Form 10-K
period 2013-12-31
Strategic Storage Trust II, Inc.
filed 2014-03-31
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-190983

Strategic Storage Trust II, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	46-1722812
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Corporate Drive, Suite 120, Ladera Ranch,

California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was $0 assuming a market value of $10.00 per share, as of June 30, 2013.

As of March 24, 2014, there were 100 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Strategic Storage Trust II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 for the purpose of engaging in the business of investing in self storage facilities. The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor was organized in 2008 to serve as the holding company for Strategic Storage Advisor, LLC and Strategic Storage Property Management, LLC, the advisor and property manager, respectively, for Strategic Storage Trust, Inc. Our Sponsor owns 100% of Strategic Storage Realty Group, LLC, which is the sole voting member of our advisor and our property manager, Strategic Storage Advisor II, LLC (our “Advisor”) and Strategic Storage Property Management II, LLC (our “Property Manager”), respectively. We have no paid employees.

Our Advisor was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we have with our Advisor (our “Advisory Agreement”).

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. As of December 31, 2013, our Articles of Incorporation had authorized 30,000 shares of common stock with a par value of $0.001. Effective January 10, 2014, our Articles of Amendment and Restatement authorized 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We will offer a minimum of $1,500,000 (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of December 31, 2013, we had not yet commenced our Offering and, accordingly, had not received any subscriptions for shares under our Offering. In addition, we had engaged only in organizational and offering related activities, and had not yet commenced operations. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of December 31, 2013, we had neither purchased nor contracted to purchase any properties, nor had our Advisor identified any properties in which there is a reasonable probability that we will invest.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on January 9, 2013. On August 2, 2013, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. We will conduct certain activities (such as tenant insurance, selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) formed on January 10, 2013, which is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it will perform for us.

Our dealer manager is Select Capital Corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to the Primary Offering. Our president owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting interest in our Advisor.

Our financial statements and the financial statements of our Operating Partnership are consolidated in the accompanying consolidated financial statements. All significant accounts and transactions have been eliminated in consolidation.

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Customers rent fully-enclosed storage units that can vary in size according to their specific needs. We expect that customers will have access to their storage units from 6:00 AM – 10:00 PM, and some of our facilities will provide 24-hour access. Customers have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from five feet by five feet to 10 feet by 30 feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2014 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 70% residential, 17.5% commercial, 6.2% military and 6.3% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items residential customers place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage properties are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the summer months due to the higher number of people who relocate during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (November 2013):

•	at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2013 there were approximately 48,500 “primary” self storage facilities in the U.S. representing approximately 2.3 billion square feet;

•	at year-end 2013 there were approximately 59,500 self storage facilities worldwide including more than 3,000 self storage facilities in Canada;

•	the top five self storage companies own and operate just 11.9% of all facilities; and

•	it took the self storage industry more than 25 years to build its first billion square feet of space; it added the second billion square feet in just eight years (1998-2005).

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Recently, self storage operators have placed increased emphasis on offering ancillary products which provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as property insurance, truck rentals and full service mail and delivery centers, all help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, automated kiosk rentals, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the U.S. Census Bureau, “baby boomers” make up nearly 27% of the U.S. population. These “baby boomers” are heading towards retirement age and have accumulated valuable possessions over the years, many of which have sentimental family or historic value, such as pictures, letters and other family keepsakes. As the “baby boomers” move into retirement age and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

We also believe that the self storage industry possesses attractive characteristics not found in other commercial real estate sectors, including the following:

•	no reliance on a “single large customer” whose vacating can have a devastating impact on rental revenue;

•	no leasing commissions and/or tenant improvements;

•	relatively low capital expenditures;

•	brand names can be developed at local, regional and even national levels;

•	opportunity for a great deal of geographic diversification, which could enhance the stability and predictability of cash flows; and

•	the lowest loan default rate of any commercial property type.

Business Overview

Unlike many other REITs and real estate companies, we will be an operating business. We will acquire, own, operate and manage self storage facilities. Our self storage facilities will offer inexpensive, easily accessible, enclosed storage units to residential and commercial users on a month-to-month basis. Most of our facilities will be fenced with computerized gates and well lighted. Many of our properties will be single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain facilities, we will offer climate controlled units that offer heating in the winter and cooling in the summer. Many of our facilities will also offer outside vehicle, boat and recreational vehicle storage areas. Our facilities generally will be constructed of masonry or steel walls resting on concrete slabs and will have standing seam metal, shingle, or tar and gravel roofs. We expect that customers will have access to their storage units from 6:00 AM – 10:00 PM, and some of our facilities will provide 24-hour access. Individual storage units will be secured by a lock furnished by the customer to provide the customer with control of access to the space.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Below are some of the strategies and tactics our Sponsor and its affiliates will utilize to grow a diversified portfolio of self storage facilities that we believe will maximize cash available for distributions and potential for appreciation in the value of our properties over the long term.

Initial Growth and Branding Stage.

We will be focused on building a diversified portfolio of self storage facilities. We will brand our facilities under the “SmartStop® Self Storage” brand. Our Sponsor also utilizes a call center, which will provide our customers with access to information regarding our self storage facilities. Additionally, our Sponsor utilizes a customer-friendly and mobile phone-friendly self storage website, www.smartstopselfstorage.com, which allows potential self storage customers to locate available units at any of our properties. We believe that implementation of these and other branding and marketing initiatives will enhance brand awareness and drive revenue growth in the future.

Focus on Increasing Revenue and Creating Greater Efficiencies.

Below are a few of the specific measures our Sponsor and its affiliates will take to maximize operating performance at our facilities:

•	Standardized Sales Processes. Our Property Manager will put forth a standardized sales approach so that the rental experience is consistent at each of our facilities. All employees will be trained in our sales approach and techniques that facilitate the generation of business.

•	Integrated Marketing Strategy. Our Sponsor and its affiliates will utilize an integrated marketing strategy for our online, phone and walk-in customers, which will include our Sponsor’s customer-friendly and mobile-friendly self storage website, allowing potential customers to locate available units at any of our properties. Also, our Sponsor’s web marketing tools, pay-per-click campaign to generate leads and improve brand recognition, search engine optimization process to obtain a dominant position in browser listings and social media campaigns provide us with a technological edge over competitors.

•	Facility Monitoring Activities. Our Property Manager will seek to increase revenue and net operating income at each of our facilities by (i) closely monitoring call volume, reservation activity and occupancy in relation to the marketing activities of our Sponsor and its affiliates, (ii) analyzing market supply and demand factors, as well as occupancy trends, in setting rental rates, promotional discounts and target marketing initiatives, (iii) continuous refinement of our Property Manager’s algorithms that manage the rental rate increases to existing customers at our self storage facilities (“Revenue Optimization System”), and (iv) closely managing our controllable operating costs.

•	Revenue Optimization System. Our Property Manager will utilize a Revenue Optimization System which will allow us to analyze every unit at every property individually and manage our available unit inventory through a sophisticated system of algorithms which automatically triggers pricing adjustments. This system allows our Sponsor and its affiliates to instantly respond to market demand and maximize revenues.

•	Creating Operational Efficiencies. As we grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager and its affiliates nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. Our Sponsor and its affiliates will also negotiate national contracts and rates with other key vendors and service providers. To the extent we can acquire facilities in clusters within geographic regions, we will see property management efficiencies resulting in reduction of personnel and other administrative costs.

•	Focus on Ancillary Revenues. We will focus on certain ancillary revenue opportunities. Our Property Manager will emphasize selling our customers tenant insurance to protect their belongings against loss or damage. We will offer a wide assortment of packing and moving supplies that a customer would need to properly protect their items while in storage. Our Property Manager will implement a standardized approach on how to sell these items to our customers as well. Additionally, we expect to provide truck rental capabilities at many of our facilities. Furthermore, customers will have the capability to purchase boxes, locks and packing supplies on-line through our Sponsor’s website. Users of this service will pick up the supplies at their nearest SmartStop® facility, which increases revenue and increases the likelihood of such customers becoming self storage customers at one of our facilities.

Investment Objectives

Overview

We will invest a substantial amount of the net proceeds of the Offering in self storage facilities and related self storage real estate investments. In the event we raise the maximum offering from our Primary Offering, we anticipate that approximately 88.5% of our gross offering proceeds will be used to primarily make investments in self storage facilities and related self storage real estate investments and pay real estate-related acquisition fees and acquisition expenses, while the remaining 11.5% will be used to pay sales commissions, dealer manager fees and other offering expenses. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;

•	provide regular cash distributions to our stockholders;

•	preserve and protect our stockholders’ invested capital; and

•	achieve appreciation in the value of our properties over the long term.

We cannot assure our stockholders that we will attain these primary investment objectives.

Exchange Listing and Other Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of this Offering:

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company;

•	list our shares on a national securities exchange; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our charter does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of the Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what you paid for your shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision.

Our Self Storage Acquisition Strategy

We will use the net proceeds we raise in our Offering to primarily invest in a portfolio of income-producing self storage facilities and related self storage real estate investments that are expected to support sustainable stockholder distributions over the long term. In order to implement our investment strategy, we will focus on income-producing self storage facilities located in primary and secondary markets. Many of these facilities will have stabilized occupancy rates greater than 70%, but will have the opportunity for higher economic occupancy due to the property management capabilities of our Property Manager.

We may make investments in mortgage loans secured by self storage facilities, including but not limited to, senior, mezzanine, or subordinated loans. We may also invest in self storage facilities internationally.

Self storage refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.3 billion rentable square feet at approximately 48,500 “primary” facilities (where self storage is the primary source of revenue). The industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. As a result of the track record of affiliates of our Sponsor in investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration and name recognition in this industry.

We intend to focus on pursuing acquisitions of self storage facilities and related self storage real estate investments in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria. We also intend to expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. However, future investments will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We will strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we will consider is the property’s current and projected cash flow.

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of this Offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential for both growth in value and for providing regular cash distributions to our stockholders.

Our Advisor will have substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for self storage facilities in the area;

•	a property’s geographic location and type;

•	a property’s physical location in relation to population density, traffic counts and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	rental rates and occupancy levels for the property and competing properties in the area;

•	potential for rent increases;

•	demographics of the area;

•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;

•	potential capital improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	potential competitors for expanding the physical layout of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonably ascertainable risks such as environmental contamination.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in our Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

Our Borrowing Strategy and Policies

Although we intend to use low leverage (less than 50% loan to purchase price) to make our investments during our Offering, at certain times during our Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout our Offering.

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or a separate loan for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets, as defined, (approximately 75% of the cost basis of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also enter into the following types of leases relating to real property:

•	a ground lease in which we enter into a long-term lease (generally greater than 30 years) with the owner for use of the property during the term whereby the owner retains title to the land; or

•	a master lease in which we enter into a long-term lease (typically 10 years with multiple renewal options) with the owner in which we agree to pay rent to the owner and pay all costs of operating and maintaining the property (a net lease) and typically have an option to purchase the property in the future.

We will make acquisitions of our real estate investments directly or indirectly through our Operating Partnership. We will acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures.

Conditions to Closing Acquisitions

Generally, we will not purchase any property unless and until we obtain at least a Phase I environmental assessment and history for each property purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	appraisals, property surveys and site audits;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including Strategic Storage Trust, Inc. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this annual report.

We may enter into joint ventures with our Sponsor, Advisor or any affiliate thereof for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us; and

•	the investment by us and the joint venture partner are on substantially the same terms and conditions.

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

Government Regulations

Our business will be subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

Other Regulations

The properties we acquire likely will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our Advisor. Our nominating and corporate governance committee of our board of directors, which is comprised solely of independent directors, must review and approve all transactions between us and our Advisor and its affiliates.

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). So long as our shares are not listed on a national securities exchange, the NASAA REIT Guidelines apply to us, and we will not:

•	Invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable.

•	Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.

•	Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•	Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no effect on our ability to implement our share redemption program.

•	When applicable, grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.

•	Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefore is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgage Loans

As of December 31, 2013, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Investment Company Act of 1940 and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, or the 1940 Act. Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code.

Employees

We have no paid employees. The employees of our Advisor provide management, acquisition, advisory and certain administrative services for us.

Competition

The extent of competition in the market area depends significantly on local market conditions. The primary factors upon which competition in the self storage industry is based are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we will compete successfully on these bases.

Many of our competitors are larger and have substantially greater resources than we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms than us.

Industry Segments

We will internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Geographic Information

As of December 31, 2013, we did not own any properties.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.

Risks Related to an Investment in Strategic Storage Trust II, Inc.

We have no prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We have no operating history, and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Sponsor to predict our future results. We were incorporated in January 2013. As of December 31, 2013, we had not made any investments in real estate or otherwise and do not own any properties or have any operations or independent financing.

Stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “Strategic Storage Trust II, Inc.” name within the investment products market;

•	expand and maintain our network of participating broker-dealers;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

Until we provide our first estimated valuation, we will generally use the gross offering price of a share of the common stock in our Offering as the per share estimated value thereof. Because this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets, our stockholders will not be able to determine the net asset value of their shares on an ongoing basis during our Offering.

We expect to provide our first estimated valuation no later than the second quarterly public filing following our termination of our Primary Offering; provided, however, that in no event will such first estimated valuation occur later than 18 months following the completion of our last public offering of common stock (excluding offerings under our distribution reinvestment plan). Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our Offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This use of the gross offering price as the estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of our stockholders’ shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

We may pay distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will use offering proceeds to fund a majority of our initial distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of our Offering, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure you that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2013, we do not own any properties or have any operations, financing or investments. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including Strategic Storage Trust, Inc. and Strategic Storage Growth Trust, Inc. Delays we encounter in the selection, acquisition and development of income-producing properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Wayne Johnson, and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager to effectively manage our properties.

We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. In addition, we will rely on our Property Manager to effectively manage our properties. Thus, the success of our business will depend in large part on the ability of our Advisor and Property Manager to manage our operations. Any adversity experienced by our Advisor or our Property Manager or problems in our relationship with our Advisor or Property Manager could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

We do not own or control the intellectual property rights to the “SmartStop® Self Storage” brand and other trademarks and intellectual property that we expect to use in connection with our self storage facilities; therefore, we could potentially lose revenues and incur significant costs if we cease to operate under this brand.

Our Sponsor owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com, the trade name “Strategic Storage,” and other intellectual property that we expect to use in connection with our business and self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a sub-license agreement with our Sponsor. In the event that we ever cease to operate under the trade name and the “SmartStop® Self Storage” brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, which could result in lost revenues. In addition, we could incur significant costs to change the signage and otherwise change our name and brand.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We may loan a portion of the proceeds of the Offering to fund the development or purchase of income-producing self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investment.

We will use the net proceeds of this Offering to purchase primarily income-producing self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may loan a portion of the net offering proceeds to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including Strategic Storage Trust, Inc. and Strategic Storage Growth Trust, Inc., and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.

Our officers and two of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including Strategic Storage Trust, Inc. and Strategic Storage Growth Trust, Inc. In addition, one of our independent directors is also an independent director of Strategic Storage Trust, Inc. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with Strategic Storage Trust, Inc., and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including Strategic Storage Trust, Inc., a public non-traded REIT with assets in excess of $700 million. We anticipate that Strategic Storage Trust, Inc. will have the first right to purchase certain self storage properties, and Strategic Storage Trust, Inc. may have access to significantly greater capital than us. Our Advisor and its affiliates are actively involved in eight other real estate programs (two of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to you and the value of your investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of our stockholders’ investment.

We may face a conflict of interest if we purchase properties from, or sell properties to, affiliates of our Advisor.

We may purchase properties from, or sell properties to, one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition or disposition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, if we purchase properties from affiliates of our Advisor, the prices we pay to these affiliates for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. If we sell properties to affiliates of our Advisor, the offers we receive from these affiliates for our properties may be equal to, or less than, the prices we paid for the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from, or selling properties to, our Advisor and its affiliates, we may pay more, or may not be offered as much, for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities.

Our Advisor will face conflicts of interest relating to the incentive fee structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our operating partnership agreement, our Advisor and its affiliates will be entitled to distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to distributions. In addition, our Advisor’s entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our operating partnership agreement will require us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our board of directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated advisor.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with other programs sponsored by our Sponsor or its affiliates for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on your investment.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (Baker Donelson) acts as legal counsel to us and also represents our Sponsor, Advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker Donelson may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker Donelson may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

We will not be afforded the protection of Maryland law relating to business combinations.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our articles of incorporation, or our charter, contain limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (1940 Act). As of December 31, 2013, we have no real estate assets, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties within one year of the termination of our Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, each stockholder’s vote on a particular matter may be superseded by the vote of other stockholders.

Our stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, each stockholder will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if the stockholder does not vote with the majority on any such matter.

If one of our stockholders does not agree with the decisions of our board of directors, the stockholder only has limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.

The board of directors must declare advisable any amendment to the charter or any merger, consolidation, transfer of assets, or share exchange, prior to such amendment or transaction, under the Maryland General Corporation Law. All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in their ability to change our policies and operations.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and our Advisory Agreement, in the case of our Advisor, requires us to indemnify our directors, officers, employees and agents, and our Advisor and its affiliates, for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Our board of directors may change any of our investment objectives, including our focus on self storage facilities.

Our board of directors may change any of our investment objectives, including our focus on self storage facilities. If our stockholders do not agree with a decision of our board to change any of our investment objectives, our stockholders only have limited control over such changes. Additionally, we cannot assure our stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to our stockholders.

Our stockholders’ interests in us will be diluted as we issue additional shares, and upon purchasing shares our stockholders’ investments may immediately be diluted based on the net book value per share of our common stock.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders should not expect to be able to own a significant percentage of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Our Advisor may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

Our Advisor is a special limited partner in our operating partnership. As the special limited partner, our Advisor is entitled to receive, among other distributions, an incentive distribution of net proceeds from the sale of properties after we have received and paid to our stockholders the threshold return. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to our Advisor, we may not be entitled to all of the Operating Partnership’s proceeds from a property sale and certain other events.

Risks Related to the Self Storage Industry

Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties will consist primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect market rents for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We will face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We will face intense competition in every market in which we purchase self storage facilities. We will compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage space in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. As a result, our rental revenues may become insufficient to make distributions to our stockholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make, which could reduce cash available for distribution to our stockholders.

The acquisition of new properties may give rise to difficulties in predicting revenue potential.

New acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired facility up to our standards, the performance of the facility may be below expectations. Properties we acquire may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties we acquire will increase or be maintained under our management.

We may be unable to promptly re-let units within our facilities at satisfactory rental rates.

Generally our unit leases will be on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates and rental concessions upon re-letting could adversely affect our rental revenues and impede our growth.

We will depend on our on-site personnel to maximize customer satisfaction at each of our facilities, and any difficulties our Property Manager encounters in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers will be contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If our Property Manager is unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to make distributions to our stockholders.

Legal claims related to moisture infiltration and mold could arise in one or more of our properties, which could adversely affect our revenues.

There has been an increasing number of claims and litigation against owners and managers of rental and self storage properties relating to moisture infiltration, which can result in mold or other property damage. We cannot guarantee that moisture infiltration will not occur at one or more of our properties. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we will implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We cannot assure our stockholders that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future. These legal claims could require significant expenditures for legal defense representation which could adversely affect our revenues.

Delays in development and lease-up of our properties would reduce our profitability.

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is fully leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we intend to own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, fires, hurricanes, pollution, environmental matters or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our Advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor based on the type, value, location and risks associated with each investment, as well as any lender requirements, and any other factors our Advisor may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we will require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, which may adversely affect our results of operations and returns to our stockholders.

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our results of operations and returns to our stockholders.

If we enter into non-compete agreements with the sellers of the self storage properties that we acquire, and the terms of those agreements expire, the sellers may compete with us within the general location of one of our self storage facilities, which could have an adverse effect on our operating results and returns to our stockholders.

We may enter into non-compete agreements with the sellers of the self storage properties that we acquire in order to prohibit the seller from owning, operating, or being employed by a competing self storage property for a predetermined time frame and within a geographic radius of a self storage facility we acquire. When these non-compete agreements expire, we may face the risk that the seller will develop, own, operate or become employed by a competing self storage facility within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	changes in property tax assessments and insurance costs; and

•	increases in interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.

We anticipate that the majority of the properties we acquire will have stabilized occupancy levels (at or above 70%). However, certain of the real properties we acquire may have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining customers, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues potentially resulting in lower cash distributions to our stockholders due to a lack of an optimum level of customers. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. In addition, because a property’s market value depends principally upon its occupancy rate, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of facilities that otherwise would be in our best interest. Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders.

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would also restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets.

We may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control, even though that disposition or change in control might be in our stockholders’ best interests.

Rising expenses could reduce cash available for future acquisitions.

Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect funds available for future acquisitions or cash available for distribution.

Adverse economic conditions will negatively affect our returns and profitability.

The following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in customer defaults under leases or bankruptcy;

•	re-leasing may require reduced rental rates under the new leases; and

•	increased insurance premiums, resulting in part from the increased risk of terrorism and natural disasters, may reduce funds available for distribution.

An environment of declining prices could weaken current real estate markets. Since we cannot predict when real estate markets would recover, the value of our properties may decline. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. Weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions. Our property values and operations could be negatively affected to the extent that negative economic conditions are prolonged or are severe.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. From time to time we may acquire unimproved real property, properties that are in need of redevelopment or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and lease available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property, including any self storage properties we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liabilities on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

We cannot assure our stockholders that the independent third party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties will be subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Additionally, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Property taxes may increase, which will adversely affect our net operating income and cash available for distributions.

Each of our properties we acquire will be subject to real property taxes. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels. Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

We will be subject to additional risks if we make international investments.

We may acquire properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•	existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	the limited experience and expertise in foreign countries of our Sponsor’s employees relative to their experience and expertise in the United States.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our ability to qualify as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our ability to qualify as a REIT.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We may place permanent financing on our properties or obtain a credit facility or other similar financing arrangement in order to acquire properties as funds are being raised in the Offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

We intend to incur, indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

High interest rates may make it difficult for us to refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on our properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor or our Property Manager. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We expect that we will incur indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets recently experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions as we will incur additional tax liabilities.

Baker Donelson, our legal counsel, has reviewed the federal tax summary and is of the opinion that it fairly summarizes the federal income tax considerations that are material to our stockholders. It is also the opinion of our legal counsel that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31 of the year preceding the taxable year in which 100 or more persons own our stock and we are not closely-held. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code. Baker Donelson will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Baker Donelson’s legal judgment based on the law in effect as of the date of the opinion. Baker Donelson’s opinion is not binding on the IRS or the courts and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including the Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including this Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital for federal income tax purposes.

If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership and jeopardizing our ability to maintain REIT status.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of investors’ capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly, at the level of the Operating Partnership, or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

We may be required to pay some taxes due to actions of our taxable REIT subsidiary, which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We intend to elect to treat Strategic Storage TRS II, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary or capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or regulatory action could adversely affect investors.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending the existing 15% qualified dividend rate for 2013 and subsequent taxable years for those individuals with incomes below certain thresholds. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy themselves that, among other things:

•	their investment is consistent with your fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans should consider ERISA risks of investing in the shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exception from such prohibited transaction rules is applicable. In addition, the Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exceptions available, and thereby prevent our assets as being treated as assets of any investing plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2013, we did not own any properties.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We will not sell any shares in the Offering unless we receive and accept subscriptions aggregating $1,500,000 prior to January 10, 2015 from persons who are not affiliated with us or our Advisor. Pending satisfaction of this condition, all subscription payments will be placed in an interest-bearing account held by an escrow agent for the benefit of the subscribers. If we do not receive and accept subscriptions for $1,500,000 by January 10, 2015, we will promptly return all funds in the escrow account, including interest, to the subscribers. As of March 24, 2014, we have not satisfied the initial escrow conditions of the Offering.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of approximately $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. We expect to disclose an estimated value annually, but this estimated value is subject to significant limitations. We expect to provide the first estimated valuation no later than the second quarterly public filing following our termination of the Primary Offering; provided, however, that in no event will such first estimated valuation occur later than 18 months following the completion of our last public offering of common stock (excluding offerings under our distribution reinvestment plan). Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimate will be determined by our board of directors, or a committee thereof, after consultation with our Advisor or, if we are no longer advised by Strategic Storage Advisor II, LLC, our officers and employees, subject to the restrictions and limitations set forth in the valuation policy. After first publishing an estimate by the board of directors, we will repeat the process of estimating share value of the common stock periodically thereafter, generally annually.

With respect to any estimate of the value of our common stock, there can be no assurance that the estimated value, or method used to estimate value, would be sufficient to enable an ERISA fiduciary or an IRA custodian to comply with the ERISA or other regulatory requirements. The DOL or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our shares.

Declaration of Distributions

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2013, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	10
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	10

Recent Sales of Unregistered Securities

On August 2, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. These shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2013, we had not issued any shares of our common stock in our Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1, on August 2, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder.

Our share redemption program, which became effective January 10, 2014, will enable our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the period from January 8, 2013 (date of inception) through December 31, 2013, our share redemption program was not yet effective and, therefore, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

For the Period January 8, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$—
Loss from continuing operations	—
Loss from continuing operations per common share-basic and diluted	—

Balance Sheet Data
Total assets	$201,000
Long-term obligations	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Strategic Storage Trust II, Inc. was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Strategic Storage Trust II, Inc. is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust II, Inc. We have no paid employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement with our Advisor. Our Advisor was formed on January 8, 2013.

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. As of December 31, 2013, our Articles of Incorporation had authorized 30,000 shares of common stock with a par value of $0.001. Effective January 10, 2014, our Articles of Amendment and Restatement authorized 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We will offer a minimum of $1,500,000 (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On January 10, 2014, the SEC declared our registration statement effective. As of December 31, 2013, we had not yet commenced our Offering and, accordingly, had not received any subscriptions for shares under our Offering.

Our results of operations for the period from January 8, 2013 (date of inception) through December 31, 2013 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation, and amortization expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

As of December 31, 2013, we have not yet acquired any properties. However, upon the acquisition of each of our properties, we will allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We will allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

Once we begin acquiring properties, the majority of our assets will consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will continually evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

As we purchase properties, we will be required to assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We will record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We will evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the entities included in our financial statements may vary based on the estimates and assumptions we use.

REIT Qualification

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ending December 31, 2014. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with the year ending December 31, 2014, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We had not commenced operations as of December 31, 2013. No operations will commence until we have sold $1,500,000 in shares of our common stock in connection with our Offering. Operating results in future periods will depend on the results of operations of the real estate properties that we acquire.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We expect to meet our short-term operating liquidity requirements initially from our Advisor or its affiliates, as we need to fund our expenses incurred before we have raised the Minimum Offering Amount of shares. After we break escrow, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

As of December 31, 2013, we have no real estate investments and we have not identified any probable real estate investments. We will not make real estate investments until we identify investment opportunities and raise sufficient capital pursuant to the Offering to do so. We cannot predict when we will begin paying cash distributions to our stockholders. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, or to fund some or all of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investment in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

Indebtedness

As of December 31, 2013, we did not have any indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity instruments and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 5 of the Notes to the Consolidated Financial Statements contained in this report.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of December 31, 2013, we did not have any debt and therefore, were not exposed to a market risk. In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth below beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

For the period from January 8, 2013 (date of inception) through December 31, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2014 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	47	Chairman of the Board of Directors, Chief Executive Officer and President	1/2013 - present
Paula Mathews	62	Secretary and Executive Vice President	1/2013 - present
Michael S. McClure	51	Executive Vice President, Chief Financial Officer and Treasurer	1/2013 - present
Wayne Johnson	56	Senior Vice President — Acquisitions	1/2013 - present
Ken Morrison	47	Senior Vice President — Property Management	1/2013 - present
James L. Berg	61	Assistant Secretary	1/2013 - present
Harold “Skip” Perry	67	Independent Director	10/2013 - present
David J. Mueller	60	Independent Director	10/2013 - present

H. Michael Schwartz. Mr. Schwartz is the Chairman of our Board of Directors and our Chief Executive Officer and President. Mr. Schwartz has been an officer and director since our initial formation in January 2013. Mr. Schwartz was appointed President of our Advisor in January 2013 and owns 100% of Strategic Capital Markets Group, LLC, which owns a 15% non-voting equity interest in Select Capital Corporation, our dealer manager. Mr. Schwartz has also served as the Chief Executive Officer and President of our Sponsor since February 2008. Mr. Schwartz has been the President of Strategic Capital Holdings, LLC, which owns a 75% interest in our Sponsor, since July 2004 and is primarily responsible for the commercial office, retail and self storage programs. Mr. Schwartz also currently serves as Chief Executive Officer, President, and Chairman of Strategic Storage Trust, Inc., a public non-traded self storage REIT sponsored by Strategic Capital Holdings, LLC, and has held these positions since August 2007 and as Chief Executive Officer, President and Chairman of Strategic Storage Growth Trust, Inc., a self storage growth REIT currently in registration to become a public non-traded REIT. He has also served as President of Strategic Storage Advisor, LLC since August 2007, and prior to that held the positions of Vice Chairman or Co-President of U.S. Advisor from July 2004 until April 2007. He has more than 20 years of real estate, securities and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (subsequently known as Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

Paula Mathews. Ms. Mathews is our Secretary and an Executive Vice President, positions she has held since our formation in January 2013. Ms. Mathews was appointed Executive Vice President of our Advisor in January 2013. Ms. Mathews has also served as an Executive Vice President of our Sponsor since February 2008. Ms. Mathews is responsible for pre-acquisition due diligence and post-acquisition management and leasing of all commercial assets. Ms. Mathews also currently serves as an Executive Vice President and Assistant Secretary for Strategic Storage Trust, Inc., positions she has held since August 2007 and June 2011, respectively, and as Executive Vice President of Strategic Storage Advisor, LLC, a position she has held since August 2007. Ms. Mathews is also a Director, Secretary and Executive Vice President of Strategic Storage Growth Trust, Inc., positions she has held since March 2013. From August 2007 through June 2011, Ms. Mathews also served as Secretary for Strategic Storage Trust, Inc. Since 2005, she has also served as Vice President — Commercial Operations for Strategic Capital Holdings, LLC. Prior to joining Strategic Capital Holdings, LLC, Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases and land sales. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

Michael S. McClure. Mr. McClure is our Chief Financial Officer and Treasurer and an Executive Vice President and has held these positions since January 2013. Mr. McClure has also been the Chief Financial Officer of our Advisor since January 2013. Mr. McClure has also served as the Chief Financial Officer of our Sponsor since February 2008. Mr. McClure is responsible for overseeing our budgeting, forecasting and financial management policies, along with directing all SEC and regulatory reporting. From January 2008 through the present, Mr. McClure has also served as Chief Financial Officer and Treasurer of Strategic Storage Trust, Inc., and has served as an Executive Vice President of such entity from June 2011 through the present. Mr. McClure also serves as Chief Financial Officer of Strategic Storage Advisor, LLC, which he joined in January 2008. Mr. McClure serves as a Director, Chief Financial Officer, Treasurer and an Executive Vice President of Strategic Storage Growth Trust, Inc. and has held these positions since March 2013. Prior to that time, from 2004 to June 2007, Mr. McClure held various positions, including Vice President of Finance, at the North Inland Empire Division of Pulte Homes, Inc. At Pulte Homes, he was responsible for all finance, accounting, human resources and office administration functions. From 2002 to 2004, Mr. McClure was a Director in the Audit Business Advisory Services practice for PricewaterhouseCoopers. From 1985 to 2002, Mr. McClure was with Arthur Andersen LLP, holding various positions including Partner. In his 20 years of experience in the public accounting field, Mr. McClure had extensive experience in the real estate industry working with REITs, homebuilders and land development companies and worked on numerous registration statements and public offerings. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. McClure holds a B.S.B.A. degree from California State University, Fullerton.

Ken Morrison. Mr. Morrison is our Senior Vice President — Property Management, a position he has held since January 2013. He has also been the President of our Property Manager since its initial formation in March 2013. Mr. Morrison has also served as the President of Strategic Storage Property Management, LLC since December 2011 and as Senior Vice President – Property Management of Strategic Storage Trust, Inc. since June 2013 and of Strategic Storage Growth Trust, Inc. since January 2014. Mr. Morrison’s primary responsibility is to oversee management of our self storage properties, which includes managing the day-to-day activities at our self storage facilities, maintaining and upgrading the properties in our self storage portfolio, and overseeing the Internet and Self Storage Marketing departments of our Sponsor. Prior to joining Strategic Storage Property Management, LLC, Mr. Morrison held several executive management positions with Public Storage from 1998 until November 2011, where he was responsible for the oversight of 300 self storage facilities in 11 states and supervised a staff of 37 district managers. Prior to joining Public Storage, Mr. Morrison spent eight years in management with Safeway. Mr. Morrison has completed coursework at both West Valley College in Saratoga, California and the Center for Creative Leadership in San Diego, California.

James L. Berg. Mr. Berg has been our Assistant Secretary since our formation in January 2013. Mr. Berg is also the General Counsel of our Sponsor, a position he has held since April 2011. From June 2011 through the present, Mr. Berg has served as Secretary of Strategic Storage Trust, Inc. and has served as Assistant Secretary of Strategic Storage Growth Trust, Inc. since January 2014. Mr. Berg has over 25 years of experience in general business, corporate, securities, venture capital and intellectual property law. From November 2004 to April 2011, he was General Counsel of U.S. Advisor, LLC. From March 2004 until November 2004, Mr. Berg was Senior Vice President and General Counsel of LoanCity.com, a wholesale mortgage lender based in San Jose, California. Prior to that, Mr. Berg was a partner in several laws firms in Oakland, California. Mr. Berg received a J.D. (magna cum laude) from the University of Michigan Law School in 1978 and a B.S. (with high distinction) from the University of Michigan Business School in 1975. He is a member of the State Bar of California, Business Law Section.

Wayne Johnson. Mr. Johnson is our Senior Vice President — Acquisitions, focusing on self storage acquisitions. Mr. Johnson has held the position of Senior Vice President — Acquisitions since our initial formation in January 2013. Mr. Johnson has also served as Senior Vice President — Acquisitions for our Advisor since January 2013 and as Senior Vice President — Acquisitions for our Sponsor since February 2008. Mr. Johnson has also served as Senior Vice President — Acquisitions for Strategic Storage Trust, Inc. since August 2007, as Senior Vice President — Acquisitions for Strategic Storage Advisor, LLC since August 2007, as Senior Vice President — Acquisitions for Strategic Capital Holdings, LLC since June 2006, and as Senior Vice President — Acquisitions for Strategic Storage Growth Trust, Inc. since March 2013. During this time, Mr. Johnson has overseen the acquisition of 126 self storage facilities consisting of approximately 10.5 million square feet. Prior to joining Strategic Capital Holdings, LLC, Mr. Johnson was involved in all aspects of commercial development and leasing, including office, office warehouse, retail and self storage facilities. Mr. Johnson has developed, managed and operated 14 self storage facilities in excess of one million square feet. Mr. Johnson served on the board and is the past President of the Texas Self Storage Association (TSSA), which is the trade organization for self storage development, ownership and management with approximately 3,800 members consisting of storage owners, developers, operators and vendors throughout Texas. Mr. Johnson entered the commercial real estate business in 1979 after graduating from Southern Methodist University with a B.B.A. in Finance and Real Estate.

Harold “Skip” Perry. Mr. Perry is one of our independent directors and is a member of our audit committee and the nominating and corporate governance committee of our board of directors. Mr. Perry is also an independent director of Strategic Storage Trust, Inc. Mr. Perry has over 40 years of financial accounting, management and consulting experience for domestic and international organizations in the real estate industry. He is currently the Executive Managing Director of Real Globe Advisors, LLC, a commercial real estate advisory firm which he founded. Mr. Perry also held the same position with Real Globe Advisors, LLC from July 2007 to June 2009 as well. From June 2009 to March 2011, he was the Managing Director of Alvarez & Marsal Real Estate Advisory Services. From 1995 to June 2007, Mr. Perry was a national partner in Ernst & Young LLP’s Transactional Real Estate Advisory Services Group and held a number of leadership positions within Ernst & Young. While at Ernst & Young, he handled complex acquisition and disposition due diligence matters for private equity funds and corporate clients, complex real estate portfolio optimization studies, and monetization strategies within the capital markets arena, including valuation of self storage facilities. Prior to 1995, Mr. Perry headed the Real Estate Consulting Practice of the Chicago office of Kenneth Leventhal & Co. Prior to his time with Kenneth Leventhal & Co., Mr. Perry was a senior principal with Pannell Kerr Forester, a national accounting and consulting firm specializing in the hospitality industry. He is a CPA and holds an MAI designation with the Appraisal Institute and a CRE designation with the Counselors of Real Estate. He graduated with a Bachelor of Arts in Russian and Economics from the University of Illinois, and has a Masters of Business Administration with a concentration in finance from Loyola University in Illinois.

David J. Mueller. Mr. Mueller is one of our independent directors and is a member of the audit committee and the nominating and corporate governance committee of our board of directors. Mr. Mueller has more than 25 years of financial management experience with several firms in the financial services industry. In June 2009, Mr. Mueller founded his own CPA firm, specializing in consulting, audit, and tax services for small business and non-profits, where he continues to serve as Managing Partner. From June 2001 to May 2009, he worked for Manulife Financial Corporation, serving in several capacities including Controller of Annuities and CFO of Distribution for Manulife Wood Logan, where he was heavily involved in the company’s due diligence and subsequent integration with John Hancock Financial Services. Prior to his time with Manulife Financial Corporation, Mr. Mueller served as Chief Financial Officer of Allmerica Financial Services, the insurance and investment arm of Allmerica Financial Corporation. He began his career in the Boston office of Coopers and Lybrand, specializing in financial services, real estate, and non-profits. Mr. Mueller is a CPA and graduated from the University of Wisconsin with a degree in Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and greater than 10% stockholders were not subject to the beneficial ownership reporting requirements pursuant to Section 16(a) of the Exchange Act during the year-ended December 31, 2013, and therefore no reports were filed pursuant to Section 16(a) during that period.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on March 25, 2014 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees and officers of our advisor, Strategic Storage Advisor II, LLC (“Advisor”), and its affiliates who perform material functions for us. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at www.strategicreit.com.

Audit Committee

Our board of directors ratified the Audit Committee’s adoption of its charter on December 20, 2013 (the “Audit Committee Charter”). The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.

The members of the Audit Committee are our two independent directors, Harold “Skip” Perry and David J. Mueller, with Mr. Mueller serving as Chairman of the Audit Committee. The Audit Committee did not hold any meetings during 2013 as we are a newly-formed company. Our board of directors has determined that Mr. Mueller satisfies the requirements for an “audit committee financial expert” and has designated Mr. Mueller as the Audit Committee financial expert in accordance with applicable SEC rules.

Nominating and Corporate Governance Committee

Our board of directors ratified the Nominating and Corporate Governance Committee’s adoption of its charter on December 20, 2013 (the “Nominating and Corporate Governance Committee Charter”). The Nominating and Corporate Governance Committee’s primary focus is to assist our board of directors in fulfilling its responsibilities with respect to director nominations, corporate governance, board of directors and committee evaluations and conflict resolutions. The Nominating and Corporate Governance Committee assists our board of directors in this regard by: (1) identifying individuals qualified to serve on our board of directors, consistent with criteria approved by our board of directors, and recommending that our board of directors select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify prospective members of our board of directors; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our board of directors; (4) overseeing an annual evaluation of our board of directors, each of the committees of our board of directors and management; (5) developing and recommending to our board of directors a set of corporate governance principles and policies; (6) periodically reviewing our corporate governance principles and policies and suggesting improvements thereto to our board of directors; and (7) considering and acting on any conflicts-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our Advisor or its affiliates. The Nominating and Corporate Governance Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Nominating and Corporate Governance Committee Charter and in accordance with current laws, rules and regulations.

The members of the Nominating and Corporate Governance Committee are our two independent directors, Harold “Skip” Perry and David J. Mueller, with Mr. Perry serving as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee did not hold any meetings during 2013 as we are a newly-formed company.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis - Executive Compensation

We do not directly compensate our executive officers, including H. Michael Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer, for services rendered to us. We do not currently intend to pay any compensation directly to our executive officers. As a result, we have not established a Compensation Committee and we have not considered a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the Board of Directors, or Compensation Committee if established, will review all forms of compensation and approve all equity-based awards.

Our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We will pay these entities fees and reimburse expenses pursuant to our Advisory Agreement. We did not make any such reimbursements to our Advisor for the period from January 8, 2013 (date of inception) through December 31, 2013. Based on our agreement with our Advisor, such amounts will only become reimbursable when the Minimum Offering Amount is met.

Director Compensation

Summary

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total

H. Michael Schwartz	$—	$—	$—	$—	$—	$—	$—
Harold “‘Skip” Perry	$1,000	$—	$—	$—	$—	$—	$1,000
David J. Mueller	$1,000	$—	$—	$—	$—	$—	$1,000

Compensation Committee

We have not established a Compensation Committee because our board of directors feels that it is not necessary at this time given the fact that we currently do not directly compensate any of our officers or affiliated directors and we have not issued any shares in accordance with our Employee and Director Long-Term Incentive Plan (the “Plan”). Currently, our independent directors fulfill all of the responsibilities with respect to officer and director compensation, but our independent directors may delegate this authority to a committee of our board of directors when they deem it appropriate. Our independent directors fulfill these responsibilities by: (1) reviewing and approving our corporate goals with respect to compensation of officers and directors; (2) establishing compensation for all non-employee directors, including board and committee retainers, meeting fees and equity-based compensation; (3) administering and granting equity-based compensation to our Advisor, employees of our Advisor and affiliates based upon recommendations from our Advisor; and (4) setting the terms and conditions of such equity-based compensation in accordance with the Plan. Our independent directors fulfill these responsibilities in accordance with current laws, rules and regulations.

Cash Compensation to Directors

Beginning in 2014, we will pay each of our independent directors a retainer of $20,000 per year plus $1,000 for each board of directors or committee meeting the independent director attends in person ($2,000 for attendance by the chairperson of a committee at each committee meeting in which the independent director is a chairperson) and $1,500 for each regularly scheduled meeting the independent director attends by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the audit committee if there is a meeting of such committee). For the period from January 8, 2013 (date of inception) through December 31, 2013, our board of directors had one meeting and each director earned $1,000 for such meeting.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards to Independent Directors

As of December 31, 2013, we had not issued any awards pursuant to the Plan.

The Plan was approved and adopted prior to the commencement of our Offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights, distribution equivalent rights and other equity-based awards, including, but not limited to, restricted stock.

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2013, there were ten shares available for issuance under the Plan. The term of the Plan is 10 years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

In the event our board of directors or Compensation Committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the board of directors or Compensation Committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.

Compensation Committee Interlocks and Insider Participation

For the period from January 8, 2013 (date of inception) through December 31, 2013, decisions regarding officer and director compensation were made by Messrs. Perry and Mueller, our independent directors, and Mr. Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer. None of our executive officers or directors had relationships in the year ended December 31, 2013 that would require disclosure as a “compensation committee interlock” or “insider participation.”

Compensation Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has determined that the Compensation Discussion and Analysis – Executive Compensation be included in this Annual Report on Form 10-K.

H. Michael Schwartz
Harold “Skip” Perry
David J. Mueller

March 25, 2014

The preceding Compensation Committee Report to stockholders is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2013, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	10
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	10

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of December 31, 2013, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 100 shares of common stock outstanding as of December 31, 2013.

Common Stock
Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock		Percentage of Class
H. Michael Schwartz, Chairman of the Board of Directors, President and Chief Executive Officer	100	(3)	100%
Paula Mathews, Executive Vice President and Assistant Secretary	—		—
Michael S. McClure, Executive Vice President, Chief Financial Officer and Treasurer	—		—
Wayne Johnson, Senior Vice President — Acquisitions	—		—
Ken Morrison, Senior Vice President — Property Management	—		—
James L. Berg, Secretary	—		—
Harold “Skip” Perry, Independent Director	—		—
David J. Mueller, Independent Director	—		—

All directors and executive officers as a group	100		100%

(1)	The address of each beneficial owner listed is 111 Corporate Drive, Suite 120, Ladera Ranch, California 92694.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2013. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock show as beneficially owned by them.
(3)	Includes 100 shares owned by Strategic Storage Advisor II, LLC, which is indirectly owned and controlled by Mr. Schwartz.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

General

Certain of our executive officers and one of our directors hold ownership interests in and are officers of our Sponsor, our Advisor, our Property Manager, our Dealer Manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our Dealer Manager and Property Manager.

We are currently a party to three types of agreements giving rise to material transactions between us and our affiliates, including our Advisory Agreement, our Property Management Agreements and our Dealer Manager Agreement. We are also party to a sub-license agreement with our Advisor with respect to trademarks. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the period from January 8, 2013 (date of inception) through December 31, 2013. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company. For the period from January 8, 2013 (date of inception) through December 31, 2013, we incurred no related party fees or expenses.

Advisory Agreement

Strategic Storage Holdings, LLC (“Strategic Storage Holdings”), our Sponsor, owns 100% of Strategic Storage Realty Group, LLC, which is the sole voting member of our Advisor, Strategic Storage Advisor II, LLC. H. Michael Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer, and the President of our Advisor, owns a minority interest in Strategic Storage Holdings. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our Advisory Agreement. The term of our Advisory Agreement will end on January 10, 2015, but may be renewed for an unlimited number of successive one-year periods.

Our Advisor and its officers, employees and affiliates expect to engage in other business ventures and, as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the Advisory Agreement, our Advisor will be required to devote sufficient resources to our administration to discharge its obligations.

Many of the services performed by our Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that our Advisor performs for us as our Advisor, and it is not intended to include all of the services that may be provided to us by third parties. Under the terms of the Advisory Agreement, our Advisor undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, our Advisor, either directly or indirectly by engaging an affiliate, performs the following, among other duties and subject to the authority of our board of directors:

•	finding, evaluating, presenting and recommending to us investment opportunities consistent with our investment policies and objectives;

•	serving as our investment and financial advisor and providing research and economic and statistical data in connection with our assets and our investment policies;

•	acquiring properties and making investments on our behalf in compliance with our investment objectives and policies;

•	structuring and negotiating the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	reviewing and analyzing each property’s operating and capital budget;

•	arranging, structuring and negotiating financing and refinancing of properties;

•	performing all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•	consulting with our officers and board of directors and assisting the board of directors in formulating and implementing our financial policies;

•	preparing and reviewing on our behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies;

•	providing the daily management and performing and supervising the various administrative functions reasonably necessary for our management and operations; and

•	investigating, selecting, and, on our behalf, engaging and conducting business with such third parties as our Advisor deems necessary to the proper performance of its obligations under the Advisory Agreement.

Organization and offering costs of our Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the primary offering portion of the Offering (the “Primary Offering”).

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 0.625% of the average of the aggregate asset value, as defined, of our assets. Under our Advisory Agreement, our Advisor receives fees in an amount equal to the lesser of: (a) 1% of the contract sale price for each property or (b) 50% of the competitive real estate commission for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. Any disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including the disposition fee) paid to all persons for each property does not exceed an amount equal to the lesser of: (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. The disposition fee is paid at the time the property is sold. No such fees were paid for the period from January 8, 2013 (date of inception) through December 31, 2013. Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after the acquisition of our first real estate asset, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

Property Management Agreements

Similar to our Advisor, Strategic Storage Realty Group, LLC is the sole voting member of Strategic Storage Property Management II, LLC, our Property Manager.

Our Property Manager will manage our properties pursuant to separate Property Management Agreements for each property. The Property Management Agreements will generally have one or three year terms and will automatically renew unless notice is given by either us or our Property Manager. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into Sub-Property Management Agreements with third party management companies and pay part of its management fee to such Sub-Property Managers.

Our Property Manager (or Sub-Property Manager) will be responsible for hiring, directing and establishing policies for employees who have direct responsibility for the operations of each property we acquire, which may include but not be limited to on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and also may be employed by our Advisor or certain companies affiliated with it. Our Property Manager will also responsible for directing the purchase of equipment and supplies and supervising all maintenance activity.

Our Property Manager will receive a fee for its services in managing our properties generally equal to 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our property management agreement. Reimbursable costs and expenses will include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager will be entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our properties in connection with the tenant insurance program. Additionally, there is a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by the Sponsor.

Dealer Manager Agreement

Our President, H. Michael Schwartz, owns a 15% beneficial non-voting equity interest in Select Capital Corporation, our Dealer Manager.

Our Dealer Manager serves as our Dealer Manager pursuant to our Dealer Manager Agreement. The Dealer Manager Agreement will terminate upon the termination of our Offering or upon 60 days’ written notice by either party. Our Dealer Manager provides wholesaling, sales promotional and marketing services to us in connection with our Offering. Specifically, our Dealer Manager ensures compliance with SEC rules and regulations and FINRA rules relating to the sale process and participating broker-dealer relationships, assists in the assembling of prospectus kits, assists in the due diligence process and ensures proper handling of investment proceeds.

Our Dealer Manager is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering and a Dealer Manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3% Dealer Manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.

In accordance with FINRA rules, in no event will our total underwriting compensation, including, but not limited to, sales commissions, the dealer manager fee and expense reimbursements to our Dealer Manager and participating broker-dealers, exceed 10% of our gross offering proceeds, in the aggregate. We expect to pay an additional amount of gross offering proceeds for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds. We may also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Offering and our organization, but in no event will such amounts exceed (i) 3.5% of the gross offering proceeds raised by us in the terminated or completed Offering (excluding sales commissions and dealer manager fees), or (ii) 15% of the gross offering proceeds raised by us in the terminated or completed Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the offering terminates or is completed, our Advisor must reimburse us for any excess amounts. FINRA and many states also limit our total organization and offering expenses to 15% of gross offering proceeds.

Trademark Sub-License Agreement

Under a separate trademark sub-license agreement, our Advisor (through our Sponsor) has granted us a non-transferable, non-sublicenseable, non-exclusive, royalty-free right and license to use the trade name “Strategic Storage Trust II” and “SmartStop® Self Storage,” as well as certain registered trademarks and trademark applications for registration (collectively, the “Marks”) solely in connection with our business until the later of (a) a change of control event (as defined in the trademark sub-license agreement), (b) termination of the trademark license agreement between our Sponsor and our Advisor, or (c) termination of our Advisory Agreement, under certain circumstances, or if we declare bankruptcy or file for dissolution or reorganization. Our Sponsor may, at its option, upon 30 days’ written notice to us, terminate the license granted if we or our subsidiaries fail to comply with the requirements relating to the Marks under the trademark sub-license agreement. In addition, we, our Sponsor or our Advisor may terminate the trademark sub-license agreement with 60 days’ notice prior to the expiration of the then-current term. The result of this temporary license is that upon the expiration of our temporary license, including any potential renewals or extensions of such license to use the trade names “Strategic Storage Trust II” and “SmartStop® Self Storage,” we will be required to change our name and re-brand our properties and would lose any value, or perceived value, associated with the use of the trade names “Strategic Storage Trust II” and “SmartStop® Self Storage.”

Tenant Reinsurance Program

Affiliates of our Sponsor, including our Chief Executive Officer, President and Chairman, are participating in a tenant reinsurance program whereby customers of our self storage facilities can purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will reinsure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. In 2013, we did not generate any revenue in connection with the tenant reinsurance program.

Storage Auction Program

Our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President — Property Management and the President of our property manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. In 2013, we did not incur any fees in connection with the Auction Company.

Director Independence

While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the New York Stock Exchange (NYSE), consistent with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Perry and Mueller both meet the relevant definition of “independent.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Relationship with Principal Auditor

Overview

During the period from January 8, 2013 (date of inception) through December 31, 2013, CohnReznick, served as our independent auditor and provided certain tax and other services.

The Audit Committee currently anticipates that it will engage CohnReznick as our independent auditor to audit our financial statements for the year ending December 31, 2014, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Pre-Approval Policies

The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditor, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

All services rendered by CohnReznick for the period from January 8, 2013 (date of inception) through December 31, 2013 were pre-approved in accordance with the policies set forth above.

Fees Paid to Principal Auditor

The Audit Committee reviewed the audit services performed by CohnReznick, as well as the fees charged by CohnReznick for such services. The aggregate fees billed to us for professional accounting services provided by CohnReznick, including the audit of our annual financial statements, for the period from January 8, 2013 (date of inception) through December 31, 2013, is set forth in the table below.

2013
Audit Fees	$72,000
Audit-Related Fees	—
Tax Fees	2,400
All Other Fees	—

Total	$74,400

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed that do not meet one of the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedule—All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 31, 2014.

STRATEGIC STORAGE TRUST II, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2014
H. Michael Schwartz

/s/ Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2014
Michael S. McClure

/s/ Harold “Skip” Perry	Independent Director	March 31, 2014
Harold “Skip” Perry

/s/ David J. Mueller	Independent Director	March 31, 2014
David J. Mueller

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 8, 2013 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholder of Strategic Storage Trust II, Inc.

We have audited the accompanying consolidated balance sheet of Strategic Storage Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period January 8, 2013 (inception) through December 31, 2013. Strategic Storage Trust II, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Trust II, Inc. and Subsidiaries as of December 31, 2013 and the consolidated results of its operations and its cash flows for the period January 8, 2013 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Los Angeles, California

March 31, 2014

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2013

December 31, 2013
ASSETS
Cash and cash equivalents	$201,000

Total assets	$201,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities	$—
Commitments and contingencies (Note 4)

Stockholder’s Equity:

Common stock, $0.001 par value; 30,000 shares authorized; 100 shares issued and outstanding	1
Additional paid-in capital	999

Total Strategic Storage Trust II, Inc. stockholder’s equity	1,000

Noncontrolling interest in our Operating Partnership	200,000

Total liabilities and stockholder’s equity	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from January 8, 2013 (date of inception) through December 31, 2013

Period from January 8, 2013 (date of inception) through December 31, 2013
Revenues	$—

Expenses	—

Net income	—

Net income attributable to the noncontrolling interest in our Operating Partnership	—

Net income attributable to Strategic Storage Trust II, Inc.	$—

Net loss per share—basic and diluted	$—

Weighted average shares outstanding	42

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the Period from January 8, 2013 (date of inception) through December 31, 2013

		Common	Additional
	Number of	Stock	Paid-in	Retained	Noncontrolling
	Shares	Par Value	Capital	Earnings	Interests	Total
Balance as of January 8, 2013 (date of inception)	—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	100	1	999	—	—	1,000
Issuance of limited partnership units in our Operating Partnership.	—	—	—	—	200,000	200,000

Balance as of December 31, 2013	100	$1	$999	$—	$200,000	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from January 8, 2013 (date of inception) through December 31, 2013

Period from January 8, 2013 (date of inception) through December 31, 2013
Cash flows from financing activities:
Issuance of common stock	$1,000
Issuance of noncontrolling interest in our Operating Partnership	200,000

Cash provided by financing activities	201,000

Net increase in cash and cash equivalents	201,000

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1. Organization

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Sponsor”), is the sponsor of our Offering. Our Sponsor was organized in 2008 to serve as the holding company for Strategic Storage Advisor, LLC and Strategic Storage Property Management, LLC, such affiliates provide management services to Strategic Storage Trust, Inc. Strategic Storage Realty Group, LLC, which is wholly-owned by our Sponsor, is the sole voting member of our Advisor and our Property Manager.

Our advisor is Strategic Storage Advisor II, LLC, a Delaware limited liability company (our “Advisor”) which was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us, our Sponsor and of Strategic Storage Trust, Inc.

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. As of December 31, 2013, our Articles of Incorporation had authorized 30,000 shares of common stock with a par value of $0.001. Effective January 10, 2014, our Articles of Amendment and Restatement authorized 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We will offer a minimum of $1,500,000 (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of December 31, 2013, we had not yet commenced our Offering and, accordingly, had not received any subscriptions for shares under our Offering. In addition, we had engaged only in organizational and offering related activities, and had not yet commenced operations. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of December 31, 2013, we had neither purchased nor contracted to purchase any properties, nor had our Advisor identified any properties in which there is a reasonable probability that we will invest.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. On August 2, 2013, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. We will conduct certain activities (such as tenant insurance, selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which was formed on January 10, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our property manager will be Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”), which was formed on January 8, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiary, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations for Investments in Joint Ventures

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2013, we had not entered into contracts/interests that would deemed to be variable interests in VIEs.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

We will consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Real Estate Purchase Price Allocation

We will account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance will require us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities will be based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we will determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties will be at market rates, as the majority of the leases will be month-to-month contracts. We will also consider whether in-place, market leases represent an intangible asset. We do not expect intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We will apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, potentially including adjustments to interest, depreciation and amortization expense.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss.

Equity Investments

Investments in unconsolidated real estate joint ventures and VIEs in which we are not the primary beneficiary, where we have significant influence, but not control, will be recorded under the equity method of accounting in our consolidated financial statements. Under the equity method, our investments in real estate ventures will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures will be generally recognized based on the allocation of cash distributions upon liquidation of the investment in accordance with the joint venture agreements.

Investments representing passive preferred equity and/or minority interests will be accounted for under the cost method. Under the cost method, our investments in real estate ventures will be carried at cost and adjusted for other-than-temporary declines in fair value, distributions representing a return of capital and additional investments.

Revenue Recognition

Management expects that all of our leases will be operating leases. Rental income will be recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases will be recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases will be included in accounts payable and accrued liabilities in our consolidated balance sheet and contractually due but unpaid rent will be included in other assets.

Allowance for Doubtful Accounts

Customer accounts receivable will be reported net of an allowance for doubtful accounts. Management’s estimate of the allowance will be based upon a review of the current status of customer accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Depreciation of Real Property Assets

Our management will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is expected to be charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30 to 35 years
Site Improvements	7 to 15 years

Depreciation of Personal Property Assets

Personal property assets are expected to consist primarily of furniture, fixtures and equipment and will be depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and will be included in other assets on our consolidated balance sheet.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Intangible Assets

We will allocate a portion of our real estate purchase price to in-place leases. We will amortize in-place leases on a straight-line basis over the estimated future benefit period.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing will be deferred and amortized over the term of the related loan.

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the initial public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfy the Minimum Offering Amount of our Offering. Such organization and offering costs as of December 31, 2013, were approximately $1,075,000. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs will be recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We will record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan will be considered to be temporary equity and will be presented as redeemable common stock in the accompanying consolidated balance sheet.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares will be contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

Fair Value Measurements

The accounting standard for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and provides for expanded disclosure about fair value measurements. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the assets or liabilities that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level that is significant to the fair value measurement in its entirety.

The accounting guidance for fair value measurements and disclosures provides a framework for measuring fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In determining fair value, we will utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment will be necessary to interpret Level 2 and 3 inputs in determining fair value of our financial and non-financial assets and liabilities. Accordingly, there can be no assurance that the fair values we will present will be indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

The carrying amounts of cash and cash equivalents, customer accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

To comply with GAAP, we will incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we will consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheet. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

In January 2014 we filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for our customers and generally may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS will follow accounting guidance which will require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Note 3. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager, entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our initial public Offering. Organization and offering costs will consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor will receive various fees and expenses under the terms of our Advisory Agreement. As discussed above, we will be required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor will be required to reimburse us within 60 days after the end of the month in which the initial public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering.

Our Advisor will receive acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses our Advisor incurs. Our Advisor will also receive a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of our aggregate asset value, as defined.

Under our Advisory Agreement, our Advisor will receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquire our first real estate asset, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

Dealer Manager Agreement

Our Dealer Manager will receive a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of our Dealer Manager Agreement. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds from sales in the Primary Offering.

Affiliated Dealer Manager

Our president owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Our Property Manager will receive a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the property manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager will be entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our properties in connection with tenant insurance program. Additionally, the agreement will include a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by Strategic Storage Holdings, LLC.

Tenant Reinsurance Program

Affiliates of our Sponsor, including our chairman of the board of directors, chief executive officer and president, participate in a tenant reinsurance program whereby we expect that customers of our self storage facilities will be able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer will provide fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program.

Storage Auction Program

Our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President — Property Management and the President of our property manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. In 2013, we did not incur any fees in connection with the Auction Company.

Note 4. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders.

Share Redemption Program

We adopted a share redemption program that enables stockholders to sell their shares to us in limited circumstances. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. The complete terms of our share redemption program are described in our prospectus.

The amount that we may pay to redeem stock for redemptions is the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 3	90.0% of Redemption Amount
3 or more but less than 4	95.0% of Redemption Amount
4 or more	100.0% of Redemption Amount

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount the stockholder paid for their shares or the price per share in the current Offering. If we are no longer engaged in an offering, the per share Redemption Amount will be determined by our board of directors. Our board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

There will be several limitations on our ability to redeem shares under the share redemption program including, but not limited to:

•	Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or bankruptcy, we may not redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.

•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as our Sponsor is acting as our sponsor.

Note 5. Subsequent Events

Offering Status

Our Offering was declared effective by the SEC on January 10, 2014.

As of March 24, 2014, in connection with our Offering we have received subscriptions of approximately $65,000, which will be held in an escrow account until we reach our Minimum Offering Amount. Organization and offering costs incurred as of March 15, 2014, were approximately $1,600,000.

Potential Acquisition of Raleigh/Myrtle Beach Portfolio

On January 21, 2014, our Sponsor executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a portfolio of five self storage facilities, consisting of three facilities located in Raleigh, North Carolina and two facilities located in Myrtle Beach, South Carolina (the “Raleigh/Myrtle Beach Portfolio”). Although we are not currently a party to and have no obligations under the Raleigh/Myrtle Beach Portfolio purchase agreement, our Sponsor intends to assign the Raleigh/Myrtle Beach Portfolio purchase agreement to us upon our achievement of the Minimum Offering Amount in our Offering. Our board of directors approved our potential acquisition of the Raleigh/Myrtle Beach Portfolio on March 25, 2014.

The purchase price for the Raleigh/Myrtle Beach Portfolio is $22.1 million, plus closing costs and acquisition fees. Subject to achieving the Minimum Offering Amount and approval by the current lender of our assumption of the existing loan encumbering the properties, we expect this acquisition to close in the second or third quarter of 2014 and to fund such acquisition with a combination of net proceeds from our Offering and assumption of an existing $12.8 million loan encumbering the properties in the Raleigh/Myrtle Beach Portfolio. The properties in the Raleigh/Myrtle Beach Portfolio consist of an aggregate of approximately 2,500 self storage units and approximately 355,000 rentable square feet. Upon assignment, we will only be obligated to purchase the Raleigh/Myrtle Beach Portfolio after satisfactory completion of agreed upon closing conditions. There can be no assurance that we will complete the acquisition of the Raleigh/Myrtle Beach Portfolio. If we fail to complete such acquisition, we may forfeit earnest money as a result.

Declaration of Initial Distribution Rate

On March 25, 2014, our board of directors authorized a daily distribution in the amount of $0.00164383561 per share (equivalent to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share) on the outstanding shares of common stock, payable to stockholders of record of such shares as shown on our books as of the close of business on each day of the fiscal quarter in which we have raised the Minimum Offering Amount, which distribution shall commence upon the date that such Minimum Offering Amount is raised and continue through the end of the then-ongoing fiscal quarter. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on December 11, 2013, Commission File No. 333-190983

3.1*	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc.

3.3	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.1*	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P.

10.2*	Advisory Agreement by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P. and Strategic Storage Advisor, LLC

10.3	Escrow Agreement between Strategic Storage Trust II, Inc. and UMB Bank, N.A., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.4	Strategic Storage Trust II, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.5*	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust II, Inc.

21.1	Subsidiaries of Strategic Storage Trust II, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.