Form 10-Q
period 2014-03-31
Strategic Storage Trust II, Inc.
filed 2014-05-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(877) 327-3485

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2014: 100, $0.001 par value per share.

FORM 10-Q

STRATEGIC STORAGE TRUST II, INC.

		Page No.

PART I.	FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3

Item 1.	Consolidated Financial Statements:	4

	Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (unaudited)	5

	Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and for the Period from January 8, 2013 (date of inception) through March 31, 2013 (unaudited)	6

	Consolidated Statement of Equity for the Three Months Ended March 31, 2014 (unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and for the Period from January 8, 2013 (date of inception) through March 31, 2013 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Storage Trust II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, and Part II, Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the period from January 8, 2013 (date of inception) through December 31, 2013. Our results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$201,000	$201,000

Total assets	$201,000	$201,000

LIABILITIES AND EQUITY
Liabilities	$—	$—
Commitments and contingencies (Note 4)

Equity:

Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 100 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	999	999

Total Strategic Storage Trust II, Inc. equity	1,000	1,000

Noncontrolling interest in our Operating Partnership	200,000	200,000

Total liabilities and equity	$201,000	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2014	Period from January 8, 2013 (date of inception) through March 31, 2013
Revenues	$—	$—

Expenses	—	—

Net income	—	—

Net income attributable to the noncontrolling interest in our Operating Partnership	—	—

Net income attributable to Strategic Storage Trust II, Inc.	$—	$—

Net income per share—basic and diluted	$—	$—

Weighted average shares outstanding—basic and diluted	100	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interest	Total
Balance as of December 31, 2013	100	$1	$999	$—	$1,000	$200,000	$201,000
Net income attributable to Strategic Storage Trust II, Inc	—	—	—	—	—	—	—

Balance as of March 31, 2014	100	$1	$999	$—	$1,000	$200,000	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2014	Period from January 8, 2013 (date of inception) through March 31, 2013
Net change in cash and cash equivalents	$—	$—

Cash and cash equivalents, beginning of period	201,000	—

Cash and cash equivalents, end of period	$201,000	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We will offer a minimum of $1,500,000 (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of March 31, 2014, we had received subscriptions to purchase approximately $190,000 in shares pursuant to our Offering, which will be held in an escrow account until we reach our Minimum Offering Amount. In addition, we had engaged only in organizational and offering related activities, and had not yet commenced operations. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of March 31, 2014, we had neither purchased nor contracted to purchase any properties, however, our Sponsor has identified one potential acquisition consisting of a portfolio of five self storage facilities (see Note 6).

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Consolidation Considerations for Investments in Joint Ventures

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2014, we had not entered into contracts/interests that would deemed to be variable interests in VIEs.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our financial statements. We will apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, potentially including adjustments to interest, depreciation and amortization expense.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfy the Minimum Offering Amount of our Offering. Such organization and offering costs as of March 31, 2014, were approximately $1,650,000. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs will be recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

March 31, 2014

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheet. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Under our Advisory Agreement, our Advisor will receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property, and our fee is subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital.

Our Advisor may also be entitled to various subordinated distributions pursuant to our Operating Partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement (other than a voluntary termination), (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the Operating Partnership agreement.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Affiliated Dealer Manager

Our president owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Each of our self storage properties will be managed by our Property Manager under a separate property management agreement. Under each agreement, our Property Manager will receive a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager will be entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our facilities in connection with the tenant insurance program. Additionally, each agreement will include a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by our Sponsor.

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

Storage Auction Program

Our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President – Property Management and the president of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. As of March 31, 2014, we had not incurred any fees in connection with the Auction Company.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount the stockholder paid for their shares or the price per share in the current Offering. If we are no longer engaged in an offering, the per share Redemption Amount will be determined by our board of directors. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Note 6. Potential Acquisitions

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

Note 7. Subsequent Event

As of May 7, 2014, in connection with our Offering we had received subscriptions of approximately $680,000, which will be held in an escrow account until we reach our Minimum Offering Amount. Organization and offering costs incurred as of May 1, 2014, were approximately $1,800,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the period from January 8, 2013 (date of inception) through December 31, 2013. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We will offer a minimum of $1,500,000 (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On January 10, 2014, the SEC declared our registration statement effective. As of March 31, 2014, we had received subscriptions to purchase approximately $190,000 in shares pursuant to our Offering, which will be held in an escrow account until we reach our Minimum Offering Amount.

Our results of operations for the first quarter of 2014 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation, and amortization expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

Real Estate Purchase Price Allocation

As of March 31, 2014, we have not yet acquired any properties. However, upon the acquisition of each of our properties, we will allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We will allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

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

Results of Operations

Overview

We had not commenced operations as of March 31, 2014. No operations will commence until we have sold $1,500,000 in shares of our common stock in connection with our Offering. Operating results in future periods will depend on the results of operations of the real estate properties that we acquire.

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

As of March 31, 2014, we had neither purchased nor contracted to purchase any properties, however, our Sponsor had identified one potential real estate investment consisting of a portfolio of five self storage facilities (see Note 6). We will not make this or other real estate investments until we identify investment opportunities and raise sufficient capital pursuant to the Offering to do so. As we have not reached the Minimum Offering Amount, we cannot predict when we will begin paying cash distributions to our stockholders. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, or to fund some or all of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

Indebtedness

As of March 31, 2014, we did not have any indebtedness.

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

Subsequent Events

Please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced operations, we currently have limited exposure to financial market risks. Currently our cash balance represents all of our assets and a 10% increase or decrease in interest rates would not have a material effect on our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period from January 8, 2013 (date of inception) through December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of March 31, 2014, we had not issued any shares of our common stock in our offering.

(c)	Our share redemption program, which became effective January 10, 2014, will enable our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the quarter ended March 31, 2014, we did not issue any shares of our common stock in our offering, therefore, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.1	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.2	Advisory Agreement by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P. and Strategic Storage Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.3	Escrow Agreement between Strategic Storage Trust II, Inc. and UMB Bank, N.A., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.4	Strategic Storage Trust II, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.5	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust II, Inc. financial information for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: May 13, 2014	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer