Form 10-Q
period 2014-06-30
Strategic Storage Trust II, Inc.
filed 2014-08-14
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2014: 430,491, $0.001 par value per share.

FORM 10-Q

STRATEGIC STORAGE TRUST II, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3

Item 1.	Consolidated Financial Statements:	4

	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (unaudited)	5

	Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013 and for the Six Months Ended June 30, 2014 and for the Period from January 8, 2013 (date of inception) through June 30, 2013 (unaudited)	6

	Consolidated Statement of Equity for the Six Months Ended June 30, 2014 (unaudited)	7

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and for the Period from January 8, 2013 (date of inception) through June 30, 2013 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the period from January 8, 2013 (date of inception) through December 31, 2013. Our results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,177,838	$201,000
Escrow receivable	9,200	—
Other assets	971,631	—

Total assets	$3,158,669	$201,000

LIABILITIES AND EQUITY
Due to affiliates	$2,907,765	$—
Distributions payable	13,077	—

Total liabilities	2,920,842	—

Commitments and contingencies (Note 4)

Redeemable Common Stock	991	—

Equity:

Strategic Storage Trust II, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 265,287 and 100 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	265	1
Additional paid-in capital	919,664	999
Distributions	(14,820)	—
Accumulated deficit	(789,137)	—

Total Strategic Storage Trust II, Inc. equity	115,972	1,000

Noncontrolling interest in our Operating Partnership	120,864	200,000

Total equity	236,836	201,000

Total liabilities and equity	$3,158,669	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,	Period from January 8, 2013 (date of inception) through June 30,
	2014	2013	2014	2013
Revenues:	$—	$—	$—	$—

Operating expenses:
General and administrative	442,739	—	442,739	—
Acquisition expenses – affiliates	424,252	—	424,252	—

Total operating expenses	866,991	—	866,991	—

Net loss	(866,991)	—	(866,991)	—
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	(77,854)	—	(77,854)	—

Net loss attributable to Strategic Storage Trust II, Inc.	$(789,137)	$—	$(789,137)	$—

Net loss per share – basic and diluted	$(7.90)	$—	$(15.70)	$—

Weighted average shares outstanding – basic and diluted	99,904	—	50,278	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2013	100	$1	$999	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	265,083	263	2,647,307	—	—	2,647,570	—	2,647,570
Offering costs	—	—	(1,728,641)	—	—	(1,728,641)	—	(1,728,641)
Changes to redeemable common stock	—	—	(991)	—	—	(991)	—	(991)
Distributions ($0.60 per share)	—	—	—	(14,820)	—	(14,820)	—	(14,820)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,282)	(1,282)
Issuance of shares for distribution reinvestment plan	104	1	990	—	—	991	—	991
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	(789,137)	(789,137)	—	(789,137)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(77,854)	(77,854)

Balance as of June 30, 2014	265,287	$265	$919,664	$(14,820)	$(789,137)	$115,972	$120,864	$236,836

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2014	Period from January 8, 2013 (date of inception) through June 30, 2013
Cash flows from operating activities:
Net loss	$(866,991)	$—
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in cash from change in liabilities:
Due to affiliates	866,991	—

Net cash flows provided by operating activities	—	—

Cash flows from financing activities:
Gross proceeds from issuance of common stock	2,647,570	—
Offering costs	(259,498)	—
Escrow receivable	(9,200)	—
Due to affiliates	(400,000)	—
Distributions paid to common stockholders	(1,739)
Distributions paid to noncontrolling interest	(295)	—

Net cash flows provided by financing activities	1,976,838	—

Net increase in cash and cash equivalents	1,976,838	—
Cash and cash equivalents, beginning of period	201,000	—

Cash and cash equivalents, end of period	$2,177,838	$—

Supplemental cash flow and non-cash transactions:
Distributions payable	$13,077	$—
Issuance of shares pursuant to distribution reinvestment plan	$991	$—
Non-cash transactions with our Sponsor and affiliates	$2,905,439	$—
Amount due to Dealer Manager	$2,326	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a minimum of $1,500,000 (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the minimum offering requirements of our public offering and commenced formal operations. As of June 30, 2014, we had issued 265,287 shares of our common stock for gross proceeds of approximately $2.6 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of June 30, 2014, we had neither purchased nor contracted to purchase any properties, however, our Sponsor had identified certain potential acquisitions (see Notes 6 and 7).

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. On August 2, 2013, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of June 30, 2014, we owned 92.99% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (7.01%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as tenant insurance, selling packing supplies and locks and renting trucks or other moving equipment) through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which was formed on January 10, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our property manager will be Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”), which was formed on January 8, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

Consolidation Considerations for Investments in Joint Ventures

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2014, we had not entered into contracts/interests that would deemed to be variable interests in VIEs.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Other Assets

As of June 30, 2014, other assets included approximately $300,000 related to deferred financing costs associated with loans related to potential acquisitions (see Notes 6 and 7). The remaining amount relates to acquisition deposits funded by our Advisor on the properties described in Notes 6 and 7 that our Sponsor intends to assign to us. Based on the terms of our Advisory Agreement we are liable to the Advisor for costs they incur in sourcing, selecting, evaluating and acquiring properties on our behalf.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Organizational and Offering Costs

Our Advisor will fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the Minimum Offering Amount of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2014, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheet.

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

Through June 30, 2014 we had not received any requests for redemptions.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

We will file elections to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS may perform additional services for our customers and generally may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS will follow accounting guidance which will require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Per Share Data

We currently have no potentially dilutive instruments. Both basic and diluted earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics is the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Dealer Manager Agreement

Our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales in the Primary Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Primary Offering under the terms of our Dealer Manager Agreement. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds from sales in the Primary Offering.

Affiliated Dealer Manager

Our Chairman of the Board of Directors, Chief Executive Officer and President owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Each of our self storage properties will be managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager will receive a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager will be entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our facilities in connection with the tenant insurance program. Additionally, each agreement will include a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by our Sponsor.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Pursuant to the terms of the agreements described above, the following related party costs incurred by the Company for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and for the period from January 8, 2013 (date of inception) through June 30, 2013, and any related amounts payable as of June 30, 2014 are summarized below:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Period from January 8, 2013 (date of inception) through June 30, 2013
Expensed
Reimbursement of operating expenses (including organizational costs)	$442,739	$—	$442,739	$—
Acquisition expenses	424,252	—	424,252	—
Capitalized
Other assets	971,631	—	971,631	—
Additional Paid-in Capital
Selling commissions	183,279	—	183,279	—
Dealer Manager fee	78,548	—	78,548	—
Reimbursement of offering costs	1,466,814	—	1,466,814	—

Total	$3,567,263	$—	$3,567,263	$—

As of June 30, 2014 and December 31, 2013, we had amounts due to affiliates totaling approximately $2.9 million and none, respectively.

Tenant Reinsurance Program

Affiliates of our Sponsor, including our Chairman of the Board of Directors, Chief Executive Officer and President participate in a tenant reinsurance program whereby we expect that customers of our self storage facilities will be able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates have invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer will provide fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. As of June 30, 2014, we had not incurred any fees in connection with the Tenant Reinsurance Program.

Storage Auction Program

Our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President – Property Management and the president of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. As of June 30, 2014, we had not incurred any fees in connection with the Auction Company.

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

June 30, 2014

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

There are several limitations on our ability to redeem shares under the share redemption program including, but not limited to:

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note 5. Declaration of Distributions

On June 18, 2014, our board of directors declared a distribution rate for the third quarter of 2014 of $0.00164383561 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on July 1, 2014 and continuing on each day thereafter through and including September 30, 2014.

Note 6. Potential Acquisitions

Storkwik Portfolio

On January 21, 2014, our Sponsor executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a portfolio of five self storage facilities, consisting of three facilities located in Raleigh, North Carolina and two facilities located in Myrtle Beach, South Carolina (the “Raleigh/Myrtle Beach Portfolio”). Our Board of Directors approved our potential acquisition of the Raleigh/Myrtle Beach Portfolio on March 25, 2014 and on August 14, 2014 our Sponsor assigned its interests in the purchase and sale agreement to us.

The purchase price for the Raleigh/Myrtle Beach Portfolio is $22.1 million, plus closing costs and acquisition fees. Subject to and approval by the current lender of our assumption of the existing loan encumbering the properties, we expect this acquisition to close in the third or fourth quarter of 2014 and to fund such acquisition with a combination of net proceeds from our Offering, assumption of an existing $12.8 million loan encumbering the properties in the Raleigh/Myrtle Beach Portfolio and other potential financing sources. The properties in the Raleigh/Myrtle Beach Portfolio consist of an aggregate of approximately 2,350 self storage units and approximately 317,000 rentable square feet. We will only be obligated to purchase the Raleigh/Myrtle Beach Portfolio after satisfactory completion of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. If we fail to complete such acquisition, in addition to incurred acquisition costs, we may also forfeit earnest money as a result.

Note 7. Subsequent Events

Offering Status

As of August 7, 2014, in connection with our Offering we have issued approximately 430,000 shares of our common stock for gross proceeds of approximately $4.3 million.

Potential Acquisitions

26 Property Portfolio

On August 13, 2014, our Board of Directors approved our potential acquisition of a 26 property portfolio (the “26 Property Portfolio”) that our Sponsor had under contract through a purchase and sale agreement with unaffiliated third parties. Commensurate with such approval, our Sponsor assigned its interests in the purchase and sale agreement relating to the 26 Property Portfolio to us and we are now obligated to make an additional earnest money deposit of approximately $4 million. The portfolio consists of 14 facilities located in California; four facilities located in Michigan; three facilities located in Colorado; two facilities located in Illinois and one facility in each of New Jersey, Washington and Maryland.

The purchase price for the 26 Property Portfolio is approximately $128.1 million, plus closing costs and acquisition fees. We expect this acquisition to close in the third or fourth quarter of 2014 in several tranches and to fund such acquisition with a combination of net proceeds from our Offering, a credit facility or other debt financing, and other potential financing sources. The properties in the 26 Property Portfolio consist of an aggregate of approximately 14,490 self storage units and approximately 1,504,000 rentable square feet. There can be no assurance that we will complete the acquisition. If we fail to acquire some or all of the facilities, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a minimum of $1,500,000 (the “Minimum Offering Amount”) and a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the minimum offering requirements of our public offering and commenced formal operations. As of June 30, 2014, we had issued 265,287 shares of our common stock for gross proceeds of approximately $2.6 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of June 30, 2014, we had not acquired any self storage properties.

Our Dealer Manager, Select Capital Corporation, is responsible for marketing our shares being offered pursuant to the Offering. Our chief executive officer, through a wholly-owned limited liability company, owns a 15% beneficial non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

Our Operating Partnership was formed on January 9, 2013. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire.

Our Sponsor was organized in 2008 to serve as the holding company for Strategic Storage Advisor, LLC and Strategic Storage Property Management, LLC, such affiliates provide management services to Strategic Storage Trust, Inc. Strategic Storage Realty Group, LLC, which is wholly-owned by our Sponsor, is the sole voting member of our Advisor and our Property Manager.

We have no paid employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement with our Advisor. Our Advisor was formed on January 8, 2013.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our results of operations for the second quarter of 2014 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

Real Estate Purchase Price Allocation

As of June 30, 2014, we had not yet acquired any properties. However, upon the acquisition of each of our properties, we will allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We will allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

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

Results of Operations

Overview

On May 23, 2014, we satisfied the minimum offering requirements of our public offering and commenced formal operations. Pursuant to the terms of our Advisory Agreement, upon achieving the minimum offering requirements of our public offering on May 23, 2014, we became liable to our Advisor for the costs that they had incurred on our behalf through such date. As of June 30, 2014, we had issued 265,287 shares of our common stock for gross proceeds of approximately $2.6 million. Operating results in future periods will depend on the results of operations of the real estate properties that we acquire.

Revenue

We have yet to acquire any operating facilities and therefore have not recorded any revenues.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2014 were approximately $0.4 million. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative costs to increase in the future as our operational activity increases.

Acquisition Expenses

Acquisition expenses for the three and six months ended June 30, 2014 were approximately $0.4 million. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions of 31 properties. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Through May 23, 2014, the date we satisfied the minimum offering requirements of our public offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our offering costs and operating expenses incurred before we met the minimum offering requirements of our public offering. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

On June 18, 2014, our board of directors authorized a daily distribution in the amount of $0.00164383561 per share (equivalent to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share) on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on July 1, 2014 and continuing on each day thereafter through and including September 30, 2014.

Currently, we are making distributions to our stockholders using proceeds of the Offering in anticipation of future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from our Offering.

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

For the six months ended June 30, 2014, we incurred distributions of approximately $15,000. For the period ended December 31, 2013, we declared no distributions. From our inception through June 30, 2014, the payment of distributions has been paid solely from Offering proceeds.

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

Indebtedness

As of June 30, 2014, we did not have any third-party indebtedness.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We currently have limited exposure to financial market risks.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period from January 8, 2013 (date of inception) through December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110,000,000 shares of common stock, consisting of 100,000,000 shares for sale to the public and 10,000,000 shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of June 30, 2014, we had issued 265,287 shares of our common stock for gross proceeds of approximately $2.6 million. From this amount, we incurred approximately $0.3 million in selling commissions and dealer manager fees (of which approximately $0.2 million was re-allowed to third party broker-dealers), and approximately $1.6 million in organization and offering costs to our Advisor.

(c)	Our share redemption program, which became effective January 10, 2014, will enable our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the quarter ended June 30, 2014, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following Strategic Storage Trust II, Inc. financial information for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: August 14, 2014	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer