Form 10-Q
period 2014-09-30
Strategic Storage Trust II, Inc.
filed 2014-11-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2014: 1,288,582, $0.001 par value per share.

FORM 10-Q

STRATEGIC STORAGE TRUST II, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

	Cautionary Note Regarding Forward-Looking Statements	3

Item 1.	Consolidated Financial Statements:	4

	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (unaudited)	5

	Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013 and for the Nine Months Ended September 30, 2014 and for the Period from January 8, 2013 (date of inception) through September 30, 2013 (unaudited)	6

	Consolidated Statement of Equity for the Nine Months Ended September 30, 2014 (unaudited)	7

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and for the Period from January 8, 2013 (date of inception) through September 30, 2013 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the period from January 8, 2013 (date of inception) through December 31, 2013. Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$5,586,411	$201,000
Escrow receivable	23,000	—
Other assets	5,287,857	—

Total assets	$10,897,268	$201,000

LIABILITIES AND EQUITY
Due to affiliates	$4,213,141	$—
Distributions payable	49,979	—

Total liabilities	4,263,120	—
Commitments and contingencies (Note 4)
Redeemable common stock	21,420	—
Equity:
Strategic Storage Trust II, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 1,054,128 and 100 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,054	1
Additional paid-in capital	7,890,186	999
Distributions	(108,879)	—
Accumulated deficit	(1,271,740)	—

Total Strategic Storage Trust II, Inc. equity	6,510,621	1,000

Noncontrolling interest in our Operating Partnership	102,107	200,000

Total equity	6,612,728	201,000

Total liabilities and equity	$10,897,268	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 8, 2013 (date of inception) through September 30,
	2014	2013	2014	2013
Revenues:	$—	$—	$—	$—

Operating expenses:
General and administrative	204,067	—	646,806	—
Acquisition expenses – affiliates	284,051	—	708,303	—
Other acquisition expenses	10,217	—	10,217	—

Total operating expenses	498,335	—	1,365,326	—

Net loss	(498,335)	—	(1,365,326)	—
Less: Net loss attributable to the noncontrolling interests in our Operating Partnership	(15,732)	—	(93,586)	—

Net loss attributable to Strategic Storage Trust II, Inc.	$(482,603)	$—	$(1,271,740)	$—

Net loss per share – basic and diluted	$(0.77)	$—	$(5.17)	$—

Weighted average shares outstanding – basic and diluted	626,566	—	246,184	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests	Total
Balance as of December 31, 2013	100	$1	$999	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	1,051,773	1,051	10,489,262	—	—	10,490,313	—	10,490,313
Offering costs	—	—	(2,600,073)	—	—	(2,600,073)	—	(2,600,073)
Changes to redeemable common stock	—	—	(21,420)	—	—	(21,420)	—	(21,420)
Distributions ($0.60 per share)	—	—	—	(108,879)	—	(108,879)	—	(108,879)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,307)	(4,307)
Issuance of shares for distribution reinvestment plan	2,255	2	21,418	—	—	21,420	—	21,420
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	(1,271,740)	(1,271,740)	—	(1,271,740)
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(93,586)	(93,586)

Balance as of September 30, 2014	1,054,128	$1,054	$7,890,186	$(108,879)	$(1,271,740)	$6,510,621	$102,107	$6,612,728

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2014	Period from January 8, 2013 (date of inception) through September 30, 2013
Cash flows from operating activities:
Net loss	$(1,365,326)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Increase in cash from change in liabilities:
Due to affiliates	1,345,595	—

Net cash flows used in operating activities	(19,731)	—

Cash flows from investing activities:
Deposits on acquisitions of real estate facilities	(4,000,000)	—

Net cash flows used in investing activities	(4,000,000)	—

Cash flows from financing activities:
Gross proceeds from issuance of common stock	10,467,313	1,000
Offering costs	(1,020,384)	—
Issuance of operating partnership units	—	200,000
Distributions paid to common stockholders	(38,466)	—
Distributions paid to noncontrolling interest	(3,321)	—

Net cash flows provided by financing activities	9,405,142	201,000

Net increase in cash and cash equivalents	5,385,411	201,000
Cash and cash equivalents, beginning of period	201,000	—

Cash and cash equivalents, end of period	$5,586,411	$201,000

Supplemental cash flow and non-cash transactions:
Distributions payable	$49,979	$—
Issuance of shares pursuant to distribution reinvestment plan	$21,420	$—
Non-cash transactions with our Sponsor and affiliates	$4,210,866	$—
Amount due to Dealer Manager	$2,275	$—
Escrow receivable	$23,000	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 1. Organization

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we” “us” and “our” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of September 30, 2014, our Sponsor owned 126 self storage facilities located in 17 states and Canada.

Our Advisor, a Delaware limited liability company, was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our Sponsor.

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. As of September 30, 2014, we had issued approximately 1.1 million shares of our common stock for gross proceeds of approximately $10.5 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of September 30, 2014, we had not purchased any properties; however, we had identified certain potential acquisitions and subsequent to September 30, 2014 closed on a portfolio of five properties (see Notes 6 and 7).

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. On August 2, 2013, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of September 30, 2014, we owned 98% of the limited partnership interests of our Operating Partnership. The remaining limited partnership interests are owned by our Advisor (2%). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as tenant insurance and selling packing supplies and locks) through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which was formed on January 10, 2013, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

31, 2014. Effective August 31, 2014, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations for Investments in Joint Ventures

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Other Assets

As of September 30, 2014, other assets included approximately $0.6 million related to deferred financing costs associated with loans related to potential acquisitions (see Notes 6 and 7). The remaining amount relates to acquisition deposits, some of which were funded by our Advisor, on the properties described in Notes 6 and 7.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2014, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheet.

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

Through September 30, 2014 we had not received any requests for redemptions.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheet. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

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

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Offering. Organization and offering costs will consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

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

Under our Advisory Agreement, our Advisor will receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Affiliated Dealer Manager

Our Chief Executive Officer and President owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective, August 31, 2014, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Pursuant to the terms of the agreements described above, the following related party costs incurred by us for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and for the period from January 8, 2013 (date of inception) through September 30, 2013, and any related amounts payable as of September 30, 2014 are summarized below:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Period from January 8, 2013 (date of inception) through September 30, 2013
Expensed
Operating expenses (including organizational costs)	$194,553	$—	$637,292	$—
Acquisition expenses	284,051	—	708,303	—
Capitalized
Other assets	316,226	—	1,287,857	—
Additional Paid-in Capital
Selling commissions	532,582	—	715,861	—
Dealer Manager fee	228,250	—	306,798	—
Offering costs	110,600	—	1,577,414	—

Total	$1,666,262	$—	$5,233,525	$—

As of September 30, 2014 and December 31, 2013, we had amounts due to affiliates totaling approximately $4.2 million and none, respectively.

Tenant Reinsurance Program

Affiliates of our Sponsor, including our Chief Executive Officer and President participated in a tenant reinsurance program whereby we expect that customers of our self storage facilities will be able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Such affiliates invested in a Cayman Islands company (the “Reinsurance Company”) that will insure a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer will provide fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Effective August 31, 2014, our Sponsor acquired such investment in the Reinsurance Company. As of September 30, 2014, we had not incurred any fees in connection with the tenant reinsurance program.

Storage Auction Program

Our Chief Executive Officer and President, and our Senior Vice President – Property Management and the president of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. Our Chief Executive Officer and President serves on the Board of Advisors of the Auction Company. As of September 30, 2014, we had not incurred any fees in connection with the Auction Company.

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

September 30, 2014

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

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as our Advisor is acting as our advisor under the Advisory Agreement.

Note 5. Declaration of Distributions

On September 24, 2014, our board of directors declared a distribution rate for the fourth quarter of 2014 of $0.00164383561 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on October 1, 2014 and continuing on each day thereafter through and including December 31, 2014.

Note 6. Potential Acquisitions

26 Property Portfolio

On August 13, 2014, our board of directors approved our potential acquisition of a 26 property portfolio (the “26 Property Portfolio”) that our Prior Sponsor had under contract through a purchase and sale agreement with unaffiliated third parties. Commensurate with such approval, our Prior Sponsor assigned its interests in the purchase and sale agreement relating to the 26 Property Portfolio to us and we made an additional earnest money deposit of approximately $4 million. The portfolio consists of 14 facilities located in California; four facilities located in Michigan; three facilities located in Colorado; two facilities located in Illinois and one facility in each of New Jersey, Washington and Maryland.

The purchase price for the 26 Property Portfolio is approximately $128.2 million, plus closing costs and acquisition fees. We expect this acquisition to close in the first quarter of 2015 in several tranches and to fund such acquisition with a combination of net proceeds from our Offering, the Preferred Equity Investment (see Note 7), and other potential financing sources. There can be no assurance that we will complete the acquisition. If we fail to acquire some or all of the facilities, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Note 7. Subsequent Events

Acquisitions

On November 3, 2014, we closed on the acquisition of a portfolio of five properties (the “Raleigh/Myrtle Beach Portfolio”) from an unaffiliated third party, which consisted of the following:

Property	Acquisition Date	Acquisition Price (1)	Year Built
Morrisville – NC	11/3/2014	$2,130,000	2004
Cary – NC	11/3/2014	4,570,000	1998/2005/ 2006
Raleigh – NC	11/3/2014	3,920,000	1999
Myrtle Beach I – SC	11/3/2014	5,940,000	1998/2005/ 2006/2007
Myrtle Beach II – SC	11/3/2014	5,540,000	1999/2006

Total		$22,100,000

(1)	The acquisition prices noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.

We incurred approximately $0.4 million in acquisition fees payable to our Advisor in connection with such acquisition.

In connection with the acquisition of the Raleigh/Myrtle Beach Portfolio, we assumed an existing mortgage loan with a principal balance of approximately $12.6 million (the “Raleigh/Myrtle Beach Promissory Note”). The Raleigh/Myrtle Beach Promissory Note matures on September 1, 2023, bears a fixed interest rate of 5.73% per annum and has a 30-year amortization schedule. We and our Sponsor executed a guaranty in favor of the lender guaranteeing payment of the

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Raleigh/Myrtle Beach Promissory Note (the “Raleigh/Myrtle Beach Guaranty”). The Raleigh/Myrtle Beach Guaranty requires that we and our Sponsor, collectively, maintain a net worth of at least $6 million and an aggregate liquidity of at least $2 million, exclusive of the interest in the Raleigh/Myrtle Beach Portfolio and the Preferred Equity Investment as defined below. Our Sponsor may be released from its obligations under the Raleigh/Myrtle Beach Guaranty if certain conditions are met, including that we alone satisfy the aforementioned net worth and liquidity requirements.

Issuance of Preferred Units by our Operating Partnership

On November 3, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $65 million through a preferred equity investment in our Operating Partnership (the “Preferred Equity Investment”), which amount may be invested in one or more tranches, to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 2.6 million preferred units of limited partnership interest of our Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all of accumulated and unpaid distributions.

In addition to the Unit Purchase Agreement, we and our Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second Amended and Restated Limited Partnership Agreement”) and Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement (the “Amendment”). The Second Amended and Restated Limited Partnership Agreement authorizes the issuance of additional classes of units of limited partnership interest in the Operating Partnership, establishes a new series of preferred units of limited partnership interest in the Operating Partnership and sets forth other necessary corresponding changes. All other terms of the Second Amended and Restated Limited Partnership Agreement remained substantially the same. The Amendment sets forth key terms of the Preferred Units, some of which are discussed below.

On November 3, 2014, the Preferred Investor invested approximately $6.5 million in the first tranche of its Preferred Equity Investment in our Operating Partnership, of which (i) approximately $5.0 million was used to fund a portion of the Raleigh/Myrtle Beach Portfolio acquisition, and (ii) approximately $1.5 million was used to pay expenses incurred by the Preferred Investor in accordance with the Amendment. The Preferred Investor received approximately 260,000 Preferred Units in our Operating Partnership.

The holders of the Preferred Units will receive current distributions (the “Current Distributions”) at a rate of a one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) to pay the holder of the Preferred Units additional distributions monthly in an amount equal to: (i) 4.35% per annum of the Liquidation Amount through March 31, 2017; and (ii) beginning April 1, 2017, 6.35% per annum of the Liquidation Amount or (B) defer the additional distributions ( the “Deferred Distributions”) in an amount that will accumulate monthly in an amount equal to (i) LIBOR plus 10.85% of the Deferred Distributions through March 31, 2017; and (ii) beginning April 1, 2017, LIBOR plus 12.85% of the Deferred Distributions.

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price (the “Redemption Price”) for the Preferred Units will be equal to: (i) in the event of a partial redemption, the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions thereon to the date of redemption; and (ii) in the event of the redemption of all outstanding Preferred Units, the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption. If fewer than all of the outstanding Preferred Units are to be redeemed at the option of our Operating Partnership, the Preferred Units to be redeemed will be determined pro rata or by lot or in such other manner as determined by us, as the general partner of our Operating Partnership to be fair and equitable to all holders of the Preferred Units.

A holder of the Preferred Units may require our Operating Partnership to repurchase the Preferred Units upon the occurrence of any of the following (each an “Optional Repurchase Event”) and as defined within the Amendment: (A) a breach of any of the Protective Provisions; (B) an Event of Default; (C) a Change of Control that has not been consented to in accordance with the terms of the Amendment; (D) our failure to qualify as a REIT under the Internal Revenue Code; or (E) the occurrence and continuance of a monetary or a material default beyond any applicable cure period under any of the loan documents for each of the properties in our portfolio. The repurchase price for the Preferred Units will be the Redemption Price.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Offering Status

As of November 7, 2014, in connection with our Offering we have issued approximately 1.3 million shares of our common stock for gross proceeds of approximately $12.8 million.

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the minimum $1.5 million offering requirements of our Offering and commenced formal operations. As of September 30, 2014, we had issued approximately 1.1 million shares of our common stock for gross proceeds of approximately $10.5 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of September 30, 2014, we had not acquired any self storage properties.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of September 30, 2014, our Sponsor owned 126 self storage facilities located in 17 states and Canada representing approximately 10.5 million rentable square feet.

Our Operating Partnership was formed on January 9, 2013. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire.

Our Dealer Manager, Select Capital Corporation, is responsible for marketing our shares being offered pursuant to the Offering. Our Chief Executive Officer and President owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective, August 31, 2014, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

Our results of operations for the third quarter of 2014 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

Real Estate Purchase Price Allocation

As of September 30, 2014, we had not yet acquired any properties. However, upon the acquisition of each of our properties, we will allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We will allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

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

Results of Operations

Overview

On May 23, 2014, we satisfied the minimum offering requirements of our public offering and commenced formal operations. Pursuant to the terms of our Advisory Agreement, upon achieving the minimum offering requirements of our public offering on May 23, 2014, we became liable to our Advisor for the costs that they had incurred on our behalf through such date. As of September 30, 2014, we had issued approximately 1.1 million shares of our common stock in connection with our Offering for gross proceeds of approximately $10.5 million. Operating results in future periods will depend on the results of operations of the real estate properties that we acquire.

As of September 30, 2014, we had not acquired any self storage properties.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

Revenue

We have yet to acquire any operating facilities and therefore have not recorded any revenues. We expect to record revenue as we acquire operating facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 and 2013 were approximately $0.2 million and none, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative costs to increase in the future as our operational activity increases.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2014 and 2013 were approximately $0.3 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions of a total of 31 properties. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and the Period from January 8, 2013 (date of inception) through September 30, 2013

Revenue

We have yet to acquire any operating facilities and therefore have not recorded any revenues. We expect to record revenue as we acquire operating facilities.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 and the period from January 8, 2013 (date of inception) through September 30, 2013 were approximately $0.6 million and none, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative costs to increase in the future as our operational activity increases.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2014 and the period from January 8, 2013 (date of inception) through September 30, 2013 were approximately $0.7 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions of a total of 31 properties. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Through May 23, 2014, the date we satisfied the minimum offering requirements of our Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our offering costs and operating expenses incurred before we met the minimum offering requirements of our Offering. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor.

Distribution Policy

On September 24, 2014, our board of directors authorized a daily distribution in the amount of $0.00164383561 per share (equivalent to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share) on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on October 1, 2014 and continuing on each day thereafter through and including December 31, 2014.

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

For the nine months ended September 30, 2014, we incurred distributions of approximately $109,000. For the period ended December 31, 2013, we declared no distributions. From our inception through September 30, 2014, the payment of distributions has been paid solely from Offering proceeds.

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

Indebtedness

As of September 30, 2014, we did not have any third-party indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt; we will be dependent upon proceeds from the issuance of equity instruments and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

The Preferred Units rank senior to all classes or series of partnership interest in our Operating Partnership and, therefore, any cash we have to pay distributions may be used to pay distributions to the Preferred Unit Holders first, which could have a negative impact on our ability to pay distributions to you.

The Preferred Units rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of Preferred Units to distributions may be senior to distributions to our common stockholders. Furthermore, distributions on the Preferred Units are cumulative and are payable monthly. The Preferred Unit Holders have a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our Operating Partnership which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to you.

Because our Dealer Manager is affiliated with our Sponsor, you may not have the benefit of an independent review of the prospectus or our Company as is customarily performed in underwritten offerings.

Our Sponsor indirectly owns a 15% non-voting equity interest in our Dealer Manager. In addition, an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor. Accordingly, our Dealer Manager may not be deemed to have made an independent review of our Company or the Offering. You will have to rely on your own broker-dealer to make an independent review of the terms of this Offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this Offering. Further, the due diligence investigation of our Company by our Dealer Manager should not be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

If we or our Sponsor breach covenants under the Raleigh/Myrtle Beach Guaranty, we could be held in default under the Raleigh/Myrtle Beach Promissory Note, which may result in foreclosure of the properties under the Raleigh/Myrtle Beach Portfolio.

On November 3, 2014, we and our Sponsor entered into a guaranty of our subsidiaries’ obligations under the Raleigh/Myrtle Beach Promissory Note. The Raleigh/Myrtle Beach Guaranty imposes minimum net worth and minimum liquidity requirements on us and our Sponsor (the “Minimum Requirements”), collectively, and on us alone if we meet the Minimum Requirements and other conditions are met that allow our Sponsor to be released from the Raleigh/Myrtle Beach Guaranty. If we and our Sponsor should not meet the Minimum Requirements or we otherwise default under the Raleigh/Myrtle Beach Promissory Note, the lender may foreclose on the properties under the Raleigh/Myrtle Beach Portfolio and we could lose our entire investment in the properties, which could adversely affect distributions to our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of September 30, 2014, we had issued approximately 1.1 million shares of our common stock for gross proceeds of approximately $10.5 million. From this amount, we incurred approximately $1.0 million in selling commissions and dealer manager fees (of which approximately $0.8 million was re-allowed to third party broker-dealers), and approximately $1.6 million in organization and offering costs to our Advisor.

(c)	Our share redemption program, which became effective January 10, 2014, will enable our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the quarter ended September 30, 2014, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.1	26 Property Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 14, 2014, Commission File No. 333-190983

10.2	Partial Assignment of one of the properties of the 26 Property Portfolio, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 14, 2014, Commission File No. 333-190983

10.3	Raleigh/Myrtle Beach Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 14, 2014, Commission File No. 333-190983

10.4	Partial Assignment of one of the properties of the Raleigh/Myrtle Beach Portfolio, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 14, 2014, Commission File No. 333-190983

10.5	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 14, 2014, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: November 13, 2014	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer