Form 10-K
period 2014-12-31
Strategic Storage Trust II, Inc.
filed 2015-03-31
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares in effect on March 25, 2015, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $25,354,882.

As of March 25, 2015, there were 2,535,488 outstanding shares of common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and our quarterly reports on Form 10-Q, copies of which may be obtained from our website at www.strategicreit.com.

PART I

ITEM 1.	BUSINESS

Overview

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”).

Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of December 31, 2014, our Sponsor owned 126 self storage facilities located in 17 states and the Greater Toronto Area representing approximately 10.5 million rentable square feet. As a result of the Self Administration and Investment Management Transaction, our Sponsor and its affiliates provide asset and property management services to our Company and an additional REIT, Strategic Storage Growth Trust, Inc. (“SSGT”). Our Company is focused on investing in stable, income-producing properties in primary and secondary markets. By contrast, SSGT is focused on development, redevelopment, lease-up and other opportunistic self storage investments.

We have no employees. Our Advisor, a Delaware limited liability company, was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also our officers and officers of our Sponsor.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. As of December 31, 2014, we had issued approximately 1.8 million shares of our common stock for gross proceeds of approximately $17.5 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2014, we owned approximately 99% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1% of the common units are owned by our Advisor. As of December 31, 2014, our Operating Partnership had issued approximately 260,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $6.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us.

Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, our Sponsor indirectly owns such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the Operating Partnership’s limited partnership agreement (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

As of December 31, 2014, we owned five self storage facilities located in two states (North Carolina and South Carolina) comprising approximately 2,500 units and approximately 354,000 rentable square feet. While our properties are branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. SmartStop Self Storage, Inc., the parent company of our Advisor and Property Manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, and we could incur significant costs to change the signage and otherwise change our brand.

Our results of operations for the year ended December 31, 2014 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Customers rent fully-enclosed spaces that can vary in size according to their specific needs. Customers typically have access to their storage units from 6:00AM – 10:00PM (365 days per year), and some of our facilities provide 24-hour access. Customers have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from five feet by five feet to 10 feet by 30 feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2015 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 70% residential, 17.5% commercial, 6.2% military and 6.3% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage properties are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the late spring and early summer months due to the higher number of people who relocate during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (November 2013):

•	at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2013 there were approximately 48,500 “primary” self storage facilities (where self storage is the primary source of revenue) in the U.S. representing approximately 2.3 billion square feet;

•	at year-end 2013 there were approximately 59,500 self storage facilities worldwide including more than 3,000 self storage facilities in Canada; and

•	the self storage industry has been one of the fastest growing sectors of the United States commercial real estate industry over the period of the last 38 years.

According to the 2015 Self Storage Almanac, the top 10 self storage companies own approximately 13.1% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 18.5%.

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance and truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, automated kiosk rentals, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the U.S. Census Bureau, “baby boomers” make up nearly 27% of the U.S. population. These “baby boomers” are heading towards retirement age and have accumulated possessions which they wish to retain. As the “baby boomers” move into retirement age and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

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

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We acquire, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking spaces to residential and commercial users on a month-to-month basis. Most of our facilities will be fenced with computerized gates and well lighted. Many of our properties will be single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain facilities, we will offer climate controlled units that offer heating in the winter and cooling in the summer. We anticipate that many of our facilities will also offer outside vehicle, boat and recreational vehicle storage areas. Our facilities generally will be constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. We expect that customers will typically have access to their storage units from 6:00 AM – 10:00 PM, and some of our facilities will provide 24-hour access. Individual storage units will be secured by a lock furnished by the customer to provide the customer with control of access to the space.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Below are some of the strategies and tactics our Sponsor and its affiliates expect to utilize to grow a diversified portfolio of self storage facilities that we believe will maximize potential for appreciation in the value of our properties and cash available for distributions over the long term.

•	Initial Growth and Branding Stage. Since our inception, we have been focused on building a diversified portfolio of self storage facilities. As of December 31, 2014, we had acquired five facilities in two states. We will brand our facilities under the “SmartStop® Self Storage” brand. Our Sponsor also utilizes a call center, which will provide our customers with access to information regarding our self storage facilities. Additionally, our Sponsor utilizes a customer-friendly and mobile phone-friendly self storage website, www.smartstopselfstorage.com, which allows potential self storage customers to locate available units at any of our properties. We believe that implementation of these and other branding and marketing initiatives will enhance brand awareness and drive revenue growth in the future.

•	Focus on Increasing Revenue and Creating Greater Efficiencies. Below are a few of the specific measures our Sponsor and its affiliates anticipate taking to maximize operating performance at our facilities:

•	Standardized Sales Processes. Our Property Manager will put forth a standardized sales approach so that the rental experience is consistent at each of our facilities. All employees will be trained in our sales approach and techniques that facilitate the generation of business.

•	Integrated Marketing Strategy. Our Sponsor and its affiliates will utilize an integrated marketing strategy for our online, phone and walk-in customers, which will include our Sponsor’s customer-friendly and mobile-friendly self storage website, allowing potential customers to locate available units at any of our properties. Also, we believe that our Sponsor’s web marketing tools, search engine marketing campaign to generate leads and improve brand recognition, search engine optimization process to obtain a dominant position in browser listings and social media campaigns provide us with a technological edge over competitors.

•	Facility Monitoring Activities. Our Property Manager will seek to increase revenue and net operating income at each of our facilities by (i) closely monitoring call volume, reservation activity and occupancy in relation to the marketing activities of our Sponsor and its affiliates, (ii) analyzing market supply and demand factors, as well as occupancy trends, in setting rental rates, promotional discounts and target marketing initiatives, (iii) continuous refinement of our Property Manager’s algorithms that manage our Property Manager’s asking rates, as well as rental rate increases to existing customers at our self storage facilities (“Revenue Optimization System”), and (iv) closely managing our controllable operating costs.

•	Revenue Optimization System. Our Property Manager will utilize a Revenue Optimization System which will allow us to analyze every unit at every property individually and manage our available unit inventory through a sophisticated system of algorithms which automatically triggers pricing adjustments. This system allows our Sponsor and its affiliates to instantly respond to market demand and maximize revenues.

•

Creating Operational Efficiencies. As we grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager and its affiliates nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. Our Sponsor and its affiliates will also negotiate national contracts and rates with key vendors and service providers. To the extent we can acquire facilities in clusters within geographic regions, we will see property management efficiencies resulting in reduction of personnel and other administrative costs.

•	Focus on Ancillary Revenues. We will focus on certain ancillary revenue opportunities. Our Property Manager will emphasize selling our customers tenant insurance to protect their belongings against loss or damage. We will offer a wide assortment of packing and moving supplies that a customer would need to properly protect their items while in storage. Our Property Manager has implemented a standardized approach on how to sell these items to our customers as well. Furthermore, customers will have the capability to purchase boxes, locks and packing supplies on-line through our Sponsor’s website. Users of this service will pick up the supplies at their nearest SmartStop® facility, which increases revenue and increases the likelihood of such customers becoming self storage customers at one of our facilities.

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of the Offering in self storage facilities and related self storage real estate investments. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of our Public Offering:

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company;

•	list our shares on a national securities exchange; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our charter does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of the Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in our best interest and the best interests of our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

Our Self Storage Acquisition Strategy

We use the net proceeds we raise in our Offering to primarily invest in a portfolio of income-producing self storage facilities and related self storage real estate investments that are expected to support sustainable stockholder distributions over the long term. In order to implement our investment strategy, we focus on income-producing self storage facilities located in primary and secondary markets. Many of these facilities have stabilized occupancy rates greater than 70%, but have the opportunity for higher economic occupancy due to the property management capabilities of our Property Manager.

We may make investments in mortgage loans secured by self storage facilities, including but not limited to, senior, mezzanine, or subordinated loans. We may also invest in self storage facilities internationally.

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet, the self storage industry in the United States consists of approximately 2.3 billion rentable square feet at approximately 48,500 “primary” facilities (where self storage is the primary source of revenue). The self storage industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration and name recognition in our markets.

We intend to focus on pursuing investments in self storage facilities and related self storage real estate investments in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria described below under “General Acquisition and Investment Policies.” We also intend to expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. Future investments will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We will strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we will consider is the property’s current and projected cash flow.

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential for both growth in value and for providing regular cash distributions to our stockholders.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for self storage facilities in the area;

•	a property’s geographic location and type;

•	a property’s physical location in relation to population density, traffic counts and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	rental rates and occupancy levels for the property and competing properties in the area;

•	potential for rent increases;

•	demographics of the area;

•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;

•	potential capital improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	potential for expanding the physical layout of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and impediments, if any, to obtaining satisfactory title insurance; and

•	evaluation of any reasonably ascertainable risks such as environmental contamination.

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

We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or a separate loan for certain acquisitions. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

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

We may borrow funds from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

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

We make acquisitions of our real estate investments directly or indirectly through our Operating Partnership. We will acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures.

Conditions to Closing Acquisitions

Generally, we will not purchase any property unless and until we obtain at least a Phase I environmental assessment and environmental history for each property purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

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

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including our Sponsor and SSGT. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

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

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the joint venture entity or the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

Government Regulations

Our business will be subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make distributions could be adversely affected.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

Other Regulations

The properties we acquire like will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot make assurances that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

As of December 31, 2014, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). Pursuant to the NASAA REIT Guidelines we will not:

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to itself, us or SSGT, based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;

•	the strategic location of the investment in relationship to existing properties owned by each program;

•	the effect of the investment on the diversification of each program’s investments; and

•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us and another program, then:

•	our Sponsor will have priority for investment opportunities in the Top 25 metropolitan statistical areas (MSAs) and Canada and portfolios in excess of $100 million;

•	we will have priority for stabilized self storage facilities (i.e., properties with occupancy rates greater than 75%) (i) located in non-Top 25 MSAs or (ii) having a purchase price of $50 million or less, until such time as we reach $500 million in aggregate assets (based on contract purchase price) and foreign investments other than Canada; and

•	SSGT will have priority for lease-up, development, repositioning and other opportunistic properties (other than properties located in Canada).

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for us and one or more other programs, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us. In determining whether or not an investment opportunity is being fairly applied to us, our Advisor, subject to approval by our board of directors, shall examine, among others, the following factors:

•	the investment objectives and criteria of each program;

•	anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	effect of the acquisition on diversification of each program’s investments;

•	policy of each program relating to leverage of properties;

•	income tax effects of the purchase to each program;

•	size of the investment; and

•	amount of funds available to each program and the length of time such funds have been available for investment.

If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with our Advisor or its affiliates will make the investment. Our directors, including our independent directors, have a duty to ensure that the method used by our Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgage Loans

As of December 31, 2014, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Employees

We have no employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Competition

The extent of competition in a market area depends significantly on local market conditions. The primary factors upon which competition in the self storage industry is based are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we will compete successfully on these bases.

Many of our competitors are larger and have substantially greater resources than we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms than us.

Industry Segments

We have internally evaluated all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Geographic Information

As of December 31, 2014, we owned five self storage facilities located in two states (North Carolina and South Carolina) comprising approximately 2,500 units and approximately 354,000 rentable square feet.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business.

Risks Related to an Investment in Strategic Storage Trust II, Inc.

We have little operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We were incorporated in January 2013 and commenced active business operations on May 23, 2014. As of December 31, 2014, we owned five properties located in two states.

Stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

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

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

We have incurred losses to date and have accumulated deficit.

We incurred net losses of approximately $2.4 million for the fiscal year ended December 31, 2014. Our accumulated deficit was approximately $2.4 million as of December 31, 2014.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit our stockholders’ ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that the shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

Our stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if our stockholders are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

The purchase price for shares we repurchase under our share redemption program will depend on the length of time our stockholders have held such shares. The purchase price will be as follows: 90.0% of the redemption amount, as defined, after one year from the purchase date; 95.0% of the redemption amount after three years from the purchase date; and 100% of the redemption amount after four years from the purchase date. While we are offering shares, the redemption amount equals the amount the stockholder paid for the shares, until the offering price of such shares changes (as described in our share redemption program). Accordingly, our stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

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

We expect to provide our first estimated valuation no later than the second quarterly public filing following our termination of our Offering; provided, however, that in no event will such first estimated valuation occur later than 18 months following the completion of our last public offering of common stock (excluding offerings under our distribution reinvestment plan). Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our Primary Offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This use of the gross offering price as the estimated value is not likely to reflect the proceeds stockholders would receive upon our liquidation or upon the sale of our stockholders’ shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

To date, we have paid distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the year ended December 31, 2014, we funded 100% of our distributions using proceeds from our Offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

The Preferred Units rank senior to all classes or series of partnership interest in our Operating Partnership and therefore, any cash we have to pay distributions may be used to pay distributions to our Sponsor first, which could have a negative impact on our ability to pay distributions.

The Preferred Units rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of Preferred Units to distributions may be senior to distributions to our common stockholders. Furthermore, distributions on the Preferred Units are cumulative and are payable monthly. Our Sponsor has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our operating partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to pay distributions to our stockholders.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and obtaining suitable financing. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including our Sponsor and SSGT. Delays we encounter in the selection, acquisition and development of income-producing properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Wayne Johnson, Jim Berg, and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

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

We may use the net offering proceeds from our Offering to purchase primarily income-producing self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may loan a portion of the net offering proceeds to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including our Sponsor and SSGT, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor and SSGT. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with our Sponsor and SSGT, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including our Sponsor, a public non-traded REIT with assets of approximately $745 million as of December 31, 2014, and SSGT, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on January 20, 2015. We anticipate that our Sponsor will have the first right to purchase certain self storage properties, and our Sponsor may have access to significantly greater capital than us. Our Advisor and its affiliates are actively involved in six other real estate programs (three of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, our Advisor may be reluctant to enforce the agreements against its affiliated entities.

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

We may enter into joint ventures with other programs sponsored by our Sponsor or its affiliates for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture, and this could reduce the returns on investment.

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

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (1940 Act). We intend that our investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate. If we are unable to invest a significant portion of the proceeds of our Offering in properties within applicable time periods, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

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

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.

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

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and our Advisory Agreement, in the case of our Advisor, requires us to indemnify our directors, officers, employees and agents, and our Advisor and its affiliates, for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.

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

Our stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering, including those issued pursuant to our distribution reinvestment plan, or sell additional shares in the future (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue shares of our common stock upon the exercise of the options granted to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

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

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt, other than our current credit facility with KeyBank National Association (“KeyBank”) entered into subsequent to December 31, 2014, or equity, for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Our Advisor may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

Our Advisor is a special limited partner in our Operating Partnership. As the special limited partner, our Advisor is entitled to receive, among other distributions, an incentive distribution of net proceeds from the sale of properties after we have received and paid to our stockholders a specified threshold return. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to our Advisor, we may not be entitled to all of the Operating Partnership’s proceeds from a property sale and certain other events.

Risks Related to the Self Storage Industry

Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties will consist primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect demand, and market rents, for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We will face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We will face intense competition in every market in which we purchase self storage facilities. We will compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including our Sponsor, SSGT, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. As a result, our rental revenues may become insufficient to make distributions to our stockholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make.

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

Generally our unit leases will be on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates and higher rental concessions upon re-letting could adversely affect our rental revenues and impede our growth.

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

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we intend to own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our Advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor based on the type, value, location and risks associated with each investment, as well as any lender requirements, among any other factors our Advisor may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

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

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies; the use of the Internet and telecommunications technologies to process, transmit and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data; and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

Our business relies on its digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems and networks and, because the nature of our business involves the receipt and retention of personal information about our customers, our customers’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries or vendors that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded. To date, to our knowledge, we have not experienced any material impact relating to cyber-attacks or other information security breaches.

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

Our tenant insurance business is subject to significant governmental regulation, which may adversely affect our results.

Our tenant insurance business is subject to significant governmental regulation. The regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance providers. As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our tenant insurance activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.

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

We anticipate that the majority of the properties we acquire will have stabilized occupancy levels (at or above 75%). However, certain of the real properties we acquire may have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining customers, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of customers. In addition, because properties’ market values depend principally upon occupancy rates, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Because our portfolio of facilities consists of self storage facilities, we are subject to risks inherent in investments in a single industry, and our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. A continuation of, or slow recovery from, ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

Since we cannot predict when real estate markets may recover, the value of the properties we acquire may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, fires, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property, including any self storage properties we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ activities, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

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

Each of the properties we acquire will be subject to real property taxes. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels. Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

We will be subject to additional risks if we make international investments.

We may acquire properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•	existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	the limited experience and expertise in foreign countries of our Advisor’s and its affiliates’ employees relative to their experience and expertise in the United States.

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

We will be subject to risks associated with the co-tenants in our co-ownership arrangements that otherwise may not be present in other real estate investments.

We may enter into tenant-in-common (“TIC”), Delaware Statutory Trust (“DST”), or other co-ownership arrangements with respect to a portion of the properties we acquire. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-owner owning interests in the property;

•	the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective customers and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•	the risk that a co-owner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities laws and otherwise adversely affect the property and the co-ownership arrangement; or

•	the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.

In the event that our interests become adverse to those of the other co-owners, we will not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.

We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright.

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

We have incurred and may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We have incurred mortgage indebtedness under the loan assumed in the purchase of five self storage facilities located in North Carolina and South Carolina (the “Raleigh/Myrtle Beach Portfolio”), as well as under the KeyBank Facility that was entered into subsequent to December 31, 2014, and may place permanent financing on our properties or obtain additional credit facilities or other similar financing arrangements in order to acquire properties as funds are being raised in our Offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

If we or our Sponsor breach covenants under the Raleigh/Myrtle Beach Guaranty, we could be held in default under the Raleigh/Myrtle Beach Promissory Note, which may result in foreclosure of the properties under the Raleigh/Myrtle Beach Portfolio.

On November 3, 2014, we and our Sponsor entered into a guaranty (the “Raleigh/Myrtle Beach Guarantee”) of our subsidiaries’ obligations under the promissory note (the “Raleigh/Myrtle Beach Promissory Note”) assumed in connection with the acquisition of the Raleigh Myrtle Beach Portfolio. The Raleigh/Myrtle Beach Guaranty imposes minimum net worth and liquidity requirements on us and our Sponsor (the “Minimum Requirements”), collectively, and on us alone if we meet the Minimum requirements and other conditions are met that allow our Sponsor to be released from the Raleigh/Myrtle Beach Guaranty. If we and our Sponsor should not meet the Minimum Requirements or we otherwise default under the Raleigh/Myrtle Beach Promissory Note, the lender may foreclose on the properties under the Raleigh/Myrtle Beach Portfolio and we could lose our entire investment in the properties, which could adversely affect distributions to our stockholders.

If we breach covenants under the KeyBank facility, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of your investment in us.

On January 10, 2015, we entered into the KeyBank Facility with total commitments of $71.3 million. The KeyBank Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on all acquired properties that were included in the 26 partial assignments of purchase and sale agreements that were executed by 26 SST II wholly-owned subsidiaries and the Operating Partnership (the “26 Property Portfolio”) and is cross-defaulted to any other recourse debt until we have a tangible net worth equal to or greater than $100 million. Then the KeyBank Facility is cross-defaulted to any other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Facility also imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on the KeyBank Facility, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay the loan at that time, KeyBank could foreclose on the properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of your investment in us.

We intend to incur indebtedness secured by our properties, which may result in foreclosure.

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

To the extent we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to refinance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We currently have outstanding debt payments and Preferred Unit distribution payments which are indexed to variable interest rates. We may also incur additional debt or issue preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs and Preferred Unit distribution payments, which would likely reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties, and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investors’ capital.

If any of our partnerships fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our partnerships, including our Operating Partnership, as partnerships for federal income tax purposes. However, if the Internal Revenue Service (IRS) were to successfully challenge the status of any of our partnerships as a partnership, it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly, at the level of our Operating Partnership, or at the level of any other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat SS Growth TRS, Inc., as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

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

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending the existing 15% qualified dividend rate for 2013 and subsequent taxable years for those individuals with incomes below certain thresholds. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans should consider ERISA risks of investing in the shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exception from such prohibited transaction rules is applicable. In addition, the Department of Labor (“DOL”) plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exceptions available, and thereby prevent our assets as being treated as assets of any investing plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2014, we owned five self storage properties located in two states (North Carolina and South Carolina) comprising of approximately 2,500 units and approximately 354,000 rentable square feet. All of such properties were purchased in 2014.

Acquisition

On November 3, 2014, we purchased the Raleigh/Myrtle Beach Portfolio. We acquired the Raleigh/Myrtle Beach Portfolio from an unaffiliated third party, for a total purchase price of $22.1 million plus closing costs and acquisition fees. The purchase price for the Raleigh/Myrtle Beach Portfolio included the assumption of a loan encumbering the Raleigh/Myrtle Beach Portfolio having a principal balance of approximately $12.6 million (the “Raleigh/Myrtle Beach Portfolio Loan”). Our

Advisor earned approximately $0.4 million in acquisition fees in connection with this acquisition. The Raleigh/Myrtle Beach Portfolio has approximately 2,500 units with 354,200 net rentable square feet.

We financed the acquisition of Raleigh/Myrtle Beach Portfolio by using a combination of: (1) approximately $5.0 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership, as described below; (2) the assumption of the Raleigh/Myrtle Beach Portfolio Loan; and (3) and utilizing proceeds from our Offering.

As of December 31, 2014, our self storage portfolio was comprised as follows:

State	No. of Properties	Units (1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
North Carolina	3	1,070	159,600	45.1%	91.4%	47%
South Carolina	2	1,420	194,600	54.9%	86.3%	53%

Total	5	2,490	354,200	100%	88.6%	100%

(1)	Includes all rentable storage units.
(2)	Includes all rentable square feet consisting of storage units and an immaterial amount of office space.
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2014.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of December 2014.

Subsequent Acquisitions

On August 14, 2014, we, through 26 wholly-owned subsidiaries of our Operating Partnership, executed 26 partial assignments of the purchase and sale agreement originally executed by a subsidiary of our Former Sponsor on July 9, 2014, with unaffiliated third parties (the “26 Property Purchase Agreement”) for the acquisition of 14 self storage facilities located in California; four self storage facilities located in Michigan; three self storage facilities located in Colorado; two self storage facilities located in Illinois and one self storage facility located in each of New Jersey, Washington and Maryland (the “26 Property Portfolio”). The aggregate purchase price for the 26 Property Portfolio is approximately $128.2 million, plus closing costs and acquisition fees.

On January 23, 2015, we closed on seven self storage facilities located in California, Colorado, Illinois and Maryland representing the first phase (the “First Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of $25.9 million, plus closing costs and acquisition fees. We funded the First Phase of the 26 Property Portfolio with a combination of approximately $10.6 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 424,000 Preferred Units in our Operating Partnership and a draw of approximately $15.4 million under the KeyBank Facility. We incurred acquisition fees of approximately $450,000 in connection with the First Phase of the acquisition of the 26 Property Portfolio. The seven properties acquired in the First Phase consist of approximately 3,280 units and approximately 340,900 net rentable square feet of storage space.

On January 29, 2015, we closed on five self storage facilities located in California and Colorado representing the second phase (the “Second Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $28.4 million, plus closing costs and acquisition fees, which was funded with a combination of approximately $12.0 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 480,000 Preferred Units in our Operating Partnership, and a draw of approximately $16.4 million under the

KeyBank Facility. We incurred acquisition fees of approximately $496,000 in connection with the Second Phase of the acquisition of the 26 Property Portfolio. The five properties acquired in the Second Phase consist of approximately 3,420 units and approximately 332,600 net rentable square feet of storage space.

On February 5, 2015, we closed on seven self storage facilities located in California, Colorado and Washington representing the third phase (the “Third Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $45.4 million, plus closing costs and acquisition fees, which was funded with a combination of approximately $22.4 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 896,000 Preferred Units in our Operating Partnership and a draw of approximately $23.6 million under the KeyBank Facility. We incurred acquisition fees of approximately $795,000 in connection with the Third Phase of the acquisition of the 26 Property Portfolio. The seven properties acquired in the Third Phase consist of approximately 4,070 units and approximately 410,100 net rentable square feet of storage space.

On February 19, 2015, we closed on two self storage facilities located in California and Illinois representing the fourth phase (the “Fourth Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $10.8 million, plus closing costs and acquisition fees, which was funded with a combination of approximately $5.0 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 200,500 Preferred Units in our Operating Partnership, and a draw of approximately $5.9 million under the KeyBank Facility. We incurred acquisition fees of approximately $189,000 in connection with the Fourth Phase of the acquisition of the 26 Property Portfolio. The two properties acquired in the Fourth Phase consist of approximately 1,080 units and approximately 116,800 net rentable square feet of storage space.

We expect the remaining five properties of the 26 Property Portfolio to close during the second quarter of 2015.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 25, 2015, we had approximately 2.5 million shares of common stock outstanding, held by a total of approximately 700 stockholders of record.

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

Unless and until our shares are listed for trading on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and account trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including account trustees and custodians) who identify themselves to us and request the reports. Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our Primary Offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This use of the gross offering price as the estimated value is not likely to reflect the proceeds a stockholder would receive upon a liquidation or upon the sale of their shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

Distributions

We intend to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we have be organized and will operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2014, all of our distributions constituted non-taxable returns of capital, which were paid from offering proceeds.

As of December 31, 2014, our Operating Partnership had issued approximately 260,000 Preferred Units for approximately $6.5 million. The Preferred Units receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

During the year ended December 31, 2014, approximately $33,000 of Current Distributions were paid. As of December 31, 2014, Current Distributions and Deferred Distributions totaling approximately $84,000 were accrued.

The following table shows the distributions we have paid during the year ended December 31, 2014:

	Total Distributions Paid to:
Quarter	Preferred Unitholders	OP Unit Holders	Common Shareholders (1)	Distributions Declared per Common Share
1st Quarter 2014	$—	$—	$—	$0.000
2nd Quarter 2014	$—	$1,282	$2,730	$0.062
3rd Quarter 2014	$—	$3,025	$57,157	$0.150
4th Quarter 2014	$33,306	$3,025	$171,664	$0.150

(1)	Declared distributions are paid monthly in arrears. All declared amounts were paid as of December 31, 2014, except for distributions related to shares owned during December 2014, which were paid on January 15, 2015.

We have not been able to and may not be able to pay Current and Deferred Distributions to Preferred Units from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2014, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	176,552
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	176,552

(1)	The total number of shares of our common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2014, we had 1,765,515 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On August 2, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. These shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2014, we had issued approximately 1.8 million shares of our common stock for gross proceeds of approximately $17.5 million. From this amount, we incurred approximately $1.7 million in selling commissions and dealer manager fees (of which approximately $1.4 million was re-allowed to third party broker-dealers), and approximately $1.8 million in organization and offering costs to our Advisor.

With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $22.1 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on August 2, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder.

Our share redemption program, enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the period from January 1, 2014 through December 31, 2014, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2014	For the Period January 8, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$465,345	$—
Operating loss	(2,256,865)	—
Net loss attributable to Strategic Storage Trust II, Inc.	(2,396,385)	—
Net loss per common share-basic and diluted	(4.59)	—
Dividends declared per common share	0.60	—
Balance Sheet Data
Real estate facilities	$20,857,880	$—
Total assets	35,050,649	201,000
Total debt	13,494,871	—
Total liabilities	18,568,923	—
Equity	11,380,097	201,000
Other Data
Net cash used in operating activities	$(334,442)	$—
Net cash used in investing activities	(13,688,652)	—
Net cash provided by financing activities	20,353,246	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

As described in more detail in Item 1 of this report, we are a public, non-traded REIT that invests primarily in self storage facilities and related self storage real estate investments. We focus on investing in income-producing self storage facilities and related self storage real estate investments that are expected to support sustainable stockholder distributions over the long term. In order to implement our investment strategy, we focus on income-producing self storage facilities located in primary and secondary markets. Many of these facilities will have stabilized occupancy rates greater than 75%, but will have the opportunity for higher economic occupancy due to the property management capabilities of our Property Manager.

We were formed on January 8, 2013. We intend to make an election to be taxed as a REIT beginning with the taxable year ended December 31, 2014. We have no paid employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the Advisory Agreement with our Advisor. Our Advisor was formed on January 8, 2013.

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

Strategic Storage Holdings, LLC, our Prior Sponsor, was the sponsor of our Offering through August 31, 2014. Effective August 31, 2014, our Sponsor, SmartStop Self Storage, Inc., formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements pursuant to the Self Administration and Investment Management Transaction with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC, our Advisor, and owns 100% of Strategic Storage Property Management II, LLC, our Property Manager. Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of December 31, 2014, our Sponsor owned 126 self storage facilities located in 17 states and the Greater Toronto Area representing approximately 10.5 million rentable square feet.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. On August 2, 2013, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received from our Advisor to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of December 31, 2014, we owned approximately 99% of the common units of limited partnership interests of our Operating Partnership. The remaining approximate 1% of the common units are owned by our Advisor. As of December 31, 2014, our Operating Partnership had issued approximately 260,000 Preferred Units to the Preferred Investor in exchange for an investment of approximately $6.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as tenant insurance and selling packing supplies and locks) through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”), is responsible for marketing our shares being offered pursuant to the Offering. Our Chief Executive Officer and President owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective, August 31, 2014, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional common units in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to common units that will be equivalent to the distributions made to holders of our common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her common units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their common units, subject to certain restrictions outlined in the Operating Partnership’s limited partnership agreement (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its common units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

We have no employees. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the Advisory Agreement with our Advisor. Our Advisor was formed on January 8, 2013.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property managers.

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the minimum $1.5 million offering requirements of our Offering and commenced formal operations. As of December 31, 2014, we had issued approximately 1.8 million shares of our common stock for gross proceeds of approximately $17.5 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of December 31, 2014, we owned five self storage facilities located in two states (North Carolina and South Carolina) comprising approximately 2,500 units and approximately 354,000 rentable square feet. While our properties are branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. Our Sponsor owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, and we could incur significant costs to change the signage and otherwise change our brand.

Our results of operations for the year ended December 31, 2014 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

Real Estate Purchase Price Allocation

We allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will continually evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We will evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the joint venture entities included in our financial statements may vary based on the estimates and assumptions we use.

REIT Qualification

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with the year ended December 31, 2014, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us. We believe that our approach to the management and operation of our facilities, which emphasizes local market oversight and control, results in quick and effective response to changes in local market conditions, including increasing rents and/or increasing occupancy levels where appropriate.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2014, we owned five self storage facilities located in two states (North Carolina and South Carolina) comprising approximately 2,500 units and approximately 354,000 rentable square feet. We believe there is little basis for comparison between the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Year Ended December 31, 2014 and the Period from January 8, 2013 (date of inception) through December 31, 2013

Self Storage Rental Revenue

Rental revenue for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.5 million and none, respectively. The increase in rental revenue is attributable to the acquisition of our five self storage properties during 2014. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $14,000 and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of our five self storage properties during 2014. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $167,000 and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of our five self storage properties during 2014. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $70,000 and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of our five self storage properties during 2014. We expect property operating expenses – affiliates to increase in future periods as we have a full year of results from our 2014 acquisitions and commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.9 million and none, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.3 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of our five self storage properties during 2014. We expect depreciation and amortization expense to increase in future periods as we have a full year of results from our 2014 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $1.1 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions of a total of 26 properties as well as the costs related to the acquisition of our five self storage properties during 2014. We expect acquisition expenses - affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Property acquisition expenses for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.2 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the potential acquisitions of a total of 26 properties as well as the costs related to the acquisition of our five self storage properties during 2014. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.1 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the debt assumed with the acquisition of our five properties during 2014. We expect interest expense to increase in future periods as we have a full year of interest from our existing debt and commensurate with future increases to our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $4,000 and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our five self storage properties during 2014. We expect deferred financing amortization expense to increase in future periods as we have a full year of expense and commensurate with our future financing activity.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 is as follows:

	Year Ended December 31, 2014	For the Period from January 8, 2013 (date of inception) through December 31, 2013	Change
Net cash flow provided by (used in):
Operating activities	$(334,442)	$—	$(334,442)
Investing activities	(13,688,652)	—	(13,688,652)
Financing activities	20,353,246	201,000	20,152,246

Cash flows used in operating activities for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.3 million and none, respectively, an increase in cash used year to year of approximately $0.3 million. The change in cash used in our operating activities is primarily the result of incurring a net loss of approximately $2.4 million in 2014, adjusted for depreciation and amortization of approximately $0.3 million, and changes in balance sheet accounts, primarily accounts payable and accrued liabilities, restricted cash, other assets, and amounts due to affiliates, of approximately $1.8 million.

Cash flows used in investing activities for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $13.7 million and none, respectively, an increase in the use of cash of approximately $13.7 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $9.5 million for the purchase of our first five properties. An additional approximately $4.0 million was used as a deposit for the acquisition of properties subsequent to December 31, 2014, and approximately $0.2 million was added to the restricted cash balance.

Cash flows provided by financing activities for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $20.4 million and $0.2 million, respectively, a change of approximately $20.2 million. The change in cash provided by financing activities over the prior period was comprised of approximately $17.5 million from the issuance of common stock, approximately $5.0 million from the issuance of preferred equity in our Operating Partnership, offset by a combined approximately $2.1 million from deferred financing costs, offering costs, and distributions during 2014, compared to approximately $0.2 million of proceeds in 2013 from the issuance of Operating Partnership units.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Through May 23, 2014, the date we satisfied the minimum offering requirements of our Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our offering costs and operating expenses incurred before we met the minimum offering requirements of our Offering. Going forward, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor.

Distribution Policy

As of December 16, 2014, our board of directors authorized a daily distribution in the amount of $0.00164383561 per share (equivalent to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share) on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on January 1, 2015 and continuing on each day thereafter through and including March 31, 2015.

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

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2014		Period from January 8, 2013 (date of inception) through December 31, 2013
Distributions paid in cash — common stockholders	$158,037		$—
Distributions paid in cash — Operating Partnership unitholders	7,332		—
Distributions paid in cash — preferred unitholders	33,306		—
Distributions reinvested	73,514		—

Total distributions	$272,189		$—

Source of distributions
Cash flows provided by operations	$—	—	$—
Offering proceeds from Primary Offering	198,675	73%	—
Offering proceeds from distribution reinvestment plan	73,514	27%	—

Total sources	$272,189	100.0%	$—

For the year ended December 31, 2014, we paid distributions of approximately $272,000. For the period from January 8, 2013 (date of inception) through December 31, 2013, we declared no distributions. From our inception through December 31, 2014, the payment of distributions has been paid solely from Offering proceeds. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

We have not been able to and may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in our Primary Offering and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Indebtedness

As of December 31, 2014, we had approximately $13.5 million of outstanding consolidated indebtedness, which includes approximately $900,000 of debt premium. As of December 31, 2014, all of our total consolidated indebtedness was fixed rate.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our Public Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage interest(1)	$5,988,023	$727,844	$1,427,465	$1,380,867	$2,451,847
Mortgage principal	12,604,414	166,573	361,370	407,968	11,668,503

Total contractual obligations	$18,592,437	$894,417	$1,788,835	$1,788,835	$14,120,350

(1)	Interest expense was calculated based upon the contractual rate.

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

Subsequent Events

Please see Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of December 31, 2014, our total indebtedness was approximately $13.5 million, which included approximately $12.6 million in fixed rate debt, and an approximately $900,000 in debt premium. As of December 31, 2013, we did not have any debt. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value.

The Preferred Investor is entitled to receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

Based on the approximately $6.5 million of Preferred Units outstanding as of December 31, 2014, if LIBOR changed by 100 basis points, the total distributions to the Preferred Units would change by approximately $65,000 annually.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2014:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt(1)	$166,573	$174,449	$186,921	$198,075	$209,893	$11,668,503	$12,604,414
Average interest rate (1)	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%
Variable rate debt	—	—	—	—	—	—	—
Average interest rate	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%

(1)	Interest expense was calculated based upon the contractual rates.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument or foreign currency hedges to mitigate our risk to foreign currency exposure. We will not enter into derivative or interest rate transactions for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth below beginning on page F-1 of this report.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our two independent directors, have been nominated for re-election at the 2015 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	48	Chairman of the Board of Directors, Chief Executive Officer and President	1/2013 - present
Paula Mathews	63	Secretary and Executive Vice President	1/2013 - present
Michael S. McClure	52	Executive Vice President, Chief Financial Officer and Treasurer	1/2013 - present
Wayne Johnson	57	Senior Vice President — Acquisitions	1/2013 - present
Ken Morrison	48	Senior Vice President — Property Management	1/2013 - present
James L. Berg	62	Assistant Secretary	1/2013 - present
William H. Brownfield	66	Independent Director	6/2014 - present
David J. Mueller	62	Independent Director	10/2013 - present

H. Michael Schwartz. Mr. Schwartz is the Chairman of our board of directors and our Chief Executive Officer and President. Mr. Schwartz has been an officer and director since our initial formation in January 2013. Mr. Schwartz was appointed President of our Advisor in January 2013. Mr. Schwartz also currently serves as Chief Executive Officer, President, and Chairman of our Sponsor and has held these positions since August 2007, and serves as Chief Executive Officer, President and Chairman of SSGT, a self storage public, non-traded growth REIT. He was appointed President of Strategic Capital Holdings, LLC in July 2004. Previously, he held the positions of Vice Chairman or Co-President of U.S. Advisor from July 2004 until April 2007. He has more than 20 years of real estate, securities and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (subsequently known as Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

Paula Mathews. Ms. Mathews is our Secretary and an Executive Vice President, positions she has held since our formation in January 2013. Ms. Mathews was appointed Executive Vice President of our Advisor in January 2013. Ms. Mathews is responsible for pre-acquisition due diligence and post-acquisition management and leasing of all commercial assets. Ms. Mathews also currently serves as an Executive Vice President and Assistant Secretary for our Sponsor, positions she has held since August 2007 and June 2011, respectively, and Executive Vice President and Secretary of SSGT, positions she has held since March 2013. From August 2007 through June 2011, Ms. Mathews also served as Secretary for our Sponsor. Since 2005, she has also served as Vice President — Commercial Operations for Strategic Capital Holdings, LLC. Prior to joining Strategic Capital Holdings, LLC, Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases and land sales. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

Michael S. McClure. Mr. McClure is our Chief Financial Officer and Treasurer and an Executive Vice President and has held these positions since January 2013. Mr. McClure has also been the Chief Financial Officer of our Advisor since

January 2013. Mr. McClure is responsible for overseeing our budgeting, forecasting and financial management policies, along with directing all SEC and regulatory reporting. From January 2008 through the present, Mr. McClure has also served as Chief Financial Officer and Treasurer of our Sponsor, and has served as an Executive Vice President of such entity from June 2011 through the present. Mr. McClure also currently serves as the Chief Financial Officer and Treasurer of SSGT and has held these positions since March 2013. Prior to that time, from 2004 to June 2007, Mr. McClure held various positions, including Vice President of Finance, at the North Inland Empire Division of Pulte Homes, Inc. At Pulte Homes, he was responsible for all finance, accounting, human resources and office administration functions. From 2002 to 2004, Mr. McClure was a Director in the Audit Business Advisory Services practice for PricewaterhouseCoopers. From 1985 to 2002, Mr. McClure was with Arthur Andersen LLP, holding various positions including Partner. In his 20 years of experience in the public accounting field, Mr. McClure had extensive experience in the real estate industry working with REITs, homebuilders and land development companies and worked on numerous registration statements and public offerings. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. McClure holds a B.S.B.A. degree from California State University, Fullerton.

Wayne Johnson. Mr. Johnson is our Senior Vice President — Acquisitions, focusing on self storage acquisitions. Mr. Johnson has held the position of Senior Vice President — Acquisitions since our initial formation in January of 2013. Mr. Johnson has also served as Senior Vice President — Acquisitions for our Advisor since January 2013. Mr. Johnson has also served as Senior Vice President — Acquisitions for our Sponsor from August 2007 until January 16, 2015, as Senior Vice President — Acquisitions for Strategic Capital Holdings, LLC since June 2006, and as Senior Vice President — Acquisitions for SSGT since March 2013. Mr. Johnson was promoted to Chief Investment Officer of our Sponsor on January 16, 2015. Prior to joining Strategic Capital Holdings, LLC, Mr. Johnson was involved in all aspects of commercial development and leasing, including office, office warehouse, retail and self storage facilities. During such time, Mr. Johnson had developed, managed and operated 14 self storage facilities in excess of one million square feet. Mr. Johnson served on the board and is the past President of the Texas Self Storage Association (TSSA), which is the trade organization for self storage development, ownership and management with approximately 3,800 members consisting of storage owners, developers, operators and vendors throughout Texas. Mr. Johnson entered the commercial real estate business in 1979 after graduating from Southern Methodist University with a B.B.A. in Finance and Real Estate.

Ken Morrison. Mr. Morrison is our Senior Vice President — Property Management, a position he has held since January 2013. He has also been the President of our Property Manager since its initial formation in March 2013. Mr. Morrison has also served as the President of Strategic Storage Property Management, LLC (“SSPM”) since December 2011 and as Senior Vice President – Property Management of our Sponsor since June 2013 and of SSGT since January 2014. Mr. Morrison’s primary responsibility is to oversee management of our self storage properties, which includes managing the day-to-day activities at our self storage facilities, maintaining and upgrading the properties in our self storage portfolio, and overseeing the Internet and Self Storage Marketing departments of our Sponsor. Prior to joining SSPM, Mr. Morrison held several executive management positions with Public Storage from 1998 until November 2011, where he was responsible for the oversight of 300 self storage facilities in 11 states and supervised a staff of 37 district managers. Prior to joining Public Storage, Mr. Morrison spent eight years in management with Safeway. Mr. Morrison has completed coursework at both West Valley College in Saratoga, California and the Center for Creative Leadership in San Diego, California.

James L. Berg. Mr. Berg has been our Assistant Secretary since January 2013. Mr. Berg is also the General Counsel of our Sponsor, a position he has held since April 2011. From June 2011 through the present, Mr. Berg has served as Secretary of our Sponsor and has served as Assistant Secretary of SSGT since January 2014. Mr. Berg has over 25 years of experience in general business, corporate, securities, venture capital and intellectual property law. From November 2004 to April 2011, he was General Counsel of U.S. Advisor, LLC. From March 2004 until November 2004, Mr. Berg was Senior Vice President and General Counsel of LoanCity.com, a wholesale mortgage lender based in San Jose, California. Prior to that, Mr. Berg was a partner in several laws firms in Oakland, California. Mr. Berg received a J.D. (magna cum laude) from the University of Michigan Law School in 1978 and a B.S. (with high distinction) from the University of Michigan Business School in 1975. He is a member of the State Bar of California, Business Law Section.

William H. Brownfield. Mr. Brownfield has been one of our independent directors since June 2014 and is the chairman of the Nominating and Corporate Governance Committee and the Compensation Committee and a member of the Audit Committee of our board of directors. Mr. Brownfield has been in the commercial real estate industry for over 35 years, during which time he has been responsible for 28 million square feet of properties in 22 U.S. markets, and has handled acquisitions and dispositions across the office, retail, and self storage industries with an aggregate value of approximately $1 billion. From October 2009 to the present, Mr. Brownfield has served as a Co-Founder, Managing Director, and Broker with MKP Self Storage LLC, where he provides brokerage and advisory services for self storage owners and buyers. He is also the Founder of Brownfield & Associates, LLC, where he has served as Manager since January 2003, providing acquisition and advisory services for commercial real estate transactions. Mr. Brownfield is a nationally recognized expert in operating expense escalations, and is the author or co-author of various publications and educational materials in this area. From September 1997 to the present, Mr. Brownfield has served as Co-Founder and President of Brownfield & Mayerhofer, Inc., which specializes in escalation consulting, training, and software solutions. Mr. Brownfield also served as Managing Director of Acquisitions for Means Knaus Partners, LP from May 2003 through August 2013, where he oversaw the investment process. Mr. Brownfield has a Bachelor of Science in Business Management and an MBA, both from Missouri State University. He is a licensed real estate broker in the State of Texas and is a member of the Texas Self Storage Association. Mr. Brownfield was also commissioned as a 2nd Lieutenant in the United States Army and previously served on active duty.

David J. Mueller. Mr. Mueller is one of our independent directors and is the chairman of the Audit Committee and a member of the Compensation Committee and Nominating and Corporate Governance Committee of our board of directors. Mr. Mueller has more than 25 years of financial management experience with several firms in the financial services industry. In June 2009, Mr. Mueller founded his own CPA firm, specializing in consulting, audit, and tax services for small business and non-profits, where he continues to serve as Managing Partner. From June 2001 to May 2009, he worked for Manulife Financial Corporation, serving in several capacities including Controller of Annuities and CFO of Distribution for Manulife Wood Logan, where he was heavily involved in the company’s due diligence and subsequent integration with John Hancock Financial Services. Prior to his time with Manulife Financial Corporation, Mr. Mueller served as Chief Financial Officer of Allmerica Financial Services, the insurance and investment arm of Allmerica Financial Corporation. He began his career in the Boston office of Coopers and Lybrand, specializing in financial services, real estate, and non-profits. Mr. Mueller is a CPA and graduated from the University of Wisconsin with a degree in Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and greater than 10% stockholders were not subject to the beneficial ownership reporting requirements pursuant to Section 16(a) of the Exchange Act during the year-ended December 31, 2014, and therefore no reports were filed pursuant to Section 16(a) during that period.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on March 25, 2014 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees and officers of our Advisor and its affiliates who perform material functions for us. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at www.strategicreit.com.

Audit Committee

Our board of directors adopted a charter for the Audit Committee on December 20, 2013 (the “Audit Committee Charter”). The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.

The members of the Audit Committee are our two independent directors, William Brownfield and David Mueller. Mr. Mueller currently serves as Chairman of the Audit Committee and as an “audit committee financial expert” in accordance with applicable SEC rules.

Nominating and Corporate Governance Committee

General

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

Board of Directors Membership Criteria and Director Selection

The Nominating and Corporate Governance Committee annually reviews with our board of directors the appropriate experience, skills and characteristics required of our directors in the context of the current membership of our board of directors. This assessment includes, in the context of the perceived needs of our board of directors at the time, issues of knowledge, experience, judgment and skills such as an understanding of the real estate industry or brokerage industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflict with the Company and the ability of the candidate to attend board of directors meetings regularly and to devote an appropriate amount of effort in preparation for those meetings. It also is expected that independent directors nominated by our board of directors are individuals who possess a reputation and hold or have held positions or affiliations befitting a director of a publicly held company and are or have been actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community.

Though we do not have a formal policy regarding diversity with respect to identifying nominees and overall board composition, our Nominating and Corporate Governance Committee considers the impact of diverse backgrounds and experiences of potential nominees on the effectiveness and quality of our board of directors. As part of its annual review process discussed below, the Nominating and Corporate Governance Committee reviews its own effectiveness in recommending director nominees with diverse backgrounds and experiences relative to any perceived needs in the composition of our board of directors.

While our full board of directors remains responsible for selecting its own nominees and recommending them for election by our stockholders, our board of directors has delegated the screening process necessary to identify qualified candidates to the Nominating and Corporate Governance Committee, in consultation with our President. Pursuant to our charter, however, the directors must nominate replacements for any vacancies among the director positions.

The Nominating and Corporate Governance Committee annually reviews director suitability and the continuing composition of our board of directors; it then recommends director nominees who are voted on by our full board of directors. In recommending director nominees to our board of directors, the Nominating and Corporate Governance Committee solicits candidate recommendations from its own members, other directors and management of the Company. The Committee will also consider suggestions made by stockholders and other interested persons for director nominees who meet the established director criteria. In order for a stockholder to make a nomination, the stockholder must satisfy the procedural requirements for such nomination as provided in the Company’s bylaws, which include, among other things, providing the nominee’s name, age, address, and ownership of the Company’s stock. Such nominations must also be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

In evaluating the persons nominated as potential directors, the Nominating and Corporate Governance Committee will consider each candidate without regard to the source of the recommendation and take into account those factors that the Nominating and Corporate Governance Committee determines are relevant.

With respect to the current nominees to our board of directors, whose backgrounds and experience are described in greater detail above, our Nominating and Corporate Governance Committee considered all of the factors set forth above in its determination to recommend them for nomination.

Corporate Governance

Pursuant to the Nominating and Corporate Governance Committee Charter, the Nominating and Corporate Governance Committee developed and recommended a set of formal, written guidelines for corporate governance, which were adopted by our full board of directors.

The Nominating and Corporate Governance Committee also, from time to time, reviews the governance structures and procedures of the Company and suggests improvements thereto to our full board of directors. Such improvements, if adopted by the full board of directors, will be incorporated into the written guidelines.

Periodic Evaluations

The Nominating and Corporate Governance Committee conducts an annual evaluation of its own performance and oversees the annual evaluations of our directors, each of the other committees of our board of directors and management.

Conflicts of Interest

The Nominating and Corporate Governance Committee considers and acts upon any conflicts of interest-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our Advisor or its affiliates. Our independent directors must approve such transactions as fair and reasonable to us and on terms and conditions not less favorable than those available from unaffiliated third parties, based upon standards set forth in our charter and Code of Ethics, as well as applicable laws, rules and regulations.

Conflicts of interest-related matters that the Nominating and Corporate Governance Committee has acted upon or expects to act upon include, but are not limited to, the following:

•	the continuation, renewal or enforcement of agreements with our Advisor and its affiliates, including the following significant agreements:

•	a second amended and restated advisory agreement (“Advisory Agreement”) with our Advisor;

•	property management agreements (“Property Management Agreements”) with our property manager, Strategic Storage Property Management II, LLC (“Property Manager”);

•	a dealer manager agreement (“Dealer Manager Agreement”) with our dealer manager, Select Capital Corporation (“Dealer Manager”);

•	a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (“Unit Purchase Agreement”) with our Operating Partnership, the Company and SSTI Preferred Investor, LLC, dated November 3, 2014; and

•	an Amendment No. 1 (“Amendment”) to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P. with our Operating Partnership, the Company and SSTI Preferred Investor, LLC, dated November 3, 2014;

•	property sales;

•	property acquisitions; and

•	other transactions with affiliates.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee

General

We established a Compensation Committee in March 2015. The members of our Compensation Committee are Messrs. Brownfield and Mueller, with Mr. Brownfield serving as Chairman of the Compensation Committee. The primary focus of the Compensation Committee is to assist our board of directors in fulfilling its responsibilities with respect to officer and director compensation. Prior to the establishment of the Compensation Committee, our board of directors fulfilled all of the responsibilities with respect to officer and director compensation. The Compensation Committee assists our board of directors in this regard when necessary by: (1) reviewing and approving our corporate goals with respect to compensation of officers and directors; (2) recommending to our board of directors compensation for all non-employee directors, including board of directors and committee retainers, meeting fees and equity-based compensation; (3) administering and granting equity-based compensation to our Advisor, employees of our Advisor and affiliates based upon recommendations from our Advisor; and (4) setting the terms and conditions of such equity-based compensation in accordance with our Employee and Director Long-Term Incentive Plan (the “Plan”). The Compensation Committees fulfills these responsibilities in accordance with current laws, rules and regulations. The Compensation Committee has concluded that, because the Compensation Committee will only need to address issues related to director compensation while we are an externally advised REIT, a charter is not necessary at the present time. The Compensation Committee will periodically review the need for a charter and, if adopted, will disclose a copy of such charter to our stockholders pursuant to applicable SEC rules.

Compensation Committee Interlocks and Insider Participation

For the year ending December 31, 2014, decisions regarding officer and director compensation were made by Messrs. Brownfield and Mueller, our independent directors, and Mr. Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer. None of our executive officers or directors had relationships in the year ended December 31, 2014 that would require disclosure as a “compensation committee interlock” or “insider participation.”.

Compensation Discussion and Analysis - Executive Compensation

We do not directly compensate our executive officers, including H. Michael Schwartz, the Chairman of our board of directors and our President and Chief Executive Officer, for services rendered to us. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and the Compensation Committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the Compensation Committee will review all forms of compensation to our executive officers and approve all equity-based awards to our executive officers.

Our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our Advisory Agreement. For the year ended December 31, 2014, these reimbursements to our Advisor include reimbursements of a portion of the salaries of our executive officers for time they spent on matters connected to our public offering (the “Offering”) totaling approximately $123,000. At the present time, we intend to continue to reimburse a portion of the salaries of our executive officers for time they spend on matters connected to the public offering of our shares.

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has determined that the Compensation Discussion and Analysis – Executive Compensation set forth above be included in this report.

H. Michael Schwartz
David J. Mueller
William H. Brownfield

March 24, 2015

The preceding Compensation Committee Report to stockholders is not “soliciting material and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the

Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Director Compensation

Summary

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
H. Michael Schwartz	$—	$—	$—	$—	$—	$—	$—
Harold “Skip” Perry	$24,250	$—	$—	$—	$—	$—	$24,250
David J. Mueller	$32,500	$—	$—	$—	$—	$—	$32,500
Bill Brownfield	$26,750	$—	$—	$—	$—	$—	$26,750

Cash Compensation to Directors

Beginning in 2014, we paid each of our independent directors a retainer of $20,000 per year plus $1,000 for each board of directors or committee meeting the independent director attends in person ($2,000 for attendance by the chairperson of the audit committee at each meeting of the audit committee and $1,500 for attendance by the chairperson of any other committee at each committee meeting in which they are a chairperson) and $1,000 for each regularly scheduled meeting the independent director attends by telephone ($250 for special meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the chairperson of the audit committee if there is a meeting of such committee). For the period from January 1, 2014 through December 31, 2014, our board of directors had eight meetings and each director earned $1,000 for such meeting. In addition, we have reserved 10,000,000 shares of common stock for future issuance under our Employee and Director Long-Term Incentive Plan (described below), including restricted stock and stock options that may be granted to our independent directors.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards to Independent Directors

As of December 31, 2014, we had not issued any awards pursuant to the Plan.

The Plan was approved and adopted prior to the commencement of our Public Offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights, distribution equivalent rights and other equity-based awards, including, but not limited to, restricted stock.

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2014, there were approximately 176,600 shares available for issuance under the Plan. The term of the Plan is 10 years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2014, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	176,552
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	176,552

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of December 31, 2014, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) members of our board of directors and proposed directors; (3) our executive officers; and (4) all of directors and executive officers as a group. The percentage of beneficial ownership is calculated based on approximately 1.8 million shares of common stock outstanding as of December 31, 2014.

Common Stock
Beneficially Owned (2)
Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class
Strategic Storage Advisor II, LLC(1)	100	0.0%
H. Michael Schwartz, Chairman of the Board of Directors, President and Chief Executive Officer	—	—
Paula Mathews, Executive Vice President and Assistant Secretary	—	—
Michael S. McClure, Executive Vice President, Chief Financial Officer and Treasurer	—	—
Wayne Johnson, Senior Vice President — Acquisitions	—	—
Ken Morrison, Senior Vice President — Property Management	—	—
James L. Berg, Secretary	—	—
William Brownfield, Independent Director	—	—
David J. Mueller, Independent Director	—	—

All directors and executive officers as a group	—	—

(1)	The address of each beneficial owner listed is 111 Corporate Drive, Suite 120, Ladera Ranch, California 92694.

(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2014. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

We are currently a party to three types of agreements giving rise to material transactions between us and our affiliates, including our Advisory Agreement, our Property Management Agreements and our Dealer Manager Agreement. We are also party to a sub-license agreement with our Advisor with respect to trademarks and a party to a Unit Purchase Agreement and the Amendment to our Operating Partnership Agreement with respect to the Preferred Units. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2014. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

SmartStop Self Storage, Inc., our Sponsor, owns 100% of Strategic Storage Realty Group, LLC, which is the sole voting member of our Advisor, Strategic Storage Advisor II, LLC. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

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

Organization and offering costs of our Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of the Offering. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the primary offering portion of the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 0.625% of the average of the aggregate asset value, as defined.

Under our Advisory Agreement, our Advisor receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property and are subordinated to receipt of our stockholders of a 6% cumulative, non-compounded, annual return on such stockholders’ invested capital. Our Advisor may also be entitled to various subordinated distributions under our Operating Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

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

Our Property Manager will receive a fee for its services in managing our properties generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the direct costs of managing the properties under our Property Management Agreements. Reimbursable costs and expenses will include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager will be entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our properties in connection with the tenant insurance program. Additionally, there is a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by the Sponsor.

Dealer Manager Agreement

Our Sponsor indirectly owns a 15% beneficial non-voting equity interest in Select Capital Corporation, our Dealer Manager.

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

Fees Paid to our Affiliates

Pursuant to the terms of the agreements described above, the following summarizes the related party costs incurred for the year ended December 31, 2014 (there were no related party costs during the period from January 8, 2013 (date of inception) through December 31, 2013):

	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$862,827	$26,326	$836,501
Asset management fees	22,254	—	22,254
Property management fees	47,287	—	47,287
Acquisition expenses	1,089,783	386,750	703,033
Capitalized
Deferred financing costs	441,873	—	441,873
Other assets	461,492	—	461,492
Additional Paid-in Capital
Selling commissions	1,201,157	1,201,157	—
Dealer Manager fee	514,781	508,902	5,879
Offering costs	1,805,916	—	1,805,916

Total	$6,447,370	$2,123,135	$4,324,235

Trademark Sub-License Agreement

Under a separate trademark sub-license agreement, our Advisor (through the operating Partnership of our Sponsor (“SmartStop OP”)) has granted us a non-transferable, non-sublicenseable, non-exclusive, royalty-free right and license to use the trade name “Strategic Storage Trust II” and “SmartStop® Self Storage,” as well as certain registered trademarks and trademark applications for registration (collectively, the “Marks”) solely in connection with our business until the later of (a) a change of control event (as defined in the trademark sub-license agreement), (b) termination of the trademark license agreement between our Sponsor and our Advisor, or (c) termination of our Advisory Agreement, under certain circumstances, or if we declare bankruptcy or file for dissolution or reorganization. SmartStop OP may, at its option, upon 30 days’ written notice to us, terminate the license granted if we or our subsidiaries fail to comply with the requirements relating to the Marks under the trademark sub-license agreement. In addition, we, SmartStop OP or our Advisor may terminate the trademark sub-license agreement with 60 days’ notice prior to the expiration of the then-current term. The result of this temporary license is that upon the expiration of our temporary license, including any potential renewals or extensions of such license to use the trade names “Strategic Storage Trust II” and “SmartStop® Self Storage,” we will be required to change our name and re-brand our properties and would lose any value, or perceived value, associated with the use of the trade names “Strategic Storage Trust II” and “SmartStop® Self Storage.”

Tenant Insurance Program

Our Sponsor is participating in a tenant reinsurance program whereby customers of our self storage facilities, customers of our Sponsor’s self storage facilities, and customers of other operators participating in the program can purchase insurance to cover damage or destruction to their property while stored at our facilities. Our Sponsor has invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014 our Sponsor acquired its interest in the Reinsurance Company from our Chief Executive Officer and President. For the year ended December 31, 2014, we recorded approximately $12,000 of revenue from the program insurer.

Storage Auction Program

Our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President — Property Management and the President of our property manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. In 2014, we did not incur any fees in connection with the Auction Company.

Preferred Equity Investment of Preferred Investor

On November 3, 2014, the Preferred Investor entered into a Unit Purchase Agreement with us and our Operating Partnership. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $65,000,000 through a preferred equity investment in our Operating Partnership (the “Investment”), which amount may be invested in one or more tranches, to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 2,600,000 Preferred Units, each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accrued and unpaid distributions.

On November 3, 2014, the Preferred Investor invested approximately $6.5 million in the first tranche of its Investment in our Operating Partnership, of which (i) approximately $5.0 million was used to fund a portion of the purchase price for the acquisition of the Raleigh/Myrtle Beach Portfolio, and (ii) approximately $1.5 million was used to pay expenses incurred by the Preferred Investor in making its investment. The Preferred Investor received approximately 260,000 Preferred Units in our Operating Partnership.

On December 31, 2014, we issued approximately 1,020 Preferred Units in our Operating Partnership to the Preferred Investor to cover the approximately $25,000 in costs incurred by the Preferred Investor in making its investment.

Subsequent to December 31, 2014, the Preferred Investor invested an additional approximately $49.8 million in exchange for approximately 2 million Preferred Units in our Operating Partnership. We utilized the funds to purchase, through our Operating Partnership, 21 self storage facilities in California, Colorado, Illinois, Maryland and Washington for an aggregate purchase price of approximately $110.5 million.

In connection with the Investment, the Preferred Investor entered into the Amendment to the Operating Partnership Agreement of our Operating Partnership which sets forth the key terms of the Preferred Units which are summarized below.

Distribution Rate

The Preferred Units will receive Current Distributions at a rate of one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis.

In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the Preferred Investor as the holder of the Preferred Units, additional distributions monthly in an amount that will accrue at the rate of: (i) for the initial 24-months, LIBOR plus 4.35%; and (ii) thereafter, LIBOR plus 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the initial 24-months, LIBOR plus 10.85%; and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

Redemptions; Repurchases

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price for the Preferred Units will be equal to the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption (the “Redemption Price”). If fewer than all of the outstanding Preferred Units are to be redeemed at the option of our Operating Partnership, the Preferred Units to be redeemed will be determined pro rata or by lot or in such other manner as determined by us, as the general partner of the Operating Partnership, to be fair and equitable to all holders of the Preferred Units.

The Preferred Investor, as a holder of the Preferred Units may require our Operating Partnership to repurchase the Preferred Units upon the occurrence of any of the following (each an “Optional Repurchase Event” and each as defined within the Amendment): (A) a breach of any of the Protective Provisions; (B) an Event of Default; (C) a Change of Control that has not been consented to in accordance with the terms of the Amendment; (D) our failure to qualify as a REIT under the Internal Revenue Code; or (E) the occurrence and continuance of a monetary or a material default beyond any applicable cure period under any of the loan documents for each of the properties in our portfolio. The repurchase price for the Preferred Units will be the Redemption Price.

Covenants

The Amendment contains a number of covenants for the Company and our Operating Partnership, including, but not limited to, certain covenants that limit our Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of shares of our common stock, each under the circumstances outlined further in the Amendment.

Events of Default

The occurrence of any of the following constitute an Event of Default under the Amendment: (i) a material default in the performance of, or material breach of any covenant, warranty or other agreement contained in our Operating Partnership Agreement and Amendment or the Unit Purchase Agreement by us or our Operating Partnership, as applicable, and continuance of such default or breach for a period of 10 business days after written notice is given to us and our Operating Partnership; (b) an Event of Bankruptcy as to us, our Operating Partnership or any of our subsidiaries that has not been consented to in advance by the holders of the Preferred Units; (c) any breach or default or event of default that occurs under any instrument, agreement or indenture pertaining to any of our indebtedness or the indebtedness of our Operating Partnership or any of its or their subsidiaries aggregating more than $5 million, the effect of which is to cause an acceleration, mandatory redemption or other required repurchase of such indebtedness or such indebtedness is otherwise declared to be due and payable or required to be prepaid, redeemed, or otherwise repurchased by us or our Operating Partnership or any such subsidiary prior to maturity thereof; and (d) our failure to qualify as a REIT under the Code.

Protective Provisions

Pursuant to the terms of the Amendment, we, our Operating Partnership and our subsidiaries are prohibited from undertaking the following activities while the Preferred Units are outstanding without first obtaining the prior written consent of the holders of a majority of the Preferred Units then outstanding, including the Preferred Units held by the Preferred Investor who is currently the only holder of the Preferred Units (capitalized terms are as defined in the Amendment):

•	authorizing or issuing additional (1) preferred stock or units that are equal to or senior to the Preferred Units with respect to certain rights and preferences, or (2) junior stock or units that interferes with the rights of the Preferred Units or interferes in any way with our management or the management of our Operating Partnership;

•	altering the terms of (1) the Amendment or the Unit Purchase Agreement, or (2) our organizational documents or the organizational documents of our Operating Partnership, or any of its or their respective subsidiaries, to the extent the amendment would reasonably be expected to adversely affect the Preferred Units;

•	in the case of our Operating Partnership, redeeming junior equity securities, and in the case of the Company, our subsidiaries, and subsidiaries of our Operating Partnership, redeeming any equity securities, other than (1) redemptions pursuant to our share redemption program, (2) redemptions of units of limited partner interest of our Operating Partnership in exchange for shares of our common stock;

•	engaging in a Change of Control;

•	commencing or suffering to exist an event of bankruptcy as to our Operating Partnership, us, or any of our respective subsidiaries;

•	paying any distributions, other than a distribution made on a regular monthly basis consistent with past practice on (1) in the case of our Operating Partnership, Common Units or other equity securities that rank, as to distributions and upon liquidation, junior to the Preferred Units, and (2) in the case of the Company, our subsidiaries, or a subsidiary of our Operating Partnership, shares of common stock or common equity securities or other equity securities that rank, as to distributions and upon liquidation, junior to such entity’s shares of preferred stock or preferred equity securities; provided, however, that the foregoing shall not prohibit special distributions that are necessary to preserve our status as a REIT; and

•	engaging in a recapitalization, reorganization, merger, unit or stock split, statutory unit or stock exchange, sale of all or substantially all of such entity’s assets, tender offer for all or substantially all of its Common Units, shares of common stock or other common equity securities, as the case may be, or other similar transaction.

Director Independence

While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the New York Stock Exchange (NYSE), consistent with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Brownfield and Mueller both meet the relevant definition of “independent.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Overview

For the year ended December 31, 2014, and the period from January 8, 2013 (date of inception) through December 31, 2013, CohnReznick LLP (“CohnReznick”), served as our independent auditor and provided certain tax and other services.

The Audit Committee currently anticipates that it will engage CohnReznick as our independent auditor to audit our financial statements for the year ending December 31, 2015, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

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

All services rendered by CohnReznick for the year ended December 31, 2014 and for the period from January 8, 2013 (date of inception) through December 31, 2013 were pre-approved in accordance with the policies set forth above.

Fees Paid to Principal Auditor

The Audit Committee reviewed the audit services performed by CohnReznick, as well as the fees charged by CohnReznick for such services. The aggregate fees billed to us for professional accounting services provided by CohnReznick, including the audit of our annual financial statements, for year ended December 31, 2014 and for the period from January 8, 2013 (date of inception) through December 31, 2013, is set forth in the table below.

	2014	2013
Audit Fees	$66,500	$72,000
Audit-Related Fees	20,000	—
Tax Fees	50,680	2,400
All Other Fees	—	—

Total	$137,180	$74,400

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed that do not meet one of the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Schedule III—Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 31, 2015.

STRATEGIC STORAGE TRUST II, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2015
H. Michael Schwartz

/s/ Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2015
Michael S. McClure

/s/ William H. Brownfield	Independent Director	March 31, 2015
William H. Brownfield

/s/ David J. Mueller	Independent Director	March 31, 2015
David J. Mueller

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust II, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2014, and the period from January 8, 2013 (date of inception) through December 31, 2013. Our audits of the consolidated financial statements included the financial statement schedule listed in the accompanying index. Strategic Storage Trust II, Inc.’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Trust II, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick LLP

Los Angeles, California

March 31, 2015

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	December 31,
	2014	2013
ASSETS
Real estate facilities:
Land	$4,750,000	$—
Buildings	14,376,589	—
Site improvements	1,731,291	—

	20,857,880	—
Accumulated depreciation	(93,433)	—

	20,764,447	—
Construction in process	1,375	—

Real estate facilities, net	20,765,822	—
Cash and cash equivalents	6,531,152	201,000
Restricted cash	382,792	—
Other assets	4,666,438	—
Deferred financing costs, net of accumulated amortization	713,062	—
Intangible assets, net of accumulated amortization	1,991,383	—

Total assets	$35,050,649	$201,000

LIABILITIES AND EQUITY
Secured debt	$13,494,871	$—
Accounts payable and accrued liabilities	585,227	—
Due to affiliates	4,324,235	—
Distributions payable	80,424	—
Distributions payable to preferred unitholders in our Operating Partnership	84,166	—

Total liabilities	18,568,923	—

Commitments and contingencies (Note 7)

Redeemable common stock	73,514	—

Preferred equity in our Operating Partnership	5,028,115	—

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 1,765,515 and 100 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,766	1
Additional paid-in capital	14,004,810	999
Distributions	(311,975)	—
Accumulated deficit	(2,396,385)	—

Total Strategic Storage Trust II, Inc. equity	11,298,216	1,000

Noncontrolling interests in our Operating Partnership	81,881	200,000

Total equity	11,380,097	201,000

Total liabilities and equity	$35,050,649	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2014 and the Period from January 8, 2013 (date of inception) through December 31, 2013

	Year Ended December 31, 2014	Period from January 8, 2013 (date of inception) through December 31, 2013
Revenues:
Self storage rental revenue	$450,963	$—
Ancillary operating revenue	14,382	—

Total revenues	465,345	—

Operating expenses:
Property operating expenses	167,434	—
Property operating expenses – affiliates	69,541	—
General and administrative	943,865	—
Depreciation	94,063	—
Intangible amortization expense	158,617	—
Acquisition expenses—affiliates	1,089,783	—
Other property acquisition expenses	198,907	—

Total operating expenses	2,722,210	—

Operating loss	(2,256,865)	—
Other income (expense):
Interest expense	(116,920)	—
Accretion of fair market value of secured debt	16,543	—
Deferred financing amortization expense	(4,343)	—

Net loss	(2,361,585)	—
Less: Distributions to preferred unitholders in our Operating Partnership	(117,472)	—
Less: Accretion of preferred equity costs	(28,115)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	110,787	—

Net loss attributable to Strategic Storage Trust II, Inc. common shareholders	$(2,396,385)	$—

Net loss per share—basic and diluted	$(4.59)	$—

Weighted average shares outstanding—basic and diluted	522,223	42

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2014 and the Period from January 8, 2013 (date of inception) through December 31, 2013

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of January 8, 2013 (date of inception)	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	100	1	999	—	—	1,000	—	1,000	—	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	200,000	200,000	—	—

Balance as of December 31, 2013	100	1	999	—	—	1,000	200,000	201,000	—	—
Gross proceeds from issuance of common stock	1,757,677	1,757	17,535,145	—	—	17,536,902	—	17,536,902	—	—
Offering costs	—	—	(3,531,326)	—	—	(3,531,326)	—	(3,531,326)	—	—
Changes to redeemable common stock	—	—	(73,514)	—	—	(73,514)	—	(73,514)	—	73,514
Distributions ($0.60 per share)	—	—	—	(311,975)	—	(311,975)	—	(311,975)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	(7,332)	(7,332)	—	—
Issuance of shares for distribution reinvestment plan	7,738	8	73,506	—	—	73,514	—	73,514	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	(2,396,385)	(2,396,385)	—	(2,396,385)	—	—
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(110,787)	(110,787)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—		—	—	—	6,517,119	—
Preferred equity issuance costs	—	—	—	—		—	—	—	(1,517,119)	—
Accretion of preferred equity issuance costs	—	—	—	—		—	—	—	28,115	—

Balance as of December 31, 2014	1,765,515	$1,766	$14,004,810	$(311,975)	$(2,396,385)	$11,298,216	$81,881	$11,380,097	$5,028,115	$73,514

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2014 and Period from January 8, 2013 (date of inception) through December 31, 2013

	Year Ended December 31, 2014	Period from January 8, 2013 (date of inception) through December 31,2013
Cash flows from operating activities:
Net loss	$(2,361,585)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	257,023	—
Accretion of fair market value adjustment of secured debt	(16,543)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(145,776)	—
Restricted cash	(177,701)	—
Accounts payable and accrued liabilities	501,065	—
Due to affiliates	1,609,075	—

Net cash used in operating activities	(334,442)	—

Cash flows from investing activities:
Purchase of real estate	(9,481,306)	—
Additions to real estate facilities	(2,255)	—
Restricted cash	(205,091)	—
Deposits on acquisition of real estate facilities	(4,000,000)	—

Net cash flows used in investing activities	(13,688,652)	—

Cash flows from financing activities:
Principal payments on secured debt	(14,280)	—
Proceeds from issuance of preferred equity in our Operating Partnership	5,000,000	—
Deferred financing costs	(200,842)	—
Gross proceeds from issuance of common stock	17,477,102	1,000
Offering costs	(1,710,059)	—
Issuance of Operating Partnership units	—	200,000
Distributions paid to common stockholders	(158,037)	—
Distributions paid to preferred unitholders in our Operating Partnership	(33,306)	—
Distributions paid to noncontrolling interests in our Operating Partnership	(7,332)	—

Net cash flows provided by financing activities	20,353,246	201,000

Change in cash and cash equivalents	6,330,152	201,000
Cash and cash equivalents, beginning of period	201,000	—

Cash and cash equivalents, end of period	$6,531,152	$201,000

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$116,920	$—
Supplemental disclosure of noncash activities:
Secured debt assumed during the purchase of real estate	$12,618,694	$—
Other assets included in due to affiliates	$461,492	$—
Proceeds from issuance of common stock in other assets	$59,800	$—
Offering costs included in due to affiliates	$1,811,795	$—
Offering costs included in accounts payable and accrued liabilities	$9,472	$—
Deferred financing costs included in due to affiliates	$441,873	$—
Deferred financing cost included in accounts payable and accrued liabilities	$74,690	$—
Issuance of shares pursuant to distribution reinvestment plan	$73,514	$—
Distributions payable	$80,424	$—
Distributions payable to preferred unitholders in our Operating Partnership	$84,166	$—
Preferred equity issuance cost	$1,517,119	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1. Organization

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of December 31, 2014, our Sponsor owned 126 self storage facilities located in 17 states and the Greater Toronto Area.

Our Advisor, a Delaware limited liability company, was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our Sponsor.

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. As of December 31, 2014, we had issued approximately 1.8 million shares of our common stock for gross proceeds of approximately $17.6 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of December 31, 2014 we had purchased five properties and had identified additional potential acquisitions and subsequent to December 31, 2014 closed on 21 properties out of a portfolio of 26 properties (see Note 11).

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2014, we owned approximately 99% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1% of the common units are owned by our Advisor. As of December 31, 2014, our Operating Partnership had issued approximately 260,000 Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $6.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary of our Operating Partnership. Our Property Manager was formed on January 8, 2013 to manage our properties. Our

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

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

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in our Operating Partnership’s limited partnership agreement (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the useful lives of real estate assets and intangibles. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of our loan agreement.

Other Assets

As of December 31, 2014, other assets included approximately $4.5 million related to acquisition deposits on the properties described in Note 11.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $2.2 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2014. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the year ended December 31, 2014 we expensed approximately $1.3 million of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. As of December 31, 2014, no impairment losses were recognized.

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

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Real Estate Facilities

Real estate facilities are recorded at cost. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	35 years
Site Improvements	10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2014, the gross amounts allocated to in-place lease intangibles was approximately $2.2 million and accumulated amortization of in-place lease intangibles totaled approximately $0.2 million.

The total estimated amortization expense of intangible assets for the years ending December 31, 2015, 2016, and 2017, is approximately $985,000, $927,000, and $80,000, respectively, and none for the years thereafter.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2014 accumulated amortization of deferred financing costs totaled approximately $4,000.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2014, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

Through December 31, 2014 we had not received any requests for redemptions.

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

December 31, 2014

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at December 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2014
	Fair Value	Carrying Value
Fixed Rate Secured Debt	$13,500,000	$13,494,871

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of non-performance risk, we will consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

We will file elections to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS performs additional services for our customers and generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax bases of assets and liabilities.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity”. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We do not believe this will have an impact on our consolidated financial statements as we have not had any disposals since inception.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013:

Real estate facilities
Balance at January 8, 2013 (date of inception)	$—
Facility acquisitions	—
Improvements and additions	—

Balance at December 31, 2013	—
Facility acquisitions	20,857,000
Improvements and additions	880

Balance at December 31, 2014	$20,857,880

Accumulated depreciation
Balance at January 8, 2013 (date of inception)	$—
Depreciation expense	—

Balance at December 31, 2013	—
Depreciation expense	(93,433)

Balance at December 31, 2014	$(93,433)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The following table summarizes the purchase price allocation for our acquisitions during the year ended December 31, 2014:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Principal of Debt Assumed	Allocation of Debt Premium(1)	2014 Revenue (2)	2014 Property Operating Income (3)
Morrisville—NC	11/03/2015	$1,968,000	$250,000	$2,218,000	$1,216,000	$88,000	$57,533	$29,825
Cary—NC	11/03/2015	4,377,000	380,000	4,757,000	2,610,000	187,500	85,820	56,170
Raleigh—NC	11/03/2015	3,671,000	410,000	4,081,000	2,238,000	160,500	76,672	42,563
Myrtle Beach I—SC	11/03/2015	5,584,000	600,000	6,184,000	3,392,000	244,000	132,962	89,847
Myrtle Beach II—SC	11/03/2015	5,257,000	510,000	5,767,000	3,163,000	227,000	112,358	72,799

2014 Total		$20,857,000	$2,150,000	$23,007,000	$12,619,000	$907,000	$465,345	$291,204

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by November 2015, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above properties of approximately $0.4 million for the year ended December 31, 2014.

Note 4. Secured Debt

In connection with the acquisition of the five properties in 2014 described above (collectively, the “Raleigh/Myrtle Beach Portfolio”), we, through five special purpose entities formed to acquire and hold the properties comprising the Raleigh/Myrtle Beach Portfolio (collectively, the “Raleigh/Myrtle Beach Borrowing Entities”), assumed a secured promissory note with C-III Commercial Mortgage LLC (“C-III”) dated August 30, 2013, in the amount of approximately $12,600,000 (the “Raleigh/Myrtle Beach Promissory Note”). The Raleigh/Myrtle Beach Promissory Note matures in September 2023 and carries a fixed interest rate of 5.73%. The Raleigh/Myrtle Beach Promissory Note has a prepayment lockout for the first two years of the note. After September 2015, we may defease the Raleigh/Myrtle Beach Promissory Note upon the occurrence of certain conditions. The Raleigh/Myrtle Beach Promissory Note is secured by deeds of trust on our interest in three of the properties in the Raleigh/Myrtle Beach Portfolio, a mortgage on our interest in the other two properties comprising the Raleigh/Myrtle Beach Portfolio and certain of the assets of the Raleigh/Myrtle Beach Borrowing Entities. In addition, we and our Sponsor executed a guaranty in favor of C-III guaranteeing the payment of the Raleigh/Myrtle Beach Promissory Note (the “Raleigh/Myrtle Beach Guaranty”). The Raleigh/Myrtle Beach Guaranty requires that we and our Sponsor, collectively, maintain a net worth of at least $6.0 million and an aggregate liquidity of at least $2.0 million, exclusive of the interest in the Raleigh/Myrtle Beach Portfolio. Our Sponsor may be released from its obligations under the Raleigh/Myrtle Beach Guaranty if certain conditions are met, including that we alone satisfy the aforementioned net worth and liquidity requirements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2014:

2015	$166,573
2016	174,449
2017	186,921
2018	198,075
2019	209,893
2020 and thereafter	11,668,503

Total payments	12,604,414
Unamortized fair value adjustment	890,457

Total	$13,494,871

Note 5. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On November 3, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Preferred Investor, a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $65 million through a preferred equity investment in our Operating Partnership (the “Preferred Equity Investment”), which amount may be invested in one or more tranches, to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 2.6 million preferred units of limited partnership interest of our Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all of accumulated and unpaid distributions.

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

On December 31, 2014, we issued approximately 1,020 Preferred Units in our Operating Partnership to the Preferred Investor to cover the approximately $25,000 in costs incurred by the Preferred Investor in making its investment.

The holders of the Preferred Units will receive current distributions (the “Current Distributions”) at a rate of a one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

The holder of the Preferred Units may require our Operating Partnership to repurchase the Preferred Units upon the occurrence of any of the following (each an “Optional Repurchase Event”) and as defined within the Amendment: (A) a breach of any of the Protective Provisions; (B) an Event of Default; (C) a Change of Control that has not been consented to in accordance with the terms of the Amendment; (D) our failure to qualify as a REIT under the Internal Revenue Code; or (E) the occurrence and continuance of a monetary or a material default beyond any applicable cure period under any of the loan documents for each of the properties in our portfolio. The repurchase price for the Preferred Units will be the Redemption Price.

Note 6. Related Party Transactions

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

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Offering. Organization and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. We are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor is required to reimburse us within 60 days after the end of the month in which the Offering

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering.

Our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses our Advisor incurs. Our Advisor also receives a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of our aggregate asset value, as defined.

Under our Advisory Agreement, our Advisor receives disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sell, as long as our Advisor provides substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property.

Our Advisor is also entitled to various subordinated distributions pursuant to our Operating Partnership Agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement (other than a voluntary termination), (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the Operating Partnership Agreement.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquire our first real estate asset, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Property Management Agreement

Each of our self storage properties is managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager receives a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager will also receive a one-time fee for each property acquired by us that will be managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager is entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our facilities in connection with the tenant insurance program. Additionally, each agreement includes a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by our Sponsor.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2014, and any related amounts payable as of December 31, 2014 (there were no related party costs during the period from January 8, 2013 (date of inception) through December 31, 2013):

	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$862,827	$26,326	$836,501
Asset management fees	22,254	—	22,254
Property management fees	47,287	—	47,287
Acquisition expenses	1,089,783	386,750	703,033
Capitalized
Deferred financing costs	441,873	—	441,873
Other assets	461,492	—	461,492
Additional Paid-in Capital
Selling commissions	1,201,157	1,201,157	—
Dealer Manager fee	514,781	508,902	5,879
Offering costs	1,805,916	—	1,805,916

Total	$6,447,370	$2,123,135	$4,324,235

Tenant Insurance Program

Our Sponsor is participating in a tenant reinsurance program whereby customers of our self storage facilities are able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Our Sponsor invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014 our Sponsor acquired its interest in the Reinsurance Company from our Chief Executive Officer and President. For the year ended December 31, 2014, we recorded revenue of approximately $12,000 from the program insurer.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Storage Auction Program

Our Chairman of the Board of Directors, Chief Executive Officer and President, and our Senior Vice President — Property Management and the President of our property manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. For the year ended December 31, 2014, we had not incurred any fees in connection with the Auction Company.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of December 31, 2014 we have sold approximately 74,000 shares through our distribution reinvestment plan offering.

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

December 31, 2014

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

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 8. Declaration of Distributions

On December 16, 2014, our board of directors declared a distribution rate for the first quarter of 2015 of $0.00164383561 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2015 and continuing on each day thereafter through and including March 31, 2015.

Note 9. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 as if the Company’s acquisitions discussed in Note 3 were completed as of January 8, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

	Year Ended December 31, 2014	Period From January 8, 2013 (date of inception) through December 31, 2013
Pro forma revenue	$2,535,863	$2,585,168
Pro forma operating expenses	$(4,414,266)	$(2,953,625)
Pro forma net loss attributable to common shareholders	$(3,162,460)	$(1,647,382)
Pro forma net loss per common share, basic and diluted	$(2.48)	$(1.33)
Pro forma weighted average number of common shares outstanding, basic and diluted	1,272,810	1,241,489

The pro forma financial information for the year ended December 31, 2014 and the period from January 8, 2013 through December 31, 2013 were adjusted to exclude approximately $0.7 million and none, respectively, for acquisition related expenses.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the year ended December, 31, 2014 (there were no operations during the period from January 8, 2013 (date of inception) through December 31, 2013):

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$—	$—	$465,345
Total operating expenses	$—	$866,991	$498,335	$1,356,884
Operating loss	$—	$(866,991)	$(498,335)	$(891,539)
Net loss	$—	$(866,991)	$(498,335)	$(996,259)
Net loss attributable to the Company	$—	$(789,137)	$(482,603)	$(1,124,645)
Net loss per share-basic and diluted	$—	$(7.90)	$(0.77)	$(0.84)

Note 11. Subsequent Events

Dividend Declaration

On March 24, 2015, our board of directors declared a distribution rate for the second quarter of 2015 of $0.00164383561 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2015 and continuing on each day thereafter through and including June 30, 2015.

Acquisition – 26 Property Portfolio

On August 14, 2014, we, through 26 wholly-owned subsidiaries of our operating partnership, executed 26 partial assignments of the purchase and sale agreement originally executed by a subsidiary of our Former Sponsor on July 9, 2014, with unaffiliated third parties (the “26 Property Purchase Agreement”) for the acquisition of 14 self storage facilities located in California; four self storage facilities located in Michigan; three self storage facilities located in Colorado; two self storage facilities located in Illinois and one self storage facility located in each of New Jersey, Washington and Maryland (the “26 Property Portfolio”). The aggregate purchase price for the 26 Property Portfolio is approximately $128.2 million, plus closing costs and acquisition fees.

On January 23, 2015, we closed on seven self storage facilities located in California, Colorado, Illinois and Maryland representing the first phase (the “First Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of $25.9 million, plus closing costs and acquisition fees. We funded the First Phase of the 26 Property Portfolio with a combination of approximately $10.6 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 424,000 Preferred Units in our Operating Partnership and a draw of approximately $15.4 million under the KeyBank Facility, as described below. We incurred acquisition fees of approximately $450,000 in connection with the First Phase of the acquisition of the 26 Property Portfolio. The seven properties acquired in the First Phase consist of

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

approximately 3,280 units and approximately 340,900 net rentable square feet of storage space.

On January 29, 2015, we closed on five self storage facilities located in California and Colorado representing the second phase (the “Second Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $28.4 million, plus closing costs and acquisition fees, which was funded with a combination of approximately $12.0 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 480,000 Preferred Units in our Operating Partnership, and a draw of approximately $16.4 million under the KeyBank Facility (as described below). We incurred acquisition fees of approximately $496,000 in connection with the Second Phase of the acquisition of the 26 Property Portfolio. The five properties acquired in the Second Phase consist of approximately 3,420 units and approximately 332,600 net rentable square feet of storage space.

On February 5, 2015, we closed on seven self storage facilities located in California, Colorado and Washington representing the third phase (the “Third Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $45.4 million, plus closing costs and acquisition fees, which was funded with a combination of approximately $22.4 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 896,000 Preferred Units in our Operating Partnership and a draw of approximately $23.6 million under the KeyBank Facility. We incurred acquisition fees of approximately $795,000 in connection with the Third Phase of the acquisition of the 26 Property Portfolio. The seven properties acquired in the Third Phase consist of approximately 4,070 units and approximately 410,100 net rentable square feet of storage space.

On February 19, 2015, we closed on two self storage facilities located in California and Illinois representing the fourth phase (the “Fourth Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $10.8 million, plus closing costs and acquisition fees, which was funded with a combination of approximately $5.0 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 200,500 Preferred Units in our Operating Partnership, and a draw of approximately $5.9 million under the KeyBank Facility. We incurred acquisition fees of approximately $189,000 in connection with the Fourth Phase of the acquisition of the 26 Property Portfolio.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

The 21 self storage facilities constituting the First, Second, Third, and Fourth Phases of the 26 Property Portfolio are summarized in the table below:

Property	Address	Purchase Price	Year Built	Physical Occupancy(1)
La Verne – CA	2234 Arrow Hwy, La Verne, CA 91750	$4,120,000	1986	86%
Chico – CA	3860 Benetar Way, Chico, CA 95928	1,780,000	1984	89%
Riverside - CA	6667 Van Buren Blvd, Riverside, CA 92503	2,760,000	1985	83%
Fairfield - CA	2998 Rockville Rd, Fairfield, CA 94534	3,880,000	1984	91%
Littleton - CO	3757 Norwood Dr., Littleton, CO 80125	4,300,000	1985	86%
Crestwood - IL	4747 W Calumet-Sag Road, Crestwood, IL 60445	2,440,000	1987	92%
Forestville - MD	4100 Forestville Rd, Forestville, MD 20747	6,650,000	1988	84%
Lancaster - CA	43745 N. Sierra Hwy, Lancaster, CA 93534	1,760,000	1980	74%
Upland - CA	1571 W Foothill Blvd, Upland, CA 91786	6,230,000	1979	90%
Vallejo - CA	1401 Enterprise St, Vallejo, CA 94589	5,240,000	1981	90%
Federal Heights – CO	8920 Federal Blvd, Federal Heights, CO 80221	4,700,000	1983	88%
Santa Rosa - CA	3937 Santa Rosa Ave, Santa Rosa, CA 95407	10,420,000	1979- 1981	89%
La Habra - CA	580 E Lambert Rd, La Habra, CA 90631	4,560,000	1981	82%
Santa Ana - CA	4200 Westminster Ave, Santa Ana, CA 92703	9,230,000	1978	83%
Huntington Beach – CA	7611 Talbert Avenue, Huntington Beach, CA 92648	10,830,000	1986	90%
Lompoc - CA	517 N. 8th Street, Lompoc, CA 93436	3,990,000	1982	91%
Monterey Park – CA	404 Potrero Grande, Monterey Park, CA 91755	4,380,000	1987	87%
Everett - WA	10919 Evergreen Way, Everett, WA 98204	5,150,000	1986	82%
Aurora – CO	435 Airport Blvd, Aurora, CO 80011	7,290,000	1984	87%
Whittier - CA	10231 S. Colima Road, Whittier, CA 90603	5,870,000	1989	87%
Bloomingdale - IL	240 W. Army Trail Road, Bloomingdale, IL 60108	4,950,000	1987	85%

TOTAL		$110,530,000

(1)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2014.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

We expect the remaining five properties of the 26 Property Portfolio to close during the second quarter of 2015.

KeyBank Facility

On January 20, 2015, we, through our Operating Partnership and certain affiliated entities, entered into a credit facility (the “KeyBank Facility”) with KeyBank, National Association (“KeyBank”), as administrative agent, KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger and Texas Capital Bank, N.A. (“Texas Capital”), as documentation agent. Under the terms of the KeyBank Facility, we may borrow up to approximately $71.3 million, of which KeyBank has committed up to approximately $46.3 million and Texas Capital has committed up to $25 million (KeyBank and Texas Capital are collectively, the “Lenders”). The KeyBank Credit Facility must be fully funded through a maximum of seven loan advances no later than April 30, 2015. Each borrowing under the KeyBank Facility will be comprised of either ABR Loans or Eurodollar Loans (each as defined in the KeyBank Credit Agreement (as defined below)), as we may request. We may elect to convert a borrowing to a different type or to continue a borrowing under the same type and, in the case of a Eurodollar Loan, may elect the applicable Interest Periods (as defined in the KeyBank Credit Agreement).

The KeyBank Facility has an initial term of three years, maturing on January 20, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the KeyBank Facility (the “KeyBank Credit Agreement”). Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the KeyBank Credit Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the KeyBank Credit Agreement). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the KeyBank Credit Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the KeyBank Credit Agreement). The Applicable Rate means for any Eurodollar Loan, 325 basis points, and for any ABR Loan, 225 basis points.

The KeyBank Facility is fully recourse and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties (as defined in the KeyBank Credit Agreement). The KeyBank Facility contains a cross-default provision in which an event of default will occur under the KeyBank Facility if we default under any other recourse debt until we have a tangible net worth equal to or greater than $100 million and then to any other recourse debt of $25 million or greater in the aggregate or non-recourse debt of $75 million or greater in the aggregate. The KeyBank Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders shall be indemnified for any breakage costs. Pursuant to that certain guaranty, dated January 20, 2015, in favor of the Lenders, we serve as a guarantor of all obligations due under the KeyBank Facility.

Under certain conditions, we may cause the release of one or more of the properties serving as collateral for the KeyBank Credit Facility, subject to no default or event of default is then outstanding or would reasonably occur as a result of such release, including compliance with the Loan to Value Ratio and the Debt-Service Coverage Ratio (each as defined in the KeyBank Credit Agreement), and we pay the applicable release Price (as defined in the KeyBank Credit Agreement).

Under the KeyBank Credit Agreement, we are required to enter into an interest rate hedging agreement prior to the first to occur of April 30, 2015 or the date on which the final loan advance is made under the KeyBank Facility.

In order to finance a portion of the First Phase, Second Phase, Third Phase, and Fourth Phase of the 26 Property Portfolio, we borrowed approximately $15.4 million, $16.4 million, $23.6 million, and $5.9 million respectively, under the KeyBank Facility. The amounts drawn were in the form of a Eurodollar Loan under the KeyBank Credit Agreement which will bear interest at approximately 3.4%. We may change this election from time to time, as provided by the KeyBank Credit Agreement. Pursuant to joinder agreements by the special purpose entities wholly-owned by our operating partnership (the “Property SPEs”) in favor of KeyBank as administrative agent, the 21 properties acquired under the First Phase, Second Phase, Third Phase, and Fourth Phase of the 26 Property Portfolio now serve as additional collateral under the KeyBank Credit Agreement and the Property SPEs now serve as additional borrowers.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Offering Status

As of March 25, 2015, in connection with our Offering we have issued approximately 2.5 million shares of our common stock for gross proceeds of approximately $25.4 million.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company				Gross Carrying Amount at December 31, 2014
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$1,214,815	$500,000	$1,468,000	$1,968,000	$589	$500,000	$1,468,589	$1,968,589	$8,690	2004	11/03/2014
Cary	NC	2,606,433	700,000	3,677,500	4,377,500	291	700,000	3,677,791	4,377,791	20,207	1998/2005/ 2006	11/03/2014
Raleigh	NC	2,235,715	1,100,000	2,570,500	3,670,500	—	1,100,000	2,570,500	3,670,500	16,305	1999	11/03/2014
Myrtle Beach I	SC	3,387,793	1,400,000	4,184,000	5,584,000	—	1,400,000	4,184,000	5,584,000	24,663	1999/2005/ 2006/2007	11/03/2014
Myrtle Beach II	SC	3,159,658	1,050,000	4,207,000	5,257,000	—	1,050,000	4,207,000	5,257,000	23,568	1999/2006	11/03/2014

		$12,604,414	$4,750,000	$16,107,000	$20,857,000	$880	$4,750,000	$16,107,880	$20,857,880	$93,433

Activity in real estate facilities during 2014 was as follows:

Year Ended 2014
Real estate facilities
Balance at January 8, 2013	$—
Facility acquisitions	20,857,000
Improvements and additions	880

Balance at December 31, 2014	$20,857,880

Accumulated depreciation
Balance at January 8, 2013	$—
Depreciation expense	(93,433)

Balance at December 31, 2014	$(93,433)

S-1

EXHIBIT INDEX

Exhibit No.	Description

1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on December 11, 2013, Commission File No. 333-190983

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.3	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 6, 2015, Commission File No. 333-190983

10.1	First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.2	Advisory Agreement by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P. and Strategic Storage Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.3	Escrow Agreement between Strategic Storage Trust II, Inc. and UMB Bank, N.A., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.4	Strategic Storage Trust II, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 6, 2015, Commission File No. 333-190983

10.5	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.6	26 Property Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.7	Partial Assignment of one of the properties of the 26 Property Portfolio, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

Exhibit No.	Description

10.8	Raleigh/Myrtle Beach Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.9	Partial Assignment of one of the properties of the Raleigh/Myrtle Beach Portfolio, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.10	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.11	Series A Cumulative Redeemable Preferred Unit Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.12	Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P. , incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.13	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P. , incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.14	Raleigh/Myrtle Beach Promissory Note, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.15	Raleigh/Myrtle Beach Loan Assumption, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.16	Raleigh/Myrtle Beach Guaranty, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.17	Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 26, 2015, Commission File No. 333-190983

10.18	Note in favor of KeyBank National Association, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 26, 2015, Commission File No. 333-190983

10.19	Note in favor of Texas Capital Bank, N.A., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 26, 2015, Commission File No. 333-190983

10.20	KeyBank Guaranty, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 26, 2015, Commission File No. 333-190983

21.1	Subsidiaries of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust II, Inc. financial information for the Year Ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*	Filed herewith.