Form 10-Q
period 2015-03-31
Strategic Storage Trust II, Inc.
filed 2015-05-14
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, there were 2,961,113 outstanding shares of common stock of the registrant.

FORM 10-Q

STRATEGIC STORAGE TRUST II, INC.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Real estate facilities:
Land	$41,190,000	$4,750,000
Buildings	72,497,076	14,376,589
Site improvements	7,940,725	1,731,291

	121,627,801	20,857,880
Accumulated depreciation	(665,321)	(93,433)

	120,962,480	20,764,447
Construction in process	—	1,375

Real estate facilities, net	120,962,480	20,765,822
Cash and cash equivalents	11,816,148	6,531,152
Restricted cash	404,633	382,792
Other assets	6,421,472	4,666,438
Deferred financing costs, net of accumulated amortization	1,727,394	713,062
Intangible assets, net of accumulated amortization	12,020,324	1,991,383

Total assets	$153,352,451	$35,050,649

LIABILITIES AND EQUITY
Secured debt	$74,632,438	$13,494,871
Accounts payable and accrued liabilities	2,409,157	585,227
Due to affiliates	6,441,741	4,324,235
Distributions payable	125,828	80,424
Distributions payable to preferred unitholders in our Operating Partnership	1,075,205	84,166

Total liabilities	84,684,369	18,568,923

Commitments and contingencies (Note 8)
Redeemable common stock	172,967	73,514

Preferred equity in our Operating Partnership	55,177,799	5,028,115

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 2,601,428 and 1,765,515 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,602	1,766
Additional paid-in capital	21,294,465	14,004,810
Distributions	(637,429)	(311,975)
Accumulated deficit	(7,376,114)	(2,396,385)

Total Strategic Storage Trust II, Inc. equity	13,283,524	11,298,216

Noncontrolling interests in our Operating Partnership	33,792	81,881

Total equity	13,317,316	11,380,097

Total liabilities and equity	$153,352,451	$35,050,649

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Self storage rental revenue	$2,935,729	$—
Ancillary operating revenue	71,051	—

Total revenues	3,006,780	—

Operating expenses:
Property operating expenses	1,190,114	—
Property operating expenses – affiliates	424,933	—
General and administrative	395,673	—
Depreciation	574,934	—
Intangible amortization expense	991,059	—
Acquisition expenses—affiliates	2,044,203	—
Other property acquisition expenses	304,717	—

Total operating expenses	5,925,633	—

Operating loss	(2,918,853)	—
Other income (expense):
Interest expense	(531,575)	—
Accretion of fair market value of secured debt	19,216	—
Deferred financing amortization expense	(96,749)	—
Other	(52,244)	—

Net loss	(3,580,205)	—
Less: Distributions to preferred unitholders in our Operating Partnership	(1,114,970)	—
Less: Accretion of preferred equity costs	(329,684)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	45,130	—

Net loss attributable to Strategic Storage Trust II, Inc. common shareholders	$(4,979,729)	$—

Net loss per share—basic and diluted	$(2.26)	$—

Weighted average shares outstanding—basic and diluted	2,199,941	100

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2014	1,765,515	$1,766	$14,004,810	$(311,975)	$(2,396,385)	$11,298,216	$81,881	$11,380,097	$5,028,115	$73,514
Gross proceeds from issuance of common stock	825,444	826	8,220,613	—	—	8,221,439	—	8,221,439	—	—
Offering costs	—	—	(930,948)	—	—	(930,948)	—	(930,948)	—	—
Changes to redeemable common stock	—	—	(99,453)	—	—	(99,453)	—	(99,453)	—	99,453
Distributions ($0.60 per share)	—	—	—	(325,454)	—	(325,454)	—	(325,454)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	(2,959)	(2,959)	—	—
Issuance of shares for distribution reinvestment plan	10,469	10	99,443	—	—	99,453	—	99,453	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	(4,979,729)	(4,979,729)	—	(4,979,729)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(45,130)	(45,130)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	49,944,862	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	(124,862)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	329,684	—

Balance as of March 31, 2015	2,601,428	$2,602	$21,294,465	$(637,429)	$(7,376,114)	$13,283,524	$33,792	$13,317,316	$55,177,799	$172,967

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,580,205)	$—
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,662,742	—
Accretion of fair market value adjustment of secured debt	(19,216)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(1,057,471)	—
Restricted cash	6,029	—
Accounts payable and accrued liabilities	703,522	—
Due to affiliates	2,824,133	—

Net cash provided by operating activities	539,534	—

Cash flows from investing activities:
Purchase of real estate	(110,530,000)	—
Additions to real estate facilities	(80,236)	—
Restricted cash	(27,870)	—
Deposits on acquisition of real estate facilities	(555,509)	—

Net cash flows used in investing activities	(111,193,615)	—

Cash flows from financing activities:
Proceeds from issuance of secured debt	61,200,000	—
Principal payments on secured debt	(43,217)	—
Proceeds from issuance of preferred equity in our Operating Partnership	49,820,000	—
Deferred financing costs	(1,121,764)	—
Gross proceeds from issuance of common stock	8,153,893	—
Offering costs	(1,762,349)	—
Distributions paid to common stockholders	(180,596)	—
Distributions paid to preferred unitholders in our Operating Partnership	(123,931)	—
Distributions paid to noncontrolling interests in our Operating Partnership	(2,959)	—

Net cash flows provided by financing activities	115,939,077	—

Change in cash and cash equivalents	5,284,996	—
Cash and cash equivalents, beginning of period	6,531,152	201,000

Cash and cash equivalents, end of period	$11,816,148	$201,000

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$290,502	$—
Supplemental disclosure of noncash activities:
Purchase of real estate in accounts payable and accrued liabilities	$984,374	$—
Additions to real estate in accounts payable and accrued liabilities	$193,936	$—
Proceeds from issuance of common stock in other assets	$127,345	$—
Other assets included in due to affiliates	$77,556	$—
Offering costs included in due to affiliates	$151,811	$—
Offering costs included in accounts payable and accrued liabilities	$26,260	$—
Deferred financing costs included in due to affiliates	$64,006	$—
Issuance of shares pursuant to distribution reinvestment plan	$99,453	$—
Distributions payable	$125,828	$—
Distributions payable to preferred unitholders in our Operating Partnership	$1,028,402	$—
Preferred equity issuance costs	$124,862	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 1. Organization

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of March 31, 2015, our Sponsor owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. As of March 31, 2015, we had issued approximately 2.6 million shares of our common stock for gross proceeds of approximately $25.8 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of March 31, 2015, we owned 26 properties and anticipate closing on the remaining five properties out of a portfolio of 26 properties during the second quarter of 2015 (see Note 11).

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of March 31, 2015, we owned approximately 99% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1% of the common units are owned by our Advisor. As of March 31, 2015, our Operating Partnership had issued approximately 2.3 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $56.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary of our Operating Partnership. Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our President and CEO owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2015 and December 31, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of one of our loan agreements.

Other Assets

As of March 31, 2015, other assets included approximately $5.0 million related to acquisition deposits on properties we expect to close during the second quarter of 2015. (See Note 11.)

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $11.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2015. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2015 and 2014, we expensed approximately $2.3 million and none of acquisition-related transaction costs, respectively.

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

March 31, 2015

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2015 no impairment losses were recognized.

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

Allowance for Doubtful Accounts

Tenant accounts receivable, which is included in other assets in the accompanying consolidated balance sheets, is reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30-35 years
Site Improvements	10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2015, and December 31, 2014 the gross amounts allocated to in-place lease intangibles was approximately $13.2 million and $2.2 million respectively, and accumulated amortization of in-place lease intangibles totaled approximately $1.1 million and $0.2 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2015 and December 31, 2014 accumulated amortization of deferred financing costs totaled approximately $0.1 million and $4,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2015, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation for us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares will be contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

Through March 31, 2015 we had not received any requests for redemptions.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The table below summarizes our fixed rate notes payable at March 31, 2015 and December 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$13,440,000	$13,432,438	$13,500,000	$13,494,871

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

March 31, 2015

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity”. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted the guidance effective January 1, 2015. As we have had no dispositions since our inception, there is no financial statement impact at this time.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2015:

Real estate facilities
Balance at December 31, 2014	$20,857,880
Facility acquisitions	100,494,375
Improvements and additions	275,546

Balance at March 31, 2015	$121,627,801

Accumulated depreciation
Balance at December 31, 2014	$(93,433)
Depreciation expense	(571,888)

Balance at March 31, 2015	$(665,321)

On August 14, 2014, the Company, through 26 wholly-owned subsidiaries of our Operating Partnership, executed 26 partial assignments of the purchase and sale agreement originally executed by a subsidiary of our Prior Sponsor on July 9, 2014, with unaffiliated third parties for the acquisition of 14 self storage facilities located in California; four self storage facilities located in Michigan; three self storage facilities located in Colorado; two self storage facilities located in Illinois and one self storage facility located in each of New Jersey, Washington and Maryland (the “26 Property Portfolio”).

On January 23, 2015, we closed on seven self storage facilities located in California, Colorado, Illinois and Maryland representing the first phase (the “First Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of $26.3 million, plus closing costs and acquisition fees. On January 29, 2015, we closed on five self storage facilities located in California and Colorado representing the second phase (the “Second Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $28.6 million, plus closing costs and acquisition fees. On February 5, 2015, we closed on seven self storage facilities located in California, Colorado and Washington representing the third phase (the “Third Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $45.8 million, plus closing costs and acquisition fees. On February 19, 2015, we closed on two self storage facilities located in California and Illinois representing the fourth phase (the “Fourth Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $10.9 million, plus closing costs and acquisition fees.

The Company funded the acquisitions of the first four phases of the 26 Property Portfolio with a combination of proceeds from draws under the KeyBank Facility (Note 5), issuance of preferred units in the Operating Partnership (Note 6) and proceeds from our Primary Offering. We plan to close the final five properties in the 26 Property Portfolio in the second quarter of 2015. (See Note 11.)

The following table summarizes the purchase price allocation for our acquisitions during the three months ended March 31, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles(1)	Total(2)	Debt Issued	2015 Revenue (3)	2015 Property Operating Income (4)
La Verne - CA	01/23/15	$3,746,875	$420,000	$4,166,875	$2,370,000	$110,817	$75,494
Chico - CA	01/23/15	1,516,875	310,000	1,826,875	1,230,000	63,795	40,243
Riverside - CA	01/23/15	2,406,875	400,000	2,806,875	1,740,000	92,153	57,855
Fairfield - CA	01/23/15	3,416,875	510,000	3,926,875	2,250,000	96,661	59,917
Littleton - CO	01/23/15	4,016,875	330,000	4,346,875	2,310,000	100,175	57,588
Crestwood - IL	01/23/15	2,046,875	440,000	2,486,875	1,650,000	102,602	53,809
Forestville - MD	01/23/15	6,196,875	500,000	6,696,875	3,870,000	127,157	79,454
Upland - CA	01/29/15	5,676,875	600,000	6,276,875	3,540,000	117,271	82,103
Lancaster - CA	01/29/15	1,546,875	260,000	1,806,875	1,140,000	74,857	41,518
Santa Rosa - CA	01/29/15	9,596,875	870,000	10,466,875	5,760,000	213,908	156,534
Vallejo - CA	01/29/15	4,746,875	540,000	5,286,875	3,360,000	117,604	85,120
Federal Heights - CO	01/29/15	4,296,875	450,000	4,746,875	2,550,000	88,582	54,431
Santa Ana - CA	02/05/15	8,666,875	610,000	9,276,875	4,350,000	145,831	93,407

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Property	Acquisition Date	Real Estate Assets	Intangibles(1)	Total(2)	Debt Issued	2015 Revenue (3)	2015 Property Operating Income (4)
La Habra - CA	02/05/15	4,176,875	430,000	4,606,875	2,340,000	93,643	71,630
Monterey Park - CA	02/05/15	3,986,875	440,000	4,426,875	2,340,000	83,748	49,908
Huntington Beach - CA	02/05/15	9,826,875	1,050,000	10,876,875	5,760,000	176,490	142,172
Lompoc - CA	02/05/15	3,416,875	620,000	4,036,875	2,460,000	90,980	66,449
Aurora - CO	02/05/15	6,656,875	680,000	7,336,875	4,140,000	141,794	107,548
Everett - WA	02/05/15	4,866,875	330,000	5,196,875	2,190,000	72,171	34,675
Whittier - CA	02/19/15	5,246,875	670,000	5,916,875	3,330,000	96,137	71,288
Bloomingdale - IL	02/19/15	4,436,875	560,000	4,996,875	2,520,000	68,039	43,753

Total		$100,494,375	$11,020,000	$111,514,375	$61,200,000	$2,274,415	$1,524,896

(1)	Intangible assets are amortized over a weighted average period of approximately 28 months.
(2)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(3)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(4)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2015, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above property acquisitions of approximately $1.9 million for the three months ended March 31, 2015.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the three months ended March 31, 2015, and 2014 as if the Company’s acquisitions were completed as of January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the three months ended
	March 31, 2015	March 31, 2014
Pro forma revenue	$4,173,301	$3,931,636
Pro forma operating expenses	(5,031,475)	(4,272,875)
Pro forma net loss attributable to common shareholders	(3,496,785)	(3,142,242)
Pro forma net loss per common share, basic and diluted	$(1.59)	$(1.43)
Weighted average number of common shares outstanding, basic and diluted	2,199,941	2,199,941

The pro forma financial information for the three months ended March 31, 2015 and 2014 were adjusted to exclude approximately $2.3 million and none, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 5. Secured Debt

Raleigh/Myrtle Beach Promissory Note

In connection with the acquisition of the five properties in November 2014 (collectively, the “Raleigh/Myrtle Beach Portfolio”), we, through five special purpose entities formed to acquire and hold the properties comprising the Raleigh/Myrtle Beach Portfolio (collectively, the “Raleigh/Myrtle Beach Borrowing Entities”), assumed a secured promissory note with C-III Commercial Mortgage LLC (“C-III”) dated August 30, 2013, in the amount of approximately $12,600,000 (the “Raleigh/Myrtle Beach Promissory Note”). The Raleigh/Myrtle Beach Promissory Note matures in September 2023 and carries a fixed interest rate of 5.73%. The Raleigh/Myrtle Beach Promissory Note has a prepayment lockout for the first two years of the note. After September 2015, we may defease the Raleigh/Myrtle Beach Promissory Note upon the occurrence of certain conditions. The Raleigh/Myrtle Beach Promissory Note is secured by deeds of trust on our interest in three of the properties in the Raleigh/Myrtle Beach Portfolio, a mortgage on our interest in the other two properties comprising the Raleigh/Myrtle Beach Portfolio and certain of the assets of the Raleigh/Myrtle Beach Borrowing Entities. In addition, we and our Sponsor executed a guaranty in favor of C-III guaranteeing the payment of the Raleigh/Myrtle Beach Promissory Note (the “Raleigh/Myrtle Beach Guaranty”). The Raleigh/Myrtle Beach Guaranty requires that we and our Sponsor, collectively, maintain a net worth of at least $6.0 million and an aggregate liquidity of at least $2.0 million, exclusive of the interest in the Raleigh/Myrtle Beach Portfolio. Our Sponsor may be released from its obligations under the Raleigh/Myrtle Beach Guaranty if certain conditions are met, including that we alone satisfy the aforementioned net worth and liquidity requirements.

KeyBank Facility

On January 20, 2015, we, through our Operating Partnership and certain affiliated entities, entered into a credit facility (the “KeyBank Facility”) with KeyBank, National Association (“KeyBank”), as administrative agent, KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger and Texas Capital Bank, N.A. (“Texas Capital”), as documentation agent. Under the terms of the KeyBank Facility, we may borrow up to approximately $71.3 million, of which KeyBank has committed up to approximately $46.3 million and Texas Capital has committed up to $25 million (KeyBank and Texas Capital are collectively, the “Lenders”). The KeyBank Credit Facility must be fully funded through a maximum of seven loan advances no later than June 30, 2015. Each borrowing under the KeyBank Facility will be comprised of either ABR Loans or Eurodollar Loans, as defined in the KeyBank Credit Agreement (as defined below), as we may request. We may elect to convert a borrowing to a different type or to continue a borrowing under the same type and, in the case of a Eurodollar Loan, may elect the applicable Interest Periods (as defined in the KeyBank Credit Agreement).

The KeyBank Facility has an initial term of three years, maturing on January 20, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the KeyBank Facility (the “KeyBank Credit Agreement”). Payments due pursuant to the KeyBank Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The KeyBank Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (i) the Alternate Base Rate (as defined in the KeyBank Credit Agreement) plus the Applicable Rate, or (ii) the Maximum Rate (as defined in the KeyBank Credit Agreement). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the KeyBank Credit Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the KeyBank Credit Agreement). The Applicable Rate means for any Eurodollar Loan, 325 basis points, and for any ABR Loan, 225 basis points.

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

March 31, 2015

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

Under the KeyBank Credit Agreement, we are required to enter into an interest rate hedging agreement prior to the first to occur of June 30, 2015 or the date on which the final loan advance is made under the KeyBank Facility.

In order to finance a portion of the First Phase, Second Phase, Third Phase, and Fourth Phase of the 26 Property Portfolio, we borrowed approximately $15.4 million, $16.4 million, $23.6 million, and $5.9 million respectively, under the KeyBank Facility. The amounts drawn were in the form of a Eurodollar Loan under the KeyBank Credit Agreement which bear interest at approximately 3.4%. We may change this election from time to time, as provided by the KeyBank Credit Agreement. Pursuant to joinder agreements by the special purpose entities wholly-owned by our operating partnership (the “Property SPEs”) in favor of KeyBank as administrative agent, the 21 properties acquired under the First Phase, Second Phase, Third Phase, and Fourth Phase of the 26 Property Portfolio now serve as additional collateral under the KeyBank Credit Agreement and the Property SPEs now serve as additional borrowers.

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2015:

2015	$123,356
2016	174,449
2017	186,921
2018	61,398,075
2019	209,893
2020 and thereafter	11,668,503

Total payments	73,761,197
Unamortized fair value adjustment	871,241

Total	$74,632,438

Note 6. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On November 3, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with the Preferred Investor, a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $65 million through a preferred equity investment in our Operating Partnership (the “Preferred Equity Investment”), which amount may be invested in one or more tranches, to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 2.6 million preferred units of limited partnership interest of our Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accumulated and unpaid distributions.

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

March 31, 2015

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

As of March 31, 2015, we had closed on 21 of the 26 properties of the 26 Property Portfolio through four phases of closings. The acquisitions were funded in part by the issuance of an aggregate of approximately 2.0 million Preferred Units in our Operating Partnership for approximately $50.0 million. As of March 31, 2015, the Preferred Investor had invested an aggregate of approximately $56.5 million in our Operating Partnership.

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

Note 7. Related Party Transactions

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

March 31, 2015

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

Our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses our Advisor incurs. Our Advisor also receives a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of our average invested assets, as defined.

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

March 31, 2015

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

Property Management Agreement

Each of our self storage properties is managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager receives a fee for its services in managing our properties, generally equal to 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also generally receives a one-time fee for each property acquired by us that will be managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager is entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our facilities in connection with the tenant insurance program. Additionally, each agreement includes a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by our Sponsor.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2014, and the three months ended March 31, 2015, and any related amounts payable as of December 31, 2014 and March 31, 2015 (there were no related party costs during the three months ended March 31, 2014):

	Year Ended December 31, 2014			Three Months Ended March 31, 2015
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$862,827	$26,326	$836,501	$354,997	$—	$1,191,498
Asset management fees	22,254	—	22,254	146,261	—	168,515
Property management fees	47,287	—	47,287	278,672	—	325,959
Acquisition expenses	1,089,783	386,750	703,033	2,044,203	—	2,747,236
Capitalized
Deferred financing costs	441,873	—	441,873	64,006	—	505,879
Other assets	461,492	—	461,492	77,556	—	539,048
Additional Paid-in Capital
Selling commissions	1,201,157	1,201,157	—	554,551	554,551	—
Dealer Manager fee	514,781	508,902	5,879	237,665	224,586	18,958
Offering costs	1,805,916	—	1,805,916	138,732	1,000,000	944,648

Total	$6,447,370	$2,123,135	$4,324,235	$3,896,643	$1,779,137	$6,441,741

Tenant Insurance Program

Our Sponsor is participating in a tenant reinsurance program whereby customers of our self storage facilities are able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Our Sponsor invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014 our Sponsor acquired its interest in the Reinsurance Company from our Chief Executive Officer and President. For the three months ended March 31, 2015 and 2014, we recorded revenue of approximately $60,000 and none, respectively, from the program insurer.

Storage Auction Program

Our President and Chief Executive Officer, and our Senior Vice President — Property Management and the President of our property manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. For the three months ended March 31, 2015 and 2014, we had not incurred any fees in connection with the Auction Company.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of March 31, 2015 we have sold approximately $173,000 in shares through our distribution reinvestment plan offering.

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

March 31, 2015

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

Note 9. Declaration of Distributions

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

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total revenues	$—	$—	$—	$465,345	$3,006,780
Total operating expenses	$—	$866,991	$498,335	$1,356,884	$5,925,633
Operating loss	$—	$(866,991)	$(498,335)	$(891,539)	$(2,918,853)
Net loss	$—	$(866,991)	$(498,335)	$(996,259)	$(3,580,205)
Net loss attributable to common shareholders	$—	$(789,137)	$(482,603)	$(1,124,645)	$(4,979,729)
Net loss per share-basic and diluted	$—	$(7.90)	$(0.77)	$(0.84)	$(2.26)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 11. Subsequent Events

Acquisition – Three Properties in the 26 Property Portfolio

On May 8, 2015, we closed on three self storage facilities located in Michigan representing the fifth phase (the “Fifth Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $11.9 million, plus closing costs and acquisition fees, which was funded with a combination of approximately $3.0 million of the proceeds of an investment by the Preferred Investor in our Operating Partnership in which the Preferred Investor received approximately 120,000 Preferred Units in our Operating Partnership, a draw of approximately $6.5 million under the KeyBank Facility and proceeds from our Primary Offering. We incurred acquisition fees of approximately $200,000 in connection with the Fifth Phase of the acquisition of the 26 Property Portfolio.

Property	Address	Purchase Price	Year Built	Physical Occupancy(1)
Warren I - MI	27203 Groesbeck Hwy, Warren MI 48089	$3,437,000	1996	80%
Warren II - MI	24623 Ryan Road, Warren MI 48091	3,637,000	1987	86%
Troy - MI	262 E. Maple Road, Troy MI 48083	4,817,000	1988	90%

TOTAL		$11,891,000

(1)	Represents the occupied square feet divided by total rentable square feet as of the acquisition date.

We expect the remaining two properties of the 26 Property Portfolio to close during the second quarter of 2015.

Offering Status

As of May 8, 2015, in connection with our Offering we have issued approximately 3.0 million shares of our common stock for gross proceeds of approximately $29.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc.

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

Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of March 31, 2015, our Sponsor owned 127 self storage facilities located in 17 states and the Greater Toronto Area representing approximately 10.5 million rentable square feet. As a result of the Self Administration and Investment Management Transaction, our Sponsor and its affiliates provide asset and property management services to our Company and an additional REIT, Strategic Storage Growth Trust, Inc. (“SSGT”). Our Company is focused on investing in stable, income-producing properties in primary and secondary markets. By contrast, SSGT is focused on development, redevelopment, lease-up and other opportunistic self storage investments.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. As of March 31, 2015, we had issued approximately 2.6 million shares of our common stock for gross proceeds of approximately $25.8 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of March 31, 2015, we owned approximately 99% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1% of the common units are owned by our Advisor. As of March 31, 2015, our Operating Partnership had issued approximately 2.3 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $56.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us.

Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares offered pursuant to our Primary Offering. Our President and Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, our Sponsor indirectly owns such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

As of March 31, 2015, we owned 26 self storage facilities located in seven states comprising approximately 14,340 units and approximately 1,554,600 rentable square feet. While our properties are branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. SmartStop Self Storage, Inc., the parent company of our Advisor and Property Manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. In the event that we ever cease to operate under this brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, and we could incur significant costs to change the signage and otherwise change our brand.

Our results of operations for the three months ended March 31, 2015 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

As of March 31, 2015, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	14	8,060	815,800	52.4%	85.8%	52.3%
Colorado	3	1,740	173,800	11.2%	83.2%	14.0%
Illinois	2	1,030	107,500	6.9%	84.0%	5.7%
Maryland	1	530	55,200	3.6%	78.2%	4.3%
North Carolina	3	1,070	159,600	10.3%	88.4%	8.4%
South Carolina	2	1,420	194,600	12.5%	84.5%	12.9%
Washington	1	490	48,100	3.1%	78.1%	2.4%

Total	26	14,340	1,554,600	100%	85.0%	100%

(1)	Includes all rentable units, consisting of storage units, and parking (approximately 200 units).
(2)	Includes all rentable square feet consisting of storage units, and parking (approximately 53,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2015.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the three months ended March 31, 2015.

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

As of March 31, 2015, we owned 26 self storage facilities located in seven states comprising approximately 14,340 units and approximately 1,554,600 rentable square feet. As of March 31, 2014 we owned no self storage properties. We believe there is little basis for comparison between the three months ended March 31, 2015 and 2014. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the three months ended March 31, 2015 and 2014 were approximately $2.9 million and none, respectively. The increase in rental revenue is attributable to the acquisition of five self storage properties during November 2014 and 21 self storage properties during the first quarter of 2015. We expect rental revenue to increase in future periods as we have a full quarter of rental revenue from the properties acquired in the first quarter of 2015, and commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended March 31, 2015 and 2014 was approximately $71,000 and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of five self storage properties during November 2014 and 21 self storage properties during the first quarter of 2015. We expect ancillary operating revenue to increase in future periods as we have a full quarter of operating results from the properties acquired during the first quarter of 2015, and commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2015 and 2014 were approximately $1.2 million and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of five self storage properties during November 2014 and 21 self storage properties during the first quarter of 2015. We expect property operating expenses to increase in the future as our properties acquired in the first quarter of 2015 have a full quarter of operations and commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2015 and 2014 were approximately $0.4 million and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of five self storage properties during November 2014 and 21 self storage properties during the first quarter of 2015. We expect property operating expenses – affiliates to increase in future periods as we have a full quarter of results from our newly acquired properties and commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 and 2014 were approximately $0.4 million and none, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2015 and 2014 were approximately $1.6 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of five self storage properties during November 2014 and 21 self storage properties during the first quarter of 2015. We expect depreciation and amortization expense to increase in future periods as we have a full quarter of results from our newly acquired properties and commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2015 and 2014 were approximately $2.0 million and none, respectively. These acquisition expenses primarily relate to the acquisition fees payable to our Advisor associated with the acquisition of the 21 properties during the first quarter of 2015. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 were approximately $0.5 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the debt assumed with the acquisition of our five properties during 2014 and the KeyBank Facility that was entered into to fund the 21 properties acquired during the first quarter of 2015. We expect interest expense to increase in future periods as existing debt will be outstanding for the entire period and commensurate with future increases to our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended March 31, 2015 and 2014 were approximately $0.1 million and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our five self storage properties during 2014 and the 21 properties acquired in the first quarter of 2015. We expect deferred financing amortization expense to increase in future periods as we have a full quarter of expense and commensurate with our future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the three months ended March 31, 2015 and 2014 were approximately $1.1 million and none, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the approximately $56.5 million preferred equity investment made in our Operating Partnership which was used to partially finance the acquisitions of our 26 properties. We expect distributions to preferred unitholders in our Operating Partnership to increase in future periods as the preferred units used to purchase the 21 properties during the first quarter of 2015 will be outstanding for an entire quarter.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Net cash flow provided by (used in):
Operating activities	$539,534	$—	$539,534
Investing activities	(111,193,615)	—	(111,193,615)
Financing activities	115,939,077	—	115,939,077

Cash flows provided by operating activities for the three months ended March 31, 2015 and 2014 were approximately $0.5 million and none, respectively, an increase in cash provided of approximately $0.5 million. The change in cash provided in our operating activities is primarily the result of incurring a net loss of approximately $3.6 million in the first quarter of 2015, adjusted for depreciation and amortization of approximately $1.6 million, and changes in balance sheet accounts, primarily accounts payable and accrued liabilities, other assets, and amounts due to affiliates, of approximately $2.5 million.

Cash flows used in investing activities for the three months ended March 31, 2015 and 2014 were approximately $111.2 million and none, respectively, an increase in the use of cash of approximately $111.2 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $110.5 million for the purchase of the first 21 properties in the 26 Property Portfolio.

Cash flows provided by financing activities for the three months ended March 31, 2015 and 2014 were approximately $115.9 million and none, respectively, an increase in the cash provided of approximately $115.9 million. The change in cash provided by financing activities is primarily comprised of approximately $8.2 million from the issuance of common stock, approximately $61.2 million from the issuance of secured debt, and approximately $49.8 million from the issuance of preferred equity in our Operating Partnership, offset by approximately $3.3 million in cash used for deferred financing costs, offering costs, debt repayment, and distributions during the first quarter of 2015.

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

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
Distributions paid in cash — common stockholders	$180,596		$158,037
Distributions paid in cash — Operating Partnership unitholders	2,959		7,332
Distributions paid in cash — preferred unitholders	123,931		33,306
Distributions reinvested	99,453		73,514

Total distributions	$406,939		$272,189

Source of distributions
Cash flows provided by operations	$406,939	100%	$—	—
Offering proceeds from Primary Offering	—	—	198,675	73%
Offering proceeds from distribution reinvestment plan	—	—	73,514	27%

Total sources	$406,939	100%	$272,189	100%

For the three months ended March 31, 2015, and the year ended December 31, 2014 we paid distributions of approximately $407,000 and $272,000, respectively. From our inception through March 31, 2015, the payment of distributions has been paid with a combination of offering proceeds and operating cash flows (which, for the three months ended March 31, 2015, were positively impacted by increases in amounts due to affiliates and accounts payable and accrued liabilities). We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

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

Indebtedness

As of March 31, 2015, we had approximately $74.6 million of outstanding consolidated indebtedness, which includes approximately $0.9 million of debt premium. As of March 31, 2015, approximately $12.6 million of our total consolidated indebtedness was fixed rate, and approximately $61.2 million was variable rate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015:

	Payments due during the years ending December 31:
	Total	2015	2016-2017	2018-2019	Thereafter
Mortgage interest(1)	$11,912,336	$2,117,237	$5,613,545	$1,729,707	$2,451,847
Mortgage principal(2)	73,761,197	123,356	361,370	61,607,968	11,668,503

Total contractual obligations	$85,673,533	$2,240,593	$5,974,915	$63,337,675	$14,120,350

(1)	Interest expense was calculated based upon the contractual rate in effect on March 31, 2015.
(2)	Amount represents principal payments only, excluding debt premium.

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

As of March 31, 2015, our total indebtedness was approximately $74.6 million, which included approximately $12.6 million in fixed rate debt, $61.2 million in variable rate debt and approximately $0.9 million in debt premium. As of December 31, 2014, our total indebtedness was approximately $13.5 million, which included approximately $12.6 million in fixed rate debt, and approximately $0.9 million in debt premium. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.6 million annually.

The Preferred Investor is entitled to receive current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership has the obligation to elect either (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until March 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until March 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”).

Based on the approximately $56.5 million of Preferred Units outstanding as of March 31, 2015, if LIBOR were to increase by 100 basis points, the total distributions to the Preferred Units would increase by approximately $0.6 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2015:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$123,356	$174,449	$186,921	$198,075	$209,893	$11,668,503	$12,561,197
Average interest rate (1)	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%
Variable rate debt	$—	$—	$—	$61,200,000	$—	$—	$61,200,000
Average interest rate(1)	3.42%	3.42%	3.42%	3.42%	—	—	3.42%

(1)	Interest rate is based upon the contractual rate in effect on March 31, 2015.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Such risk factors should be considered carefully with the information provided elsewhere in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of March 31, 2015, we had issued approximately 2.6 million shares of our common stock for gross proceeds of approximately $25.8 million. From this amount, we incurred approximately $2.5 million in selling commissions and dealer manager fees (of which approximately $2.0 million was re-allowed to third party broker-dealers), and approximately $2.0 million in organization and offering costs to our Advisor. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $133.6 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the three months ended March 31, 2015, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.1	Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 26, 2015, Commission File No. 333-190983

10.2 10.3 10.4

Note in favor of KeyBank National Association, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K,

filed on January 26, 2015, Commission File No. 333-190983

Note in favor of Texas Capital Bank, N.A., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 26, 2015, Commission File No. 333-190983

KeyBank Guaranty, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 26, 2015, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: May 14, 2015	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer