Form 10-Q
period 2015-06-30
Strategic Storage Trust II, Inc.
filed 2015-08-11
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 4,236,347 outstanding shares of common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Real estate facilities:
Land	$42,560,000	$4,750,000
Buildings	86,379,999	14,376,589
Site improvements	8,769,972	1,731,291

	137,709,971	20,857,880
Accumulated depreciation	(1,565,132)	(93,433)

	136,144,839	20,764,447
Construction in process	217,596	1,375

Real estate facilities, net	136,362,435	20,765,822
Cash and cash equivalents	13,245,770	6,531,152
Restricted cash	471,561	382,792
Other assets	1,421,187	4,666,438
Deferred financing costs, net of accumulated amortization	1,689,226	713,062
Intangible assets, net of accumulated amortization	12,512,744	1,991,383

Total assets	$165,702,923	$35,050,649

LIABILITIES AND EQUITY
Secured debt	$84,665,130	$13,494,871
Accounts payable and accrued liabilities	1,873,385	585,227
Due to affiliates	2,350,260	4,324,235
Distributions payable	163,173	80,424
Distributions payable to preferred unitholders in our Operating Partnership	1,480,813	84,166

Total liabilities	90,532,761	18,568,923

Commitments and contingencies (Note 8)
Redeemable common stock	318,028	73,514

Preferred equity in our Operating Partnership	58,606,716	5,028,115

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 3,468,481 and 1,765,515 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,469	1,766
Additional paid-in capital	28,739,441	14,004,810
Distributions	(1,087,741)	(311,975)
Accumulated deficit	(11,413,751)	(2,396,385)

Total Strategic Storage Trust II, Inc. equity	16,241,418	11,298,216

Noncontrolling interests in our Operating Partnership	4,000	81,881

Total equity	16,245,418	11,380,097

Total liabilities and equity	$165,702,923	$35,050,649

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Self storage rental revenue	$4,365,253	$—	$7,300,982	$—
Ancillary operating revenue	122,959	—	194,010	—

Total revenues	4,488,212	—	7,494,992	—

Operating expenses:
Property operating expenses	1,580,826	—	2,770,932	—
Property operating expenses – affiliates	546,490	—	971,423	—
General and administrative	460,218	442,739	855,898	442,739
Depreciation	910,421	—	1,485,357	—
Intangible amortization expense	1,597,581	—	2,588,640	—
Acquisition expenses—affiliates	374,238	424,252	2,418,441	424,252
Other property acquisition expenses	143,372	—	448,088	—

Total operating expenses	5,613,146	866,991	11,538,779	866,991

Operating loss	(1,124,934)	(866,991)	(4,043,787)	(866,991)

Other income (expense):
Interest expense	(779,038)	—	(1,310,612)	—
Accretion of fair market value of secured debt	22,448	—	41,663	—
Deferred financing amortization expense	(144,786)	—	(241,535)	—
Other	35,495	—	(16,749)	—

Net loss	(1,990,815)	(866,991)	(5,571,020)	(866,991)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,644,706)	—	(2,759,675)	—
Less: Accretion of preferred equity costs	(428,916)	—	(758,601)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	26,800	77,854	71,930	77,854

Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(4,037,637)	$(789,137)	$(9,017,366)	$(789,137)

Net loss per share—basic and diluted	$(1.36)	$(7.90)	$(3.46)	$(15.70)

Weighted average shares outstanding—basic and diluted	2,968,500	99,904	2,606,780	50,278

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2014	1,765,515	$1,766	$14,004,810	$(311,975)	$(2,396,385)	$11,298,216	$81,881	$11,380,097	$5,028,115	$73,514
Gross proceeds from issuance of common stock	1,675,386	1,675	16,669,682	—	—	16,671,357	—	16,671,357	—	—
Offering costs	—	—	(1,935,023)	—	—	(1,935,023)	—	(1,935,023)	—	—
Changes to redeemable common stock	—	—	(262,014)	—	—	(262,014)	—	(262,014)	—	262,014
Redemptions of common stock	—	—	—	—	—	—	—	—	—	(17,500)
Distributions ($0.60 per share)	—	—	—	(775,766)	—	(775,766)	—	(775,766)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	(5,951)	(5,951)	—	—
Issuance of shares for distribution reinvestment plan	27,580	28	261,986	—	—	262,014	—	262,014	—	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	(9,017,366)	(9,017,366)	—	(9,017,366)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(71,930)	(71,930)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	52,952,381	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	(132,381)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	758,601	—

Balance as of June 30, 2015	3,468,481	$3,469	$28,739,441	$(1,087,741)	$(11,413,751)	$16,241,418	$4,000	$16,245,418	$58,606,716	$318,028

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,571,020)	$(866,991)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	4,315,532	—
Accretion of fair market value adjustment of secured debt	(41,663)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(913,574)	—
Restricted cash	(41,211)	—
Accounts payable and accrued liabilities	1,140,714	—
Due to affiliates	(855,499)	866,991

Net cash used in operating activities	(1,966,721)	—

Cash flows from investing activities:
Purchase of real estate	(124,994,259)	—
Additions to real estate facilities	(525,966)	—
Restricted cash	(47,558)	—

Net cash used in investing activities	(125,567,783)	—

Cash flows from financing activities:
Proceeds from issuance of secured debt	71,295,000	—
Principal payments on secured debt	(83,078)	—
Proceeds from issuance of preferred equity in our Operating Partnership	52,820,000	—
Deferred financing costs	(1,254,134)	—
Escrow receivable	—	(9,200)
Gross proceeds from issuance of common stock	16,449,606	2,647,570
Offering costs	(3,178,290)	(259,498)
Due to affiliates	—	(400,000)
Distributions paid to common stockholders	(430,970)	(1,739)
Distributions paid to preferred unitholders in our Operating Partnership	(1,363,028)	—
Distributions paid to noncontrolling interests in our Operating Partnership	(5,984)	(295)

Net cash provided by financing activities	134,249,122	1,976,838

Change in cash and cash equivalents	6,714,618	1,976,838
Cash and cash equivalents, beginning of period	6,531,152	201,000

Cash and cash equivalents, end of period	$13,245,770	$2,177,838

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$1,039,607	$—
Supplemental disclosure of noncash activities:
Additions to construction in process in accounts payable and accrued liabilities	$213,596	$—
Deferred financing costs included in accounts payable and accrued liabilities	$25,750	$—
Deposit applied to purchase of real estate facilities	$4,444,491	$—
Proceeds from issuance of common stock in other assets	$281,568	$—
Other assets included in due to affiliates	$77,556	$—
Offering costs included in due to affiliates	$239,952	$2,326
Offering costs included in accounts payable and accrued liabilities	$26,260	$—
Deferred financing costs included in due to affiliates	$64,006	$—
Issuance of shares pursuant to distribution reinvestment plan	$262,014	$991
Distributions payable	$163,173	$13,077
Distributions payable to preferred unitholders in our Operating Partnership	$1,434,142	$—
Redemption of common stock	$17,500	$—
Non-cash transactions with our Sponsor and affiliates	$—	$2,905,439
Preferred equity issuance costs	$132,381	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 1. Organization

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop” or our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in SmartStop Asset Management, LLC (“SmartStop Asset Management”), formerly known as Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of June 30, 2015, our Sponsor owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

On June 15, 2015, our Sponsor and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of our Sponsor and Extra Space, entered into a definitive Agreement and Plan of Merger in which our Sponsor will be acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. Our stockholders will not participate in the merger. This transaction requires the approval of SmartStop’s stockholders, which requires the filing of a proxy statement with the SEC. The SmartStop stockholder meeting is currently scheduled to take place on September 29, 2015 and we expect the merger will close shortly thereafter.

At the closing of the merger, SmartStop Asset Management, the owner of our Property Manager and majority and sole voting member of our Advisor, will be sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President and the Chairman of the Board of Directors, Chief Executive Officer and President of SmartStop. The current executive management team of SmartStop will continue to serve as the executive management team for SmartStop Asset Management. In addition, our management team will remain the same, as well as the management team of our Advisor and Property Manager.

At the closing of the merger, our Property Manager will enter into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space will acquire the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we will no longer utilize this brand. The properties we own will be re-branded under the Extra Space name. However, any properties owned or acquired in Canada will be managed by an affiliate of SmartStop Asset Management and will continue to be branded using the “SmartStop® Self Storage” brand.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. As of June 30, 2015, we had issued approximately 3.5 million shares of our common stock for gross proceeds of approximately $34.5 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of June 30, 2015, we owned 31 self storage properties located in nine states.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of June 30, 2015, we owned approximately 99% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1% of the common units are owned by our Advisor. As of June 30, 2015, our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $59.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our President and CEO owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, pursuant to the Self Administration and Investment Management Transaction, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2015 and December 31, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $13.1 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2015. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended June 30, 2015 and 2014, we expensed approximately $0.5 million and $0.4 million of acquisition-related transaction costs, respectively. During the six months ended June 30, 2015 and 2014, we expensed approximately $2.9 million and $0.4 million of acquisition-related transaction costs, respectively.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2015 and 2014, no impairment losses were recognized.

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

June 30, 2015

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30-35 years
Site Improvements	7-10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2015, and December 31, 2014 the gross amounts allocated to in-place lease intangibles was approximately $15.3 million and $2.2 million respectively, and accumulated amortization of in-place lease intangibles totaled approximately $2.8 million and $0.2 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2015 and December 31, 2014 accumulated amortization of deferred financing costs totaled approximately $246,000 and $4,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2015, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

June 30, 2015

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

Through June 30, 2015 we received one request for the redemption of 1,750 shares which was fulfilled in July 2015.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

The carrying amounts of cash and cash equivalents, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at June 30, 2015 and December 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$13,380,000	$13,370,130	$13,500,000	$13,494,871

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We filed elections to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS performs additional services for our customers and generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax bases of assets and liabilities.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and six months ended June 30, 2015, and 2014, 7,500 shares, and none, respectively, of unvested restricted stock were not included in diluted weighted average shares as such common shares were antidilutive.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning December 15, 2017 and early adoption is permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2015:

Real estate facilities
Balance at December 31, 2014	$20,857,880
Facility acquisitions	116,328,750
Improvements and additions	523,341

Balance at June 30, 2015	$137,709,971

Accumulated depreciation
Balance at December 31, 2014	$(93,433)
Depreciation expense	(1,471,699)

Balance at June 30, 2015	$(1,565,132)

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

On January 23, 2015, we closed on seven self storage facilities located in California, Colorado, Illinois and Maryland representing the first phase (the “First Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of $26.3 million, plus closing costs and acquisition fees. On January 29, 2015, we closed on five self storage facilities located in California and Colorado representing the second phase (the “Second Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $28.6 million, plus closing costs and acquisition fees. On February 5, 2015, we closed on seven self storage facilities located in California, Colorado and Washington representing the third phase (the “Third Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $45.8 million, plus closing costs and acquisition fees. On February 19, 2015, we closed on two self storage facilities located in California and Illinois representing the fourth phase (the “Fourth Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $10.9 million, plus closing costs and acquisition fees. On May 8, 2015, we closed on three self storage facilities located in Michigan representing the fifth phase (the “Fifth Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $11.9 million, plus closing costs and acquisition fees. On May 21, 2015, we closed on the purchase of the sixth phase (the “Sixth Phase”) of the 26 Property Portfolio which consisted of one self storage facility located in Michigan for a purchase price of approximately $3.9 million, plus closing costs and acquisition fees. On May 28, 2015, we closed on one self storage facility located in New Jersey, representing the seventh and final phase (the “Seventh Phase”) of the acquisition of the 26 Property Portfolio for a purchase price of approximately $2.2 million, plus closing costs and acquisition fees.

The Company funded the acquisitions of the 26 Property Portfolio with a combination of proceeds from draws under the KeyBank Facility (Note 5), issuance of preferred units in the Operating Partnership (Note 6), and proceeds from our Primary Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

The following table summarizes the purchase price allocation for our acquisitions during the six months ended June 30, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles(1)	Total(2)	Debt Issued	2015 Revenue (3)	2015 Property Operating Income (4)
La Verne - CA	01/23/15	$3,746,875	$420,000	$4,166,875	$2,370,000	$255,074	$151,640
Chico - CA	01/23/15	1,516,875	310,000	1,826,875	1,230,000	150,503	73,855
Riverside - CA	01/23/15	2,406,875	400,000	2,806,875	1,740,000	214,853	123,863
Fairfield - CA	01/23/15	3,416,875	510,000	3,926,875	2,250,000	228,456	130,007
Littleton - CO	01/23/15	4,016,875	330,000	4,346,875	2,310,000	236,719	121,928
Crestwood - IL	01/23/15	2,046,875	440,000	2,486,875	1,650,000	230,818	87,190
Forestville - MD	01/23/15	6,196,875	500,000	6,696,875	3,870,000	275,670	159,505
Upland - CA	01/29/15	5,676,875	600,000	6,276,875	3,540,000	281,523	169,134
Lancaster - CA	01/29/15	1,546,875	260,000	1,806,875	1,140,000	180,248	77,523
Santa Rosa - CA	01/29/15	9,596,875	870,000	10,466,875	5,760,000	508,616	338,064
Vallejo - CA	01/29/15	4,746,875	540,000	5,286,875	3,360,000	286,748	184,668
Federal Heights - CO	01/29/15	4,296,875	450,000	4,746,875	2,550,000	215,429	121,359
Santa Ana - CA	02/05/15	8,666,875	610,000	9,276,875	4,350,000	377,449	204,638
La Habra - CA	02/05/15	4,176,875	430,000	4,606,875	2,340,000	251,020	163,853
Monterey Park - CA	02/05/15	3,986,875	440,000	4,426,875	2,340,000	213,416	105,738
Huntington Beach - CA	02/05/15	9,826,875	1,050,000	10,876,875	5,760,000	453,666	320,293
Lompoc - CA	02/05/15	3,416,875	620,000	4,036,875	2,460,000	242,897	155,473
Aurora - CO	02/05/15	6,656,875	680,000	7,336,875	4,140,000	371,673	258,603
Everett - WA	02/05/15	4,866,875	330,000	5,196,875	2,190,000	187,730	92,788
Whittier - CA	02/19/15	5,246,875	670,000	5,916,875	3,330,000	293,283	195,467
Bloomingdale - IL	02/19/15	4,436,875	560,000	4,996,875	2,520,000	214,546	122,241
Warren I - MI	05/08/15	3,086,875	350,000	3,436,875	1,620,000	70,983	34,948
Warren II - MI	05/08/15	3,196,875	440,000	3,636,875	2,040,000	75,187	40,101
Troy - MI	05/08/15	4,236,875	580,000	4,816,875	2,880,000	107,314	71,723
Sterling Heights – MI	05/21/15	3,386,875	470,000	3,856,875	2,190,000	57,713	27,231
Beverly - NJ	05/28/15	1,926,875	250,000	2,176,875	1,365,000	36,483	10,403

Total		$116,328,750	$13,110,000	$129,438,750	$71,295,000	$6,018,017	$3,542,236

(1)	Intangible assets are amortized over a weighted average period of approximately 28 months.
(2)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(3)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(4)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2015, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above property acquisitions of approximately $2.3 million for the six months ended June 30, 2015.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the six months ended June 30, 2015, and 2014 as if the Company’s acquisitions were completed as of January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2015	June 30, 2014
Pro forma revenue	$9,662,138	$9,226,802
Pro forma operating expenses	(11,198,611)	(10,474,936)
Pro forma net loss attributable to common stockholders	(7,150,274)	(6,086,683)
Pro forma net loss per common share, basic and diluted	$(2.74)	$(34.50)
Weighted average number of common shares outstanding, basic and diluted	2,606,780	176,444

The pro forma financial information for the six months ended June 30, 2015 and 2014 was adjusted to exclude approximately $2.9 million and $0.4 million, respectively, for acquisition related expenses.

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

June 30, 2015

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

Additionally, on May 21, 2015, our Operating Partnership purchased an interest rate cap with a notional amount of $50 million, such that in no event will our interest rate exceed 5.25% thereon through June 1, 2016.

We borrowed approximately $71.3 million under the KeyBank Facility to fund a portion of the 26 Property Portfolio. The amounts drawn were in the form of a Eurodollar Loan under the KeyBank Credit Agreement which bear interest at approximately 3.4%. We may change this election from time to time, as provided by the KeyBank Credit Agreement. Pursuant to joinder agreements by the special purpose entities wholly-owned by our operating partnership (the “Property SPEs”) in favor of KeyBank as administrative agent, the 26 properties acquired in the 26 Property Portfolio now serve as additional collateral under the KeyBank Credit Agreement and the Property SPEs now serve as additional borrowers.

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2015:

2015	$83,496
2016	174,449
2017	186,921
2018	71,493,075
2019	209,893
2020 and thereafter	11,668,503

Total payments	83,816,337
Unamortized fair value adjustment	848,793

Total	$84,665,130

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

As of June 30, 2015, we had closed on all properties in the 26 Property Portfolio through seven phases of closings. The acquisitions were funded in part by the issuance of an aggregate of approximately 2.1 million Preferred Units in our Operating Partnership for approximately $53.0 million. As of June 30, 2015, the Preferred Investor had invested an aggregate of approximately $59.5 million in our Operating Partnership and we had issued approximately 2.4 million Preferred Units in our Operating Partnership.

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

June 30, 2015

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

June 30, 2015

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

Affiliated Dealer Manager

Our Chief Executive Officer and President owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective, August 31, 2014, pursuant to the Self Administration and Investment Management Transaction, our Sponsor now indirectly owns the 15% non-voting equity interest in our Dealer Manager. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Each of our self storage properties is managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager receives a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also generally receives a one-time fee for each property acquired by us that will be managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assists with the development or redevelopment of a property, we may pay a separate market-based fee for such services. In addition, our Property Manager is entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a customer at one of our facilities in connection with the tenant insurance program. Additionally, each agreement includes a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by our Sponsor.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2014, and the six months ended June 30, 2015, and any related amounts payable as of December 31, 2014 and June 30, 2015:

	Year Ended December 31, 2014			Six Months Ended June 30, 2015
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$862,827	$26,326	$836,501	$754,637	$1,199,839	$391,299
Asset management fees	22,254	—	22,254	374,518	242,373	154,399
Property management fees	47,287	—	47,287	596,905	436,314	207,878
Acquisition expenses	1,089,783	386,750	703,033	2,418,441	3,121,474	—
Capitalized
Deferred financing costs	441,873	—	441,873	64,006	—	505,879
Other assets	461,492	—	461,492	77,556	—	539,048
Additional Paid-in Capital
Selling commissions	1,201,157	1,201,157	—	1,114,869	1,114,869	—
Dealer Manager fee	514,781	508,902	5,879	477,801	455,772	27,908
Offering costs	1,805,916	—	1,805,916	217,933	1,500,000	523,849

Total	$6,447,370	$2,123,135	$4,324,235	$6,096,666	$8,070,641	$2,350,260

Tenant Insurance Program

Our Sponsor is participating in a tenant reinsurance program whereby customers of our self storage facilities are able to purchase insurance to cover damage or destruction to their property while stored at our facilities. Our Sponsor invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provides fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company may be required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014, our Sponsor acquired its interest in the Reinsurance Company from our Chief Executive Officer and President. For the three months ended June 30, 2015 and 2014, we recorded revenue of approximately $97,000 and none, respectively, from the program insurer. For the six months ended June 30, 2015 and 2014, we recorded revenue of approximately $157,000 and none, respectively, from the program insurer.

Storage Auction Program

Our President and Chief Executive Officer, and our Senior Vice President — Property Management and the President of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. For both the three and six months ended June 30, 2015 and 2014, we had incurred fees of approximately $3,000 and none, respectively, in connection with the Auction Company.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. As of June 30, 2015 we have sold approximately $336,000 in shares through our distribution reinvestment plan offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Through June 30, 2015 we received one request for the redemption of 1,750 shares which was fulfilled in July 2015.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Note 9. Declaration of Distributions

On June 10, 2015, our board of directors declared a distribution rate for the third quarter of 2015 of $0.00164383561 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2015 and continuing on each day thereafter through and including September 30, 2015.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Total revenues	$—	$—	$465,345	$3,006,780	$4,488,212
Total operating expenses	$866,991	$498,335	$1,356,884	$5,925,633	$5,613,146
Operating loss	$(866,991)	$(498,335)	$(891,539)	$(2,918,853)	$(1,124,934)
Net loss	$(866,991)	$(498,335)	$(996,259)	$(3,580,205)	$(1,990,815)
Net loss attributable to common stockholders	$(789,137)	$(482,603)	$(1,124,645)	$(4,979,729)	$(4,037,637)
Net loss per share-basic and diluted	$(7.90)	$(0.77)	$(0.84)	$(2.26)	$(1.36)

Note 11. Subsequent Events

Purchase and Sale Agreement

On July 9, 2015, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party (the “StarKey Property Purchase Agreement”) for the acquisition of a self storage facility located in Foley, Alabama (the “StarKey Property”). The StarKey Property is a self storage facility that contains approximately 142,000 net rentable square feet and approximately 1,050 rental units. The purchase price for the StarKey Property is approximately $8 million, plus closing costs and acquisition fees. We expect the acquisition of the StarKey Property to close in the third quarter of 2015 and to fund such acquisition with a combination of net proceeds from our Primary Offering and through a drawdown on future credit facilities. There can be no assurance that we will complete the acquisition. If we fail to acquire this property, in addition to incurred acquisition costs, we may also forfeit earnest money as a result.

Offering Status

As of August 3, 2015, in connection with our Offering we have issued approximately 4.2 million shares of our common stock for gross proceeds of approximately $42.2 million.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Preferred Equity

In July 2015, we redeemed 240,000 preferred units in our Operating Partnership for $6 million.

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

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop” or our “Sponsor”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, our Sponsor acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in SmartStop Asset Management, LLC (“SmartStop Asset Management”), formerly known as Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”). Our Sponsor was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of June 30, 2015, our Sponsor owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

On June 15, 2015, our Sponsor and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of our Sponsor and Extra Space, entered into a definitive Agreement and Plan of Merger in which our Sponsor will be acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. Our stockholders will not participate in the merger. This transaction requires the approval of SmartStop’s stockholders, which requires the filing of a proxy statement with the SEC. The SmartStop stockholder meeting is currently scheduled to take place on September 29, 2015 and we expect the merger will close shortly thereafter.

At the closing of the merger, SmartStop Asset Management, the owner of our Property Manager and majority and sole voting member of our Advisor, will be sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President and the Chairman of the Board of Directors, Chief Executive Officer and President of SmartStop. The current executive management team of SmartStop will continue to serve as the executive management team for SmartStop Asset Management. In addition, our management team will remain the same, as well as the management team of our Advisor and Property Manager.

At the closing of the merger, our Property Manager will enter into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space will acquire the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we will no longer utilize this brand. The properties we own will be re-branded under the Extra Space name. However, any properties owned or acquired in Canada will be managed by an affiliate of SmartStop Asset Management and will continue to be branded using the “SmartStop® Self Storage” brand.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. As of June 30, 2015, we had issued approximately 3.5 million shares of our common stock for gross proceeds of approximately $34.5 million. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of June 30, 2015, we owned approximately 99% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1% of the common units are owned by our Advisor. As of June 30, 2015, our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the operating partnership of our Sponsor, in exchange for an investment in our Operating Partnership of approximately $59.5 million. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary of our Operating Partnership.

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

As of June 30, 2015, we owned 31 self storage facilities located in nine states comprising approximately 16,980 units and approximately 1,860,900 rentable square feet. While our properties are currently branded under the “SmartStop® Self Storage” brand, we do not own or control this brand. SmartStop Self Storage, Inc., the parent company of our Advisor and Property Manager, owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com and other intellectual property currently being used by us in connection with our self storage properties. We are currently authorized to use this brand and other intellectual property pursuant to a license. Pursuant to the merger between our Sponsor and Extra Space, along with subsidiaries of each of our Sponsor and Extra Space, Extra Space will acquire the rights to the “SmartStop® Self Storage” brand in the United States and we will no longer utilize this brand. The properties we own will be re-branded under the Extra Space name. However, any properties owned or acquired in Canada will continue to be branded using the “SmartStop® Self Storage” brand.

Our results of operations for the three and six months ended June 30, 2015 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

As of June 30, 2015, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	14	8,060	815,800	44%	88%	52%
Colorado	3	1,740	173,800	9%	89%	11%
Illinois	2	1,030	107,500	6%	86%	6%
Maryland	1	530	55,200	3%	83%	4%
Michigan	4	2,180	255,300	14%	83%	4%
New Jersey	1	460	51,000	3%	76%	1%
North Carolina	3	1,070	159,600	9%	94%	9%
South Carolina	2	1,420	194,600	10%	86%	10%
Washington	1	490	48,100	2%	84%	3%

Total	31	16,980	1,860,900	100%	87%	100%

(1)	Includes all rentable units, consisting of storage units, and parking (approximately 290 units).
(2)	Includes all rentable square feet consisting of storage units, and parking (approximately 75,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2015.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the six months ended June 30, 2015.

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

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and will operate in a manner that will enable us to continue qualifying for treatment as a REIT for federal income tax purposes commencing with the year ended December 31, 2014.

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

As of June 30, 2015, we owned 31 self storage facilities located in nine states comprising approximately 16,980 units and approximately 1,860,900 rentable square feet. As of June 30, 2014 we owned no self storage properties. We believe there is little basis for comparison between the three and six months ended June 30, 2015 and 2014. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the three months ended June 30, 2015 and 2014 were approximately $4.4 million and none, respectively. The increase in rental revenue is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended June 30, 2015 and 2014 was approximately $0.1 and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2015 and 2014 were approximately $1.6 million and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect property operating expenses to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2015 and 2014 were approximately $0.5 million and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 and 2014 were approximately $0.5 million and $0.4, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2015 and 2014 were approximately $2.5 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2015 and 2014 were approximately $0.4 million and $0.4 million, respectively. These acquisition expenses primarily relate to third party acquisition expenses paid by our Advisor on our behalf and the acquisition fee payable to our Advisor associated with the acquisitions. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2015 and 2014 were approximately $0.1 million and none, respectively. These expenses primarily relate to third party expenses required to complete the acquisitions that were paid directly by the Company. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 was approximately $0.8 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the debt assumed with the acquisition of our five self storage properties during 2014 and the KeyBank Facility that was entered into to fund the 21 properties acquired during the first quarter of 2015 and the five self storage properties acquired in the second quarter of 2015. We expect interest expense to increase in future periods commensurate with future increases to our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended June 30, 2015 and 2014 were approximately $0.1 million and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our five self storage properties during 2014, the 21 self storage properties acquired in the first quarter, and the five self storage properties acquired in the second quarter of 2015. We expect deferred financing amortization expense to fluctuate commensurate with our future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the three months ended June 30, 2015 and 2014 were approximately $1.6 million and none, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the approximately $59.5 million preferred equity investment made in our Operating Partnership which was used to partially finance the acquisitions of our 31 self storage properties. We expect distributions to preferred unitholders in our Operating Partnership to fluctuate based on the outstanding balance of the preferred units.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the six months ended June 30, 2015 and 2014 were approximately $7.3 million and none, respectively. The increase in rental revenue is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the six months ended June 30, 2015 and 2014 was approximately $0.2 and none, respectively. The increase in rental revenue is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2015 and 2014 were approximately $2.8 million and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect property operating expenses to increase in the future commensurate with future acquisitions.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2015 and 2014 were approximately $1.0 million and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses-affiliates is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 and 2014 were approximately $0.9 million and $0.4, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2015 and 2014 were approximately $4.1 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, and five self storage properties during the second quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2015 and 2014 were approximately $2.4 million and $0.4 million, respectively. These acquisition expenses primarily relate to third party acquisition fees paid by our Advisor on our behalf and the acquisition fee payable to our Advisor associated with the acquisitions. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2015 and 2014 were approximately $0.4 million and none, respectively. These expenses primarily relate to third party expenses required to complete the acquisitions that were paid directly by the Company. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the six months ended June 30, 2015 and 2014 were approximately $1.3 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the debt assumed with the acquisition of our five self storage properties during 2014 and the KeyBank Facility that was entered into to fund the 21 self storage properties acquired during the first quarter of 2015 and the five self storage properties in the second quarter of 2015. We expect interest expense to increase in future periods commensurate with future increases to our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the six months ended June 30, 2015 and 2014 were approximately $0.2 million and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our five self storage properties during 2014, the 21 self storage properties acquired in the first quarter, and the five self storage properties acquired in the second quarter of 2015. We expect deferred financing amortization expense to increase in future periods commensurate with our future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the six months ended June 30, 2015 and 2014 were approximately $2.8 million and none, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the approximately $59.5 million preferred equity investment made in our Operating Partnership which was used to partially finance the acquisitions of our 31 self storage properties. We expect distributions to preferred unitholders in our Operating Partnership to fluctuate based on the outstanding balance of the preferred units.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Net cash flow provided by (used in):
Operating activities	$(1,966,721)	$—	$(1,966,721)
Investing activities	$(125,567,783)	$—	$(125,567,783)
Financing activities	$134,249,122	$1,976,838	$132,272,284

Cash flows used in operating activities for the six months ended June 30, 2015 and 2014 were approximately $2.0 million and none, respectively, an increase in cash used of approximately $2.0 million. The change in cash used in our operating activities is primarily the result of incurring a net loss of approximately $5.6 million in the first half of 2015, and changes in balance sheet accounts, primarily accounts payable and accrued liabilities, other assets, and amounts due to affiliates, of approximately $0.7 million, adjusted for depreciation and amortization of approximately $4.3 million.

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were approximately $125.6 million and none, respectively, an increase in the use of cash of approximately $125.6 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $125.0 million for the purchase of the 26 Property Portfolio, and approximately $0.5 million used for additions to real estate facilities.

Cash flows provided by financing activities for the six months ended June 30, 2015 and 2014 were approximately $134.2 million and $2.0 million, respectively, an increase in the cash provided of approximately $132.3 million. The change in cash provided by financing activities is primarily comprised of approximately $71.3 million from the issuance of secured debt, offset by approximately $1.3 million in related deferred financing costs, and approximately $52.8 million from the issuance of preferred equity in our Operating Partnership, neither of which were issued in the prior year. An additional approximate $13.8 million from the issuance of common stock was issued in the current year over the prior year, offset by approximately $2.9 million more in related offering costs. Distributions paid to preferred unit holders and common stockholders were also approximately $1.8 million higher than the six months ended June 30, 2014.

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

Distribution Policy

On June 10, 2015, our board of directors declared a distribution rate for the third quarter of 2015 of $0.00164383561 per day per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2015 and continuing on each day thereafter through and including September 30, 2015.

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

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
Distributions paid in cash — common stockholders	$430,970		$158,037
Distributions paid in cash — Operating Partnership unitholders	5,984		7,332
Distributions paid in cash — preferred unitholders	1,363,028		33,306
Distributions reinvested	262,014		73,514

Total distributions	$2,061,996		$272,189

Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	1,799,982	87%	198,675	73%
Offering proceeds from distribution reinvestment plan	262,014	13%	73,514	27%

Total sources	$2,061,996	100%	$272,189	100%

For the six months ended June 30, 2015, and the year ended December 31, 2014 we paid distributions of approximately $2.1 million and $0.3 million, respectively. From our inception through June 30, 2015, the payment of distributions has been paid from Offering proceeds. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

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

Indebtedness

As of June 30, 2015, we had approximately $84.7 million of outstanding consolidated indebtedness, which includes approximately $850,000 of debt premium. As of June 30, 2015, approximately $12.5 million of our total consolidated indebtedness was fixed rate, and approximately $71.3 million was variable rate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015:

	Payments due during the years ending December 31:
	Total	2015	2016-2017	2018-2019	Thereafter
Mortgage interest(1)	$12,145,007	$1,586,422	$6,318,302	$1,788,436	$2,451,847
Mortgage principal(2)	83,816,337	83,496	361,370	71,702,968	11,668,503

Total contractual obligations	$95,961,344	$1,669,918	$6,679,672	$73,491,404	$14,120,350

(1)	Interest expense was calculated based upon the contractual rate in effect on June 30, 2015.
(2)	Amount represents principal payments only, excluding debt premium.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

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

As of June 30, 2015, our total indebtedness was approximately $84.7 million, which included approximately $12.5 million in fixed rate debt, $71.3 million in variable rate debt and approximately $850,000 in debt premium. As of December 31, 2014, our total indebtedness was approximately $13.5 million, which included approximately $12.6 million in fixed rate debt, and approximately $0.9 million in debt premium. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.7 million annually.

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

Based on the approximately $59.5 million of Preferred Units outstanding as of June 30, 2015, if LIBOR were to increase by 100 basis points, the total distributions to the Preferred Units would increase by approximately $0.6 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2015:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$83,496	$174,449	$186,921	$198,075	$209,893	$11,668,503	$12,521,337
Average interest rate (1)	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%	—
Variable rate debt	$—	$—	$—	$71,295,000	$—	$—	$71,295,000
Average interest rate(1)	3.43%	3.43%	3.43%	3.43%	—	—	—

(1)	Interest rate is based upon the contractual rate in effect on June 30, 2015.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From our inception through June 30, 2015, the payment of distributions has been paid from Offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Nelson Mullins Riley & Scarborough LLP (Nelson Mullins) acts as legal counsel to us and also represents our sponsor, advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. As of June 30, 2015, we had issued approximately 3.5 million shares of our common stock for gross proceeds of approximately $34.5 million. From this amount, we incurred approximately $3.3 million in selling commissions and dealer manager fees (of which approximately $2.6 million was re-allowed to third party broker-dealers), and approximately $2.2 million in organization and offering costs to our Advisor. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $152 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the six months ended June 30, 2015, we received one redemption request for $17,500, which will be redeemed in the third quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: August 11, 2015	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer