Form 10-Q
period 2015-09-30
Strategic Storage Trust II, Inc.
filed 2015-11-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(877) 872-1031

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

As of November 9, 2015, there were 13,251,114 outstanding shares of Class A common stock and 186,169 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Real estate facilities:
Land	$44,280,000	$4,750,000
Buildings	92,361,078	14,376,589
Site improvements	9,568,796	1,731,291

	146,209,874	20,857,880
Accumulated depreciation	(2,784,557)	(93,433)

	143,425,317	20,764,447
Construction in process	15,505	1,375

Real estate facilities, net	143,440,822	20,765,822
Cash and cash equivalents	6,547,589	6,531,152
Restricted cash	538,490	382,792
Other assets	1,856,902	4,666,438
Deferred financing costs, net of accumulated amortization	1,696,517	713,062
Intangible assets, net of accumulated amortization	11,632,455	1,991,383

Total assets	$165,712,775	$35,050,649

LIABILITIES AND EQUITY
Secured debt	$84,600,056	$13,494,871
Accounts payable and accrued liabilities	1,946,387	585,227
Due to affiliates	364,562	4,324,235
Distributions payable	261,622	80,424
Distributions payable to preferred unitholders in our Operating Partnership	2,078,217	84,166

Total liabilities	89,250,844	18,568,923

Commitments and contingencies (Note 8)
Redeemable common stock	570,097	73,514

Preferred equity in our Operating Partnership	44,441,435	5,028,115

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 5,719,844 and 1,765,515 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5,720	1,766
Class T common stock, $0.001 par value; 350,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	48,389,530	14,004,810
Distributions	(1,774,879)	(311,975)
Accumulated deficit	(15,153,203)	(2,396,385)

Total Strategic Storage Trust II, Inc. equity	31,467,168	11,298,216

Noncontrolling interests in our Operating Partnership	(16,769)	81,881

Total equity	31,450,399	11,380,097

Total liabilities and equity	$165,712,775	$35,050,649

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Self storage rental revenue	$4,917,356	$—	$12,218,338	$—
Ancillary operating revenue	136,368	—	330,377	—

Total revenues	5,053,724	—	12,548,715	—

Operating expenses:
Property operating expenses	1,808,751	—	4,579,684	—
Property operating expenses – affiliates	573,200	—	1,544,622	—
General and administrative	416,472	204,067	1,272,371	646,806
Depreciation	1,228,624	—	2,713,979	—
Intangible amortization expense	1,680,290	—	4,268,928	—
Acquisition expenses—affiliates	206,862	284,051	2,625,303	708,303
Other property acquisition expenses	74,996	10,217	523,084	10,217

Total operating expenses	5,989,195	498,335	17,527,971	1,365,326

Operating loss	(935,471)	(498,335)	(4,979,256)	(1,365,326)
Other income (expense):
Interest expense	(816,265)	—	(2,126,877)	—
Accretion of fair market value of secured debt	24,615	—	66,278	—
Deferred financing amortization expense	(151,308)	—	(392,845)	—
Other	23,854	—	7,106	—

Net loss	(1,854,575)	(498,335)	(7,425,594)	(1,365,326)
Less: Distributions to preferred unitholders in our Operating Partnership	(1,567,904)	—	(4,327,578)	—
Less: Accretion of preferred equity costs	(334,719)	—	(1,093,320)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	17,744	15,732	89,674	93,586

Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(3,739,454)	$(482,603)	$(12,756,818)	$(1,271,740)

Net loss per share—basic and diluted	$(0.82)	$(0.77)	$(3.91)	$(5.17)

Weighted average shares outstanding—basic and diluted	4,581,131	626,566	3,259,830	246,184

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2014	1,765,515	$1,766	—	$—	$14,004,810	$(311,975)	$(2,396,385)	$11,298,216	$81,881	$11,380,097	$5,028,115	$73,514
Gross proceeds from issuance of common stock	3,901,965	3,902	—	—	38,879,188	—	—	38,883,090	—	38,883,090	—	—
Offering costs	—	—	—	—	(4,494,414)	—	—	(4,494,414)	—	(4,494,414)	—	—
Changes to redeemable common stock	—	—	—	—	(514,081)	—	—	(514,081)	—	(514,081)	—	514,081
Redemptions of common stock	(1,750)	(2)	—	—	—	—	—	(2)	—	(2)	—	(17,498)
Distributions ($0.60 per share)	—	—	—	—	—	(1,462,904)	—	(1,462,904)	—	(1,462,904)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	(8,976)	(8,976)	—	—
Issuance of shares for distribution reinvestment plan	54,114	54	—	—	514,027	—	—	514,081	—	514,081	—	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(12,756,818)	(12,756,818)	—	(12,756,818)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	(89,674)	(89,674)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	52,952,380	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	(14,500,000)	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	(132,380)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	1,093,320	—

Balance as of September 30, 2015	5,719,844	$5,720	—	$—	$48,389,530	$(1,774,879)	$(15,153,203)	$31,467,168	$(16,769)	$31,450,399	$44,441,435	$570,097

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,425,594)	$(1,365,326)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	7,375,752	—
Accretion of fair market value adjustment of secured debt	(66,278)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(1,140,740)	—
Restricted cash	(88,453)	—
Accounts payable and accrued liabilities	1,380,951	—
Due to affiliates	(1,480,189)	1,345,595

Net cash used in operating activities	(1,444,551)	(19,731)

Cash flows from investing activities:
Purchase of real estate	(132,959,259)	—
Additions to real estate facilities	(1,872,374)	—
Deposits on acquisitions of real estate facilities	(644,491)	(4,000,000)
Restricted cash	(67,245)	—

Net cash used in investing activities	(135,543,369)	(4,000,000)

Cash flows from financing activities:
Proceeds from issuance of secured debt	71,295,000	—
Principal payments on secured debt	(123,537)	—
Proceeds from issuance of preferred equity in our Operating Partnership	52,820,000	—
Redemption of preferred equity in our Operating Partnership	(14,500,000)	—
Deferred financing costs	(1,742,863)	—
Gross proceeds from issuance of common stock	38,549,017	10,467,313
Offering costs	(6,165,632)	(1,020,384)
Redemption of common stock	(17,500)	—
Distributions paid to common stockholders	(767,592)	(38,466)
Distributions paid to preferred unitholders in our Operating Partnership	(2,333,527)	—
Distributions paid to noncontrolling interests in our Operating Partnership	(9,009)	(3,321)

Net cash provided by financing activities	137,004,357	9,405,142

Change in cash and cash equivalents	16,437	5,385,411
Cash and cash equivalents, beginning of period	6,531,152	201,000

Cash and cash equivalents, end of period	$6,547,589	$5,586,411

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$1,855,150	$—
Supplemental disclosure of non-cash activities:
Deposit applied to purchase of real estate facilities	$4,444,491	$—
Proceeds from issuance of common stock in other assets	$393,871	$23,000
Deferred financing costs in due to affiliates	$150,000	$—
Offering costs included in due to affiliates	$85,676	$2,275
Offering costs included in accounts payable and accrued liabilities	$64,373	$—
Issuance of shares pursuant to distribution reinvestment plan	$514,081	$21,420
Distributions payable	$261,622	$49,979
Distributions payable to preferred unitholders in our Operating Partnership	$2,031,546	$—
Non-cash transactions with our sponsor and affiliates	$—	$4,210,866
Preferred equity issuance costs	$132,380	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 1. Organization

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”) entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, SmartStop became our sponsor and acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in SmartStop Asset Management, LLC, a Delaware limited liability company (“SmartStop Asset Management”), formerly known as Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”). SmartStop was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of September 30, 2015, SmartStop owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion.

At the closing of the Merger, SmartStop Asset Management, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President, and became our sponsor (our “New Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our New Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand. The properties we own are being re-branded under the Extra Space name. However, any properties owned or acquired in Canada will be managed by a subsidiary of SmartStop Asset Management and will continue to be branded using the SmartStop® Self Storage brand.

Our Advisor, a Delaware limited liability company, was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our New Sponsor.

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares pursuant to our distribution reinvestment plan (collectively the “Offering”). On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, the Company revised its Offering of up to $1.095 billion in shares of common stock, including $95 million of shares offered under the Company’s distribution reinvestment plan. The Company is now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2015, we had issued approximately 5.7 million Class A Shares and no Class T Shares for gross proceeds of approximately $57.0 million and none, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of September 30, 2015, we owned 32 self storage properties located in ten states.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of September 30, 2015, we owned approximately 99.6% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.4% of the common units are owned by our Advisor. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our President and CEO owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, pursuant to the Self Administration and Investment Management Transaction, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by SmartStop Asset Management, our New Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2015 and December 31, 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $13.9 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2015. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During both the three months ended September 30, 2015 and 2014, we expensed approximately $0.3 million of acquisition-related transaction costs. During the nine months ended September 30, 2015 and 2014, we expensed approximately $3.1 million and $0.7 million of acquisition-related transaction costs, respectively.

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

September 30, 2015

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2015 and 2014, no impairment losses were recognized.

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

September 30, 2015

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30-35 years
Site Improvements	7-10 years

As described in Note 1, after the close of the Merger all of our properties are being re-branded under the Extra Space name. As such, during the three months ended September 30, 2015, the depreciable lives for capitalized SmartStop branded signs were reduced to their estimated remaining useful lives. Depreciation expense for the three months ended September 30, 2015 includes approximately $230,000 of accelerated depreciation related to the SmartStop branded signs.

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of September 30, 2015 and December 31, 2014, the gross amounts allocated to in-place lease intangibles was approximately $16.1 million and $2.2 million respectively, and accumulated amortization of in-place lease intangibles totaled approximately $4.4 million and $0.2 million, respectively.

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2015 and December 31, 2014, accumulated amortization of deferred financing costs totaled approximately $0.4 million and $4,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2015, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

September 30, 2015

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

Through September 30, 2015 we received one request for the redemption of 1,750 shares which was fulfilled in July 2015.

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

September 30, 2015

The carrying amounts of cash and cash equivalents, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at September 30, 2015 and December 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$13,560,000	$13,305,056	$13,500,000	$13,494,871

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Per Share Data

Basic earnings per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding, including all restricted stock grants as though fully vested. For the three and nine months ended September 30, 2015, and 2014, 7,500 Class A Shares, and none, respectively, of unvested restricted stock were not included in diluted weighted average shares as such common shares were antidilutive.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 and early adoption is permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record the effect of the adjustments on earnings as if the accounting had been completed at the acquisition date and the acquirer must disclose in its financial statements the portion of the amounts recorded in each line item of current-period earnings that would have been recorded in previous periods if the adjustments to estimated amounts had been recognized as of the acquisition date. The update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted for financial statements that have not been issued. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2015:

Real estate facilities
Balance at December 31, 2014	$20,857,880
Facility acquisitions	123,493,750
Improvements and additions	1,858,244

Balance at September 30, 2015	$146,209,874

Accumulated depreciation
Balance at December 31, 2014	$(93,433)
Depreciation expense	(2,691,124)

Balance at September 30, 2015	$(2,784,557)

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

On January 23, 2015, we closed on seven self storage facilities located in California, Colorado, Illinois and Maryland representing the first phase of the acquisition of the 26 Property Portfolio for a purchase price of $26.3 million, plus closing costs and acquisition fees. On January 29, 2015, we closed on five self storage facilities located in California and Colorado representing the second phase of the acquisition of the 26 Property Portfolio for a purchase price of approximately $28.6 million, plus closing costs and acquisition fees. On February 5, 2015, we closed on seven self storage facilities located in California, Colorado and Washington representing the third phase of the acquisition of the 26 Property Portfolio for a purchase price of approximately $45.8 million, plus closing costs and acquisition fees. On February 19, 2015, we closed on two self storage facilities located in California and Illinois representing the fourth phase of the acquisition of the 26 Property Portfolio for a purchase price of approximately $10.9 million, plus closing costs and acquisition fees. On May 8, 2015, we closed on three self storage facilities located in Michigan representing the fifth phase of the acquisition of the 26 Property Portfolio for a purchase price of approximately $11.9 million, plus closing costs and acquisition fees. On May 21, 2015, we closed on the purchase of the sixth phase of the 26 Property Portfolio which consisted of one self storage facility located in Michigan for a purchase price of approximately $3.9 million, plus closing costs and acquisition fees. On May 28, 2015, we closed on one self storage facility located in New Jersey, representing the seventh and final phase of the acquisition of the 26 Property Portfolio for a purchase price of approximately $2.2 million, plus closing costs and acquisition fees.

The Company funded the acquisitions of the 26 Property Portfolio with a combination of proceeds from draws under the KeyBank Facility (Note 5), issuance of preferred units in the Operating Partnership (Note 6), and proceeds from our Primary Offering.

On September 11, 2015 we closed on a self storage facility located in Foley, Alabama for a purchase price of approximately $8.0 million, plus closing costs and acquisition fees. The Company funded the acquisition of the Foley property with proceeds from our Primary Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The following table summarizes the purchase price allocation for our acquisitions during the nine months ended September 30, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles(1)	Total(2)	Debt Issued	2015 Revenue(3)	2015 Property Operating Income(4)
La Verne - CA	01/23/15	$3,746,875	$420,000	$4,166,875	$2,370,000	$407,151	$239,725
Chico - CA	01/23/15	1,516,875	310,000	1,826,875	1,230,000	234,189	118,153
Riverside - CA	01/23/15	2,406,875	400,000	2,806,875	1,740,000	351,539	203,225
Fairfield - CA	01/23/15	3,416,875	510,000	3,926,875	2,250,000	368,597	219,662
Littleton - CO	01/23/15	4,016,875	330,000	4,346,875	2,310,000	371,799	190,313
Crestwood - IL	01/23/15	2,046,875	440,000	2,486,875	1,650,000	358,032	136,643
Forestville - MD	01/23/15	6,196,875	500,000	6,696,875	3,870,000	447,530	246,622
Upland - CA	01/29/15	5,676,875	600,000	6,276,875	3,540,000	453,979	282,372
Lancaster - CA	01/29/15	1,546,875	260,000	1,806,875	1,140,000	298,238	125,250
Santa Rosa - CA	01/29/15	9,596,875	870,000	10,466,875	5,760,000	814,326	529,571
Vallejo - CA	01/29/15	4,746,875	540,000	5,286,875	3,360,000	475,341	316,585
Federal Heights - CO	01/29/15	4,296,875	450,000	4,746,875	2,550,000	346,481	199,715
Santa Ana - CA	02/05/15	8,666,875	610,000	9,276,875	4,350,000	623,537	351,094
La Habra - CA	02/05/15	4,176,875	430,000	4,606,875	2,340,000	411,549	265,814
Monterey Park - CA	02/05/15	3,986,875	440,000	4,426,875	2,340,000	350,727	176,486
Huntington Beach - CA	02/05/15	9,826,875	1,050,000	10,876,875	5,760,000	743,342	526,996
Lompoc - CA	02/05/15	3,416,875	620,000	4,036,875	2,460,000	409,785	268,399
Aurora - CO	02/05/15	6,656,875	680,000	7,336,875	4,140,000	596,590	415,192
Everett - WA	02/05/15	4,866,875	330,000	5,196,875	2,190,000	308,949	163,207
Whittier - CA	02/19/15	5,246,875	670,000	5,916,875	3,330,000	499,352	332,725
Bloomingdale - IL	02/19/15	4,436,875	560,000	4,996,875	2,520,000	362,296	210,582
Warren I - MI	05/08/15	3,086,875	350,000	3,436,875	1,620,000	187,797	99,160
Warren II - MI	05/08/15	3,196,875	440,000	3,636,875	2,040,000	202,426	117,308
Troy - MI	05/08/15	4,236,875	580,000	4,816,875	2,880,000	284,484	186,352
Sterling Heights – MI	05/21/15	3,386,875	470,000	3,856,875	2,190,000	189,148	111,922
Beverly - NJ	05/28/15	1,926,875	250,000	2,176,875	1,365,000	141,134	64,546
Foley – AL	09/11/15	7,165,000	800,000	7,965,000	—	56,602	37,749

Total		$123,493,750	$13,910,000	$137,403,750	$71,295,000	$10,294,920	$6,135,368

(1)	Intangible assets are amortized over a weighted average period of approximately 28 months.
(2)	The allocations noted above are preliminary based on the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(3)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(4)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, and acquisition expenses.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations within one year of their acquisition date, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above property acquisitions of approximately $2.4 million for the nine months ended September 30, 2015.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the nine months ended September 30, 2015 and 2014 as if the Company’s acquisitions were completed as of January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the nine months ended
	September 30, 2015	September 30, 2014
Pro forma revenue	$15,381,871	$14,506,560
Pro forma operating expenses	(17,707,030)	(16,453,456)
Pro forma net loss attributable to common stockholders	(10,621,278)	(9,626,096)
Pro forma net loss per common share, basic and diluted	$(3.26)	$(39.10)
Weighted average number of common shares outstanding, basic and diluted	3,259,830	246,184

The pro forma financial information for the nine months ended September 30, 2015 and 2014 was adjusted to exclude approximately $3.1 million and $0.7 million, respectively, of acquisition related expenses.

Note 5. Secured Debt

Raleigh/Myrtle Beach Promissory Note

In connection with the acquisition of the five properties in November 2014 (collectively, the “Raleigh/Myrtle Beach Portfolio”), we, through five special purpose entities formed to acquire and hold the properties comprising the Raleigh/Myrtle Beach Portfolio (collectively, the “Raleigh/Myrtle Beach Borrowing Entities”), assumed a secured promissory note with C-III Commercial Mortgage LLC (“C-III”) dated August 30, 2013, in the amount of approximately $12,600,000 (the “Raleigh/Myrtle Beach Promissory Note”). The Raleigh/Myrtle Beach Promissory Note matures in September 2023 and carries a fixed interest rate of 5.73%. The Raleigh/Myrtle Beach Promissory Note has a prepayment lockout for the first two years of the note. After September 2015, we may defease the Raleigh/Myrtle Beach Promissory Note upon the occurrence of certain conditions. The Raleigh/Myrtle Beach Promissory Note is secured by deeds of trust on our interest in three of the properties in the Raleigh/Myrtle Beach Portfolio, a mortgage on our interest in the other two properties comprising the Raleigh/Myrtle Beach Portfolio and certain of the assets of the Raleigh/Myrtle Beach Borrowing Entities. In addition, we and SmartStop executed a guaranty in favor of C-III guaranteeing the payment of the Raleigh/Myrtle Beach Promissory Note (the “Raleigh/Myrtle Beach Guaranty”). Extra Space acquired SmartStop through the Merger on October 1, 2015, and as a result, an affiliate of Extra Space assumed SmartStop’s obligations under the guaranty. The Raleigh/Myrtle Beach Guaranty requires that we and the Extra Space affiliate, collectively, maintain a net worth of at least $6.0 million and an aggregate liquidity of at least $2.0 million, exclusive of the interest in the Raleigh/Myrtle Beach Portfolio. The Extra Space affiliate may be released from its obligations under the Raleigh/Myrtle Beach Guaranty if certain conditions are met, including that we alone satisfy the aforementioned net worth and liquidity requirements and that the preferred equity investment in our Operating Partnership is repaid in full.

KeyBank Facility

On January 20, 2015, we, through our Operating Partnership and certain affiliated entities, entered into a credit facility (the “KeyBank Facility”) with KeyBank, National Association (“KeyBank”), as administrative agent, KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger and Texas Capital Bank, N.A. (“Texas Capital”), as documentation agent. Under the terms of the KeyBank Facility, we may borrow up to approximately $71.3 million, of which KeyBank has committed up to approximately $46.3 million and Texas Capital has committed up to $25 million (KeyBank and Texas Capital are collectively, the “Lenders”). Each borrowing under the KeyBank Facility will be comprised of either Alternate Base Rate (“ABR”) Loans or Eurodollar Loans, as defined in the KeyBank Credit Agreement (as defined below), as we may request. We may elect to convert a borrowing to a different type or to continue a borrowing under the same type and, in the case of a Eurodollar Loan, may elect the applicable Interest Periods (as defined in the KeyBank Credit Agreement).

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

We borrowed approximately $71.3 million under the KeyBank Facility to fund a portion of the 26 Property Portfolio. The amounts drawn were in the form of a Eurodollar Loan under the KeyBank Credit Agreement which bear interest at approximately 3.45% as of September 30, 2015. We may change this election from time to time, as provided by the KeyBank Credit Agreement. Pursuant to joinder agreements by the special purpose entities wholly-owned by our Operating Partnership (the “Property SPEs”) in favor of KeyBank as administrative agent, the 26 properties acquired in the 26 Property Portfolio now serve as additional collateral under the KeyBank Credit Agreement and the Property SPEs now serve as additional borrowers.

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2015:

2015	$43,036
2016	174,449
2017	186,921
2018	71,493,075
2019	209,893
2020 and thereafter	11,668,503

Total payments	83,775,877
Unamortized fair value adjustment	824,179

Total	$84,600,056

Note 6. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On November 3, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P. through September 30, 2015, and a subsidiary of Extra Space effective October 1, 2015 as a result of the Merger. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $65 million through a preferred equity investment in our Operating Partnership (the “Preferred Equity Investment”), which amount may be invested in one or more tranches, to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 2.6 million preferred units of limited partnership interest of our Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all accumulated and unpaid distributions.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

In addition to the Unit Purchase Agreement, we and our Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Second Amended and Restated Limited Partnership Agreement”) Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement (the “First Amendment”). The Second Amended and Restated Limited Partnership Agreement authorized the issuance of additional classes of units of limited partnership interest in the Operating Partnership, established a new series of preferred units of limited partnership interest in the Operating Partnership and sets forth other necessary corresponding changes. All other terms of the Second Amended and Restated Limited Partnership Agreement remained substantially the same as the original Limited Partnership Agreement. The First Amendment sets forth key terms of the Preferred Units, some of which are discussed below.

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

As of May 28, 2015 we had closed on all properties in the 26 Property Portfolio through seven phases of closings. The acquisitions were funded in part by the issuance of an aggregate of approximately 2.1 million Preferred Units in our Operating Partnership for approximately $53.0 million.

On July 22, 2015 and September 23, 2015 we redeemed $6.0 million and $8.5 million in the Preferred Equity Investment, respectively.

As of September 30, 2015, the Preferred Investor had an aggregate of approximately $45.0 million invested in our Operating Partnership, representing approximately 1.8 million Preferred Units in our Operating Partnership.

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

September 30, 2015

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

September 30, 2015

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

Dealer Manager Agreement

Our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of our Dealer Manager Agreement. In addition, our Dealer Manager will receive an ongoing stockholder servicing fee that will be payable monthly and will accrue daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholders servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds from sales in the Primary Offering.

Affiliated Dealer Manager

Our Chief Executive Officer and President owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective, August 31, 2014, pursuant to the Self Administration and Investment Management Transaction, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our New Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Through September 30, 2015, each of our self storage properties was managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager received a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also received a one-time fee for each property acquired by us that was managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assisted with the development or redevelopment of a property, we paid a separate market-based fee for such services. In addition, our Property Manager was entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a tenant at one of our properties in connection with the tenant insurance program. Additionally, each agreement included a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by SmartStop.

As of October 1, 2015, each of our self storage properties are subject to separate property management agreements with our Property Manager, which in turn has entered into sub-property management agreements with Extra Space, which will provide on-site management of our properties. Under the property management agreements, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Manager’s costs of managing the properties. Extra Space has agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

The sub-property management agreements between our Property Manager and Extra Space are substantially the same as the property management agreements between us and our Property Manager. Under the sub-property management agreements, our Property Manager will pay Extra Space a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee is due and payable to Extra Space for the months of January and July each year during the term. Extra Space has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The sub-property management agreements also have a three year term and automatically renew for successive one year periods thereafter, unless our Property Manager or Extra Space provides prior written notice at least 90 days prior to the expiration of the term. Our Property Manager may terminate the sub-property management agreement without cause at any time during the initial three year term if it pays Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, our Property Manager may terminate a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space may terminate a property management agreement on 60 days prior written notice to our Property Manager.

In addition, we entered into an agreement with Extra Space and our Property Manager in which we agreed that, subject to certain limitations, our Property Manager will retain Extra Space as sub-property manager for all self storage properties we acquire in the United States that will be managed by our Property Manager.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2014, and the nine months ended September 30, 2015, and any related amounts payable as of December 31, 2014 and September 30, 2015:

	Year Ended December 31, 2014			Nine Months Ended September 30, 2015
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$862,827	$26,326	$836,501	$1,060,736	$1,848,986	$48,251
Asset management fees	22,254	—	22,254	616,858	639,112	—
Property management fees	47,287	—	47,287	927,764	975,051	—
Acquisition expenses	1,089,783	386,750	703,033	2,625,303	3,247,701	80,635
Capitalized
Deferred financing costs	441,873	—	441,873	214,006	505,879	150,000
Other assets	461,492	—	461,492	77,556	539,048	—
Additional Paid-in Capital
Selling commissions	1,201,157	1,201,157	—	3,012,145	3,012,145	—
Dealer Manager fee	514,781	508,902	5,879	753,037	729,339	29,577
Offering costs	1,805,916	—	1,805,916	319,882	2,069,699	56,099

Total	$6,447,370	$2,123,135	$4,324,235	$9,607,287	$13,566,960	$364,562

Tenant Insurance Program

Prior to the closing of the Merger on October 1, 2015, SmartStop participated in a tenant reinsurance program whereby customers of our self storage facilities were able to purchase insurance to cover damage or destruction to their property while stored at our facilities. SmartStop invested in a Cayman Islands company (the “Reinsurance Company”) that insures a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provided fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company was required to fund additional capital or entitled to receive distributions of profits depending on

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014, SmartStop acquired its interest in the Reinsurance Company from our Chief Executive Officer and President. For the three months ended September 30, 2015 and 2014, we recorded revenue of approximately $100,000 and none, respectively, from the program insurer. For the nine months ended September 30, 2015 and 2014, we recorded revenue of approximately $260,000 and none, respectively, from the program insurer. Effective October 1, 2015, Extra Space will be entitled to all tenant insurance revenues and we will no longer receive any such tenant insurance revenues.

Storage Auction Program

Our President and Chief Executive Officer, and our Senior Vice President — Property Management and the President of our Property Manager, own minority interests in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions online instead of using live auctions conducted at the self storage facilities. Once the contents of a storage unit are sold at auction, we will pay the Auction Company a service fee based upon the sale price of the unit. Collectively, these officers own 9% of the voting interests in the Auction Company. For the three months ended September 30, 2015 and 2014, we had incurred fees of approximately $2,000 and none, respectively, in connection with the Auction Company. For the nine months ended September 30, 2015 and 2014, we had incurred fees of approximately $5,000 and none, respectively.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2015 we have sold approximately $0.6 million in shares through our distribution reinvestment plan offering.

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

September 30, 2015

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

Through September 30, 2015 we received one request for the redemption of 1,750 shares which was fulfilled in July 2015.

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

Note 9. Declaration of Distributions

On September 2, 2015, our board of directors declared a distribution with respect to our Class A common stock for the fourth quarter of 2015 at a rate of $0.00164383561 per day per share on the outstanding shares of Class A common stock payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2015 and continuing on each day thereafter through and including December 31, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Total revenues	$—	$465,345	$3,006,780	$4,488,212	$5,053,724
Total operating expenses	$498,335	$1,356,884	$5,925,633	$5,613,146	$5,989,195
Operating loss	$(498,335)	$(891,539)	$(2,918,853)	$(1,124,934)	$(935,471)
Net loss	$(498,335)	$(996,259)	$(3,580,205)	$(1,990,815)	$(1,854,575)
Net loss attributable to common stockholders	$(482,603)	$(1,124,645)	$(4,979,729)	$(4,037,637)	$(3,739,454)
Net loss per share-basic and diluted	$(0.77)	$(0.84)	$(2.26)	$(1.36)	$(0.82)

Note 11. Subsequent Events

Acquisition – Tampa, Florida

On November 2, 2015, we acquired a self storage facility located in Tampa, Florida (the “Rainbow Mini Storage Property”). The purchase price for the Rainbow Mini Storage Property was approximately $3.3 million, plus closing costs and acquisition fees, which we funded with net proceeds from our Primary Offering.

Potential Acquisition – Boynton Beach, Florida

On November 3, 2015, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party (the “Boynton Beach Purchase Agreement”) for the acquisition of a self storage facility (the “Boynton Beach Property”). The Boynton Beach Property is a three story property located in Boynton Beach, Florida. The purchase price for the Boynton Beach Property is approximately $18 million, plus closing costs and acquisition fees. We expect the acquisition of the Boynton Beach Property to close in the fourth quarter of 2015 and to fund such acquisition with a combination of net proceeds from our Primary Offering and a credit facility or other debt financing. There can be no assurance that we will complete the acquisition. If we fail to acquire this property, in addition to incurred acquisition costs, we may also forfeit earnest money as a result.

Potential Acquisition – Lancaster, California

On November 12, 2015, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party (the “Lancaster Purchase Agreement”) for the acquisition of a self storage facility (the “Lancaster Property”). The Lancaster Property is a single story property located in Lancaster, California. The purchase price for the Lancaster Property is approximately $4.7 million, plus closing costs and acquisition fees. We expect the acquisition of the Lancaster Property to close in the first quarter of 2016 and to fund such acquisition with a combination of net proceeds from our Primary Offering and a credit facility or other debt financing. There can be no assurance that we will complete the acquisition. If we fail to acquire this property, in addition to incurred acquisition costs, we may also forfeit earnest money as a result.

Class T Distribution Declaration

On October 21, 2015, our board of directors declared a daily distribution with respect to our Class T Shares in the amount of $0.00164383561 per share (equivalent to an annualized distribution rate of 6.34% assuming the Class T Share was purchased for $9.47) on the outstanding Class T Shares, payable to stockholders of record of such shares as shown on our books as of the close of business on each day of the period commencing on October 21, 2015 and ending December 31, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

Preferred Equity

In October 2015, we redeemed $25.0 million in the Preferred Equity Investment.

In November 2015, we redeemed all remaining Preferred Units and paid all Current Distributions and Deferred Distributions, all of which totaled approximately $22.0 million.

Offering Status

As of November 9, 2015, in connection with our Offering we have issued approximately 13.3 million Class A Shares and approximately 0.2 million Class T Shares for gross proceeds of approximately $132.2 million and $1.8 million, respectively.

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

Strategic Storage Holdings, LLC, a Delaware limited liability company (our “Prior Sponsor”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”) entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with our Prior Sponsor and its affiliates, pursuant to which, effective August 31, 2014, SmartStop became our sponsor and acquired the self storage advisory, asset management, property management and investment management businesses of our Prior Sponsor including our Prior Sponsor’s sole membership interest in SmartStop Asset Management, LLC, a Delaware limited liability company (“SmartStop Asset Management”), formerly known as Strategic Storage Realty Group, LLC, which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Trust Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”). SmartStop was formed on August 14, 2007 for the purpose of engaging in the business of investing in self storage facilities. As of September 30, 2015, SmartStop owned 127 self storage facilities located in 17 states and the Greater Toronto Area.

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion.

At the closing of the Merger, SmartStop Asset Management, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President, and became our sponsor (our “New Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our New Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand. The properties we own are being re-branded under the Extra Space name. However, any properties owned or acquired in Canada will be managed by a subsidiary of SmartStop Asset Management and will continue to be branded using the SmartStop® Self Storage brand.

Our Advisor, a Delaware limited liability company, was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor are also officers of us and our New Sponsor.

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares pursuant to our distribution reinvestment plan (collectively the “Offering”). On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, the Company revised its Offering of up to $1.095 billion in shares of common stock, including $95 million of shares offered under the Company’s distribution reinvestment plan. The Company is now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2015, we had issued approximately 5.7 million Class A Shares and no Class T Shares for gross proceeds of approximately $57.0 million and none, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of September 30, 2015, we owned 32 self storage properties located in ten states.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of September 30, 2015, we owned approximately 99.6% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.4% of the common units are owned by our Advisor. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”) which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares offered pursuant to our Primary Offering. Our President and Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owns such 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective on the closing date of the Merger on October 1, 2015, the 15% non-voting equity interest in our Dealer Manager is not owned by SmartStop Asset Management, our New Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that will be equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the Operating Partnership’s limited partnership agreement, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

As of September 30, 2015, we owned 32 self storage facilities located in ten states comprising approximately 18,030 units and approximately 2.0 million rentable square feet. Prior to October 1, 2015, our properties were branded under the “SmartStop® Self Storage” brand. We were authorized to use this brand and other intellectual property pursuant to a license. Pursuant to the Merger, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States and we no longer utilize this brand. The properties we own are being re-branded under the Extra Space name. However, any properties owned or acquired in Canada will continue to be branded using the “SmartStop® Self Storage” brand.

Our results of operations for the three and nine months ended September 30, 2015 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

As of September 30, 2015, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,050	142,000	7%	90%	3%
California	14	8,060	815,800	41%	87%	49%
Colorado	3	1,740	173,800	9%	86%	9%
Illinois	2	1,030	107,500	5%	84%	5%
Maryland	1	530	55,200	3%	86%	4%
Michigan	4	2,180	255,300	13%	85%	11%
New Jersey	1	460	51,000	2%	74%	2%
North Carolina	3	1,070	159,600	8%	94%	7%
South Carolina	2	1,420	194,600	10%	86%	8%
Washington	1	490	48,100	2%	90%	2%

Total	32	18,030	2,002,900	100%	87%	100%

(1)	Includes all rentable units, consisting of storage units, and parking (approximately 365 units).
(2)	Includes all rentable square feet consisting of storage units, and parking (approximately 100,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2015.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of September, 2015.

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

As of September 30, 2015, we owned 32 self storage properties located in ten states comprising approximately 18,030 units and approximately 2.0 million rentable square feet. As of September 30, 2014 we owned no self storage properties. We believe there is little basis for comparison between the three and nine months ended September 30, 2015 and 2014. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the three months ended September 30, 2015 and 2014 were approximately $4.9 million and none, respectively. The increase in rental revenue is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage property during the third quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the three months ended September 30, 2015 and 2014 was approximately $0.1 million and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage property during the third quarter of 2015. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity; however, effective October 1, 2015, we will no longer receive any tenant insurance revenues.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2015 and 2014 were approximately $1.8 million and none, respectively. Property operating expenses includes the cost to operate our properties including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage property during the third quarter of 2015. We expect property operating expenses to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2015 and 2014 were approximately $0.6 million and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage property during the third quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 and 2014 were approximately $0.4 million and $0.2 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2015 and 2014 were approximately $2.9 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015 and one self storage property during the third quarter of 2015. In addition, at the closing of the Merger, our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties and as a result, our properties are being re-branded under the Extra Space name. As such, during the three months ended September 30, 2015, the depreciable lives for capitalized SmartStop branded signs were reduced to their estimated remaining useful life which resulted in approximately $230,000 of accelerated depreciation. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2015 and 2014 were approximately $0.2 million and $0.3 million, respectively. These acquisition expenses primarily relate to third party acquisition expenses paid by our Advisor on our behalf and the acquisition fee payable to our Advisor associated with acquisitions. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2015 and 2014 were approximately $0.1 million and $10,000, respectively. These expenses primarily relate to third party expenses required to complete acquisitions that were paid directly by the Company. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 was approximately $0.8 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the debt assumed with the acquisition of our five self storage properties during 2014 and the KeyBank Facility that was entered into to fund the 21 properties acquired during the first quarter of 2015, and the five self storage properties acquired in the second quarter of 2015. We expect interest expense to increase in future periods commensurate with future increases to our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the three months ended September 30, 2015 and 2014 were approximately $0.2 million and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our five self storage properties during 2014, the 21 self storage properties acquired in the first quarter, and the five self storage properties acquired in the second quarter of 2015. We expect deferred financing amortization expense to fluctuate commensurate with our future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the three months ended September 30, 2015 and 2014 were approximately $1.6 million and none, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the approximately $59.5 million preferred equity investment made in our Operating Partnership which was used to partially finance the acquisitions of our first 31 self storage properties. We expect distributions to preferred unitholders in our Operating Partnership to decrease as we continue to redeem the outstanding the preferred units.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the nine months ended September 30, 2015 and 2014 were approximately $12.2 million and none, respectively. The increase in rental revenue is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage property during the third quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the nine months ended September 30, 2015 and 2014 was approximately $0.3 and none, respectively. The increase in rental revenue is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage property during the third quarter of 2015. We expect ancillary operating revenue to increase in future periods commensurate with our future acquisition activity; however, effective October 1, 2015, we will no longer receive any tenant insurance revenues.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2015 and 2014 were approximately $4.6 million and none, respectively. Property operating expenses includes the cost to operate our properties including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage property during the third quarter of 2015. We expect property operating expenses to increase in the future commensurate with future acquisitions. Property Operating Expenses – Affiliates Property operating expenses – affiliates for the nine months ended September 30, 2015 and 2014 were approximately $1.5 million and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses-affiliates is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage property during the third quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were approximately $1.3 million and $0.6 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2015 and 2014 were approximately $7.0 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of five self storage properties during November 2014, 21 self storage properties during the first quarter of 2015, five self storage properties during the second quarter of 2015, and one self storage properties during the third quarter of 2015. In addition, at the closing of the Merger with Extra Space, our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties and as a result, our properties are being re-branded under the Extra Space name. As such, during the nine months ended September 30, 2015, the depreciable lives for capitalized SmartStop branded signs were reduced to their estimated remaining useful life which resulted in approximately $230,000 of accelerated depreciation. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses—Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2015 and 2014 were approximately $2.6 million and $0.7 million, respectively. These acquisition expenses primarily relate to third party acquisition fees paid by our Advisor on our behalf and the acquisition fee payable to our Advisor associated with acquisitions. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2015 and 2014 were approximately $0.5 million and $10,000, respectively. These expenses primarily relate to third party expenses required to complete acquisitions that were paid directly by the Company. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the nine months ended September 30, 2015 and 2014 were approximately $2.1 million and none, respectively. The increase in interest expense is attributable to the interest incurred on the debt assumed with the acquisition of our five self storage properties during 2014 and the KeyBank Facility that was entered into to fund the 21 self storage properties acquired during the first quarter of 2015, and the five self storage properties in the second quarter of 2015. We expect interest expense to increase in future periods commensurate with future increases to our debt level.

Deferred Financing Amortization Expense

Deferred financing amortization expense for the nine months ended September 30, 2015 and 2014 were approximately $0.4 million and none, respectively. The increase in deferred financing amortization expense is attributable to the costs incurred in connection with obtaining financing for the acquisition of our five self storage properties during 2014, the 21 self storage properties acquired in the first quarter, and the five self storage properties acquired in the second quarter of 2015. We expect deferred financing amortization expense to increase in future periods commensurate with our future financing activity.

Distributions to Preferred Unitholders in our Operating Partnership

Distributions to preferred unitholders in our Operating Partnership for the nine months ended September 30, 2015 and 2014 were approximately $4.3 million and none, respectively. The increase in distributions to preferred unitholders in our Operating Partnership is attributable to the approximately $59.5 million preferred equity investment made in our Operating Partnership which was used to partially finance the acquisitions of our first 31 self storage properties. We expect distributions to preferred unitholders in our Operating Partnership to decrease as we continue to redeem the outstanding preferred units.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Net cash flow provided by (used in):
Operating activities	$(1,444,551)	$(19,731)	$(1,424,820)
Investing activities	$(135,543,369)	$(4,000,000)	$(131,543,369)
Financing activities	$137,004,357	$9,405,142	$127,599,215

Cash flows used in operating activities for the nine months ended September 30, 2015 and 2014 were approximately $1.4 million and $20,000, respectively, an increase in cash used of approximately $1.4 million. The increase in cash used in the current year over the prior year is the result of an improvement in our net loss, adjusted for depreciation and amortization of approximately $1.3 million, offset by changes in balance sheet accounts, primarily due to affiliates, which reduced cash by approximately $2.7 million.

Cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 were approximately $135.5 million and $4.0 million, respectively, an increase in the use of cash of approximately $131.5 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $133.0 million for the purchase of the 26 Property Portfolio and the Foley, Alabama property, and approximately $1.9 million used for additions to real estate facilities, offset by a $3.3 million reduction in cash deposits on acquisitions of real estate facilities.

Cash flows provided by financing activities for the nine months ended September 30, 2015 and 2014 were approximately $137.0 million and $9.4 million, respectively, an increase in the cash provided of approximately $127.6 million. The change in cash provided by financing activities is primarily comprised of approximately $71.3 million from the issuance of secured debt, offset by approximately $1.7 million in related deferred financing costs, and approximately $52.8 million from the issuance of preferred equity in our Operating Partnership, net of redemptions of preferred equity of $14.5 million, neither of which were issued in the prior year. An additional approximate $28.1 million of proceeds from the issuance of common stock was raised in the current year over the prior year, offset by approximately $5.1 million more in related offering costs. Distributions paid to preferred unit holders and common stockholders were also approximately $3.1 million higher than the nine months ended September 30, 2014.

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

Distribution Policy

On September 2, 2015, our board of directors declared a distribution with respect to our Class A Shares for the fourth quarter of 2015 at a rate of $0.00164383561 per day per share (equivalent to an annualized distribution rate of 6.00% assuming the Class A Share was purchased for $10.00) on the outstanding Class A Shares payable to stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2015 and continuing on each day thereafter through and including December 31, 2015.

On October 21, 2015, our board of directors declared a daily distribution with respect to our Class T Shares in the amount of $0.00164383561 per day per share (equivalent to an annualized distribution rate of 6.34% assuming the Class T Share was purchased for $9.47) on the outstanding Class T Shares, payable to stockholders of record of such shares as shown on our books as of the close of business on each day of the period commencing on October 21, 2015 and ending December 31, 2015.

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

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from our Offering and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
Distributions paid in cash — common stockholders	$767,592		$158,037
Distributions paid in cash — Operating Partnership unitholders	9,009		7,332
Distributions paid in cash — preferred unitholders	2,333,527		33,306
Distributions reinvested	514,081		73,514

Total distributions	$3,624,209		$272,189

Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	3,110,128	86%	198,675	73%
Offering proceeds from distribution reinvestment plan	514,081	14%	73,514	27%

Total sources	$3,624,209	100%	$272,189	100%

For the nine months ended September 30, 2015, and the year ended December 31, 2014 we paid distributions of approximately $3.6 million and $0.3 million, respectively. From our inception through September 30, 2015, the payment of distributions has been paid from Offering proceeds. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

Indebtedness

As of September 30, 2015, we had approximately $84.6 million of outstanding consolidated indebtedness, which includes approximately $0.8 million of debt premium. As of September 30, 2015, approximately $12.5 million of our total consolidated indebtedness was fixed rate, and approximately $71.3 million was variable rate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015:

	Payments due during the years ending December 31:
	Total	2015	2016-2017	2018-2019	Thereafter
Mortgage interest(1)	$11,379,798	$794,953	$6,342,542	$1,790,456	$2,451,847
Mortgage principal(2)	83,775,877	43,036	361,370	71,702,968	11,668,503

Total contractual obligations	$95,155,675	$837,989	$6,703,912	$73,493,424	$14,120,350

(1)	Interest expense was calculated based upon the contractual rate in effect on September 30, 2015.
(2)	Amount represents principal payments only, excluding debt premium.

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

As of September 30, 2015, our total indebtedness was approximately $84.6 million, which included approximately $12.5 million in fixed rate debt, $71.3 million in variable rate debt and approximately $0.8 in debt premium. As of December 31, 2014, our total indebtedness was approximately $13.5 million, which included approximately $12.6 million in fixed rate debt, and approximately $0.9 million in debt premium. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.7 million annually.

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

Based on the approximately $45.0 million of Preferred Units outstanding as of September 30, 2015, if LIBOR were to increase by 100 basis points, the total distributions to the Preferred Units would increase by approximately $0.5 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2015:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$43,036	$174,449	$186,921	$198,075	$209,893	$11,668,503	$12,480,877
Average interest rate (1)	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%	—
Variable rate debt	$—	$—	$—	$71,295,000	$—	$—	$71,295,000
Average interest rate(1)	3.45%	3.45%	3.45%	3.45%	—	—	—

(1)	Interest rate is based upon the contractual rate in effect on September 30, 2015.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From our inception through September 30, 2015, the payment of distributions has been paid from Offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We have incurred a net loss to date, have an accumulated deficit and our operations will not be profitable in 2015.

We incurred a net loss of approximately $12.8 million for the nine months ended September 30, 2015. Our accumulated deficit was approximately $15.2 million as of September 30, 2015. Given that we are still early in our fundraising and acquisition stage, our operations will not be profitable in 2015.

We rely on our sub-property manager to operate our self storage facilities.

Our Property Manager has entered into sub-property management agreements with Extra Space Management, Inc. in connection with the management of our self storage facilities. We do not supervise our sub-property manager or its personnel on a day-to-day basis, and we cannot assure you that our sub-property manager will manage our properties in a manner that is consistent with its obligations under the sub-property management agreements, that our sub-property manager will not be negligent in its performance or engage in other criminal or fraudulent activity, or that our sub-property manager will not otherwise default on its management obligations to us. If any of the foregoing occurs, we could incur liabilities resulting from loss or injury to our property or to persons at our properties, any of which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. As of September 30, 2015, we had issued approximately 5.7 million Class A Shares of our common stock for gross proceeds of approximately $57.0 million. From this amount, we incurred approximately $5.5 million in selling commissions and dealer manager fees (of which approximately $4.3 million was re-allowed to third party broker-dealers), and approximately $2.6 million in other organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $160 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the nine months ended September 30, 2015, we received one redemption request for $17,500, which was redeemed in the third quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Articles of Amendment of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3	Articles Supplementary of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on January 7, 2014, Commission File No. 333-190983

10.1	Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: November 12, 2015	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer