Form 10-K
period 2015-12-31
Strategic Storage Trust II, Inc.
filed 2016-03-29
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the Class A shares in effect on June 30, 2015, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $34,684,810.

As of March 21, 2016, there were 29,377,129 outstanding shares of Class A common stock and 1,545,444 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Strategic Storage Trust II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc. and each of our subsidiaries.

Strategic Storage Holdings, LLC, a Delaware limited liability company (“SSH”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with SSH and its affiliates, pursuant to which, effective August 31, 2014, SmartStop acquired the self storage advisory, asset management, property management and investment management businesses of SSH including SSH’s sole membership interest in SmartStop Asset Management, LLC (formerly Strategic Storage Realty Group, LLC), which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”).

On October 1, 2015, SmartStop and Extra Space Storage, Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

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

Our Articles of Amendment and Restatement, as amended, authorize 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder.

On January 10, 2014, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A Shares and Class T Shares. As of December 31, 2015, we had sold approximately 20.7 million Class A Shares and approximately 0.6 million Class T Shares in our Public Offering for gross proceeds of approximately $206.1 million and approximately $5.8 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2015, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor. Our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating

Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $59.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2015, we had redeemed all of the Preferred Units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

As of December 31, 2015, we owned 33 self storage facilities located in 11 states (Alabama, California, Colorado, Florida, Illinois, Maryland, Michigan, New Jersey, North Carolina, South Carolina, and Washington) comprising approximately 18,540 units and approximately 2,053,000 rentable square feet.

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2016 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 70% residential, 18% commercial, 6% military and 6% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015):

•	at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2014 there were approximately 48,500 “primary” self storage facilities (where self storage is the primary source of revenue) in the U.S. representing approximately 2.5 billion square feet;

•	as of Q2 2015 there were approximately 60,000 self storage facilities worldwide including more than 3,000 self storage facilities in Canada; and

•	the self storage industry has been one of the fastest growing sectors of the United States commercial real estate industry over the period of the last 40 years.

According to the 2016 Self Storage Almanac, the top 10 self storage companies own approximately 15.0% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 19.0%.

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance and truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

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

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We acquire, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking spaces to residential and commercial users on a month-to-month basis. Most of our facilities are fenced with computerized gates and well lighted. Many of our properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain facilities, we offer climate controlled units that offer heating in the winter and cooling in the summer. Many of our facilities also offer outside vehicle, boat and recreational vehicle storage areas. Our facilities are generally constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers typically have access to their storage units from 6:00 AM – 10:00 PM, and some of our facilities provide 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. As we grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager and sub-property manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. To the extent we can acquire facilities in clusters within geographic regions, we will see property management efficiencies resulting in reduction of personnel and other administrative costs.

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

Our Self Storage Acquisition Strategy

We use the net proceeds we raise in our Offering to primarily invest in a portfolio of income-producing self storage facilities and related self storage real estate investments that are expected to support sustainable stockholder distributions over the long term. In order to implement our investment strategy, we focus on income-producing self storage facilities located in primary and secondary markets. Many of these facilities have stabilized occupancy rates greater than 75%, but have the opportunity for higher economic occupancy due to the property management capabilities of our Property Manager.

We may make investments in mortgage loans secured by self storage facilities, including but not limited to, senior, mezzanine, or subordinated loans. We may also invest in self storage facilities internationally.

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015), the self storage industry in the United States consists of approximately 2.5 billion rentable square feet at approximately 48,500 “primary” facilities (where self storage is the primary source of revenue). The self storage industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only four publicly traded self storage REITs. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration in our markets.

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

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including Strategic Storage Growth Trust, Inc. (“SSGT”), a public, non-traded REIT focused on opportunistic self storage properties. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

We may enter into joint ventures with our Advisor or any affiliate thereof for the acquisition of properties, but only provided that:

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

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make distributions to our stockholders could be adversely affected.

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

Other Regulations

The properties we acquire will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot make assurances that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

As of December 31, 2015, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us or SSGT, based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;

•	the strategic location of the investment in relationship to existing properties owned by each program;

•	the effect of the investment on the diversification of each program’s investments; and

•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us and SSGT, then:

•	we will have priority for stabilized self storage facilities (i.e., properties with occupancy rates greater than 75%); and

•	SSGT will have priority for lease-up, development, repositioning and other opportunistic properties.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for both us and SSGT, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us. In determining whether or not an investment opportunity is being fairly applied to us, our Advisor, subject to approval by our board of directors, shall examine, among others, the following factors:

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

Investments in Mortgage Loans

As of December 31, 2015, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Geographic Information

As of December 31, 2015, we owned 33 self storage facilities located in 11 states (Alabama, California, Colorado, Florida, Illinois, Maryland, Michigan, New Jersey, North Carolina, South Carolina and Washington) comprising approximately 18,540 units and approximately 2,053,000 rentable square feet.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business.

Risks Related to an Investment in Strategic Storage Trust II, Inc.

We have limited operating history, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We were incorporated in January 2013 and commenced active business operations on May 23, 2014. As of December 31, 2015, we owned 33 properties located in 11 states.

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

We have incurred a net loss to date and have an accumulated deficit.

We incurred net losses of approximately $15.3 million for the fiscal year ended December 31, 2015. Our accumulated deficit was approximately $17.7 million as of December 31, 2015.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From our inception through December 31, 2015, the payment of distributions has been paid from offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

We established the offering price on an arbitrary basis; as a result, the actual value of our stockholders’ investment may be substantially less than what our stockholders paid.

Our board of directors arbitrarily determined the selling price of the shares and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation.

We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of our Offering, and such estimated value per share may be lower than the purchase price our stockholders paid for shares of our common stock in our Offering. Until we provide our first estimated value per share, we will generally use the gross offering price of a share of the common stock in our Offering as the per share estimated value thereof, subject to then-applicable rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (the “SEC”). The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.

As required by recent amendments to rules promulgated by FINRA, we will be required to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to our distribution reinvestment plan, to reflect the estimated value per share. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of this offering, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

Until the time of our first valuation or until FINRA rules require otherwise, we generally will use the gross offering price of a share of the common stock in our offering as the estimated per share value thereof. This use of the gross offering price as the estimated per share value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial valuation, a valuation will be performed at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SSGT. Delays we encounter in the selection, acquisition and development of income-producing properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Wayne Johnson, James Berg, and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager and sub-property manager to effectively manage our properties.

We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to our day-to-day operations. In addition, we rely on our Property Manager and our sub-property manager to effectively manage our properties. Thus, the success of our business depends in large part on the ability of our Advisor, Property Manager and sub-property manager to manage our operations. Any adversity experienced by any of these parties could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

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

We will use the net offering proceeds from our Offering to purchase primarily income-producing self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may loan a portion of the net offering proceeds from our Offering to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

A recent proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code, could have a negative impact on our ability to raise capital.

In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SSGT, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and two of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and two of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor and SSGT. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SSGT, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SSGT, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on January 20, 2015. As of December 31, 2015, SSGT had sold approximately $18.1 million in shares of its Class A and Class T common stock in connection with its public offering and a total of approximately $7.8 million in connection with a private offering. Our Advisor and its affiliates are actively involved in six other real estate programs (three of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Our Operating Partnership Agreement requires us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our board of directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated advisor.

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

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% of the value of our then-outstanding capital stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering, including those issued pursuant to our distribution reinvestment plan, or sell additional shares in the future (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for selling Class T shares in the offering and for ongoing stockholder services, we will pay our dealer manager a stockholder servicing fee. The amount available for distributions on all Class T shares will be reduced by the amount of stockholder servicing fees payable to our dealer manager with respect to the Class T shares issued in the primary offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt, other than our current credit facility with KeyBank National Association (“KeyBank”), or equity, for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

Because our portfolio of properties consists primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect demand, and market rents, for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We will face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We will face intense competition in every market in which we purchase self storage facilities. We will compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including SSGT and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

We depend on the on-site personnel to maximize customer satisfaction at each of our facilities, and any difficulties our Property Manager or sub-property manager encounters in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers will be contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If our Property Manager or sub-property manager is unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to make distributions to our stockholders.

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

We may acquire properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•	existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates or laws and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	the limited experience and expertise in foreign countries of our Advisor’s and its affiliates’ employees relative to their experience and expertise in the United States.

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

Changes in the Canadian Dollar/USD exchange rate could have a material adverse effect on our operating results and value of the investment of our stockholders.

We plan to purchase properties in Canada. As a result, our financial results may be adversely affected by fluctuations in the Canadian Dollar/USD exchange rate. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. Several factors may affect the Canadian Dollar/USD exchange rate, including:

•	Sovereign debt levels and trade deficits;

•	domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	other currency exchange rates;

•	changing supply and demand for a particular currency;

•	monetary policies of governments;

•	changes in balances of payments and trade;

•	trade restrictions;

•	direct sovereign intervention, such as currency devaluations and revaluations;

•	investment and trading activities of mutual funds, hedge funds and currency funds; and

•	other global or regional political, economic or financial events and situations.

These events and actions are unpredictable. In addition, the Canadian Dollar may not maintain its long term value in terms of purchasing power in the future. The resulting volatility in the Canadian Dollar/USD exchange rate could materially and adversely affect our performance.

We are subject to additional risks due to the location of any of our properties in Canada.

In addition to currency exchange rates, the value of any properties we purchase in Canada may be affected by factors peculiar to the laws and business practices of Canada. Canadian laws and customs may expose us to risks that are different from and in addition to those commonly found in the United States. Ownership and operation of foreign assets pose several risks, including, but not limited to the following:

•	the burden of complying with both Canadian and United States’ laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•	existing or new Canadian laws relating to the foreign ownership of real property or loans and laws restricting the ability of Canadian persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates or laws and changes in other operating expenses in Canada;

•	possible challenges to the anticipated tax treatment of our revenue and our properties;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions; and

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

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

We have incurred mortgage indebtedness under the loan assumed in the purchase of five self storage facilities located in North Carolina and South Carolina (the “Raleigh/Myrtle Beach Portfolio”), as well as under the Amended KeyBank Credit Facility and may place permanent financing on our properties or obtain additional credit facilities or other similar financing arrangements in order to acquire properties as funds are being raised in our Offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

If we or the guarantor breach covenants under the Raleigh/Myrtle Beach Guaranty, we could be held in default under the Raleigh/Myrtle Beach Promissory Note, which may result in foreclosure of the properties under the Raleigh/Myrtle Beach Portfolio.

On November 3, 2014, we and SmartStop entered into a guaranty (the “Raleigh/Myrtle Beach Guarantee”) of our subsidiaries’ obligations under the promissory note (the “Raleigh/Myrtle Beach Promissory Note”) assumed in connection with the acquisition of the Raleigh Myrtle Beach Portfolio. The obligations of SmartStop under the Raleigh/Myrtle Beach Guarantee were assumed by a subsidiary of Extra Space in the Merger with SmartStop. The Raleigh/Myrtle Beach Guaranty imposes minimum net worth and liquidity requirements on us and the Extra Space subsidiary (the “Minimum Requirements”) and provides that the Extra Space subsidiary may be released from the Raleigh/Myrtle Beach Guarantee if we meet the Minimum Requirements. We now alone meet the Minimum Requirements and have submitted a request to the lender to release the Extra Space subsidiary from the Raleigh/Myrtle Beach Guarantee. Nevertheless, if we otherwise default under the Raleigh/Myrtle Beach Promissory Note, or the related Raleigh/Myrtle Beach loan documents, the lender may foreclose on the properties under the Raleigh/Myrtle Beach Portfolio and we could lose our entire investment in the properties, which could adversely affect distributions to our stockholders.

If we breach covenants under the Amended KeyBank Credit Facility, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

On December 22, 2015, we entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank with a maximum borrowing capacity of $105 million. The Amended KeyBank Credit Facility may be increased by up to an additional $395 million, to a maximum credit facility size of $500 million, in minimum increments of $10 million, which KeyBank will arrange on a best efforts basis. The Amended KeyBank Credit Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on our current properties. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on this Amended KeyBank Credit Facility, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at that time, KeyBank could foreclose on the properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

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

We currently have outstanding debt payments which are indexed to variable interest rates. We may also incur additional debt or issue preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs and preferred equity distribution payments, which would likely reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT would adversely affect the return of our stockholders’ investment.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including the Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties, and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investors’ capital for federal income tax purposes.

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

If we were considered to actually or constructively pay a “preferential dividend” to our stockholders, our status as a REIT could be adversely affected.

As discussed above, in order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gains. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions or the allocation of certain fees among different classes of stock), except as otherwise set forth with respect to a particular REIT in a private letter ruling from the IRS to such REIT. We believe that differences in dividends distributed to holders of Class A shares as compared to Class T shares, as a result of the distribution and stockholder servicing fees, will not result in preferential dividends. However, we have not applied for a ruling from the IRS with respect to our multi-class stock structure, or our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT. We have received the opinion of Nelson Mullins that our class structure complies with current tax law requirements and that dividend payments by us will be deductible and will not adversely affect our qualification as a REIT. This opinion has been issued in connection with this offering. Opinions of counsel are not binding on the IRS or on any court. Therefore, if the IRS were to successfully assert that we paid a preferential dividend, we may be deemed to have either (a) distributed less than 100% of our REIT taxable income and therefore be subject to tax on the undistributed portion, or (b) distributed less than 90% of our REIT taxable income, in which case our status as a REIT could be terminated if we were unable to cure such failure.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

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

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Strategic Storage TRS II, Inc., as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

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

Individuals with incomes below certain thresholds are subject to taxation at a 15% qualified dividend rate. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

As of December 31, 2015, we owned 33 self storage properties located in 11 states (Alabama, California, Colorado, Florida, Illinois, Maryland, Michigan, New Jersey, North Carolina, South Carolina and Washington) comprising of approximately 18,540 units and approximately 2,053,000 rentable square feet.

As of December 31, 2015, we owned the following 33 self storage facilities:

Property	Acquisition Date	Purchase Price	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% of Total Rentable Sq. Ft.	Physical Occupancy %(1)
Morrisville - NC	11/3/2014	$2,130,000	2004	320	36,900	2%	83%
Cary - NC	11/3/2014	$4,570,000	1998/2005/2006	310	62,100	3%	91%
Raleigh - NC	11/3/2014	$3,920,000	1999	440	60,600	3%	91%
Myrtle Beach I - SC	11/3/2014	$5,940,000	1998/2005-2007	760	100,100	5%	84%
Myrtle Beach II - SC	11/3/2014	$5,540,000	1999/2006	660	94,500	5%	90%
La Verne - CA	1/23/2015	$4,166,875	1986	520	49,800	2%	87%
Chico - CA	1/23/2015	$1,826,875	1984	360	38,800	2%	84%
Riverside - CA	1/23/2015	$2,806,875	1985	570	61,000	3%	87%
Fairfield - CA	1/23/2015	$3,926,875	1984	440	41,000	2%	86%
Littleton - CO	1/23/2015	$4,346,875	1985	400	45,800	2%	73%
Crestwood - IL	1/23/2015	$2,486,875	1987	460	49,300	2%	77%
Forestville - MD	1/23/2015	$6,696,875	1988	530	55,200	3%	76%
Upland - CA	1/29/2015	$6,276,875	1979	610	56,500	3%	88%
Lancaster - CA	1/29/2015	$1,806,875	1980	700	64,700	3%	79%
Santa Rosa - CA	1/29/2015	$10,466,875	1979-1981	1,150	116,400	6%	83%
Vallejo - CA	1/29/2015	$5,286,875	1981	510	54,400	3%	85%
Federal Heights - CO	1/29/2015	$4,746,875	1983	450	40,600	2%	82%
Santa Ana - CA	2/5/2015	$9,276,875	1978	840	84,500	4%	87%
La Habra - CA	2/5/2015	$4,606,875	1981	420	51,400	2%	88%
Monterey Park - CA	2/5/2015	$4,426,875	1987	390	31,200	2%	89%
Huntington Beach - CA	2/5/2015	$10,876,875	1986	610	61,000	3%	92%
Lompoc - CA	2/5/2015	$4,036,875	1982	430	46,500	2%	90%
Aurora - CO	2/5/2015	$7,336,875	1984	890	87,400	4%	68%
Everett - WA	2/5/2015	$5,196,875	1986	490	48,100	2%	74%
Whittier - CA	2/18/2015	$5,916,875	1989	510	58,600	3%	90%
Bloomingdale - IL	2/18/2015	$4,996,874	1987	570	58,200	3%	81%

Warren I - MI	5/8/2015	$3,436,875	1996	500	63,100	3%	80%
Warren II - MI	5/8/2015	$3,636,875	1987	490	52,100	3%	81%
Troy - MI	5/8/2015	$4,816,875	1988	730	82,200	4%	86%
Sterling Heights - MI	5/21/2015	$3,856,875	1977	460	57,900	3%	79%
Beverly - NJ	5/28/2015	$2,176,875	1988	460	51,000	2%	74%
Foley - AL	9/11/2015	$7,965,000	1985/1996/2006	1,050	142,000	7%	86%
Tampa - FL	11/3/2015	$3,162,500	1985	510	50,100	2%	83%

Totals		$162,666,249		18,540	2,053,000	100%	84%

(1)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2015.

The weighted average capitalization rate for the 33 self storage facilities we owned as of December 31, 2015 was approximately 7.4%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2015, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,050	142,000	6.9%	86%	5%
California	14	8,060	815,800	39.7%	86%	50%
Colorado	3	1,740	173,800	8.5%	73%	5%
Florida	1	510	50,100	2.4%	79%	3%
Illinois	2	1,030	107,500	5.2%	76%	5%
Maryland	1	530	55,200	2.7%	82%	2%
Michigan	4	2,180	255,300	12.4%	89%	12%
New Jersey	1	460	51,000	2.5%	74%	2%
North Carolina	3	1,070	159,600	7.9%	87%	7%
South Carolina	2	1,420	194,600	9.5%	74%	8%
Washington	1	490	48,100	2.3%	83%	1%

Total	33	18,540	2,053,000	100%	84%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 365 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 100,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2015.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state divided by our total rental income for the month of December 2015.

Subsequent Acquisitions

Acquisition of Boynton Beach Property

On January 7, 2016, we purchased a self storage facility located in Boynton Beach, Florida (the “Boynton Beach Property”). We acquired the Boynton Beach Property from an unaffiliated third party for a purchase price of approximately $17.9 million, plus closing costs and acquisition fees. Our Advisor earned approximately $0.3 million in acquisition fees in connection with this acquisition. The Boynton Beach Property has approximately 74,800 net rentable square feet and approximately 940 rental units. We financed the acquisition of the Boynton Beach Property with net proceeds from our Offering.

Acquisition of Lancaster Property

On January 11, 2016, we purchased a self storage facility located in Lancaster, California (the “Lancaster Property”). We acquired the Lancaster Property from an unaffiliated third party for a purchase price of approximately $4.7 million, plus closing costs and acquisition fees. Our Advisor earned approximately $80,000 in acquisition fees in connection with the acquisition. The Lancaster Property has approximately 71,900 net rentable square feet and approximately 550 rental units. We financed the acquisition of the Lancaster Property with net proceeds from our Offering.

Acquisition of Toronto Portfolio

On February 11, 2016, we purchased three self storage facilities located in the Burlington, Milton and Oakville areas of Toronto, Canada (the “Toronto Portfolio”). We acquired the Toronto Portfolio from an unaffiliated third party for a U.S. dollar equivalent purchase price of approximately $38.2 million, plus closing costs and acquisition fees. Our Advisor earned approximately $670,000 in acquisition fees in connection with this acquisition. The Toronto Portfolio comprises a total of approximately 232,200 net rentable square feet and approximately 2,570 rental units. We financed the acquisition of the Toronto Portfolio with a combination of net proceeds from our Offering, assumptions of existing mortgages and a new loan.

Acquisition of Appleby Portfolio

On February 29, 2016, we purchased two self storage facilities located in the Burlington and Oakville areas of Toronto, Canada (the “Appleby Portfolio”). We acquired the Appleby Portfolio from an unaffiliated third party for a U.S. dollar equivalent purchase price of approximately $21.4 million, plus closing costs and acquisition fees. Our Advisor earned approximately $370,000 in acquisition fees in connection with this acquisition. The Appleby Portfolio comprises a total of approximately 133,900 net rentable square feet and approximately 1,280 rental units. We financed the acquisition of the Appleby Portfolio with a combination of net proceeds from our Offering, and a new loan.

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

Market Information

As of March 21, 2016, we had approximately 29.4 million shares of Class A common stock outstanding and approximately 1.5 million shares of Class T common stock outstanding, held by a total of approximately 7,100 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class A shares of our common stock to the public at a price of $10.00 per share and at a price of approximately $9.50 per Class A share pursuant to our distribution reinvestment plan and Class T shares of our common stock to the public at a price of $9.47 per share and at a price of approximately $9.00 per Class T share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

Distributions

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2014. By qualifying as a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2014 and 2015, all of our distributions constituted non-taxable returns of capital, which were paid from offering proceeds.

Our Operating Partnership had issued approximately 2.4 million Preferred Units for approximately $59.5 million. The Preferred Units received current distributions (the “Current Distributions”) at a rate of one-month LIBOR plus 6.5% per annum, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership had the obligation to elect either to (A) pay the holder of the Preferred Units additional distributions monthly in an amount that will accrue at the rate of: (i) 4.35% until January 31, 2017; and (ii) thereafter, 6.35% or (B) defer the additional distributions in an amount that will accrue monthly at the rate of (i) for the period until January 31, 2017, LIBOR plus 10.85% and (ii) thereafter, LIBOR plus 12.85% (the “Deferred Distributions”). On July 22, 2015, our Operating Partnership redeemed 240,000 Preferred Units for $6 million; on September 23, 2015, our Operating Partnership redeemed 340,000 Preferred Units for $8.5 million; and on October 30, 2015, our Operating Partnership redeemed 1.0 million Preferred Units for $25 million. The Redemption Price for the Preferred Units for the partial redemptions equaled the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions thereon to the date of redemption. On November 9, 2015, our Operating Partnership redeemed the remaining approximately 800,000 Preferred Units for approximately $22 million resulting in the redemption of all of the Preferred Units. The Redemption Price for the Preferred Units for the redemption of the remaining outstanding Preferred Units equaled the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption. As of November 9, 2015, there were no Preferred Units outstanding and we no longer have any obligations to the Preferred Investor, including the payment of any distributions.

The following table shows the distributions we have paid in cash and through our distribution reinvestment program through December 31, 2015:

Quarter	Preferred Unitholders	OP Unit Holders	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2014	$—	$—	$—	$0.000
2nd Quarter 2014	$—	$1,282	$2,730	$0.062
3rd Quarter 2014	$—	$3,025	$57,157	$0.150
4th Quarter 2014	$33,306	$3,025	$171,664	$0.150
1st Quarter 2015	$123,931	$2,959	$280,049	$0.150
2nd Quarter 2015	$1,239,097	$3,025	$412,934	$0.150
3rd Quarter 2015	$970,499	$3,025	$588,688	$0.150
4th Quarter 2015	$2,575,778	$2,992	$1,393,420	$0.150

(1)	Declared distributions are paid monthly in arrears

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2015, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	2,121,877
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	2,121,877

(1)	The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2015, we had 21,293,773 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On August 2, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. These shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2015, we had sold approximately 20.7 million Class A Shares and approximately 0.6 million Class T Shares in our Public Offering for gross proceeds of approximately $206.1 million and approximately $5.8 million, respectively. From this amount, we incurred approximately $20.2 million in selling commissions and dealer manager fees (of which approximately $15.8 million was re-allowed to third party broker-dealers), and approximately $3.0 million in other organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $163.6 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on August 2, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder.

Redemption Program

Our share redemption program, enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the period from January 1, 2014 through December 31, 2014, we did not receive any redemption requests nor did we redeem any shares of common stock. During the period from January 1, 2015 through December 31, 2015, we received two redemption requests, one for approximately 1,750 shares which was fulfilled in July 2015, and another for approximately 1,095 shares which was fulfilled in January 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Period January 8, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$17,905,699	$465,345	$—
Operating loss	(5,076,880)	(2,256,865)	—
Net loss attributable to Strategic Storage Trust II, Inc common stockholders	(15,290,941)	(2,396,385)	—
Net loss per Class A common share-basic and diluted	(2.56)	(4.59)	—
Net loss per Class T common share-basic and diluted	(2.56)	—	—
Dividends declared per common share	0.60	0.60	—
Balance Sheet Data
Real estate facilities	$156,244,550	$20,857,880	$—
Total assets	193,654,290	35,050,649	201,000
Total debt	23,237,237	13,494,871	—
Total liabilities	26,578,859	18,568,923	—
Total equity	165,851,948	11,380,097	201,000
Other Data
Net cash used in operating activities	$(1,252,240)	$(334,442)	$—
Net cash used in investing activities	(140,865,350)	(13,688,652)	—
Net cash provided by financing activities	163,690,908	20,353,246	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Strategic Storage Trust II, Inc. was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc. and each of our subsidiaries.

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor became our sponsor on October 1, 2015 in connection with the merger of SmartStop Self Storage, Inc. into Extra Space Storage, Inc. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Financial Statements contained in this report for further details about our affiliates.

On January 10, 2014, we commenced a public offering of a maximum of $1,000,000,000 in common shares for sale to the public (the “Primary Offering”) and $95,000,000 in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31,

2015, we had sold approximately 20.7 million Class A Shares and approximately 0.6 million Class T Shares in our Public Offering for gross proceeds of approximately $206.1 million and approximately $5.8 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of December 31, 2015, we owned 33 self storage facilities located in 11 states (Alabama, California, Colorado, Florida, Illinois, Maryland, Michigan, New Jersey, North Carolina, South Carolina and Washington) comprising approximately 18,540 units and approximately 2,053,000 rentable square feet.

Our results of operations for the year ended December 31, 2015 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) until October 1, 2015, our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us. We believe that our approach to the management and operation of our facilities, which emphasizes local market oversight and control, results in quick and effective response to changes in local market conditions, including increasing rents and/or increasing occupancy levels where appropriate.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2015, we owned 33 self storage facilities located in 11 states (Alabama, California, Colorado, Florida, Illinois, Maryland, Michigan, New Jersey, North Carolina, South Carolina and Washington) comprising approximately 18,540 units and approximately 2,053,000 rentable square feet. Our operating results for the year ended December 31, 2014 include results for partial year periods for five self storage facilities that we owned as of December 31, 2014, while our operating results for the year ended December 31, 2015 include full year periods for those five self storage facilities plus partial year periods for the 28 self storage facilities we acquired during 2015; therefore, we believe there is little basis for comparison between the years ended December 31, 2015 and 2014. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2015 and 2014

Self Storage Rental Revenue

Rental revenue for the years ended December 31, 2015 and 2014 were approximately $17.5 million and $0.5 million, respectively. The increase in rental revenue is primarily attributable to the acquisition of 28 self storage properties during 2015 and, to a lesser extent, a full year of operations from the five properties acquired during 2014. We expect rental revenue to increase in future periods as we have a full year of results from our 2015 acquisitions and commensurate with our future acquisition activity.

Ancillary Operating Revenue

Ancillary operating revenue for the years ended December 31, 2015 and 2014 were approximately $360,000 and $14,000, respectively. The increase in ancillary operating revenue is primarily attributable to the acquisition of 28 self storage properties during 2015 and, to a lesser extent, a full year of operations from the five properties acquired during 2014. We expect ancillary operating revenue to increase in future periods as we have a full year of results from our 2015 acquisitions and commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2015 and 2014 were approximately $6.8 million and $0.2 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the acquisition of 28 self storage properties during 2015 and, to a lesser extent, a full year of operations from the five properties acquired during 2014. We expect property operating expenses to increase in future periods as we have a full year of results from our 2015 acquisitions and commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2015 and 2014 were approximately $2.1 million and $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the acquisition of 28 self storage properties during 2015 and, to a lesser extent, a full year of operations from the five properties acquired during 2014. We expect property operating expenses – affiliates to increase in future periods as we have a full year of results from our 2015 acquisitions and commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2015 and 2014 were approximately $1.6 million and $0.9 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2015 and 2014 were approximately $9.1 million and $0.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of 28 self storage properties during 2015 and, to a lesser extent, a full year of operations from the five properties acquired during 2014. We expect depreciation and amortization expenses to increase in future periods as we have a full year of results from our 2015 acquisitions and commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2015 and 2014 were approximately $2.8 million and $1.1 million, respectively. These acquisition expenses relate to the costs associated with the 28 properties acquired during 2015 and the five properties acquired in the fourth quarter of 2014. We expect acquisition expenses – affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2015 and 2014 were approximately $0.6 million and $0.2 million, respectively. These other property acquisition expenses relate to the costs associated with the 28 properties acquired during 2015 and the five properties acquired in the fourth quarter of 2014. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the years ended December 31, 2015 and 2014 were approximately $2.9 million and $0.1 million, respectively. The increase in interest expense is attributable to the interest incurred on the debt used to finance the acquisitions in 2015 and 2014. We expect interest expense to increase in future periods commensurate with future increases to our debt level.

Debt Issuance Costs

Debt issuance costs for the years ended December 31, 2015 and 2014 were approximately $1.0 million and $4,000, respectively. The increase in debt issuance costs is attributable to the costs incurred in connection with obtaining financing for the acquisition of the 28 self storage properties during 2015 as well as costs incurred related to the Amended KeyBank Credit Facility. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Comparison of the Year Ended December 31, 2014 and the Period from January 8, 2013(date of inception) through December 31, 2013

Self Storage Rental Revenue

Rental revenue for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.5 million and none, respectively. The increase in rental revenue is attributable to the acquisition of five self storage properties during 2014.

Ancillary Operating Revenue

Ancillary operating revenue for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $14,000 and none, respectively. The increase in ancillary operating revenue is attributable to the acquisition of five self storage properties during 2014.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $167,000 and none, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of five self storage properties during 2014.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $70,000 and none, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of five self storage properties during 2014.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.3 million and none, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is attributable to the acquisition of five self storage properties during 2014.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $1.1 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the five properties acquired in 2014 and potential acquisitions.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.2 million and none, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the five properties acquired in 2014 and potential acquisitions.

Interest Expense

Interest expense for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $0.1 million and none, respectively. The increase in interest expense is attributable to the debt obtained in conjunction with the acquisition of five self storage properties during 2014.

Debt issuance costs

Debt issuance costs for the year ended December 31, 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013 were approximately $4,000 and none, respectively. The increase in debt issuance costs is attributable to the costs incurred in connection with obtaining financing for the acquisition of five self storage properties during 2014.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Change
Net cash flow provided by (used in):
Operating activities	$(1,252,240)	$(334,442)	$(917,798)
Investing activities	(140,865,350)	(13,688,652)	(127,176,698)
Financing activities	163,690,908	20,353,246	143,337,662

Cash flows used in operating activities for the years ended December 31, 2015 and 2014 were approximately $1.3 million and $0.3 million, respectively, an increase in cash used year to year of approximately $0.9 million. The change in cash used in operating activities is primarily the result of a reduction of net loss, excluding depreciation and amortization, of approximately $2.8 million, offset by an increase in working capital of approximately $3.7 million.

Cash flows used in investing activities for the years ended December 31, 2015 and 2014 were approximately $140.9 million and $13.7 million, respectively, an increase in the use of cash of approximately $127.2 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $136.1 million for our 2015 acquisitions, compared to only $9.5 million for the purchase of our first five properties in 2014.

Cash flows provided by financing activities for the years ended December 31, 2015 and 2014 were approximately $163.7 million and $20.4 million, respectively, a change of approximately $143.3 million. The change in cash provided by financing activities over the prior period was comprised of approximately $153.8 million more in net proceeds from the issuance of common stock, and approximately $9.8 million more in net proceeds from the issuance of secured debt, offset by additional common and preferred distributions of approximately $6.2 million and approximately $6.6 million of net redemptions of preferred equity, compared to net proceeds of $5.0 million in 2014.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor. Per the advisory agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering will initially be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio.

Distribution Policy and Distributions

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2015		Year Ended December 31, 2014
Distributions paid in cash – common stockholders	$1,497,802		$158,037
Distributions paid in cash – Operating Partnership unitholders	12,001		7,332
Distributions paid in cash – preferred unitholders	4,909,305		33,306
Distributions reinvested	1,177,289		73,514

Total distributions	$7,596,397		$272,189

Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	6,419,108	85%	198,675	73%
Offering proceeds from distribution reinvestment plan	1,177,289	15%	73,514	27%

Total sources	$7,596,397	100%	$272,189	100%

For the year ended December 31, 2015, we paid distributions of approximately $7.6 million. For the year ended December 31, 2014, we paid distributions of approximately $272,000. From our inception through December 31, 2015, the payment of distributions has been paid solely from Offering proceeds. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our board of directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

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

Indebtedness

As of December 31, 2015, we had approximately $23.2 million of outstanding consolidated indebtedness, which includes approximately $800,000 of debt premium. As of December 31, 2015, $10 million of our total consolidated indebtedness was variable rate, with the remaining approximately $12.4 million fixed rate.

Amended KeyBank Credit Facility

On December 22, 2015, we, through our Operating Partnership, and certain affiliated entities, entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank, as administrative agent and KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger. The Amended KeyBank Credit Facility replaced our term credit facility with KeyBank in which we had a maximum borrowing capacity of approximately $71.3 million.

Under the terms of the Amended KeyBank Credit Facility, we have a maximum borrowing capacity of $105 million. It is anticipated that the Amended KeyBank Credit Facility will be used to fund our future self storage property acquisitions. The Amended KeyBank Credit Facility may be increased by up to an additional $395 million, to a maximum credit facility size of $500 million, in minimum increments of $10 million, which KeyBank will arrange on a best efforts basis. Subsequent to December 31, 2015, we increased our maximum borrowing capacity to $145 million.

The Amended KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on December 22, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the Amended KeyBank Credit Facility (the “Amended Credit Agreement”). Payments due pursuant to the Amended KeyBank Credit Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The Amended KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Amended Credit Agreement). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Amended Credit Agreement). The Applicable Rate corresponds to our total leverage, as specified in the Amended Credit Agreement. For any ABR Loans, the Applicable Rate is 125 basis points if our total leverage is less than 50%, and 150 basis points if our leverage is greater than 50%. For any Eurodollar loan, the Applicable Rate is 225 basis points if the total leverage is less than 50% and 250 basis points if total leverage is greater than 50%.

The Amended KeyBank Credit Facility is fully recourse and is secured by cross-collateralized first mortgage liens on 28 Mortgaged Properties (as defined in the Amended Credit Agreement). The Amended KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders (as defined in the Amended Credit Agreement) shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated December 22, 2015, in favor of the Lenders, we serve as a guarantor of all obligations due under the Amended KeyBank Credit Facility.

Under certain conditions, the Borrower may cause the release of one or more of the properties serving as collateral for the Amended KeyBank Credit Facility, provided that no default or event of default is then outstanding or would reasonably occur as a result of such release, and after taking into account any prepayment of outstanding Loans (as defined in the Amended Credit Agreement) necessary to maintain compliance with the financial covenants.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015:

	Payments due by period:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage interest(1)	$6,092,128	$1,003,568	$1,952,188	$1,358,459	$1,777,913
Mortgage principal	22,437,841	174,449	10,384,996	430,376	11,448,020

Total contractual obligations	$28,529,969	$1,178,017	$12,337,184	$1,788,835	$13,225,933

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2015 of 2.67%.

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

As of December 31, 2015, our total indebtedness was approximately $23.2 million, which included approximately $10.0 million in variable rate debt and approximately $12.4 million in fixed rate debt, and an approximately $800,000 in debt premium. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase or decrease by 100 basis points, the increase or decrease in interest would increase or decrease future earnings and cash flows by approximately $0.1 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2015:

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$174,449	$186,921	$198,075	$209,893	$220,483	$11,448,020	$12,437,841
Average interest rate(1)	5.73%	5.73%	5.73%	5.73%	5.73%	5.73%	—
Variable rate debt	—	—	10,000,000	—	—	—	10,000,000
Average interest rate(1)	2.67%	2.67%	2.67%	—	—	—	—

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2015 of 2.67%.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2016 Proxy Statement. Only those sections of the 2016 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Schedule III – Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 29, 2016.

STRATEGIC STORAGE TRUST II, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2016

/s/ Michael S. McClure Michael S. McClure	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2016

/s/ William H. Brownfield William H. Brownfield	Independent Director	March 29, 2016

/s/ David J. Mueller David J. Mueller	Independent Director	March 29, 2016

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 29, 2016

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 29, 2016

/s/ Paula Mathews Paula Mathews	Director	March 29, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Storage Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust II, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2015 and 2014, and the period from January 8, 2013 (date of inception) through December 31, 2013. Our audits of the consolidated financial statements included the financial statement schedule listed in the accompanying index. Strategic Storage Trust II, Inc.’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Trust II, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and the period from January 8, 2013 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick LLP

Los Angeles, California

March 29, 2016

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS
Real estate facilities:
Land	$47,653,000	$4,750,000
Buildings	97,941,472	14,376,589
Site improvements	10,650,078	1,731,291

	156,244,550	20,857,880
Accumulated depreciation	(3,755,709)	(93,433)

	152,488,841	20,764,447
Construction in process	385,408	1,375

Real estate facilities, net	152,874,249	20,765,822
Cash and cash equivalents	28,104,470	6,531,152
Restricted cash	410,492	382,792
Other assets	6,017,845	4,666,438
Debt issuance costs, net of accumulated amortization	2,336,268	713,062
Intangible assets, net of accumulated amortization	3,910,966	1,991,383

Total assets	$193,654,290	$35,050,649

LIABILITIES AND EQUITY
Secured debt	$23,237,237	$13,494,871
Accounts payable and accrued liabilities	2,146,253	585,227
Due to affiliates	208,483	4,324,235
Distributions payable	986,886	80,424
Distributions payable to preferred unitholders in our Operating Partnership	—	84,166

Total liabilities	26,578,859	18,568,923

Commitments and contingencies (Note 7)
Redeemable common stock	1,223,483	73,514

Preferred equity in our Operating Partnership	—	5,028,115

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2015 and 2014	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 20,684,791 and 1,765,515 shares issued and outstanding at December 31, 2015 and 2014, respectively	20,685	1,766
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 608,982 and none issued and outstanding at December 31, 2015 and 2014, respectively	609	—
Additional paid-in capital	187,434,752	14,004,810
Distributions	(3,893,528)	(311,975)
Accumulated deficit	(17,687,326)	(2,396,385)

Total Strategic Storage Trust II, Inc. equity	165,875,192	11,298,216

Noncontrolling interests in our Operating Partnership	(23,244)	81,881

Total equity	165,851,948	11,380,097

Total liabilities and equity	$193,654,290	$35,050,649

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014 and the Period from January 8, 2013 (date of inception) through

December 31, 2013

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from January 8, 2013 (date of inception) through December 31, 2013
Revenues:
Self storage rental revenue	$17,547,235	$450,963	$—
Ancillary operating revenue	358,464	14,382	—

Total revenues	17,905,699	465,345	—

Operating expenses:
Property operating expenses	6,754,391	167,434	—
Property operating expenses – affiliates	2,124,892	69,541	—
General and administrative	1,591,577	943,865	—
Depreciation	3,967,981	94,063	—
Intangible amortization expense	5,142,417	158,617	—
Acquisition expenses – affiliates	2,776,679	1,089,783	—
Other property acquisition expenses	624,642	198,907	—

Total operating expenses	22,982,579	2,722,210	—

Operating loss	(5,076,880)	(2,256,865)	—
Other income (expense):
Interest expense	(2,908,171)	(116,920)	—
Accretion of fair market value of secured debt	91,061	16,543	—
Debt issuance costs	(1,011,121)	(4,343)	—
Other	(32,430)	—	—

Net loss	(8,937,541)	(2,361,585)	—
Less: Distributions to preferred unitholders in our Operating Partnership	(4,825,139)	(117,472)	—
Less: Accretion of preferred equity costs	(1,621,385)	(28,115)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	93,124	110,787	—

Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(15,290,941)	$(2,396,385)	$—

Net loss per Class A share – basic and diluted	$(2.56)	$(4.59)	$—
Net loss per Class T share – basic and diluted	$(2.56)	$—	$—

Weighted average Class A shares outstanding – basic and diluted	5,923,286	522,223	42
Weighted average Class T shares outstanding – basic and diluted	45,924	—	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2015 and 2014 and the Period from January 8, 2013 (date of inception) through December 31, 2013

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of January 8, 2013 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	100	1	—	—	999	—	—	1,000	—	1,000	—	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	200,000	200,000	—	—

Balance as of December 31, 2013	100	1	—	—	999	—	—	1,000	200,000	201,000	—	—
Gross proceeds from issuance of common stock	1,757,677	1,757	—	—	17,535,145	—	—	17,536,902	—	17,536,902	—	—
Offering costs	—	—	—	—	(3,531,326)	—	—	(3,531,326)	—	(3,531,326)	—	—
Changes to redeemable common stock	—	—	—	—	(73,514)	—	—	(73,514)	—	(73,514)	—	73,514
Distributions ($0.60 per share)	—	—	—	—	—	(311,975)	—	(311,975)	—	(311,975)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	(7,332)	(7,332)	—	—
Issuance of shares for distribution reinvestment plan	7,738	8	—	—	73,506	—	—	73,514	—	73,514	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(2,396,385)	(2,396,385)	—	(2,396,385)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	(110,787)	(110,787)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—		—	—	—	6,517,119	—
Preferred equity issuance costs	—	—	—	—	—	—		—	—	—	(1,517,119)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—		—	—	—	28,115	—

Balance as of December 31, 2014	1,765,515	1,766	—	—	14,004,810	(311,975)	(2,396,385)	11,298,216	81,881	11,380,097	5,028,115	73,514
Gross proceeds from issuance of common stock	18,797,161	18,796	608,918	608	193,085,902	—	—	193,105,306	—	193,105,306	—	—
Offering costs	—	—	—	—	(19,667,131)	—	—	(19,667,131)	—	(19,667,131)	—	—
Changes to redeemable common stock	—	—	—	—	(1,177,289)	—	—	(1,177,289)	—	(1,177,289)	—	1,177,289
Redemptions of common stock	(1,750)	(1)	—	—	—	—	—	(1)	—	(1)	—	(27,320)
Distributions ($0.60 per share)	—	—	—	—	—	(3,581,553)	—	(3,581,553)	—	(3,581,553)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	(12,001)	(12,001)	—	—
Issuance of shares for distribution reinvestment plan	123,865	124	64	1	1,177,164	—	—	1,177,164	—	1,177,289	—	—
Deferred compensation expense	—	—	—	—	11,296	—	—	11,296	—	11,296	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(15,290,941)	(15,290,941)	—	(15,290,941)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	(93,124)	(93,124)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	52,952,380	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	(59,469,500)	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	(132,380)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	1,621,385	—

Balance as of December 31, 2015	20,684,791	$20,685	608,982	$609	$187,434,752	$(3,893,528)	$(17,687,326)	$165,875,192	$(23,244)	$165,851,948	$—	$1,223,483

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014 and the Period from January 8, 2013 (date of inception) through

December 31, 2013

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from January 8, 2013 (date of inception) through December 31,2013
Cash flows from operating activities:
Net loss	$(8,937,541)	$(2,361,585)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,657,330	257,023	—
Accretion of fair market value adjustment of secured debt	(91,061)	(16,543)	—
Expense related to issuance of restricted stock	11,296	—	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(1,516,214)	(145,776)	—
Restricted cash	59,215	(177,701)	—
Accounts payable and accrued liabilities	1,125,839	501,065	—
Due to affiliates	(1,561,104)	1,609,075	—

Net cash used in operating activities	(1,252,240)	(334,442)	—

Cash flows from investing activities:
Purchase of real estate	(136,121,758)	(9,481,306)	—
Additions to real estate facilities	(2,170,514)	(2,255)	—
Deposits on acquisition of real estate facilities	(2,486,163)	(4,000,000)	—
Restricted cash	(86,915)	(205,091)	—

Net cash flows used in investing activities	(140,865,350)	(13,688,652)	—

Cash flows from financing activities:
Gross proceeds from issuance of secured debt	71,981,167	—	—
Principal payments on secured debt	(62,147,740)	(14,280)	—
Proceeds from issuance of preferred equity in our Operating Partnership	52,820,000	5,000,000	—
Redemption of preferred equity in our Operating Partnership	(59,469,500)	—	—
Debt issuance costs	(2,582,779)	(200,842)	—
Gross proceeds from issuance of common stock	190,817,800	17,477,102	1,000
Offering costs	(21,291,432)	(1,710,059)	—
Redemption of common stock	(17,500)	—	—
Issuance of Operating Partnership units	—	—	200,000
Distributions paid to common stockholders	(1,497,802)	(158,037)	—
Distributions paid to preferred unitholders in our Operating Partnership	(4,909,305)	(33,306)	—
Distributions paid to noncontrolling interests in our Operating Partnership	(12,001)	(7,332)	—

Net cash flows provided by financing activities	163,690,908	20,353,246	201,000

Change in cash and cash equivalents	21,573,318	6,330,152	201,000
Cash and cash equivalents, beginning of period	6,531,152	201,000	—

Cash and cash equivalents, end of period	$28,104,470	$6,531,152	$201,000

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,807,997	$116,920	$—
Supplemental disclosure of noncash activities:
Deposit applied to the purchase of real estate facilities	$4,444,491	$—	$—
Proceeds from issuance of common stock in other assets	$2,346,306	$59,800	$—
Disposal of site improvements	$273,963	$—	$—
Transfer from intangibles to real estate facilities to finalize purchase price allocations	$958,000	$—	$—
Additions to construction in process included in accounts payable and accrued liabilities	$369,903	$—	$—
Offering costs included in due to affiliates	$160,512	$1,811,795	$—
Debt issuance costs included in due to affiliates	$—	$441,873	$—
Offering costs included in accounts payable and accrued liabilities	$45,275	$9,472	$—

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from January 8, 2013 (date of inception) through December 31,2013
Redemption of common stock	$9,820	$—	$—
Issuance of shares pursuant to distribution reinvestment plan	$1,177,289	$73,514	$—
Distributions payable	$986,886	$80,424	$—
Preferred equity issuance cost	$—	$1,517,119	$—
Secured debt assumed during the purchase of real estate	$—	$12,618,694	$—
Other assets included in due to affiliates	$—	$461,492	$—
Debt issuance costs included in accounts payable and accrued liabilities	$104,171	$74,690	$—
Distributions payable to preferred unitholders in our Operating Partnership	$—	$84,166	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1. Organization

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (“SSH”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), formerly known as Strategic Storage Trust, Inc., entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with SSH and its affiliates, pursuant to which, effective August 31, 2014, SmartStop acquired the self storage advisory, asset management, property management and investment management businesses of SSH including SSH’s sole membership interest in SmartStop Asset Management, LLC (formerly Strategic Storage Realty Group, LLC), which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors, Chief Executive Officer and President, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement, as amended, authorize 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of $1,000,000,000 of common shares for sale to the public (the “Primary Offering”) and $95,000,000 of common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A Shares and Class T Shares. As of December 31, 2015, we had issued approximately 20.7 million Class A Shares and approximately 0.6 million Class T Shares in our Offering for gross proceeds of approximately $206.1 million and approximately $5.8 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of December 31, 2015 we owned 33 properties and subsequent to December 31, 2015 we acquired an additional seven properties (see Note 11).

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2015, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor. Our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $59.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2015, we had redeemed all of the Preferred Units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the merger. However, any properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of December 31, 2015 and 2014, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $8.0 million and approximately $1.2 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2015 and 2014, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2015 and 2014 we expensed approximately $3.4 million and $1.3 million, respectively, of acquisition-related transaction costs.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our financial statements. We will recognize any measurement adjustments during the period in which we determine the amount of the adjustment to our financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2015 and 2014, no impairment losses were recognized.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

As described in Note 1, after the close of the Merger all of our properties in the United States were re-branded under the Extra Space name. As such, during the three months ended September 30, 2015, the depreciable lives for capitalized SmartStop branded signs were reduced to their estimated remaining useful lives. Depreciation expense for the year ended December 31, 2015 includes approximately $230,000 of accelerated depreciation related to the SmartStop branded signs.

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of December 31, 2015, the gross amounts allocated to in-place lease intangibles was approximately $9.2 million and accumulated amortization of in-please lease intangibles totaled approximately $5.3 million. As of December 31, 2014, the gross amounts allocated to in-place lease intangibles was approximately $2.1 million and accumulated amortization of in-place lease intangibles totaled approximately $0.2 million.

The total estimated amortization expense of intangible assets for the years ending December 31, 2016, and 2017, is approximately $3.8 million, and $100,000, respectively, and none for the years thereafter.

Debt Issuance Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2015 and 2014 accumulated amortization of debt issuance costs totaled approximately $48,000 and approximately $4,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2015, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

December 31, 2015

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

For the year ended December 31, 2015 we received two redemption requests, one for approximately 1,750 shares which was fulfilled in July 2015, and another for approximately 1,095 shares which was fulfilled in January 2016. For the year ended December 31, 2014, we did not receive any requests for redemptions.

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

December 31, 2015

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at December 31, 2015 and 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$13,300,000	$13,237,237	$13,500,000	$13,494,871

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Per Share Data

Basic earnings per share attributable to Strategic Storage Trust II, Inc. for all periods presented are computed by dividing net income (loss) attributable to Strategic Storage Trust II, Inc. by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to Strategic Storage Trust II, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effective of unrestricted stock was not included in the dilutive weighted average shares as such shares were antidilutive.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in the update require an acquirer in a business combination to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record the effect of the adjustments on earnings as if the accounting had been completed at the acquisition date and the acquirer must disclose in its financial statements the portion of the amounts recorded in each line item of current-period earnings that would have been recorded in previous periods if the adjustments to estimated amounts had been recognized as of the acquisition date. The update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted for financial statements that have not been issued. We have early adopted this new guidance and the effect on our financial statements is discussed in Note 3.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2015 and 2014:

Real estate facilities
Balance at December 31, 2013	$—
Facility acquisitions	20,857,000
Improvements and additions	880

Balance at December 31, 2014	20,857,880
Facility acquisitions	132,546,249
Finalized purchase price allocations related to 2014 acquisitions	958,000
Improvements and additions	2,156,384
Asset disposals	(273,963)

Balance at December 31, 2015	$156,244,550

Accumulated depreciation
Balance at December 31, 2013	$—
Depreciation expense	(93,433)

Balance at December 31, 2014	(93,433)
Depreciation expense	(3,936,239)
Asset disposals	273,963

Balance at December 31, 2015	$(3,755,709)

The following table summarizes the purchase price allocation for our acquisitions during the year ended December 31, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Principal of Debt Issued	2015 Revenue(2)	2015 Property Operating Income(3)
La Verne - CA	1/23/2015	$3,986,875	$180,000	$4,166,875	$2,370,000	$705,564	444,668
Chico - CA	1/23/2015	1,736,875	90,000	1,826,875	1,230,000	553,611	313,050
Riverside - CA	1/23/2015	2,696,875	110,000	2,806,875	1,740,000	862,574	482,506
Fairfield - CA	1/23/2015	3,676,875	250,000	3,926,875	2,250,000	621,060	366,104
Littleton - CO	1/23/2015	4,136,875	210,000	4,346,875	2,310,000	568,008	354,357
Crestwood - IL	1/23/2015	2,346,875	140,000	2,486,875	1,650,000	489,340	246,268
Forestville - MD	1/23/2015	6,286,875	410,000	6,696,875	3,870,000	1,033,216	716,896
Upland - CA	1/29/2015	5,966,875	310,000	6,276,875	3,540,000	310,001	134,707
Lancaster - CA	1/29/2015	1,716,875	90,000	1,806,875	1,140,000	411,394	174,715
Santa Rosa - CA	1/29/2015	9,866,875	600,000	10,466,875	5,760,000	475,487	258,042
Vallejo - CA	1/29/2015	4,936,875	350,000	5,286,875	3,360,000	511,791	293,887
Federal Heights - CO	1/29/2015	4,446,875	300,000	4,746,875	2,550,000	557,445	348,501
Santa Ana - CA	2/5/2015	8,896,875	380,000	9,276,875	4,350,000	1,149,866	714,694
La Habra - CA	2/5/2015	4,416,875	190,000	4,606,875	2,340,000	667,218	428,452
Monterey Park - CA	2/5/2015	4,236,875	190,000	4,426,875	2,340,000	482,731	251,907

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Principal of Debt Issued	2015 Revenue(2)	2015 Property Operating Income(3)
Huntington Beach - CA	2/5/2015	10,316,875	560,000	10,876,875	5,760,000	841,183	550,143
Lompoc - CA	2/5/2015	3,746,875	290,000	4,036,875	2,460,000	508,933	248,116
Aurora - CO	2/5/2015	6,716,875	620,000	7,336,875	4,140,000	503,657	281,333
Everett - WA	2/5/2015	4,966,875	230,000	5,196,875	2,190,000	476,990	196,759
Whittier - CA	2/19/2015	5,646,875	270,000	5,916,875	3,330,000	623,323	333,470
Bloomingdale - IL	2/19/2015	4,666,874	330,000	4,996,874	2,520,000	323,982	160,580
Warren I - MI	5/8/2015	3,196,875	240,000	3,436,875	1,620,000	328,826	187,575
Warren II - MI	5/8/2015	3,306,875	330,000	3,636,875	2,040,000	480,171	311,680
Troy - MI	5/8/2015	4,416,875	400,000	4,816,875	2,880,000	343,136	190,639
Sterling Heights - MI	5/21/2015	3,536,875	320,000	3,856,875	2,190,000	251,168	114,146
Beverly - NJ	5/28/2015	2,096,875	80,000	2,176,875	1,365,000	451,703	229,891
Foley - AL(1)	9/11/2015	7,615,000	350,000	7,965,000	—	290,184	171,265
Tampa - FL(1)	11/3/2015	2,962,500	200,000	3,162,500	—	61,468	14,446

2015 Total		$132,546,249	$8,020,000	$140,566,249	$71,295,000	$14,884,030	$8,518,797

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, and acquisition expenses.

Certain purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations within one year of their acquisition date, as further evaluations are completed and additional information is received from third parties.

The following table summarizes our purchase price allocation for our acquisitions during the year ended December 31, 2014:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Principal of Debt Assumed	Allocation of Debt Premium	2014 Revenue(1)	2014 Property Operating Income(2)
Morrisville - NC	11/03/2014	$1,968,000	$250,000	$2,218,000	$1,216,000	$88,000	$57,533	$29,825
Cary - NC	11/03/2014	4,377,500	380,000	4,757,500	2,610,000	187,500	85,820	56,170
Raleigh - NC	11/03/2014	3,670,500	410,000	4,080,500	2,238,000	160,500	76,672	42,563
Myrtle Beach I - SC	11/03/2014	5,584,000	600,000	6,184,000	3,392,000	244,000	132,962	89,847
Myrtle Beach II - SC	11/03/2014	5,257,000	510,000	5,767,000	3,163,000	227,000	112,358	72,799
Finalized Purchase Price Allocations		958,000	(958,000)	—	—	—	—	—

2014 Total		$21,815,000	$1,192,000	$23,007,000	$12,619,000	$907,000	$465,345	$291,204

(1)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(2)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, and acquisition expenses.

We incurred acquisition fees to our Advisor related to the above properties of approximately $2.5 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

During 2015 we completed the purchase price allocations for our five properties acquired in 2014 and recognized the adjustments during the fourth quarter measurement period in 2015. These adjustments had the aggregate impact of increasing our allocation to land by approximately $1.2 million and site improvements by approximately $140,000, with reductions to buildings and intangible assets of approximately $380,000 and $960,000 respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter of 2015 to our consolidated statement of operations, which had the net impact of an increase to depreciation expense of approximately $2,000 and a decrease to intangible amortization expense of approximately $180,000.

We also completed the purchase accounting for the properties acquired during the first and second quarters of 2015 and recognized adjustments during the fourth quarter measurement period, which had the aggregate impact of increasing our allocation to land by approximately $1.2 million, building by approximately $4.2 million, and site improvements by approximately $0.7 million, with reductions to intangible assets of approximately $6.1 million. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter of 2015 to our consolidated statement of operations, which had the net impact of an increase to depreciation expense of approximately $130,000 and a decrease to intangible amortization expense of approximately $450,000.

Note 4. Secured Debt

Raleigh/Myrtle Beach Loan

In connection with the acquisition of the five properties in 2014 (collectively, the “Raleigh/Myrtle Beach Portfolio”), we, through five special purpose entities formed to acquire and hold the properties comprising the Raleigh/Myrtle Beach Portfolio (collectively, the “Raleigh/Myrtle Beach Borrowing Entities”), assumed a secured promissory note with C-III Commercial Mortgage LLC (“C-III”) dated August 30, 2013, in the amount of approximately $12,600,000 (the “Raleigh/Myrtle Beach Promissory Note”). The Raleigh/Myrtle Beach Promissory Note matures in September 2023 and carries a fixed interest rate of 5.73%. The Raleigh/Myrtle Beach Promissory Note has a prepayment lockout for the first two years of the note. After September 2015, we may defease the Raleigh/Myrtle Beach Promissory Note upon the occurrence of certain conditions. The Raleigh/Myrtle Beach Promissory Note is secured by deeds of trust on our interest in three of the properties in the Raleigh/Myrtle Beach Portfolio, a mortgage on our interest in the other two properties comprising the Raleigh/Myrtle Beach Portfolio and certain of the assets of the Raleigh/Myrtle Beach Borrowing Entities. In addition, we and SmartStop executed a guaranty in favor of C-III guaranteeing the payment of the Raleigh/Myrtle Beach Promissory Note (the “Raleigh/Myrtle Beach Guaranty”). The obligations of SmartStop under the Raleigh/Myrtle Beach Guarantee were assumed by a subsidiary of Extra Space in the Merger. The Raleigh/Myrtle Beach Guaranty requires that we and the Extra Space subsidiary, collectively, maintain a net worth of at least $6.0 million and an aggregate liquidity of at least $2.0 million, exclusive of the interest in the Raleigh/Myrtle Beach Portfolio, and provides that the Extra Space subsidiary may be released from the Raleigh/Myrtle Beach Guarantee if we alone meet certain conditions, including net worth and liquidity requirements. As of December 31, 2015 we alone meet such requirements and conditions and have submitted a request to the lender to release the Extra Space subsidiary from the Raleigh/Myrtle Beach Guarantee.

Amended KeyBank Credit Facility

On December 22, 2015, we, through our Operating Partnership, and certain affiliated entities, entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank, as administrative agent and KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and Texas Capital Bank, N.A., and Comerica Bank as co-lenders. The Amended KeyBank Credit Facility replaced our term credit facility with KeyBank in which we had a maximum borrowing capacity of approximately $71.3 million.

Under the terms of the Amended KeyBank Credit Facility, we have a maximum borrowing capacity of $105 million. It is anticipated that the Amended KeyBank Credit Facility will be used to fund our future self storage property acquisitions. The Amended KeyBank Credit Facility may be increased by up to an additional $395 million, to a maximum credit facility size of $500 million, in minimum increments of $10 million, which KeyBank will arrange on a best efforts basis. Subsequent to December 31, 2015 we increased our maximum borrowing capacity to $145 million (see Note 11).

The Amended KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on December 22, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the Amended KeyBank Credit Facility (the “Amended Credit Agreement”). Payments due pursuant to the Amended KeyBank Credit Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The Amended KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

of (x) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Amended Credit Agreement). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Amended Credit Agreement). The Applicable Rate corresponds to our total leverage, as specified in the Amended Credit Agreement. For any ABR Loans, the Applicable Rate is 125 basis points if our total leverage is less than 50%, and 150 basis points if our leverage is greater than 50%. For any Eurodollar Loan, the Applicable Rate is 225 basis points if our total leverage is less than 50% and 250 basis points if our total leverage is greater than 50%.

The Amended KeyBank Credit Facility is fully recourse and is secured by cross-collateralized first mortgage liens on 28 Mortgaged Properties (as defined in the Amended Credit Agreement). The Amended KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders (as defined in the Amended Credit Agreement) shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated December 22, 2015, in favor of the Lenders, we serve as a guarantor of all obligations due under the Amended KeyBank Credit Facility.

Under certain conditions, the Borrower may cause the release of one or more of the properties serving as collateral for the Amended KeyBank Credit Facility, provided that no default or event of default is then outstanding or would reasonably occur as a result of such release, and after taking into account any prepayment of outstanding Loans (as defined in the Amended Credit Agreement) necessary to maintain compliance with the financial covenants.

The Amended KeyBank Credit Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 60% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not at any time to be less than the Base Amount plus 80% of Net Equity Proceeds received after the Effective Date; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than 60%; and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0.

Additionally, on May 21, 2015, our Operating Partnership purchased an interest rate cap with a notional amount of $50 million, such that in no event will our interest rate exceed 5.25% thereon through June 1, 2016.

As of December 31, 2015, we had an outstanding principal balance of $10.0 million on the Amended KeyBank Credit Facility.

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2015:

2016	$174,449
2017	186,921
2018	10,198,075
2019	209,893
2020	220,483
2021 and thereafter	11,448,020

Total payments	22,437,841
Unamortized fair value adjustment	799,396

Total	$23,237,237

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 5. Preferred Equity

Issuance of Preferred Units by our Operating Partnership

On November 3, 2014, we and our Operating Partnership entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P. through September 30, 2015, and a subsidiary of Extra Space effective October 1, 2015 as a result of the Merger. Pursuant to the Unit Purchase Agreement, the Preferred Investor agreed to provide up to $65 million through a preferred equity investment in our Operating Partnership (the “Preferred Equity Investment”), to be used solely for investments in self storage properties, as described in the underlying documents, in exchange for up to 2.6 million preferred units of limited partnership interest of our Operating Partnership (the “Preferred Units”), each having a liquidation preference of $25.00 per Preferred Unit (the “Liquidation Amount”), plus all of accumulated and unpaid distributions.

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

The Preferred Investor invested a total of approximately $59.5 in our Operating Partnership for approximately 2.4 million Preferred Units. Such Preferred Units were owned by Extra Space subsequent to the Merger.

On July 22, 2015, our Operating Partnership redeemed 240,000 Preferred Units for $6 million; on September 23, 2015, our Operating Partnership redeemed 340,000 Preferred Units for $8.5 million; and on October 30, 2015, our Operating Partnership redeemed 1.0 million Preferred Units for $25 million. The Redemption Price for the Preferred Units for the partial redemptions equaled the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions thereon to the date of redemption. On November 9, 2015, our Operating Partnership redeemed the remaining approximately 800,000 Preferred Units for approximately $22 million resulting in the redemption of all of the Preferred Units. The Redemption Price for the Preferred Units for the redemption of the remaining outstanding Preferred Units equaled the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption.

As of December 31, 2015, there were no Preferred Units outstanding and we no longer have any obligations to the Preferred Investor, including the payment of any distributions.

The holders of the Preferred Units received current distributions (the “Current Distributions”) at a rate of a one-month LIBOR plus 6.5% per annum on the Liquidation Amount, payable monthly and calculated on an actual/360 basis. In addition to the Current Distributions, our Operating Partnership had the obligation to elect either (A) to pay the holder of the Preferred Units additional distributions monthly in an amount equal to: (i) 4.35% per annum of the Liquidation Amount through March 31, 2017; and (ii) beginning April 1, 2017, 6.35% per annum of the Liquidation Amount or (B) defer the additional distributions ( the “Deferred Distributions”) in an amount that accumulated monthly in an amount equal to (i) LIBOR plus 10.85% of the Deferred Distributions through March 31, 2017; and (ii) beginning April 1, 2017, LIBOR plus 12.85% of the Deferred Distributions.

The Preferred Units could be redeemed by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price (the “Redemption Price”) for the Preferred Units was equal to: (i) in the event of a partial redemption, the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions thereon to the date of redemption; and (ii) in the event of the redemption of all outstanding Preferred Units, the sum of the Liquidation Amount plus all accumulated and unpaid Current Distributions and any accumulated Deferred Distributions thereon to the date of redemption. If fewer than all of the outstanding Preferred Units were to be redeemed at the option of our Operating Partnership, the Preferred Units to be redeemed would be determined pro rata or by lot or in such other manner as determined by us, as the general partner of our Operating Partnership to be fair and equitable to all holders of the Preferred Units.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The holder of the Preferred Units could have required our Operating Partnership to repurchase the Preferred Units upon the occurrence of any of the following (each an “Optional Repurchase Event”) and as defined within the Amendment: (A) a breach of any of the Protective Provisions; (B) an Event of Default; (C) a Change of Control that has not been consented to in accordance with the terms of the Amendment; (D) our failure to qualify as a REIT under the Internal Revenue Code; or (E) the occurrence and continuance of a monetary or a material default beyond any applicable cure period under any of the loan documents for each of the properties in our portfolio. The repurchase price for the Preferred Units would have been the Redemption Price.

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

December 31, 2015

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

Dealer Manager Agreement

Our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A shares and Class T shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan); (iii) the fifth anniversary of the last day of the fiscal quarter in which our Public Offering (excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering.

Affiliated Dealer Manager

Our Chief Executive Officer and President owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective, August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Through September 30, 2015, each of our self storage properties was managed by our Property Manager under separate property management agreements. Under each agreement, our Property Manager received a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses included wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also received a one-time fee for each property acquired by us that was managed by our Property Manager in the

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

amount of $3,750. In the event that our Property Manager assisted with the development or redevelopment of a property, we paid a separate market-based fee for such services. In addition, our Property Manager was entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and an administration fee equal to $0.50 a month for each insurance policy purchased by a tenant at one of our properties in connection with the tenant insurance program. Additionally, each agreement included a non-solicitation provision and a provision regarding the Property Manager’s use of trademarks and other intellectual property owned by SmartStop.

As of October 1, 2015, each of our self storage properties are subject to separate property management agreements with our Property Manager, which in turn has entered into sub-property management agreements with Extra Space, which provides on-site management of our properties. Such agreements were entered into effective on October 1, 2015. Under the property management agreements, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

The sub-property management agreements between our Property Manager and Extra Space are substantially the same as the property management agreements between us and our Property Manager. Under the sub-property management agreements, our Property Manager pays Extra Space a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee is due and payable to Extra Space for the months of January and July each year during the term. Extra Space has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The sub-property management agreements also have a three year term and automatically renew for successive one year periods thereafter, unless our Property Manager or Extra Space provides prior written notice at least 90 days prior to the expiration of the term. Our Property Manager may terminate the sub-property management agreement without cause at any time during the initial three year term if it pays Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, our Property Manager may terminate a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space may terminate a property management agreement on 60 days prior written notice to our Property Manager.

In addition, we entered into an agreement with Extra Space and our Property Manager in which we agreed that, subject to certain limitations, our Property Manager will retain Extra Space as sub-property manager for all self storage properties we acquire in the United States that will be managed by our Property Manager.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2015 and 2014, and any related amounts payable as of December 31, 2015 and 2014 (there were no related party costs during the period from January 8, 2013 (date of inception) through December 31, 2013):

	Year Ended December 31, 2014			Year Ended December 31, 2015
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$862,827	$26,326	$836,501	$1,200,003	$1,988,533	$47,971
Asset management fees	22,254	—	22,254	865,757	888,011	—
Property management fees(1)	47,287	—	47,287	1,259,135	1,306,422	—
Acquisition expenses	1,089,783	386,750	703,033	2,776,679	3,479,712	—
Capitalized
Debt issuance costs	441,873	—	441,873	214,006	655,879	—
Other assets	461,492	—	461,492	77,556	539,048	—
Additional Paid-in Capital
Selling commissions	1,201,157	1,201,157	—	14,761,271	14,761,271	—
Dealer Manager fee	514,781	508,902	5,879	3,690,318	3,535,685	160,512
Offering costs	1,805,916	—	1,805,916	319,882	2,125,798	—

Total	$6,447,370	$2,123,135	$4,324,235	$25,164,607	$29,280,359	$208,483

(1)	During the year ended December 31, 2015, property management fees included approximately $0.3 million of fees paid to the sub-property manager of our properties.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Tenant Insurance Program

Prior to the closing of the Merger on October 1, 2015, SmartStop participated in a tenant reinsurance program whereby customers of our self storage facilities were able to purchase insurance to cover damage or destruction to their property while stored at our facilities. SmartStop invested in a Cayman Islands company (the “Reinsurance Company”) that insured a portion of the insurance required by the program insurer to cover the risks of loss at participating facilities in the program. The program insurer provided fees (approximately 50% of the tenant premium paid) to us as owner of the facilities. The Reinsurance Company was required to fund additional capital or entitled to receive distributions of profits depending on actual losses incurred under the program. Commensurate with the effective date of the Self Administration and Investment Management Transaction of August 31, 2014, SmartStop acquired its interest in the Reinsurance Company from our Chief Executive Officer and President. For the years ended December 31, 2015 and 2014, we recorded revenue of approximately $260,000 and approximately $12,000, respectively, from the program insurer. Effective October 1, 2015, Extra Space was entitled to all tenant insurance revenues for properties located in the United States and we will no longer receive any such tenant insurance revenues.

Extra Space Self Storage

In connection with the merger of SmartStop into Extra Space, certain of our executive officers, including H. Michael Schwartz, Paula Mathews, Michael McClure and James Berg, received units of limited partnership interest in Extra Space Storage LP, the operating partnership for Extra Space, in exchange for units of limited partnership of SmartStop Self Storage Operating Partnership, L.P., the operating partnership for SmartStop, owned by such executives.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share is 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2015, we had sold approximately 132,000 shares through our distribution reinvestment plan offering for Class A Shares and 64 shares for our Class T Shares.

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

December 31, 2015

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

For the year ended December 31, 2015, we received two redemption requests, one for approximately 1,750 shares which was fulfilled in July 2015, and another for approximately 1,095 shares which was fulfilled in January 2016. For the year ended December 31, 2014, we did not receive any requests for redemptions.

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

December 31, 2015

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 8. Declaration of Distributions

On December 3, 2015, our board of directors declared a distribution rate for the first quarter of 2016 of $0.00163934426 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2016 and continuing on each day thereafter through and including March 31, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

Note 9. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2015 and 2014 as if the Company’s acquisitions discussed in Note 3 were completed as of January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Pro forma revenue	$21,017,312	$19,674,346
Pro forma operating expenses	$19,783,189	$21,687,080
Pro forma net loss attributable to common stockholders	$(9,194,927)	$(13,171,002)

The pro forma financial information for the years ended December 31, 2015 and 2014 were adjusted to exclude approximately $3.4 million and $1.3 million, respectively, for acquisition related expenses.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2015 and 2014 (there were no operations during the period from January 8, 2013 (date of inception) through December 31, 2013):

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015(1)
Total revenues	$3,006,780	$4,488,212	$5,053,724	$5,356,983
Total operating expenses	$5,925,633	$5,613,146	$5,989,195	$5,454,605
Operating loss	$(2,918,853)	$(1,124,934)	$(935,471)	$(97,622)
Net loss	$(3,580,205)	$(1,990,815)	$(1,854,575)	$(1,511,945)
Net loss attributable to the Company	$(4,979,729)	$(4,037,637)	$(3,739,454)	$(2,534,121)
Net loss per Class A Share-basic and diluted	$(2.26)	$(1.36)	$(0.82)	$(0.18)
Net loss per Class T Share-basic and diluted	$—	$—	$—	$(0.18)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$—	$—	$465,345
Total operating expenses	$—	$866,991	$498,335	$1,356,884
Operating loss	$—	$(866,991)	$(498,335)	$(891,539)
Net loss	$—	$(866,991)	$(498,335)	$(996,259)
Net loss attributable to the Company	$—	$(789,137)	$(482,603)	$(1,124,645)
Net loss per Class A Share-basic and diluted	$—	$(7.90)	$(0.77)	$(0.84)
Net loss per Class T Share-basic and diluted	$—	$—	$—	$—

(1)	Includes a net decrease of approximately $500,000 of depreciation and amortization expense related to the finalization of purchase price allocations.

As discussed in Note 3, during 2015 we completed the purchase price allocations for our five properties acquired in 2014 and 26 properties acquired in 2015 and recognized the cumulative measurement period adjustments in our consolidated statement of operations during the fourth quarter of 2015. If such measurement period adjustments were retroactively recorded they would have had the net impact of increasing depreciation by approximately none, $25,000, $50,000, and $60,000 and decreasing intangible amortization expense by approximately $30,000, $160,000, $220,000, and $230,000, respectively related to the fourth quarter of 2014 and the first, second and third quarters of 2015. However, as discussed in Note 2 we early adopted new amended accounting guidance and the cumulative measurement period adjustments were recorded in the fourth quarter.

Note 11. Subsequent Events

Dividend Declaration

On March 22, 2016, our board of directors declared distributions in the amount of $0.00163934426 per day per share (equivalent to an annualized distribution rate of 6.00% assuming the Class A share was purchased for $10.00, and an annualized distribution rate of 6.34% assuming the Class T share was purchased for $9.47) on the outstanding shares of common stock payable to both Class A and Class T stockholders of record at the close of business on each day during the period from April 1, 2016 through June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

Acquisitions

Acquisition of Boynton Beach Property

On January 7, 2016, we purchased a self storage facility located in Boynton Beach, Florida (the “Boynton Beach Property”). We acquired the Boynton Beach Property from an unaffiliated third party for a purchase price of approximately $17.9 million, plus closing costs and acquisition fees. Our Advisor earned approximately $0.3 million in acquisition fees in connection with this acquisition. We financed the acquisition of the Boynton Beach Property with net proceeds from our Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Acquisition of Lancaster Property

On January 11, 2016, we purchased a self storage facility located in Lancaster, California (the “Lancaster Property”). We acquired the Lancaster Property from an unaffiliated third party for a purchase price of approximately $4.7 million, plus closing costs and acquisition fees. Our Advisor earned approximately $80,000 in acquisition fees in connection with the acquisition. We financed the acquisition of the Lancaster Property with net proceeds from our Offering.

Acquisition of Toronto Portfolio

On February 11, 2016, we purchased three self storage facilities located in the Burlington, Milton and Oakville areas of Toronto, Canada (the “Toronto Portfolio”). We acquired the Toronto Portfolio from an unaffiliated third party for a U.S. dollar equivalent purchase price of approximately $38.2 million, plus closing costs and acquisition fees. Our Advisor earned approximately $670,000 in acquisition fees in connection with this acquisition. We financed the acquisition of the Toronto Portfolio with a combination of net proceeds from our Offering, assumptions of existing mortgages and a new loan.

Since the Toronto Portfolio is located in Canada, our Property Manager will manage the Toronto Portfolio and such properties will be branded using the SmartStop® Self Storage brand.

In connection with the acquisition of the Toronto Portfolio, we, through two special purpose entities formed to acquire and hold two of the properties, assumed two secured loans with Wells Fargo Bank (“Wells Fargo”).

We assumed a loan dated June 10, 2014 with Wells Fargo in the U.S. dollar equivalent principal amount of approximately $6.9 million (the “Burlington Loan”) at closing that is secured by the property located in Burlington (the “Burlington Property”). The Burlington Loan accrues interest at a fixed rate of 6.05% annually on approximately $4.7 million of principal amount and a floating rate equal to the three-month CDOR Rate (as defined in the loan agreement) plus 4.05% annually on approximately $2.2 million of principal amount. The Burlington Loan matures on October 15, 2018. The Burlington Loan is secured by a first mortgage on the Burlington Property. In addition, we executed a guaranty in favor of Wells Fargo guaranteeing 50% of the Burlington Loan amount.

We also assumed a loan dated October 15, 2013 with Wells Fargo in the U.S. dollar equivalent principal amount of approximately $4.8 million (the “Milton Loan”) at closing that is secured by the property located in Milton (the “Milton Property”). The Milton Loan matures on October 15, 2018 and carries a fixed interest rate of 5.81%. The Milton Loan is secured by a first mortgage on the Milton Property. In addition, we executed a guaranty in favor of Wells Fargo guaranteeing 50% of the Milton Loan amount.

In connection with the closing of the property located in Oakville (the “Oakville Property”), a special purpose entity formed to acquire and hold the Oakville Property entered into a new loan with the Bank of Montreal (“BMO”) in an amount up to approximately the U.S. dollar equivalent of $10.8 million (the “Oakville Loan”) with respect to which interest accrues at the BMO’s prime rate plus 1.75% per annum. At closing, approximately $7.1 million was outstanding on the Oakville Loan. The balance of approximately $3.7 million will be used in connection with future construction of a retail component at the Oakville Property. The Oakville Loan matures on December 31, 2017. In addition, we provided a guaranty in connection with the Oakville Loan in the U.S. dollar equivalent amount of $7.2 million.

Acquisition of Appleby Portfolio

On February 29, 2016, we purchased two self storage facilities located in the Burlington and Oakville areas of Toronto, Canada (the “Appleby Portfolio”). We acquired the Appleby Portfolio from an unaffiliated third party for a U.S. dollar equivalent purchase price of approximately $21.4 million, plus closing costs and acquisition fees. Our Advisor earned approximately $370,000 in acquisition fees in connection with this acquisition. We financed the acquisition of the Appleby Portfolio with a combination of net proceeds from our Offering and new debt.

In connection with the Appleby Portfolio, we, through four property holding special purpose entities, entered into a loan agreement with Fifth Third Bank (the “Fifth Third Loan”). The loan agreement (the “Fifth Third Loan Agreement”) provides for a non-revolving loan in the U.S. dollar equivalent principal amount of $12.4 million (the “Loan Amount”).

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The Loan Amount incurs interest at a rate equal to CDOR on such day plus 2.50% per annum. Principal and interest payments must be made monthly. The Fifth Third Loan may be prepaid at any time as long as we provide 30 days prior written notice. The Fifth Third Loan is secured by the Appleby Portfolio properties and matures on February 28, 2021.

Pursuant to the Fifth Third Loan Agreement, we must maintain a debt service coverage ratio of no less than the following: (a) prior to March 31, 2018, 1.25 to 1.00; and (b) thereafter, 1.30 to 1.00. We must also maintain a tangible net worth of at least $50 million. In addition, we executed a guaranty in favor of Fifth Third Bank guaranteeing 20% of the Loan Amount.

Potential Acquisitions

Potential Acquisition of Seven Properties

On February 4, 2016, one of our subsidiaries executed a purchase and sale agreement with certain subsidiaries of Extra Space (the “Seven Property Purchase Agreement”) for the acquisition of seven self storage facilities, five of which are located in Ohio and two of which are located in Indiana (the “Seven Properties”). The purchase price for the Seven Properties is approximately $18 million, plus closing costs and acquisition fees.

We expect to close on the acquisition of the Seven Properties in the second quarter of 2016 and to fund such acquisition with net proceeds from our Offering.

Potential Acquisition of Sacramento Property

On March 2, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party (the “Sacramento Purchase Agreement”) for the acquisition of a self storage facility located in Sacramento, California (the “Sacramento Property”). The purchase price for the Sacramento Property is approximately $8.2 million, plus closing costs and acquisition fees.

We expect to close on the acquisition of the Sacrament Property in the second quarter of 2016 and to fund such acquisition with net proceeds from our Offering.

Potential Acquisition of Port St. Lucie Property

On March 9, 2016, one of our subsidiaries executed a purchase and sale agreement (the “Port St. Lucie Purchase Agreement”) with an unaffiliated third party for the acquisition of a self storage facility located in Port St. Lucie, Florida (the “Port St. Lucie Property”). The purchase price for the Port St. Lucie Property is approximately $9.8 million, plus closing costs and acquisition fees.

We expect to close on the acquisition of the Port St. Lucie Property in the second quarter of 2016 and to fund such acquisition with net proceeds from our public offering.

Potential Acquisition of Oakland Portfolio

On March 25, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party (the “Oakland Purchase Agreement”) for the acquisition of two self storage facilities located in Oakland, California (the “Oakland Properties”). The purchase price for the Oakland Properties is approximately $50 million, plus closing costs and acquisition fees.

We expect to close on the acquisition of the Oakland Properties in the second or third quarter of 2016 and to fund such acquisition with net proceeds from our Offering and an assumption of an existing mortgage.

Potential Acquisition of 27 Property Portfolio

On March 25, 2016, one of our subsidiaries executed purchase and sale agreements with unaffiliated third parties (the “27 Property Purchase Agreement”) for the acquisition of 22 self storage facilities (10 in Florida, 11 in North Carolina, and one in Maryland), four parcels of land adjacent to the North Carolina properties and one redevelopment property in North Carolina (the “27 Property Portfolio”). The purchase price for the 27 Property Portfolio is approximately $371 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the 27 Property Portfolio in the second and/or third quarters of 2016 and to fund such acquisition with net proceeds from our Offering, a drawdown on our existing credit facility, an assumption of an existing mortgage, and other potential debt financing.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Update to the KeyBank Credit Facility

On February 18, 2016, we, through our Operating Partnership, and certain affiliated entities, entered into a first amendment and joinder to amended and restated credit agreement (the “First Amendment”) with KeyBank National Association, as administrative agent (“KeyBank”). Under the terms of the First Amendment, we added an additional $40 million to our maximum borrowing capacity for a total of $145 million with the admission of US Bank National Association (the “Subsequent Lender”). It is anticipated that the additional borrowing capacity will be used to fund our future self storage property acquisitions. The Subsequent Lender also became a party to the Amended KeyBank Facility through a joinder agreement in the First Amendment.

As of March 29, 2016, there was no outstanding principal balance under the Amended KeyBank Facility.

Forward Contract to Hedge Exposure to Foreign Currency Rate Fluctuations

On March 8, 2016 we entered into a foreign currency forward contract (the “Forward Contract”) in order to hedge foreign currency exposure related to our investment in subsidiaries that hold properties we recently acquired in Canada. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the Forward Contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the Forward Contract. The Forward Contract has a notional amount of $42.5 million CAD, a duration of 12 months, and a forward rate of approximately 1.339.

Offering Status

As of March 21, 2016, in connection with our Primary Offering we have issued approximately 29.4 million Class A shares of our common stock and approximately 1.5 million Class T shares of our common stock for gross proceeds of approximately $292.6 million and approximately $14.6 million, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

			Initial Cost to Company				Gross Carrying Amount at December 31, 2015
Description	ST	Encumbrance	Land	Building and Improvements	Total	Net Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$1,198,757	$531,000	$1,891,000	$2,422,000	$88,983	$531,000	$1,979,983	$2,510,983	$83,708	2004	11/3/2014
Cary	NC	2,571,986	1,064,000	3,301,000	4,365,000	46,214	1,064,000	3,347,214	4,411,214	141,441	1998/2005/ 2006	11/3/2014
Raleigh	NC	2,206,165	1,186,000	2,540,000	3,726,000	57,844	1,186,000	2,597,844	3,783,844	127,964	1999	11/3/2014
Myrtle Beach I	SC	3,343,018	1,482,000	4,476,000	5,958,000	113,317	1,482,000	4,589,317	6,071,317	196,827	1998/2005- 2007	11/3/2014
Myrtle Beach II	SC	3,117,914	1,690,000	3,654,000	5,344,000	65,715	1,690,000	3,719,715	5,409,715	165,230	1999/ 2006	11/3/2014
Whittier	CA	442,513	2,730,000	2,916,875	5,646,875	70,514	2,730,000	2,987,389	5,717,389	109,586	1989	02/18/15
La Verne	CA	312,428	1,950,000	2,036,875	3,986,875	48,802	1,950,000	2,085,677	4,035,677	86,027	1986	01/23/15
Santa Ana	CA	697,196	4,890,000	4,006,875	8,896,875	79,368	4,890,000	4,086,243	8,976,243	156,474	1978	02/05/15
Upland	CA	467,589	2,950,000	3,016,875	5,966,875	65,035	2,950,000	3,081,910	6,031,910	120,812	1979	01/29/15
La Habra	CA	346,125	2,060,000	2,356,875	4,416,875	29,840	2,060,000	2,386,715	4,446,715	80,604	1981	02/05/15
Monterey Park	CA	332,019	2,020,000	2,216,875	4,236,875	51,694	2,020,000	2,268,569	4,288,569	72,211	1987	02/05/15
Huntington Beach	CA	808,473	5,460,000	4,856,875	10,316,875	69,502	5,460,000	4,926,377	10,386,377	179,856	1986	02/05/15
Chico	CA	136,109	400,000	1,336,875	1,736,875	25,705	400,000	1,362,580	1,762,580	49,909	1984	01/23/15
Lancaster	CA	134,541	200,000	1,516,875	1,716,875	58,408	200,000	1,575,283	1,775,283	63,952	1980	01/29/15
Riverside	CA	211,338	370,000	2,326,875	2,696,875	46,883	370,000	2,373,758	2,743,758	85,830	1985	01/23/15
Fairfield	CA	288,135	730,000	2,946,875	3,676,875	28,506	730,000	2,975,381	3,705,381	110,100	1984	01/23/15
Lompoc	CA	293,621	1,000,000	2,746,875	3,746,875	47,068	1,000,000	2,793,943	3,793,943	99,532	1982	02/05/15
Santa Rosa	CA	773,209	3,150,000	6,716,875	9,866,875	67,778	3,150,000	6,784,653	9,934,653	251,399	1979- 1981	01/29/15
Vallejo	CA	—	990,000	3,946,875	4,936,875	60,847	990,000	4,007,722	4,997,722	145,671	1981	01/29/15
Federal Heights	CO	348,476	1,100,000	3,346,875	4,446,875	58,584	1,100,000	3,405,459	4,505,459	140,212	1983	01/29/15
Aurora	CO	526,362	810,000	5,906,875	6,716,875	51,948	810,000	5,958,823	6,768,823	211,718	1984	02/05/15
Littleton	CO	324,183	1,680,000	2,456,875	4,136,875	27,361	1,680,000	2,484,236	4,164,236	95,128	1985	01/23/15
Bloomingdale	IL	365,716	810,000	3,856,874	4,666,874	47,620	810,000	3,904,494	4,714,494	129,121	1987	02/18/15
Crestwood	IL	183,911	250,000	2,096,875	2,346,875	100,573	250,000	2,197,448	2,447,448	79,090	1987	01/23/15
Forestville	MD	492,666	1,940,000	4,346,875	6,286,875	82,979	1,940,000	4,429,854	6,369,854	189,219	1988	01/23/15
Warren I	MI	250,520	230,000	2,966,875	3,196,875	63,649	230,000	3,030,524	3,260,524	75,613	1996	05/08/15
Sterling Heights	MI	277,164	250,000	3,286,875	3,536,875	60,591	250,000	3,347,466	3,597,466	74,294	1977	05/21/15
Troy	MI	346,125	240,000	4,176,875	4,416,875	65,279	240,000	4,242,154	4,482,154	140,058	1988	05/08/15
Warren II	MI	259,140	240,000	3,066,875	3,306,875	67,513	240,000	3,134,388	3,374,388	79,350	1987	05/08/15
Beverly	NJ	164,320	400,000	1,696,875	2,096,875	26,318	400,000	1,723,193	2,123,193	37,430	1988	05/28/15
Everett	WA	389,225	2,010,000	2,956,875	4,966,875	50,949	2,010,000	3,007,824	5,017,824	97,276	1986	02/05/15
Foley	AL	596,743	1,830,000	5,785,000	7,615,000	53,850	1,830,000	5,838,850	7,668,850	68,819	1985/1996/ 2006	09/11/15
Tampa	FL	232,154	1,010,000	1,952,500	2,962,500	4,064	1,010,000	1,956,564	2,966,564	11,248	1985	11/03/15

		$22,437,841	$47,653,000	$106,708,249	$154,361,249	$1,883,301	$47,653,000	$108,591,550	$156,244,550	$3,755,709

Activity in real estate facilities during 2015 was as follows:

Real estate facilities
Balance at December 31, 2014	$20,857,880
Facility acquisitions	132,546,249
Finalized purchase price allocations related to 2014 acquisitions	958,000
Improvements and additions	2,156,384
Asset disposals	(273,963)

Balance at December 31, 2015	$156,244,550

Accumulated depreciation
Balance at December 31, 2014	$(93,433)
Depreciation expense	(3,936,239)
Asset disposals	273,963

Balance at December 31, 2015	$(3,755,709)

S-1

EXHIBIT INDEX

Exhibit No.	Description

1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on December 11, 2013, Commission File No. 333-190983

1.2	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Articles of Amendment of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3	Articles Supplementary of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-190983

10.1	Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.2	Advisory Agreement by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P. and Strategic Storage Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.3	Strategic Storage Trust II, Inc. Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-190983

10.4	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.5	26 Property Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.6	Partial Assignment of one of the properties of the 26 Property Portfolio, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.7	Raleigh/Myrtle Beach Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.8	Partial Assignment of one of the properties of the Raleigh/Myrtle Beach Portfolio, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.9	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.10	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P. , incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

Exhibit No.	Description

10.11	Raleigh/Myrtle Beach Promissory Note, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.12	Raleigh/Myrtle Beach Loan Assumption, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.13	Raleigh/Myrtle Beach Guaranty, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.14	Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

10.15	Amended and Restated Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 28, 2015, Commission File No. 333-190983

10.16	Amended and Restated KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on December 28, 2015, Commission File No. 333-190983

21.1	Subsidiaries of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the Year Ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*	Filed herewith.