Form 10-Q
period 2016-03-31
Strategic Storage Trust II, Inc.
filed 2016-05-16
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-55617

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

As of May 10, 2016, there were 36,925,232 outstanding shares of Class A common stock and 2,792,234 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Real estate facilities:
Land	$63,588,013	$47,653,000
Buildings	163,581,675	97,941,472
Site improvements	13,562,956	10,650,078

	240,732,644	156,244,550
Accumulated depreciation	(5,204,408)	(3,755,709)

	235,528,236	152,488,841
Construction in process	700,130	385,408

Real estate facilities, net	236,228,366	152,874,249
Cash and cash equivalents	63,573,265	28,104,470
Restricted cash	477,403	410,492
Other assets	9,223,616	6,017,845
Debt issuance costs, net of accumulated amortization	2,312,366	2,128,806
Intangible assets, net of accumulated amortization	5,499,751	3,910,966

Total assets	$317,314,767	$193,446,828

LIABILITIES AND EQUITY
Secured debt	$46,377,093	$23,029,775
Accounts payable and accrued liabilities	3,751,286	2,146,253
Due to affiliates	507,534	208,483
Distributions payable	1,536,052	986,886

Total liabilities	52,171,965	26,371,397

Commitments and contingencies (Note 8)
Redeemable common stock	2,347,590	1,223,483

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 31,319,287 and 20,684,791 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	31,319	20,685
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 1,815,945 and 608,982 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,816	609
Additional paid-in capital	292,036,297	187,434,752
Distributions	(7,761,947)	(3,893,528)
Accumulated deficit	(22,192,530)	(17,687,326)
Accumulated other comprehensive income	709,935	—

Total Strategic Storage Trust II, Inc. equity	262,824,890	165,875,192

Noncontrolling interests in our Operating Partnership	(29,678)	(23,244)

Total equity	262,795,212	165,851,948

Total liabilities and equity	$317,314,767	$193,446,828

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Self storage rental revenue	$6,196,842	$2,935,729
Ancillary operating revenue	37,747	71,051

Total revenues	6,234,589	3,006,780

Operating expenses:
Property operating expenses	2,496,864	1,190,114
Property operating expenses – affiliates	701,309	424,933
General and administrative	694,768	395,673
Depreciation	1,457,284	574,934
Intangible amortization expense	1,854,765	991,059
Acquisition expenses—affiliates	1,623,205	2,044,203
Other property acquisition expenses	1,220,731	304,717

Total operating expenses	10,048,926	5,925,633

Operating loss	(3,814,337)	(2,918,853)
Other income (expense):
Interest expense	(482,207)	(531,575)
Accretion of fair market value of secured debt	35,726	19,216
Debt issuance costs	(218,108)	(96,749)
Other	(29,728)	(52,244)

Net loss	(4,508,654)	(3,580,205)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(1,114,970)
Less: Accretion of preferred equity costs	—	(329,684)
Net loss attributable to the noncontrolling interests in our Operating Partnership	3,450	45,130

Net loss attributable to Strategic Storage Trust II, Inc. common shareholders	$(4,505,204)	$(4,979,729)

Net loss per Class A share – basic and diluted	$(0.17)	$(2.26)
Net loss per Class T share – basic and diluted	$(0.17)	—

Weighted average Class A shares outstanding – basic and diluted	25,081,631	2,199,941
Weighted average Class T shares outstanding – basic and diluted	1,037,718	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(4,508,654)	$(3,580,205)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,696,285	—
Foreign currency forward contract loss	(986,350)	—

Other comprehensive income (loss)	709,935	—

Comprehensive loss	(3,798,719)	(3,580,205)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(1,114,970)
Less: Accretion of preferred equity costs	—	(329,684)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,907	45,130

Comprehensive loss attributable to Strategic Storage Trust II, Inc. common shareholders.	$(3,795,812)	$(4,979,729)

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2015	20,684,791	$20,685	608,982	$609	$187,434,752	$(3,893,528)	$(17,687,326)	$—	$165,875,192	$(23,244)	$165,851,948	$1,223,483
Gross proceeds from issuance of common stock	10,465,689	10,465	1,202,807	1,203	115,548,060	—	—	—	115,559,728	—	115,559,728	—
Offering costs	—	—	—	—	(10,953,418)	—	—	—	(10,953,418)	—	(10,953,418)	—
Changes to redeemable common stock	—	—	—	—	(1,651,475)	—	—	—	(1,651,475)	—	(1,651,475)	1,651,475
Redemptions of common stock	(1,096)	(1)	—	—	—	—	—	—	(1)	—	(1)	(527,368)
Distributions ($0.15 per share)	—	—	—	—	—	(3,868,419)	—	—	(3,868,419)	—	(3,868,419)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,984)	(2,984)	—
Issuance of shares for distribution reinvestment plan	169,903	170	4,156	4	1,651,301	—	—	—	1,651,475	—	1,651,475	—
Stock compensation expense	—	—	—	—	7,077	—	—	—	7,077	—	7,077	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(4,505,204)	—	(4,505,204)	—	(4,505,204)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(3,450)	(3,450)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,696,285	1,696,285	—	1,696,285	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(986,350)	(986,350)	—	(986,350)	—

Balance as of March 31, 2016	31,319,287	$31,319	1,815,945	$1,816	$292,036,297	$(7,761,947)	$(22,192,530)	$709,935	$262,824,890	$(29,678)	$262,795,212	$2,347,590

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,508,654)	$(3,580,205)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	3,530,157	1,662,742
Accretion of fair market value adjustment of secured debt	(35,726)	(19,216)
Expense related to issuance of restricted stock	7,077	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(1,300,408)	(1,057,471)
Restricted cash	(47,241)	6,029
Accounts payable and accrued liabilities	321,280	703,522
Due to affiliates	178,813	2,824,133

Net cash (used in) provided by operating activities	(1,854,702)	539,534

Cash flows from investing activities:
Purchase of real estate	(69,280,821)	(110,530,000)
Additions to real estate facilities	(1,051,833)	(80,236)
Restricted cash	(19,670)	(27,870)
Deposits on acquisition of real estate facilities	(3,800,000)	(555,509)

Net cash flows used in investing activities	(74,152,324)	(111,193,615)

Cash flows from financing activities:
Proceeds from issuance of secured debt	24,598,907	61,200,000
Principal payments on secured debt	(15,044,039)	(43,217)
Proceeds from issuance of preferred equity in our Operating Partnership	—	49,820,000
Debt issuance costs	(869,131)	(1,121,764)
Gross proceeds from issuance of common stock	115,408,434	8,153,893
Offering costs	(10,810,880)	(1,762,349)
Redemption of common stock	(9,820)	—
Distributions paid to common stockholders	(1,667,776)	(180,596)
Distributions paid to preferred unitholders in our Operating Partnership	—	(123,931)
Distributions paid to noncontrolling interests in our Operating Partnership	(2,986)	(2,959)

Net cash flows provided by financing activities	111,602,709	115,939,077

Impact of foreign exchange rate changes on cash	(126,888)	—

Change in cash and cash equivalents	35,468,795	5,284,996
Cash and cash equivalents, beginning of period	28,104,470	6,531,152

Cash and cash equivalents, end of period	$63,573,265	$11,816,148

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$456,241	$290,502
Supplemental disclosure of noncash activities:
Purchase of real estate in accounts payable and accrued liabilities	$—	$984,374
Additions to construction in process in accounts payable and accrued liabilities	$226,396	$193,936
Deposits applied to purchase of real estate facilities	$2,019,933	$—
Proceeds from issuance of common stock in other assets	$2,498,604	$127,345
Secured debt assumed during purchase of real estate facilities	$12,279,762	$—
Redemption of common stock included in accounts payable and accrued liabilities	$527,368	$—
Other assets included in due to affiliates	$—	$77,556
Offering costs included in due to affiliates	$283,485	$151,811
Offering costs included in accounts payable and accrued liabilities	$65,845	$26,26 0
Deferred financing costs included in due to affiliates	$—	$64,006
Foreign currency forward contract loss included in accounts payable and accrued liabilities	$986,350	$—
Issuance of shares pursuant to distribution reinvestment plan	$1,651,475	$99,453
Distributions payable	$1,536,052	$125,828
Distributions payable to preferred unitholders in our Operating Partnership	$—	$1,028,402
Preferred equity issuance costs	$—	$124,862

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 1. Organization

Strategic Storage Trust II, Inc., a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust II, Inc.

Strategic Storage Holdings, LLC, a Delaware limited liability company (“SSH”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with SSH and its affiliates, pursuant to which, effective August 31, 2014, SmartStop acquired the self storage advisory, asset management, property management and investment management businesses of SSH including SSH’s sole membership interest in SmartStop Asset Management, LLC (formerly Strategic Storage Realty Group, LLC), which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement, as amended, authorize 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A Shares and Class T Shares. As of March 31, 2016, we had issued approximately 31.3 million Class A Shares and approximately 1.8 million Class T Shares in our Offering for gross proceeds of approximately $311.9 million and approximately $17.2 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of March 31, 2016 we owned 40 properties and subsequent to March 31, 2016 we acquired an additional nine properties (see Note 12).

On April 8, 2016, our board of directors, upon recommendation of its nominating and corporate governance committee, approved an estimated value per share of our common stock of $10.09 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2015. See our Current Report on Form 8-K filed with the SEC on April 11, 2016 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As a result of the calculation of our estimated value per share, effective on April 14, 2016, the offering price of Class A Shares increased from $10.00 per share to $11.21 per share and the offering price of Class T Shares increased from $9.47 per share to $10.62 per share. Our board of directors determined the new per share offering price of each class of stock by taking the $10.09 estimated value per share and adding the per share up-front sales commissions and dealer manager fees to be paid

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

with respect to the Class A Shares and Class T Shares, respectively, such that after the payment of such commissions and dealer manager fees, the net proceeds to us will be the same for both Class A Shares and Class T Shares. In addition, effective April 21, 2016, shares sold pursuant to our distribution reinvestment plan are sold at $10.09 per share for Class A and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of March 31, 2016, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor. Our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $59.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2015, we had redeemed all of the Preferred Units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada will be managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

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

March 31, 2016

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2016 and December 31, 2015, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $3.3 million and approximately $11.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the first quarter of 2016 and 2015, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2016 and 2015 we expensed approximately $2.8 million and $2.3 million, respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2016 and 2015, no impairment losses were recognized.

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

March 31, 2016

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of March 31, 2016, and December 31, 2015 the gross amounts allocated to in-place lease intangibles were approximately $12.7 million and $9.2 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $7.2 million and $5.3 million, respectively.

Debt Issuance Costs

Cost incurred in connection with obtaining financing are presented on the balance sheet as a deduction from secured debt. Cost incurred in connection with our revolving credit facility are presented as debt issuance costs on the balance sheet. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2016 and December 31, 2015 accumulated amortization of debt issuance costs totaled approximately $0.2 million and $16,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2016, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense).

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

For the three months ended March 31, 2016 we received eight redemption requests for a total of approximately 53,000 shares(approximately $530,000), which was included in accounts payable and accrued liabilities as of March 31, 2016 and fulfilled in April 2016. For the three months ended March 31, 2015, we did not receive any requests for redemptions.

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

March 31, 2016

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

The carrying amounts of cash and cash equivalents, restricted cash, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of the relatively short-term nature of these instruments.

The table below summarizes our fixed rate notes payable at March 31, 2016 and December 31, 2015. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$24,500,000	$23,992,343	$13,300,000	$13,237,237

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

Derivative Instruments and Hedging Activities

We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. Amounts are reclassified out of other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

Foreign Currency Forward

During the first quarter of 2016, we entered into a foreign currency forward contract in order to hedge foreign currency exposure related to our investment in subsidiaries that hold properties we recently acquired in Canada. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

entering into the forward contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the forward contract. We have designated the foreign currency forward as a net investment hedge and changes in the fair value of the derivative are reported in other comprehensive income.

The forward contract has a notional amount of $42.5 million CAD, a duration of 12 months, and a forward rate of approximately 1.339. As of March 31, 2016, the forward contract has a fair market value representing a liability of approximately $986,000 USD which is recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The characteristics of this financial instrument, market data, and other comparative metrics utilized in determining this fair value are “Level 2” inputs as the term is defined in the accounting standard for fair value measurement.

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

Per Share Data

Basic earnings per share attributable to Strategic Storage Trust II, Inc. for all periods presented are computed by dividing net income (loss) attributable to Strategic Storage Trust II, Inc. by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to Strategic Storage Trust II, Inc. by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effect of unrestricted stock was not included in the dilutive weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We adopted this ASU in the interim period ended March 31, 2016 and its adoption did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for periods beginning after December 15, 2015 and early adoption is permitted. We adopted this ASU on January 1, 2016 and retrospectively applied the guidance to our secured debt, excluding the Amended KeyBank Credit Facility. Unamortized debt issuance costs, which were previously included in debt issuance costs on our consolidated balance sheets, of approximately $0.2 million are included in secured debt as of December 31, 2015.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2016:

Real estate facilities
Balance at December 31, 2015	$156,244,550
Facility acquisitions	80,261,449
Impact of foreign exchange rate changes	3,618,006
Improvements and additions	608,639

Balance at March 31, 2016	$240,732,644

Accumulated depreciation
Balance at December 31, 2015	$(3,755,709)
Depreciation expense and impact of foreign exchange rate changes	(1,448,699)

Balance at March 31, 2016	$(5,204,408)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

The following table summarizes the purchase price allocation for our acquisitions during the three months ended March 31, 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued or Assumed	Allocation of Debt Premium	2016 Revenue(2)	2016 Property Operating Income (Loss)(3)
Boynton Beach - FL	1/7/16	$17,164,000	$736,000	$17,900,000	$—	$—	$318,573	$196,608
Lancaster - CA	1/11/16	4,445,000	205,000	4,650,000	—	—	148,226	83,280
Milton - ONT(4)	2/11/16	9,026,972	463,364	9,490,336	4,820,717	262,621	125,779	74,921
Burlington I - ONT4)	2/11/16	13,969,287	486,389	14,455,676	6,917,254	279,170	126,245	78,304
Oakville I - ONT4)	2/11/16	15,717,232	—	15,717,232	7,243,413	—	1,028	(43,667)
Oakville II - ONT4)	2/29/16	11,889,390	895,219	12,784,609	7,392,762	—	90,259	59,669
Burlington II - ONT4)	2/29/16	8,049,568	532,692	8,582,260	4,962,733	—	62,633	35,927

Total		$80,261,449	$3,318,664	$83,580,113	$31,336,879	$541,791	$872,743	$485,042

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(4)	Allocation based on CAD/USD exchange rates as of date of acquisition.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations within one year of their acquisition date, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above property acquisitions of approximately $1.4 million for the three months ended March 31, 2016.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the three months ended March 31, 2016, and 2015 as if the Company’s acquisitions were completed as of January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the three months ended
	March 31, 2016	March 31, 2015
Pro forma revenue	$6,777,261	$6,497,583
Pro forma operating expenses	8,060,123	7,808,883
Pro forma net loss attributable to common shareholders	(2,204,564)	(4,519,140)

The pro forma financial information for the three months ended March 31, 2016 and 2015 were adjusted to exclude approximately $2.7 million and $2.3 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 5. Secured Debt

Amended KeyBank Credit Facility

On December 22, 2015, we, through our Operating Partnership, and certain affiliated entities, entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and Texas Capital Bank, N.A., and Comerica Bank as co-lenders. The Amended KeyBank Credit Facility replaced our term credit facility with KeyBank in which we had a maximum borrowing capacity of approximately $71.3 million.

Under the terms of the Amended KeyBank Credit Facility, we initially had a maximum borrowing capacity of $105 million. It is anticipated that the Amended KeyBank Credit Facility will be used to fund our future self storage property acquisitions. The Amended KeyBank Credit Facility may be increased to a maximum credit facility size of $500 million, in minimum increments of $10 million, which KeyBank will arrange on a best efforts basis.

On February 18, 2016, we entered into a first amendment and joinder to amended and restated credit agreement (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $40 million to our maximum borrowing capacity for a total of $145 million with the admission of US Bank National Association (the “Subsequent Lender”). It is anticipated that the additional borrowing capacity will be used to fund our future self storage property acquisitions. The Subsequent Lender also became a party to the Amended KeyBank Facility through a joinder agreement in the First Amendment.

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

The Amended KeyBank Credit Facility is fully recourse and is secured by cross-collateralized first mortgage liens on 29 Mortgaged Properties (as defined in the Amended Credit Agreement). The Amended KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders (as defined in the Amended Credit Agreement) shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated December 22, 2015, in favor of the Lenders, we serve as a guarantor of all obligations due under the Amended KeyBank Credit Facility.

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

March 31, 2016

Additionally, on May 21, 2015, our Operating Partnership purchased an interest rate cap with a notional amount of $50 million, such that in no event will our interest rate exceed 5.25% thereon through June 1, 2016.

As of March 31, 2016, there was no outstanding principal balance under the Amended KeyBank Facility. As of December 31, 2015, the outstanding principal balance under the Amended KeyBank Facility was $10.0 million.

Additional Secured Debt

The components of secured debt, excluding the Amended KeyBank Facility described above, are summarized as follows:

	March 31, 2016	December 31, 2015
Fixed Rate Debt
Loans with banks bearing interest at fixed rates between 5.73% and 5.98%. The loans are secured by self storage facilities. Principal and interest payments are made monthly with all outstanding principal and interest due between October 2018 and September 2023. Approximately $10.3 million of these loans are denominated in Canadian dollars.	$22,648,289	$12,437,841
Variable Rate Debt
Canadian dollar denominated loans with banks bearing floating interest rates based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”). Interest rates based on Canadian Prime are Canadian Prime plus 1.75%. Interest rates based on CDOR have a spread between 2.5% and 4.05%. The loans are secured by storage facilities. Payments are made monthly with all outstanding principal and interest due between December 2017 and February 2021.	22,965,261	—

Total	45,613,550	12,437,841
Premium on secured debt, net	1,344,054	799,396
Debt issuance costs, net	(580,511)	(207,462)

Total	$46,377,093	$13,029,775

As of March 31, 2016, we provided guarantees totaling approximately $16.7 million in connection with five of the Canadian dollar denominated loans. We are subject to certain restrictive covenants relating to the outstanding secured debt.

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2016:

2016	$192,135
2017	8,081,893
2018	12,584,156
2019	209,893
2020	220,483
2021 and thereafter	24,324,990

Total payments	45,613,550
Premium on secured debt, net	1,344,054
Debt issuance costs, net	(580,511)

Total	$46,377,093

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

In a number of transactions, the Preferred Investor invested a total of $59.5 million in our Operating Partnership and was issued approximately 2.4 million preferred units. As of December 31, 2015, we had redeemed all of the Preferred Units.

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

March 31, 2016

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

Our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses incurred by our Advisor. Our Advisor also receives a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of our aggregate asset value, as defined.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquired our first real estate asset, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. Our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

March 31, 2016

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

As of October 1, 2015, each of our self storage properties located in the United States are subject to separate property management agreements with our Property Manager, which in turn has entered into sub-property management agreements with an affiliate of Extra Space, which provides on-site management of our properties. Such agreements were entered into effective on October 1, 2015. Under the property management agreements, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

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

March 31, 2016

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

Our self storage properties located in Canada are subject to separate property management agreements with our Property Manager, which are substantially similar to our property management agreements for our properties in the United States prior to September 30, 2015, except there is an agreement to share net tenant insurance revenues equally between us and our Property Manager.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2015 and the three months ended March 31, 2016, as well as any related amounts payable as of December 31, 2015 and March 31, 2016:

	Year Ended December 31, 2015			Three Months Ended March 31, 2016
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,200,003	$1,988,533	$47,971	$192,452	$83,813	$156,610
Asset management fees	865,757	888,011	—	332,497	311,960	46,902
Property management fees(1)	1,259,135	1,306,422	—	368,812	321,910	20,537
Acquisition expenses	2,776,679	3,479,712	—	1,623,205	1,623,205	—
Capitalized
Deferred financing costs	214,006	655,879	—	—	—	—
Other assets	77,556	539,048	—	—	—	—
Additional Paid-in Capital
Selling commissions	14,761,271	14,761,271	—	8,161,491	8,161,491	—
Dealer Manager fee	3,690,318	3,535,685	160,512	2,390,114	2,267,141	283,485
Offering costs	319,882	2,125,798	—	111,741	111,741	—

Total	$25,164,607	$29,280,359	$208,483	$13,180,312	$12,881,261	$507,534

(1)	During the year ended December 31, 2015, property management fees included approximately $0.3 million of fees paid to the sub-property manager of our properties. During the three months ended March 31, 2016, property management fees included approximately $0.3 million of fees paid to the sub-property manager of our properties.

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

Tenant Protection Plan

During the first quarter of 2016, in connection with our acquisitions of properties located in Canada, our board of directors approved our participation in a tenant protection plan pursuant to which we will receive 50% of the net revenues generated for each tenant protection plan purchased by a customer at our Canadian properties and our Property Manager will receive the other 50% of such net revenues.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. Beginning April 21, 2016, the purchase price per share is equivalent to our estimated value per share of $10.09. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of March 31, 2016 we had sold approximately 302,000 shares through our distribution reinvestment plan offering for Class A Shares and approximately 4,000 shares for our Class T Shares.

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

March 31, 2016

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.

•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the three months ended March 31, 2016, we received eight redemption requests for an aggregate of approximately 53,000 shares (approximately $530,000), which was included in accounts payable and accrued liabilities as of March 31, 2016 and fulfilled in April 2016. For the three months ended March 31, 2015, we did not receive any requests for redemptions.

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

Note 9. Declaration of Distributions

On March 22, 2016, our board of directors declared a distribution rate for the second quarter of 2016 of $0.00163934426 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2016 and continuing on each day thereafter through and including June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Total revenues	$3,006,780	$4,488,212	$5,053,724	$5,356,983	$6,234,589
Total operating expenses	$5,925,633	$5,613,146	$5,989,195	$5,454,605	$10,048,926
Operating loss	$(2,918,853)	$(1,124,934)	$(935,471)	$(97,622)	$(3,814,337)
Net loss	$(3,580,205)	$(1,990,815)	$(1,854,575)	$(1,511,945)	$(4,508,654)
Net loss attributable to common shareholders	$(4,979,729)	$(4,037,637)	$(3,739,454)	$(2,534,121)	$(4,505,204)
Net loss per Class A Share-basic and diluted	$(2.26)	$(1.36)	$(0.82)	$(0.18)	$(0.17)
Net loss per Class T Share-basic and diluted	$—	$—	$—	$(0.18)	$(0.17)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 11. Potential Acquisitions

Potential Acquisition of Two Properties in Oakland, California

On March 25, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of two self storage facilities located in the metropolitan area of Oakland, California (the “Oakland Properties”). The purchase price for the Oakland Properties is approximately $50 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the Oakland Properties in the second quarter of 2016 and to fund such acquisition with net proceeds from our Offering and an assumption of an existing mortgage. There can be no assurance that we will complete the acquisition. If we fail to acquire the Oakland Properties, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Potential Acquisition of 27 Property Portfolio

On March 25, 2016, one of our subsidiaries executed purchase and sale agreements with unaffiliated third parties for the acquisition of 22 self storage facilities (10 in Florida, 11 in North Carolina, and one in Maryland), four parcels of land adjacent to the North Carolina properties and one redevelopment property in North Carolina (the “27 Property Portfolio”). The purchase price for the 27 Property Portfolio is approximately $371 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the 27 Property Portfolio in the second and/or third quarters of 2016 and to fund such acquisition with net proceeds from our Offering, a drawdown on our existing credit facility, an assumption of an existing mortgage, and other potential debt financing. There can be no assurance that we will complete the acquisition. If we fail to acquire the 27 Property Portfolio, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Potential Acquisition—Sonoma, California

On April 8, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a storage facility located in Sonoma, California (the “Sonoma Property”). The purchase price for the Sonoma Property is approximately $6.9 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the Sonoma Property in the second quarter of 2016 and to fund such acquisition with net proceeds from our Offering and a draw down on our credit facility and/or assumption of an existing mortgage. There can be no assurance that we will complete the acquisition. If we fail to acquire the Sonoma Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Potential Acquisition—Silverado Ranch Road—Las Vegas, Nevada

On May 6, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a storage facility located in Las Vegas, Nevada (the “Silverado Ranch Road Property”). The purchase price for the Silverado Ranch Road Property is approximately $13.9 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the Silverado Ranch Road Property in the third quarter of 2016 and to fund such acquisition with net proceeds from our Offering and a draw down on our credit facility. There can be no assurance that we will complete the acquisition. If we fail to acquire the Silverado Ranch Road Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Potential Acquisition—Pollock Drive—Las Vegas, Nevada

On May 10, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a storage facility located in Las Vegas, Nevada (the “Pollock Drive Property”). The purchase price for the Pollock Drive Property is approximately $14.2 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the Pollock Drive Property in the third quarter of 2016 and to fund such acquisition with net proceeds from our Offering and a draw down on our credit facility. There can be no assurance that we will complete the acquisition. If we fail to acquire the Pollock Drive Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note 12. Subsequent Events

Acquisitions

Acquisition – Seven Property Portfolio

On April 20, 2016, we purchased seven self storage facilities (the “Seven Property Portfolio”), five of which are located in Ohio and two of which are located in Indiana. We acquired the Seven Property Portfolio from certain subsidiaries of Extra Space for a purchase price of $18.0 million, plus closing costs and acquisition fees. Our Advisor earned approximately $0.3 million in acquisition fees in connection with the acquisition. We financed the acquisition of the Seven Property Portfolio with net proceeds from our Offering.

Acquisition – Port St. Lucie, Florida

On April 29, 2016, we purchased a self storage facilities (the “Port St. Lucie Property”), located in Florida. We acquired the Port St. Lucie Property from an unaffiliated third party for a purchase price of approximately $9.3 million, plus closing costs and acquisition fees. Our Advisor earned approximately $0.2 million in acquisition fees in connection with this acquisition. We financed the acquisition of the Port St. Lucie Property with net proceeds from our Offering.

Acquisition – Sacramento, California

On May 9, 2016, we purchased a self storage facility (the “Sacramento Property”), located in California. We acquired the Sacramento Property from an unaffiliated third party for a purchase price of approximately $8.2 million, plus closing costs and acquisition fees. Our Advisor earned approximately $140,000 in acquisition fees in connection with this acquisition. We financed the acquisition of the Sacramento Property with net proceeds from our Offering.

Offering Status

As of May 10, 2016, in connection with our Offering we have issued approximately 36.9 million Class A Shares of our common stock and approximately 2.8 million Class T Shares of our common stock for gross proceeds of approximately $367.8 million and approximately $26.6 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor became our sponsor on October 1, 2015 in connection with the merger of SmartStop Self Storage, Inc. into Extra Space Storage, Inc. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of March 31, 2016, we had sold approximately 31.3 million Class A Shares and approximately 1.8 million Class T Shares in our Public Offering for gross proceeds of approximately $311.9 million and approximately $17.2 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of March 31, 2016, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,050	142,000	5.5%	88%	3.5%
California	15	8,610	887,700	34.6%	89%	40.5%
Colorado	3	1,740	173,800	6.7%	70%	6.5%
Florida	2	1,450	124,900	4.9%	85%	6.2%
Illinois	2	1,030	107,500	4.2%	78%	3.9%
Maryland	1	530	55,200	2.1%	73%	2.4%
Michigan	4	2,180	255,300	10.0%	82%	9.0%
New Jersey	1	460	51,000	2.0%	75%	1.6%
North Carolina	3	1,070	159,600	6.2%	85%	5.3%
South Carolina	2	1,420	194,600	7.6%	90%	6.3%
Washington	1	490	48,100	1.9%	87%	1.9%
Greater Toronto Area	5	3,850	366,100	14.3%	61%	12.9%

Total	40	23,880	2,565,800	100%	82%	100%

(1)	Includes all rentable units, consisting of storage units, and parking (approximately 510 units).
(2)	Includes all rentable square feet consisting of storage units, and parking (approximately 130,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or the Greater Toronto Area divided by total rentable square feet of all the facilities we owned in such state or area as of March 31, 2016.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month ended March 31, 2016.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; and (ii) sales of packing- and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

Our operating results for the three months ended March 31, 2015 include full quarter results for five facilities and partial quarter results for the 21 facilities we acquired during the quarter ended March 31, 2015. Our operating results for the three months ended March 31, 2016 include full quarter results for those 26 self storage facilities plus full quarter results for an additional seven self storage facilities acquired during the second, third, and fourth quarters of 2015 and partial quarter results of seven self storage facilities acquired in the first quarter of 2016. Therefore, we believe there is little basis for comparison between the three months ended March 31, 2016 and 2015. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the three months ended March 31, 2016 and 2015 were approximately $6.2 million and $2.9 million, respectively. The increase in rental revenue is primarily attributable to a full quarter of operations for 33 properties and a partial quarter of operations for seven properties during the first quarter of 2016, compared to a full quarter of operations for five properties and partial quarter of operations of 21 properties for the first quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2016 and 2015 were approximately $2.5 million and $1.2 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 33 properties and a partial quarter of operations for seven properties during the first quarter of 2016, compared to a full quarter of operations for five properties and partial quarter of operations of 21 properties for the first quarter of 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2016 and 2015 were approximately $0.7 million and $0.4 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 33 properties and a partial quarter of operations for seven properties during the first quarter of 2016, compared to a full quarter of operations for five properties and partial quarter of operations of 21 properties for the first quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 and 2015 were approximately $0.7 million and $0.4 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent and legal costs commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2016 and 2015 were approximately $3.3 million and $1.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 33 properties and a partial quarter of operations for seven properties during the first quarter of 2016, compared to a full quarter of operations for five properties and partial quarter of operations of 21 properties for the first quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2016 and 2015 were approximately $1.6 million $2.0 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2016 and 2015 were approximately $1.2 million and $0.3 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods or to be acquired in future periods. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 were approximately $0.5 million and $0.5 million, respectively. We expect interest expense to increase in future periods commensurate with our future debt level.

Debt Issuance Costs

Debt issuance costs for the three months ended March 31, 2016 and 2015 were approximately $0.2 million and $0.1 million, respectively. The increase in debt issuance costs is attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage properties. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Diminution in value may occur if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or other measures necessary to maintain the assets are not undertaken. However, we believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, in the determination of FFO, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying value, or book value, exceeds the total estimated undiscounted future cash flows (including net rental revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Testing for impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations; it could be difficult to recover any impairment charges through the eventual sale of the property. To date, we have not recognized any impairments.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, assists in providing a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income (loss).

However, FFO or Modified FFO (“MFFO”), discussed below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operational performance and is, therefore, given more prominence than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our Offering, we will use the proceeds raised in our Offering to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Offering has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to straight line rents and amortization of above or below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate related investments; mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, realized and unrealized gains and losses on foreign exchange holdings and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our Offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations. In addition, we view fair value adjustments of derivatives and the amortization of fair value adjustments related to debt as items which are unrealized and may not ultimately be realized or as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-traded REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-traded REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our Offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-traded REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO. The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for each of the periods presented below:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net loss attributable to Strategic Storage Trust II, Inc. common shareholders(1)	$(4,505,204)	$(4,979,729)
Add:
Depreciation	1,445,071	571,887
Amortization of intangible assets	1,854,765	991,059
Deduct:
Adjustment for noncontrolling interests	(2,512)	(13,003)

FFO	(1,207,880)	(3,429,786)
Other Adjustments:
Acquisition expenses(3)	2,843,936	2,348,920
Accretion of fair market value of secured debt(4)	(35,726)	(19,216)
Adjustment for noncontrolling interests	(3,496)	(22,180)

MFFO(2)	$1,596,834	$(1,122,262)

As discussed above, our results of operations for the three months ended March 31, 2016 and 2015 have been significantly impacted by our acquisition of seven and 21 properties, respectively, during the first quarter of each year. The information below should be read in conjunction with the discussion regarding the acquisitions above.

(1)	Net loss attributable to Strategic Storage Trust II, Inc. common shareholders for the three months ended March 31, 2015 included approximately $1.1 million in distributions to Preferred Unitholders in our Operating Partnership and $0.3 million in accretion of preferred equity costs. As of December 31, 2015 we had redeemed all of the Preferred Units.
(2)	The improvement in MFFO between the three months ended March 31, 2016 and 2015 is primarily the result of an increase in our net operating income. Total revenues less all property operating expenses were approximately $3.0 million for the three months ended March 31, 2016 compared to approximately $1.4 million for the three months ended March 31, 2015, thereby increasing MFFO by approximately $1.6 million. Such increase was primarily due to full quarter results of 21 properties acquired during the first quarter of 2015, and the acquisition of seven properties during the second, third and fourth quarters of 2015 and seven properties acquired during the first quarter of 2016.
(3)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(4)	This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $0.2 million and $0.1 million, respectively, was recognized for the three months ended March 31, 2016 and 2015.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
Net cash flow provided by (used in):
Operating activities	$(1,854,702)	$539,534	$(2,394,236)
Investing activities	(74,152,324)	(111,193,615)	37,041,291
Financing activities	111,602,709	115,939,077	(4,336,368)

Cash flows provided by (used in) operating activities for the three months ended March 31, 2016 and 2015 were approximately ($1.9) million and $0.5 million, respectively, a change of approximately ($2.4) million. The change in cash provided by (used in) our operating activities is primarily the result of a reduction of net loss, excluding depreciation and amortization, of approximately $0.9 million, offset by a change in working capital of approximately $3.3 million.

Cash flows used in investing activities for the three months ended March 31, 2016 and 2015 were approximately $74.2 million and $111.2 million, respectively, a decrease in the use of cash of approximately $37.0 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $69.3 million for our acquisitions during the first quarter of 2016, compared to $110.5 million for the purchase of our acquisitions during the first quarter of 2015.

Cash flows provided by financing activities for the three months ended March 31, 2016 and 2015 were approximately $111.6 million and $115.9 million, respectively, a decrease in the cash provided of approximately $4.3 million. The change in cash provided by financing activities was comprised of approximately $98.2 million more in net proceeds from the issuance of common stock, offset by approximately $51.3 million less in net proceeds from the issuance of secured debt, and $49.8 million less in proceeds from the issuance of preferred equity in our Operating Partnership.

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

Distribution Policy

On March 22, 2016, our board of directors declared a distribution rate for the second quarter of 2016 of $0.00163934426 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2016 and continuing on each day thereafter through and including June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Distributions paid in cash — common stockholders	$1,667,776		$180,596
Distributions paid in cash — Operating Partnership unitholders	2,986		2,959
Distributions paid in cash — preferred unitholders	—		123,931
Distributions reinvested	1,651,475		99,453

Total distributions	$3,322,237		$406,939

Source of distributions
Cash flows provided by operations	$—	—	$406,939	100%
Offering proceeds from Primary Offering	1,670,762	50%	—	—
Offering proceeds from distribution reinvestment plan	1,651,475	50%	—	—

Total sources	$3,322,237	100%	$406,939	100%

For the three months ended March 31, 2016 and 2015 we paid distributions of approximately $3.3 million and $0.4 million, respectively. From our inception through March 31, 2016, the payment of distributions has been paid with a combination of offering proceeds and operating cash flows (which, for the three months ended March 31, 2015, were positively impacted by increases in amounts due to affiliates and accounts payable and accrued liabilities). We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

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

Indebtedness

As of March 31, 2016, we had approximately $46.4 million of outstanding consolidated indebtedness, which includes approximately $1.3 million of debt premium, less approximately $0.6 million of debt issuance costs. As of March 31, 2016, approximately $22.7 million of our total consolidated indebtedness was fixed rate, and approximately $23.0 million was variable rate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016:

	Payments due during the years ending December 31:
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage interest(1)	$9,802,447	$1,667,232	$4,010,949	$2,239,131	$1,885,135
Mortgage principal(2)	45,613,550	192,135	20,666,049	430,376	24,324,990

Total contractual obligations	$55,415,997	$1,859,367	$24,676,998	$2,669,507	$26,210,125

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2016.
(2)	Amount represents principal payments only, excluding debt premium.

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

Subsequent Events

Please see Note 12 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of March 31, 2016, our total indebtedness was approximately $46.4 million, which included approximately $22.7 million in fixed rate debt, $23.0 million in variable rate debt and approximately $1.3 million in debt premium less approximately $0.6 million in debt issuance costs. As of December 31, 2015, our total indebtedness was approximately $23.0 million, which included approximately $10.0 million in variable rate debt, approximately $12.4 million in fixed rate debt, approximately $0.8 million in debt premium, less $0.2 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.2 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2016:

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$192,135	$319,116	$10,258,642	$209,893	$220,483	$11,448,020	$22,648,289
Average interest rate (1)	5.80%	5.80%	5.78%	5.73%	5.73%	5.73%
Variable rate debt	$—	$7,762,777	$2,325,514	$—	$—	$12,876,970	$22,965,261
Average interest rate(1)	3.89%	3.78%	3.50%	3.37%	3.37%	3.37%

(1)	Interest rate is based upon the contractual rate in effect on March 31, 2016.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”). Our existing foreign currency hedge mitigates our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party debt service costs in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

The risk factor captioned “We established the offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay,” and the risk factor caption beginning “We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of this offering, and such estimated value per share may be lower than the purchase price you pay for shares of our common stock in this offering,” are hereby deleted in their entirety and replaced with the following:

We may only calculate the value per share for our shares annually and, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

On April 8, 2016, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.09. Our board of directors approved this estimated value per share pursuant to recent amendments to rules promulgated by FINRA, which require us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we break escrow in our offering. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2015. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties. For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2015. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price you will pay for shares in this offering is primarily based on the estimated net asset value per share, you may pay more than realizable value when you purchase your shares or receive less than realizable value for your investment when you sell your shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of March 31, 2016, we had issued approximately 31.3 million Class A Shares and approximately 1.8 million Class T Shares for gross proceeds of approximately $311.9 million and approximately $17.2 million, respectively. From this amount, we incurred approximately $30.7 million in selling commissions and dealer manager fees (of which approximately $24.0 million was re-allowed to third party broker-dealers), and approximately $3.4 million in other organization and offering costs. With the net offering proceeds and indebtedness, we acquired approximately $245.7 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the three months ended March 31, 2016, we received eight redemption requests for approximately $527,000, which were redeemed in April 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Articles of Amendment of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3	Articles Supplementary of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, filed on April 11, 2016, Commission File No. 333-190983

10.1	Purchase and Sale Agreement, dated as on March 25, 2016, by and between Nob Hill Storage Limited Partnership and SST II Acquisitions, LLC for the purchase of 10325 W. Broward Boulevard, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 31, 2016, Commission File No. 333-190983

10.2	Purchase and Sale Agreement, dated as of March 25, 2016, by and between George’s Stor-Mor Realty, LLC, GSM Two, LLC, 15 Chaparral, LLC, 2561 Sweeten Creek, LLC, 2635 WL, LLC, Swannanoa Storage, LLC, and 3175 Storage, LLC, and SST II Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 31, 2016, Commission File No. 333-190983

10.3	Schedule to Omitted Documents, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on March 31, 2016, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: May 16, 2016	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer