Form 10-Q
period 2016-06-30
Strategic Storage Trust II, Inc.
filed 2016-08-15
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55617

Strategic Storage Trust II, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	46-1722812
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Rd,

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

As of August 8, 2016, there were 40,163,180 outstanding shares of Class A common stock and 3,935,190 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Real estate facilities:
Land	$214,398,537	$47,653,000
Buildings	353,189,773	97,941,472
Site improvements	30,953,600	10,650,078

	598,541,910	156,244,550
Accumulated depreciation	(7,621,582)	(3,755,709)

	590,920,328	152,488,841
Construction in process	1,126,544	385,408

Real estate facilities, net	592,046,872	152,874,249
Cash and cash equivalents	12,566,872	28,104,470
Restricted cash	546,935	410,492
Other assets	9,040,925	6,017,845
Debt issuance costs, net of accumulated amortization	2,983,282	2,128,806
Intangible assets, net of accumulated amortization	15,150,590	3,910,966

Total assets	$632,335,476	$193,446,828

LIABILITIES AND EQUITY
Secured debt	$290,126,612	$23,029,775
Accounts payable and accrued liabilities	6,965,516	2,146,253
Due to affiliates	292,322	208,483
Distributions payable	2,043,619	986,886

Total liabilities	299,428,069	26,371,397

Commitments and contingencies (Note 8)
Redeemable common stock	4,801,445	1,223,483

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 38,807,307 and 20,684,791 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	38,807	20,685
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 3,437,723 and 608,982 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,438	609
Additional paid-in capital	374,432,741	187,434,752
Distributions	(13,587,017)	(3,893,528)
Accumulated deficit	(32,916,659)	(17,687,326)
Accumulated other comprehensive income	172,695	—

Total Strategic Storage Trust II, Inc. equity	328,144,005	165,875,192

Noncontrolling interests in our Operating Partnership	(38,043)	(23,244)

Total equity	328,105,962	165,851,948

Total liabilities and equity	$632,335,476	$193,446,828

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Self storage rental revenue	$9,721,596	$4,365,253	$15,918,438	$7,300,982
Ancillary operating revenue	77,593	122,959	115,340	194,010

Total revenues	9,799,189	4,488,212	16,033,778	7,494,992

Operating expenses:
Property operating expenses	3,607,594	1,580,826	6,104,458	2,770,932
Property operating expenses – affiliates	1,214,278	546,490	1,915,587	971,423
General and administrative	754,098	460,218	1,448,866	855,898
Depreciation	2,436,412	910,421	3,893,696	1,485,357
Intangible amortization expense	2,853,212	1,597,581	4,707,977	2,588,640
Acquisition expenses—affiliates	6,632,826	374,238	8,256,031	2,418,441
Other property acquisition expenses	1,210,299	143,372	2,431,030	448,088

Total operating expenses	18,708,719	5,613,146	28,757,645	11,538,779

Operating loss	(8,909,530)	(1,124,934)	(12,723,867)	(4,043,787)
Other income (expense):
Interest expense	(1,290,001)	(779,038)	(1,772,208)	(1,310,612)
Interest expense—Accretion of fair market value of secured debt	107,286	22,448	143,012	41,663
Interest expense—Debt issuance costs	(601,455)	(144,786)	(819,563)	(241,535)
Other	(35,810)	35,495	(65,538)	(16,749)

Net loss	(10,729,510)	(1,990,815)	(15,238,164)	(5,571,020)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(1,644,706)	—	(2,759,675)
Less: Accretion of preferred equity costs	—	(428,916)	—	(758,601)
Net loss attributable to the noncontrolling interests in our Operating Partnership	5,381	26,800	8,831	71,930

Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(10,724,129)	$(4,037,637)	$(15,229,333)	$(9,017,366)

Net loss per Class A share – basic and diluted	$(0.27)	$(1.36)	$(0.46)	$(3.46)
Net loss per Class T share – basic and diluted	$(0.27)	—	$(0.46)	—

Weighted average Class A shares outstanding – basic and diluted	36,939,428	2,968,500	31,012,035	2,606,780
Weighted average Class T shares outstanding – basic and diluted	2,855,018	—	1,946,388	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(10,729,510)	$(1,990,815)	$(15,238,164)	$(5,571,020)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,311	—	1,707,596	—
Foreign currency forward contract loss	(148,892)	—	(1,135,242)	—
Interest rate swap contract loss	(399,659)	—	(399,659)	—

Other comprehensive income (loss)	(537,240)	—	172,695	—

Comprehensive loss	(11,266,750)	(1,990,815)	(15,065,469)	(5,571,020)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(1,644,706)	—	(2,759,675)
Less: Accretion of preferred equity costs	—	(428,916)	—	(758,601)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	5,650	26,800	8,557	71,930

Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders.	$(11,261,100)	$(4,037,637)	$(15,056,912)	$(9,017,366)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2015	20,684,791	$20,685	608,982	$609	$187,434,752	$(3,893,528)	$(17,687,326)	$—	$165,875,192	$(23,244)	$165,851,948	$1,223,483
Gross proceeds from issuance of common stock	17,759,497	17,759	2,807,950	2,808	206,284,358	—	—	—	206,304,925	—	206,304,925	—
Offering costs	—	—	—	—	(19,300,821)	—	—	—	(19,300,821)	—	(19,300,821)	—
Changes to redeemable common stock	—	—	—	—	(4,265,316)	—	—	—	(4,265,316)	—	(4,265,316)	4,265,316
Redemptions of common stock	(54,154)	(54)	—	—	—	—	—	—	(54)	—	(54)	(687,354)
Distributions ($0.30 per share)	—	—	—	—	—	(9,693,489)	—	—	(9,693,489)	—	(9,693,489)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,968)	(5,968)	—
Issuance of shares for distribution reinvestment plan	417,173	417	20,791	21	4,264,878	—	—	—	4,265,316	—	4,265,316	—
Stock compensation expense	—	—	—	—	14,890	—	—	—	14,890	—	14,890	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(15,229,333)	—	(15,229,333)	—	(15,229,333)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(8,831)	(8,831)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,707,596	1,707,596	—	1,707,596	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(1,135,242)	(1,135,242)	—	(1,135,242)	—
Interest rate swap contract loss	—	—	—	—	—	—	—	(399,659)	(399,659)	—	(399,659)	—

Balance as of June 30, 2016	38,807,307	$38,807	3,437,723	$3,438	$374,432,741	$(13,587,017)	$(32,916,659)	$172,695	$328,144,005	$(38,043)	$328,105,962	$4,801,445

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,238,164)	$(5,571,020)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,601,673	4,073,997
Accretion of fair market value adjustment of secured debt	(143,012)	(41,663)
Amortization of debt issuance costs	819,563	241,535
Expense related to issuance of restricted stock	14,890	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(1,477,917)	(913,574)
Restricted cash	(97,104)	(41,211)
Accounts payable and accrued liabilities	3,515,950	1,140,714
Due to affiliates	186,083	(855,499)

Net cash used in operating activities	(3,818,038)	(1,966,721)

Cash flows from investing activities:
Purchase of real estate	(416,904,543)	(124,994,259)
Additions to real estate facilities	(3,512,980)	(525,966)
Restricted cash	(39,340)	(47,558)
Deposits on acquisition of real estate facilities	(5,550,100)	—

Net cash flows used in investing activities	(426,006,963)	(125,567,783)

Cash flows from financing activities:
Proceeds from issuance of secured debt	259,598,908	71,295,000
Principal payments on secured debt	(25,150,211)	(83,078)
Proceeds from issuance of preferred equity in our Operating Partnership	—	52,820,000
Debt issuance costs	(3,924,121)	(1,254,134)
Gross proceeds from issuance of common stock	208,241,136	16,449,606
Offering costs	(19,409,638)	(3,178,290)
Redemption of common stock	(537,188)	—
Distributions paid to common stockholders	(4,396,703)	(430,970)
Distributions paid to preferred unitholders in our Operating Partnership	—	(1,363,028)
Distributions paid to noncontrolling interests in our Operating Partnership	(6,003)	(5,984)

Net cash flows provided by financing activities	414,416,180	134,249,122

Impact of foreign exchange rate changes on cash	(128,777)	—

Change in cash and cash equivalents	(15,537,598)	6,714,618
Cash and cash equivalents, beginning of period	28,104,470	6,531,152

Cash and cash equivalents, end of period	$12,566,872	$13,245,770

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$957,738	$1,039,607
Supplemental disclosure of noncash activities:
Additions to construction in process in accounts payable and accrued liabilities	$72,612	$213,596
Deposits applied to purchase of real estate facilities	$2,020,808	$4,444,491
Proceeds from issuance of common stock in other assets	$409,941	$281,568
Secured debt assumed during purchase of real estate facilities	$33,108,652	$—
Redemption of common stock included in accounts payable and accrued liabilities	$159,985	$17,500
Other assets included in due to affiliates	$—	$77,556
Offering costs included in due to affiliates	$57,983	$239,952
Offering costs included in accounts payable and accrued liabilities	$13,587	$26,260
Debt issuance costs included in due to affiliates	$—	$64,006
Debt issuance costs included in accounts payable and accrued liabilities	$47,844	$25,750
Foreign currency contract and interest rate swap contract loss included in accounts payable and accrued liabilities	$1,534,901	$—
Issuance of shares pursuant to distribution reinvestment plan	$4,265,316	$262,014
Distributions payable	$2,043,619	$163,173
Distributions payable to preferred unitholders in our Operating Partnership	$—	$1,434,142
Preferred equity issuance costs	$—	$132,381

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A Shares and Class T Shares. As of June 30, 2016, we had issued approximately 38.8 million Class A Shares and approximately 3.4 million Class T Shares in our Offering for gross proceeds of approximately $388.6 million and approximately $33.4 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of June 30, 2016 we owned 63 properties and subsequent to June 30, 2016 we acquired an additional property (see Note 12).

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

As a result of the calculation of our estimated value per share, effective on April 14, 2016, the offering price of Class A Shares increased from $10.00 per share to $11.21 per share and the offering price of Class T Shares increased from $9.47 per share to $10.62 per share. Our board of directors determined the new per share offering price of each class of stock by taking the $10.09 estimated value per share and adding the per share up-front sales commissions and dealer manager fees to be paid with respect to the Class A Shares and Class T Shares, respectively, such that after the payment of such commissions and dealer manager fees, the net proceeds to us will be the same for both Class A Shares and Class T Shares. In addition, effective April 21, 2016, shares sold pursuant to our distribution reinvestment plan are sold at $10.09 per share for Class A and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of June 30, 2016, we owned approximately 99.95% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.05% of the common units are owned by our Advisor. Our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $59.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2015, we had redeemed all of the Preferred Units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

June 30, 2016

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2016 and December 31, 2015, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the useful lives of real estate assets and intangibles.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $15.8 million and approximately $7.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2016 and 2015, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended June 30, 2016 and 2015 we expensed approximately $7.8 million and $0.5 million, respectively, of acquisition-related transaction costs. During the six months ended June 30, 2016 and 2015, we expensed approximately $10.7 million and $2.9 million of acquisition-related transaction costs, respectively.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2016 and 2015, no impairment losses were recognized.

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

June 30, 2016

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of June 30, 2016 and December 31, 2015, the gross amounts allocated to in-place lease intangibles were approximately $25.2 million and $9.2 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $10.0 million and $5.3 million, respectively.

Debt Issuance Costs

Costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2016 and December 31, 2015, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.4 million and $16,000, respectively.

Costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from secured debt (see Note 5).

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2016, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

For the six months ended June 30, 2016, we received redemption requests for a total of approximately 71,300 shares (approximately $690,000), $530,000 of which was fulfilled in April 2016, with the remaining $160,000 included in accounts payable and accrued liabilities as of June 30, 2016 and fulfilled in July 2016. For the six months ended June 30, 2015, we received one redemption request for 1,750 shares (approximately $17,500) which was fulfilled in July 2015.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

The table below summarizes our fixed rate notes payable at June 30, 2016 and December 31, 2015. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair values of the fixed rate notes payable were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$45,800,000	$44,611,598	$13,300,000	$13,237,237

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

Foreign Currency Forward

During the first quarter of 2016, we entered into a foreign currency forward contract in order to hedge foreign currency exposure related to our investment in subsidiaries that hold properties we acquired in Canada. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the forward contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the forward contract. We have designated the foreign currency forward as a net investment hedge and changes in the fair value of the derivative are reported in other comprehensive income.

The forward contract has a notional amount of $42.5 million CAD, a duration of 12 months, and a forward rate of approximately 1.339. As of June 30, 2016, the forward contract has a fair market value representing a liability of approximately $1.1 million USD which is recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The characteristics of this financial instrument, market data, and other comparative metrics utilized in determining this fair value are “Level 2” inputs as the term is defined in the accounting standard for fair value measurement.

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

June 30, 2016

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

Per Share Data

Basic earnings per share attributable to us for all periods presented are computed by dividing net income (loss) attributable to us by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to us by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effect of unrestricted stock was not included in the dilutive weighted average shares as such shares were antidilutive.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for periods beginning after December 15, 2015 and early adoption is permitted. We adopted this ASU on January 1, 2016 and retrospectively applied the guidance to our secured debt, excluding the Amended KeyBank Credit Facility. Unamortized debt issuance costs, which were previously included in debt issuance costs on our consolidated balance sheets, of approximately $0.2 million, are included in secured debt as of December 31, 2015.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2016:

Real estate facilities
Balance at December 31, 2015	$156,244,550
Facility acquisitions	436,146,451
Impact of foreign exchange rate changes	3,666,459
Improvements and additions	2,484,450

Balance at June 30, 2016	$598,541,910

Accumulated depreciation
Balance at December 31, 2015	$(3,755,709)
Depreciation expense and impact of foreign exchange rate changes	(3,865,873)

Balance at June 30, 2016	$(7,621,582)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

The following table summarizes the preliminary purchase price allocation for our acquisitions during the six months ended June 30, 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued or Assumed	Allocation of Debt Premium	2016 Revenue(2)	2016 Property Operating Income (Loss)(3)
Boynton Beach - FL	1/7/16	$17,164,000	$736,000	$17,900,000	$—	$—	$662,087	$390,027
Lancaster - CA	1/11/16	4,445,000	205,000	4,650,000	—	—	310,423	172,309
Milton - ONT(4)	2/11/16	9,026,972	463,364	9,490,336	4,820,717	262,621	351,556	206,038
Burlington I – ONT(4)	2/11/16	13,969,287	486,389	14,455,676	6,917,254	279,170	376,082	221,909
Oakville I - ONT(4)	2/11/16	15,717,232	—	15,717,232	7,243,413	—	27,343	(97,153)
Oakville II - ONT(4)	2/29/16	11,889,390	895,219	12,784,609	7,392,762	—	349,087	221,263
Burlington II - ONT(4)	2/29/16	8,049,568	532,692	8,582,260	4,962,733	—	254,981	152,586
Xenia - OH	4/20/16	3,000,000	210,000	3,210,000	—	—	91,128	56,435
Sidney - OH	4/20/16	1,750,000	140,000	1,890,000	—	—	66,323	34,154
Troy - OH	4/20/16	3,030,000	180,000	3,210,000	—	—	89,132	53,304
Greenville - OH	4/20/16	1,790,000	140,000	1,930,000	—	—	67,064	36,485
Washington Court House - OH	4/20/16	2,120,000	170,000	2,290,000	—	—	74,837	41,527
Richmond - IN	4/20/16	3,310,000	200,000	3,510,000	—	—	93,110	50,993
Connersville - IN	4/20/16	1,830,000	130,000	1,960,000	—	—	62,046	31,986
Port St. Lucie - FL	4/29/16	8,930,000	370,000	9,300,000	—	—	135,625	69,498
Sacramento - CA	5/9/16	7,820,000	330,000	8,150,000	—	—	117,330	50,329
Oakland - CA	5/18/16	12,940,000	510,000	13,450,000	10,000,000	200,000	156,817	85,018
Concord - CA	5/18/16	35,980,000	1,180,000	37,160,000	10,000,000	560,000	314,694	208,032
Pompano Beach - FL	6/1/16	17,896,855	680,000	18,576,855	13,714,676	—	84,113	43,360
Lake Worth - FL	6/1/16	22,374,525	690,000	23,064,525	11,089,560	—	112,148	75,733
Jupiter - FL	6/1/16	26,075,993	850,000	26,925,993	12,469,383	—	143,402	96,960
Royal Palm Beach - FL	6/1/16	23,163,788	840,000	24,003,788	12,097,235	—	128,222	81,837
Port St. Lucie - FL	6/1/16	13,986,635	520,000	14,506,635	7,280,380	—	82,012	44,981
Wellington - FL	6/1/16	21,136,510	780,000	21,916,510	10,644,805	—	120,371	73,918
Doral - FL	6/1/16	24,068,715	770,000	24,838,715	12,081,860	—	116,814	61,131
Plantation - FL	6/1/16	35,288,783	1,030,000	36,318,783	15,624,241	—	170,438	109,962
Naples - FL	6/1/16	24,923,615	750,000	25,673,615	13,504,110	—	118,275	81,392
Delray - FL	6/1/16	29,807,488	980,000	30,787,488	11,160,313	—	159,097	116,347
Baltimore - MD	6/1/16	27,517,095	770,000	28,287,095	15,333,437	—	139,364	95,416
Sonoma - CA	6/14/16	7,145,000	280,000	7,425,000	—	—	30,950	10,066

Total		$436,146,451	$15,818,664	$451,965,115	$186,336,879	$1,301,791	$5,004,871	$2,875,843

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(4)	Allocation based on CAD/USD exchange rates as of date of acquisition.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations within one year of their acquisition date, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the above property acquisitions of approximately $7.9 million for the six months ended June 30, 2016.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the six months ended June 30, 2016, and 2015 as if the Company’s acquisitions were completed as of January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2016	June 30, 2015
Pro forma revenue	$26,533,330	$25,490,597
Pro forma operating expenses	30,212,159	29,742,503
Pro forma net loss attributable to common stockholders	(9,307,525)	(16,176,963)

The pro forma financial information for the six months ended June 30, 2016 and 2015 were adjusted to exclude approximately $10.6 million and $2.9 million, respectively, for acquisition related expenses.

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

On February 18, 2016, we entered into a first amendment and joinder to amended and restated credit agreement (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $40 million to our maximum borrowing capacity for a total of $145 million with the admission of US Bank National Association (the “Subsequent Lender”). It is anticipated that the additional borrowing capacity will be used to fund our future self storage property acquisitions. The Subsequent Lender also became a party to the Amended KeyBank Credit Facility through a joinder agreement in the First Amendment.

The Amended KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on December 22, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the Amended KeyBank Credit Facility (the “Amended Credit Agreement”). Payments due pursuant to the Amended KeyBank Credit Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The Amended KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Amended Credit Agreement). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Amended Credit Agreement). The Applicable Rate corresponds to our total leverage, as specified in the Amended Credit Agreement. For any ABR Loans, the Applicable Rate is 125 basis points if our total leverage is less than 50%, and 150 basis points if our leverage is greater than 50%. For any Eurodollar Loan, the Applicable Rate is 225 basis points if our total leverage is less than 50% and 250 basis points if our total leverage is greater than 50%. As of June 30, 2016 the effective interest rate on our Amended KeyBank Credit Facility was 2.72%.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

The Amended KeyBank Credit Facility is fully recourse and is secured by cross-collateralized first mortgage liens on 38 Mortgaged Properties (as defined in the Amended Credit Agreement). The Amended KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders (as defined in the Amended Credit Agreement) shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated December 22, 2015, in favor of the Lenders, we serve as a guarantor of all obligations due under the Amended KeyBank Credit Facility.

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

Additionally, on May 25, 2016, our Operating Partnership purchased an interest rate swap with a notional amount of $180 million, such that in no event will our interest rate exceed 3.75% thereon through December 31, 2016.

As of June 30, 2016, the outstanding principal balance under the Amended KeyBank Facility was $90 million. As of December 31, 2015, the outstanding principal balance under the Amended KeyBank Facility was $10.0 million.

The KeyBank Property Loan

On March 25, 2016, one of our subsidiaries executed purchase and sale agreements with unaffiliated third parties for the acquisition of 22 self storage facilities (10 in Florida, 11 in North Carolina, and one in Maryland), four parcels of land adjacent to the North Carolina properties and one redevelopment property in North Carolina (the “27 Property Portfolio”). On June 1, 2016 we closed on 11 self storage facilities in Florida and Maryland for approximately $275 million representing the first phase (“First Phase”) of the 27 Property Portfolio.

On June 1, 2016, we, through certain affiliated entities (collectively, the “Borrower”) entered into a credit agreement (the “Property Loan Agreement”) for a secured loan in the amount of $105 million (the “KeyBank Property Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The Borrower borrowed $105 million in connection with the purchase of the properties in the First Phase of the 27 Property Portfolio. The KeyBank Property Loan is a term loan facility that has a maturity date of December 31, 2016. We intend to repay the KeyBank Property Loan with net proceeds from our Offering, a draw down on the Amended KeyBank Credit Facility or other potential debt financing.

Payments due under the KeyBank Property Loan are interest-only due on the first day of each month. The KeyBank Property Loan bears interest based on the type of borrowing elected by the Borrower. An ABR Borrowing bears interest at the lesser of (x) the Alternate Base Rate (as defined in the Property Loan Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Property Loan Agreement). A Eurodollar Borrowing bears interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Property Loan Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Property Loan Agreement). The Applicable Rate means 225 basis points for any Eurodollar Borrowing and 125 basis points for any ABR Borrowing. The Borrower elected a Eurodollar Borrowing. The Borrower paid certain fees to the lenders in connection with the KeyBank Property Loan.

The KeyBank Property Loan is fully recourse, jointly and severally, to us and the Borrower and is secured by cross-collateralized first mortgage liens on 11 Mortgaged Properties (as defined in the Property Loan Agreement), which are the same properties acquired in the First Phase of the 27 Property Portfolio. The Borrower may prepay the KeyBank Property Loan at any time, without penalty, in whole or in part, with an exit fee payable under certain circumstances. Pursuant to that certain guaranty (the “Property Loan Guaranty”), dated June 1, 2016, in favor of the lenders, we serve as the guarantor of all obligations due under the Property Loan Agreement.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

The Property Loan Agreement contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Property Loan Agreement) financial tests the Borrower must maintain, on a consolidated basis in accordance with GAAP: (i) a Loan to Value Ratio of not greater than fifty five percent (55%); (ii) a Pool Debt Yield of at least ten and one half percent (10.5%), tested as of September 30, 2016 and as of the close of each fiscal quarter thereafter. Throughout the terms of the Property Loan Agreement, we shall have and maintain, on a consolidated basis in accordance with GAAP, tested as of the close of each fiscal quarter: (i) a total Leverage Ratio no greater than sixty percent (60%); (ii) a Tangible Net Worth not at any time to be less than approximately $260 million, plus eighty-five percent (85%) of the Net Equity Proceeds received after the Effective Date; (iii) an Interest Coverage Ratio of not less than 1.85:1.00; (iv) a Fixed Charge Ratio of not less than 1.60:1.00; and (v) a ratio of the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a hedging agreement to the sum of the Indebtedness, not in excess of thirty percent (30%).

As of June 30, 2016, the outstanding principal balance under the KeyBank Property Loan was $105 million and the effective interest rate was 2.72%.

The KeyBank Subordinate Loan

On June 1, 2016, in conjunction with the acquisition of the First Phase of the 27 Property Portfolio, we entered into a credit agreement (the “Subordinate Loan Agreement”) in which we borrowed $30 million (the “KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The KeyBank Subordinate Loan is a term loan facility that has a maturity date of December 31, 2016. We intend to repay the KeyBank Subordinate Loan with net proceeds from our Offering, a draw down on the Amended KeyBank Credit Facility or other potential debt financing.

Payments due pursuant to the KeyBank Subordinate Loan are interest-only due on the first day of each month. The KeyBank Subordinate Loan bears interest based on the type of borrowing elected by us. An ABR Borrowing bears interest at the lesser of (x) the Alternate Base Rate (as defined in the Subordinate Loan Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Subordinate Loan Agreement). A Eurodollar Borrowing bears interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Subordinate Loan Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Subordinate Loan Agreement). The Applicable Rate means 563 basis points for any Eurodollar Borrowing and 463 basis points for any ABR Borrowing. We elected a Eurodollar Borrowing. We paid certain fees to the lenders in connection with the KeyBank Subordinate Loan.

The KeyBank Subordinate Loan is non-recourse and unsecured. We may prepay the KeyBank Subordinate Loan at any time, without penalty, in whole or in part, with an exit fee payable under certain circumstances. The KeyBank Subordinate Loan contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Subordinate Loan Agreement) financial tests we must maintain, on a consolidated basis in accordance with GAAP, tested as of the close of each fiscal quarter: (i) a Total Leverage Ratio no greater than sixty percent (60%); (ii) a Tangible Net Worth not at any time to be less than approximately $260 million, plus eighty-five percent (85%) of the Net Equity Proceeds received after the Effective Date; (iii) an Interest Coverage Ratio of not less than 1.85:1.00; (iv) a Fixed Charge Ratio of not less than 1.60:1.00; and (v) a ratio of the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a hedging agreement to the sum of the Indebtedness, not in excess of thirty percent (30%). It will be an event of default under the Subordinate Loan Agreement if an event of default is in existence under our Amended KeyBank Credit Facility or under the Property Loan Agreement.

As of June 30, 2016, the outstanding principal balance under the KeyBank Subordinate Loan was $30 million and the effective interest rate was 6.1%.

Assumption of Debt Related to the Oakland Properties

In connection with the acquisition of properties in Oakland and Concord, California (the “Oakland Properties”) on May 18, 2016, we, through two special purpose entities formed to acquire and hold the Oakland Properties, assumed a loan with USAmeriBank (“USAmeribank”).

We assumed the renewal promissory note dated October 28, 2015 in favor of USAmeriBank in the principal amount of $20 million (the “Oakland Loan”) that is secured by the Oakland Properties. The Oakland Loan accrues interest at a rate equal to the 30-day LIBOR Rate (as defined in the promissory note) plus 2.0% per annum. The Oakland Loan matures on April 10, 2023.

In connection with the Oakland Loan, we also assumed an interest rate swap with USAmeriBank that fixes the interest rate at 3.95% and that will expire on April 10, 2023. In conjunction with the preliminary purchase accounting, the interest rate swap was valued at approximately $760,000 and recorded as a debt premium. From the date of acquisition through June 30,

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

2016, the interest rate swap’s liability position has increased approximately $0.4 million which is recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The characteristics of this financial instrument, market data, and other comparative metrics utilized in determining this fair value are “Level 2” inputs as the term is defined in the accounting standard for fair value measurement.

As of June 30, 2016, the outstanding principal balance under the Oakland Loan was $20 million.

Additional Secured Debt

The components of our remaining secured debt, are summarized as follows:

	June 30, 2016	December 31, 2015
Fixed Rate Debt
Loans with banks bearing interest at fixed rates between 5.73% and 5.98%. The loans are secured by self storage facilities. Principal and interest payments are made monthly with all outstanding principal and interest due between October 2018 and September 2023. Approximately $10.3 million of these loans are denominated in Canadian dollars	$22,613,950	$12,437,841
Variable Rate Debt
Canadian dollar denominated loans with banks bearing floating interest rates based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”). Interest rates based on Canadian Prime are Canadian Prime plus 1.75%. Interest rates based on CDOR have a spread between 2.5% and 4.05%. The loans are secured by storage facilities. Payments are made monthly with all outstanding principal and interest due between December 2017 and February 2021	22,918,708	—

Total additional secured debt	45,532,658	12,437,841
Amended KeyBank Credit Facility	90,000,000	10,000,000
KeyBank Property Loan	105,000,000	—
KeyBank Subordinate Loan	30,000,000	—
Oakland Loan	20,000,000	—
Premium on secured debt, net	1,997,648	799,396
Debt issuance costs, net	(2,403,694)	(207,462)

Total	$290,126,612	$23,029,775

As of June 30, 2016, we provided guarantees totaling approximately $42 million in connection with our loans. We are subject to certain restrictive covenants relating to the outstanding secured debt.

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2016:

2016	$135,268,809
2017	8,387,138
2018	103,340,850
2019	965,708
2020	994,414
2021 and thereafter	41,575,739

Total payments	290,532,658
Premium on secured debt, net	1,997,648
Debt issuance costs, net	(2,403,694)

Total	$290,126,612

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Offering. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fees and stockholder servicing fees) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. We are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor is required to reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Dealer Manager Agreement

Our Dealer Manager receives a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager has entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering.

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

June 30, 2016

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2015 and the six months ended June 30, 2016, as well as any related amounts payable as of December 31, 2015 and June 30, 2016:

	Year Ended December 31, 2015			Six Months Ended June 30, 2016
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,200,003	$1,988,533	$47,971	$345,753	$168,974	$224,750
Asset management fees	865,757	888,011	—	939,023	939,023	—
Property management fees(1)	1,259,135	1,306,422	—	976,564	966,975	9,589
Acquisition expenses	2,776,679	3,479,712	—	8,256,031	8,256,031	—
Capitalized
Deferred financing costs	214,006	655,879	—	—	—	—
Other assets	77,556	539,048	—	—	—	—
Additional Paid-in Capital
Selling commissions	14,761,271	14,761,271	—	13,978,092	13,978,092	—
Dealer Manager fee	3,690,318	3,535,685	160,512	4,225,158	4,327,687	57,983
Offering costs	319,882	2,125,798	—	233,582	233,582	—

Total	$25,164,607	$29,280,359	$208,483	$28,954,203	$28,870,364	$292,322

(1)	During the year ended December 31, 2015, property management fees included approximately $0.3 million of fees paid to the sub-property manager of our properties. During the six months ended June 30, 2016, property management fees included approximately $0.9 million of fees paid to the sub-property manager of our properties.

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

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. On April 21, 2016, the purchase price per share became equivalent to our estimated value per share of $10.09. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of June 30, 2016 we had sold approximately 0.5 million shares through our distribution reinvestment plan offering for Class A Shares and approximately 21,000 shares for our Class T Shares.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

For the six months ended June 30, 2016, we received redemption requests for an aggregate of approximately 71,300 shares (approximately $690,000), $530,000 of which was fulfilled in April 2016 and $160,000 of which was included in accounts payable and accrued liabilities as of June 30, 2016 and fulfilled in July 2016. For the six months ended June 30, 2015, we received one redemption request for 1,750 (approximately $17,500) shares which was fulfilled in July 2015.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Note 9. Declaration of Distributions

On June 9, 2016, our board of directors declared a distribution rate for the third quarter of 2016 of $0.00163934426 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2016 and continuing on each day thereafter through and including September 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Total revenues	$4,488,212	$5,053,724	$5,356,983	$6,234,589	$9,799,189
Total operating expenses	$5,613,146	$5,989,195	$5,454,605	$10,048,926	$18,708,719
Operating loss	$(1,124,934)	$(935,471)	$(97,622)	$(3,814,337)	$(8,909,530)
Net loss	$(1,990,815)	$(1,854,575)	$(1,511,945)	$(4,508,654)	$(10,729,510)
Net loss attributable to common stockholders	$(4,037,637)	$(3,739,454)	$(2,534,121)	$(4,505,204)	$(10,724,129)
Net loss per Class A Share-basic and diluted	$(1.36)	$(0.82)	$(0.18)	$(0.17)	$(0.27)
Net loss per Class T Share-basic and diluted	$—	$—	$(0.18)	$(0.17)	$(0.27)

Note 11. Potential Acquisitions

Potential Acquisition of Second Phase of 27 Property Portfolio

On March 25, 2016, one of our subsidiaries executed purchase and sale agreements with unaffiliated third parties for the acquisition of the 27 Property Portfolio. The purchase price for the 27 Property Portfolio is approximately $371 million, plus closing costs and acquisition fees. On June 1, 2016 we closed on the First Phase of the 27 Property Portfolio consisting of 11 self storage facilities in Florida and Maryland for approximately $275 million. We expect the acquisition of the remaining properties in the 27 Property Portfolio to close in the third quarter of 2016. We expect to fund the purchase of the additional properties in the 27 Property Portfolio with a combination of proceeds from our Offering, drawdown on our existing credit facility, and an assumption of existing debt on certain of the remaining properties. There can be no assurance that we will complete the acquisition. If we fail to acquire the remaining properties in the 27 Property Portfolio, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Potential Acquisition—Pollock Drive—Las Vegas, Nevada

On May 10, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a storage facility located in Las Vegas, Nevada (the “Pollock Drive Property”). The purchase price for the Pollock Drive Property is approximately $14.2 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the Pollock Drive Property in the third quarter of 2016 and to fund such acquisition with net proceeds from our Offering and a draw down on the Amended KeyBank Credit Facility. There can be no assurance that we will complete the acquisition. If we fail to acquire the Pollock Drive Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Note 12. Subsequent Events

Acquisition—Silverado Ranch Road—Las Vegas, Nevada

On July 28, 2016, we purchased a self storage facility (the “Silverado Ranch Road Property”), located in Las Vegas Nevada. We acquired the Silverado Ranch Road Property from an unaffiliated third party for a purchase price of approximately $13.9 million, plus closing costs and acquisition fees. Our Advisor earned approximately $245,000 in acquisition fees in connection with this acquisition. We financed the acquisition of the Silverado Ranch Road Property with net proceeds from our Offering.

KeyBank CMBS Loan

On July 28, 2016, we, through 29 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with KeyBank in which we borrowed $95 million from KeyBank (the “CMBS Loan”). Pursuant to the loan agreement, the collateral under the loan consists of our respective fee interests in 29 self storage properties (the “Mortgaged Properties”). The proceeds of the CMBS Loan were primarily used to pay down our Amended KeyBank Credit Facility, after which the Mortgaged Properties were released as collateral under the Amended KeyBank Credit Facility.

The CMBS Loan has an initial term of ten years, maturing on August 1, 2026. In connection with the CMBS Loan, we entered into two promissory notes, dated July 28, 2016, in the amounts of $70 million and $25 million (the “Promissory Notes”). Monthly payments due under the Promissory Notes are interest-only for the first five years and payments reflecting a 30-year amortization schedule begin thereafter. The Promissory Notes bear interest at 3.89%.

The CMBS Loan is secured by first mortgage liens or deeds of trusts on the Mortgaged Properties, an assignment of all leases/rents, perfected first priority security interests in all personal property, escrows, reserves and a cash management account. In addition, we have provided a guaranty (the “KeyBank Guaranty”), dated July 28, 2016, in favor of KeyBank, in which we serves as a guarantor of all obligations due under the Loan Agreement.

The CMBS Loan may be prepaid with payment of a yield maintenance premium only during the period commencing on the third anniversary of the first monthly payment and ending two years after the completion of securitization of the Promissory Notes by KeyBank. If KeyBank securitizes the Promissory Notes within three years of the first monthly payment, the CMBS Loan may not be prepaid but may be repaid in whole or in part through a partial or full defeasance (releasing one or more of the Mortgaged Properties from the liens) beginning two years after the Promissory Notes are securitized.

Potential Acquisition—West Sahara Ave –Las Vegas, Nevada

On August 1, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a storage facility located in Las Vegas, Nevada (the “West Sahara Ave Property”). The purchase price for the West Sahara Ave Property is approximately $9.3 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the West Sahara Ave Property in the third quarter of 2016 and to fund such acquisition with net proceeds from our Offering and a drawdown on the Amended KeyBank Credit Facility. There can be no assurance that we will complete the acquisition. If we fail to acquire the West Sahara Ave Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Offering Status

As of August 8, 2016, in connection with our Offering we have issued approximately 40.2 million Class A Shares of our common stock and approximately 3.9 million Class T Shares of our common stock for gross proceeds of approximately $403.6 million and approximately $38.7 million, respectively.

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

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of June 30, 2016, we had sold approximately 38.8 million Class A Shares and approximately 3.4 million Class T Shares in our Offering for gross proceeds of approximately $388.6 million and approximately $33.4 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of June 30, 2016, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	3.5%	94%	1.9%
California	19	11,470	1,233,400	27.0%	93%	30.8%
Colorado	3	1,740	173,800	3.8%	81%	3.4%
Florida	13	10,440	1,237,900	27.0%	96%	32.2%
Illinois	2	1,030	107,500	2.4%	91%	2.1%
Indiana	2	1,000	112,100	2.5%	95%	1.5%
Maryland	2	1,610	172,900	3.8%	94%	4.4%
Michigan	4	2,180	261,000	5.7%	90%	4.6%
New Jersey	1	460	51,000	1.1%	82%	0.8%
North Carolina	3	1,070	159,600	3.5%	91%	2.9%
Ohio	5	2,210	272,300	6.0%	95%	3.7%
South Carolina	2	1,420	194,600	4.3%	92%	3.4%
Washington	1	490	48,100	1.1%	93%	1.2%
Greater Toronto Area	5	3,850	379,700	8.3%	73%	7.1%

Total	63	40,050	4,562,900	100%	92%	100%

(1)	Includes all rentable units, consisting of storage units, and parking (approximately 1,300 units).
(2)	Includes all rentable square feet consisting of storage units, and parking (approximately 350,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or the Greater Toronto Area divided by total rentable square feet of all the facilities we owned in such state or area as of June 30, 2016.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month ended June 30, 2016.

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

Real Estate Purchase Price Allocation

We allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

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

Our operating results for the three and six months ended June 30, 2015 include full quarters of results for five facilities and partial results for the 21 facilities we acquired during the quarter ended March 31, 2015 and partial results for five facilities we acquired during the quarter ended June 30, 2015. Our operating results for the three and six months ended June 30, 2016 include full quarters of results for those 31 self storage facilities plus full quarter results for an additional two self storage facilities acquired during the third and fourth quarters of 2015 and partial quarter results for seven self storage facilities acquired in the first quarter of 2016 and 23 self storage facilities acquired in the second quarter of 2016. Therefore, we believe there is little basis for comparison between the three and six months ended June 30, 2016 and 2015. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the three months ended June 30, 2016 and 2015 were approximately $9.7 million and $4.4 million, respectively. The increase in rental revenue is primarily attributable to a full quarter of operations for 40 properties and a partial quarter of operations for 23 properties during the second quarter of 2016, compared to a full quarter of operations for 26 properties and partial quarter of operations of five properties for the second quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2016 and 2015 were approximately $3.6 million and $1.6 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 40 properties and a partial quarter of operations for 23 properties during the second quarter of 2016, compared to a full quarter of operations for 26 properties and partial quarter of operations of five properties for the second quarter of 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2016 and 2015 were approximately $1.2 million and $0.5 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates is primarily attributable to a full quarter of operations for 40 properties and a partial quarter of operations for 23 properties during the second quarter of 2016, compared to a full quarter of operations for 26 properties and partial quarter of operations of five properties for the second quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 and 2015 were approximately $0.8 million and $0.5 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent and legal costs commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2016 and 2015 were approximately $5.3 million and $2.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is primarily attributable to a full quarter of operations for 40 properties and a partial quarter of operations for 23 properties during the second quarter of 2016, compared to a full quarter of operations for 26 properties and partial quarter of operations of five properties for the second quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2016 and 2015 were approximately $6.6 million and $0.4 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2016 and 2015 were approximately $1.2 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods or to be acquired in future periods. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense for the three months ended June 30, 2016 and 2015 were approximately $1.2 million and $0.8 million, respectively. We expect interest expense to increase in future periods commensurate with our future debt level.

Debt Issuance Costs

Debt issuance costs for the three months ended June 30, 2016 and 2015 were approximately $0.6 million and $0.1 million, respectively. The increase in debt issuance costs is attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage properties. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2015) for the three months ended June 30, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue (1)	$4,594,949	$4,140,532	11.0%	$5,204,240	$347,680	N/M	$9,799,189	$4,488,212	118.3%
Property operating expenses (2)	1,987,321	1,721,484	15.4%	2,228,025	148,951	N/M	4,215,346	1,870,435	125.4%

Operating income	$2,607,628	$2,419,048	7.8%	$2,976,215	$198,729	N/M	$5,583,843	$2,617,777	113.3%

Number of facilities	26	26		37	5		63	31
Rentable square feet (3)	1,554,600	1,554,600		3,008,300	312,000		4,562,900	1,866,600
Average physical occupancy (4)	90.7%	87.6%		N/M	N/M		91.0%	86.7%
Annualized rent per occupied square foot (5)	$13.29	$12.40		N/M	N/M		$13.90	$12.10

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 350,000 and approximately 75,000 as of June 30, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 50,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.4 million was primarily the result of increased average physical occupancy of approximately 3.1% and increased rent per occupied square foot of approximately 7.2% for the three months ended June 30, 2016 over the three months ended June 30, 2015.

Our same-store property operating expenses increased by approximately $0.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to increased repair and maintenance expenses.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the six months ended June 30, 2016 and 2015 were approximately $15.9 million and $7.3 million, respectively. The increase in rental revenue is primarily attributable to a full two quarters of operations for 33 properties and a partial two quarters of operations for 30 properties during the six months ended June 30, 2016 compared to a full two quarters of operations for five properties and a partial two quarters of operations of 26 properties during the six months ended June 30, 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2016 and 2015 were approximately $6.1 million and $2.8 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full two quarters of operations for 33 properties and a partial two quarters of operations for 30 properties during the six months ended June 30, 2016 compared to a full two quarters of operations for five properties and a partial two quarters of operations of 26 properties during the six months ended June 30, 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2016 and 2015 were approximately $1.9 million and $1.0 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates is primarily attributable to a full two quarters of operations for 33 properties and a partial two quarters of operations for 30 properties during the six months ended June 30, 2016 compared to a full two quarters of operations for five properties and a partial two quarters of operations of 26 properties during the six months ended June 30, 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 and 2015 were approximately $1.4 million and $0.9 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent and legal costs commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2016 and 2015 were approximately $8.6 million and $4.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full two quarters of operations for 33 properties and a partial two quarters of operations for 30 properties during the six months ended June 30, 2016 compared to a full two quarters of operations for five properties and a partial two quarters of operations of 26 properties during the six months ended June 30, 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2016 and 2015 were approximately $8.3 million and $2.4 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2016 and 2015 were approximately $2.4 million and $0.4 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods or to be acquired in future periods. We expect acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense for the six months ended June 30, 2016 and 2015 were approximately $1.6 million and $1.3 million, respectively. We expect interest expense to increase in future periods commensurate with our future debt level.

Debt Issuance Costs

Debt issuance costs for the six months ended June 30, 2016 and 2015 were approximately $0.8 million and $0.2 million, respectively. The increase in debt issuance costs is attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage properties. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2015) for the six months ended June 30, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue (1)	$1,619,511	$1,476,977	9.7%	$14,414,267	$6,018,015	N/M	$16,033,778	$7,494,992	113.9%
Property operating expenses (2)	666,600	598,680	11.3%	6,414,422	2,650,146	N/M	$7,081,022	3,248,826	118.0%

Operating income	$952,911	$878,297	8.5%	$7,999,845	$3,367,869	N/M	$8,952,756	$4,246,166	110.8%

Number of facilities	5	5		58	26		63	31
Rentable square feet (3)	354,200	354,200		4,208,700	1,512,400		4,562,900	1,866,600
Average physical occupancy (4)	90.5%	88.3%		N/M	N/M		89.1%	86.3%
Annualized rent per occupied square foot (5)	$11.00	$10.29		N/M	N/M		$14.01	$12.31

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 350,000 and approximately 75,000 as of June 30, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 40,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $140,000 was primarily the result of increased average physical occupancy of approximately 2.2% and increased rent per occupied square foot of approximately 6.9% for the six months ended June 30, 2016 over the six months ended June 30, 2015.

Our same-store property operating expenses increased by approximately $60,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased repair and maintenance expenses.

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

However, FFO or modified funds from operations (“MFFO”), discussed below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operational performance and is, therefore, given more prominence than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our Offering, we will use the proceeds raised in our Offering to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Offering has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders(1)	$(10,724,129)	$(4,037,637)	$(15,229,333)	$(9,017,366)
Add:
Depreciation	2,418,884	899,811	3,863,955	1,471,698
Amortization of intangible assets	2,853,212	1,597,581	4,707,977	2,588,640
Deduct:
Adjustment for noncontrolling interests	(2,647)	(16,458)	(5,159)	(29,461)

FFO	(5,454,680)	(1,556,703)	(6,662,560)	(4,986,489)
Other Adjustments:
Acquisition expenses(2)	7,843,125	517,610	10,687,061	2,866,529
Accretion of fair market value of secured debt(3)	(107,286)	(22,448)	(143,012)	(41,663)
Realized and unrealized losses on foreign exchange holdings(4)	17,993	—	16,717	—
Adjustment for noncontrolling interests	(3,808)	(3,282)	(6,028)	(25,462)

MFFO(5)	$2,295,344	$(1,064,823)	$3,892,178	$(2,187,085)

As discussed above, our results of operations for the three and six months ended June 30, 2016 and 2015 have been significantly impacted by our acquisitions during the first and second quarters of each year. The information below should be read in conjunction with the discussion regarding the acquisitions above.

(1)	Net loss attributable to Strategic Storage Trust II, Inc. common stockholders for the three and six months ended June 30, 2015 included approximately $1.6 million and $2.8 million, respectively, in distributions to Preferred Unitholders in our Operating Partnership and approximately $0.4 million and $0.8 million, respectively, in accretion of preferred equity costs. As of December 31, 2015, we had redeemed all of the Preferred Units.
(2)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(3)	This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.
(4)	These amounts primarily relate to transactions with our non-U.S. functional currency entities. The losses are the result of fluctuations between the U.S. dollar and the Canadian dollar. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing hedge and foreign exchange risk and do not rely on another party to manage such risk.
(5)	The improvement in MFFO between the three and six months ended June 30, 2016 and 2015 is primarily the result of an increase in our net operating income. Total revenues less all property operating expenses were approximately $5.0 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and $8.0 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively, thereby increasing MFFO by approximately $3.3 million and $6.1 million for the three and six months ended June 30, 2016 and 2015, respectively.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $0.6 million and $0.1 million, respectively, were recognized for the three months ended June 30, 2016 and 2015. Debt issuance costs of approximately $0.8 million and $0.2 million, respectively, were recognized for the six months ended June 30, 2016 and 2015.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Net cash flow provided by (used in):
Operating activities	$(3,818,038)	$(1,966,721)	$(1,851,317)
Investing activities	(426,006,963)	(125,567,783)	(300,439,180)
Financing activities	414,416,180	134,249,122	280,167,058

Cash flows used in operating activities for the six months ended June 30, 2016 and 2015 were approximately $3.8 million and $2.0 million, respectively, a change of approximately $1.9 million. The change in cash used in our operating activities is primarily the result of an increase in net loss, excluding depreciation and amortization, of approximately $4.6 million (primarily the result of increased acquisition expense of approximately $7.8 million), offset by a change in working capital of approximately $2.8 million.

Cash flows used in investing activities for the six months ended June 30, 2016 and 2015 were approximately $426.0 million and $125.6 million, respectively, an increase in the use of cash of approximately $300.4 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $416.9 million for our acquisitions during the first two quarters of 2016, compared to $125.0 million for the purchase of our acquisitions during the first two quarters of 2015.

Cash flows provided by financing activities for the six months ended June 30, 2016 and 2015 were approximately $414.4 million and $134.2 million, respectively, an increase in the cash provided of approximately $280.2 million. The change in cash provided by financing activities was comprised of approximately $175.5 million more in net proceeds from the issuance of common stock and by approximately $160.6 million more in net proceeds from the issuance of secured debt, offset by approximately $52.8 million less in proceeds from the issuance of preferred equity in our Operating Partnership.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering will initially be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Operating cash flows are expected to increase as properties are added to our portfolio.

Distribution Policy

On June 9, 2016, our board of directors declared a distribution rate for the third quarter of 2016 of $0.00163934426 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2016 and continuing on each day thereafter through and including September 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Distributions paid in cash — common stockholders	$4,396,703		$430,970
Distributions paid in cash — Operating Partnership unitholders	6,003		5,984
Distributions paid in cash — preferred unitholders	—		1,363,028
Distributions reinvested	4,265,316		262,014

Total distributions	$8,668,022		$2,061,996

Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	4,402,706	51%	1,799,982	87%
Offering proceeds from distribution reinvestment plan	4,265,316	49%	262,014	13%

Total sources	$8,668,022	100%	$2,061,996	100%

From our inception through June 30, 2016, we paid cumulative distributions of approximately $16.5 million, as compared to cumulative negative FFO of approximately $15.1 million. For the six months ended June 30, 2016, we incurred distributions of approximately $8.7 million, as compared to a negative FFO of approximately $6.7 million which reflects acquisition related expenses of approximately $10.7 million. For the six months ended June 30, 2015, we incurred distributions of approximately $2.1 million, as compared to a negative FFO of approximately $5.0 million which reflects acquisition related expenses of approximately $2.9 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2016, our total indebtedness was approximately $290.1 million, which included approximately $42.6 million in fixed rate debt, $247.9 million in variable rate debt and approximately $2.0 million in debt premium less approximately $2.4 million in debt issuance costs.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016:

	Payments due during the years ending December 31:
	Total	2016	2017-2018	2019-2020	Thereafter

Mortgage interest(1)	$23,394,455	$5,526,934	$10,660,913	$3,684,614	$3,521,994
Mortgage principal(2)	290,532,658	135,268,809	111,727,988	1,960,122	41,575,739

Total contractual obligations	$313,927,113	$140,795,743	$122,388,901	$5,644,736	$45,097,733

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2016.
(2)	Amount represents principal payments only, excluding debt premium.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk and to a lesser extent, foreign currency risk. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2016, our total indebtedness was approximately $290.1 million, which included approximately $42.6 million in fixed rate debt, $247.9 million in variable rate debt and approximately $2.0 million in debt premium less approximately $2.4 million in debt issuance costs. As of December 31, 2015, our total indebtedness was approximately $23.0 million, which included approximately $10.0 million in variable rate debt, approximately $12.4 million in fixed rate debt, approximately $0.8 million in debt premium, less $0.2 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $2.5 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2016:

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$139,163	$359,029	$10,754,236	$706,417	$735,123	$29,919,982	$42,613,950
Average interest rate (1)	4.93%	4.93%	4.80%	4.63%	4.63%	4.63%
Variable rate debt	$135,129,646	$8,028,109	$92,586,614	$259,291	$259,291	$11,655,757	$247,918,708
Average interest rate(1)	3.23%	2.95%	2.81%	3.41%	3.41%	3.41%

(1)	Interest rate is based upon the contractual rate in effect on June 30, 2016.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June  30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred a net loss to date, have an accumulated deficit, and we anticipate that our operations may not be profitable in 2016.

We incurred a net loss of approximately $15.2 million for the six months ended June 30, 2016. Our accumulated deficit was approximately $32.9 million as of June 30, 2016. Given that we are still early in our fundraising and acquisition stage of development, we anticipate that our operations may not be profitable in 2016.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From our inception through June 30, 2016, the payment of distributions has been paid from offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of June 30, 2016, we had issued approximately 38.8 million Class A Shares and approximately 3.4 million Class T Shares for gross proceeds of approximately $388.6 million and approximately $33.4 million, respectively. From this amount, we incurred approximately $38.4 million in selling commissions and dealer manager fees (of which approximately $29.8 million was re-allowed to third party broker-dealers), and approximately $4.1 million in other organization and offering costs. With the net offering proceeds and indebtedness, we acquired approximately $613.3 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the six months ended June 30, 2016, we received redemption requests for approximately $690,000, of which approximately $530,000 was redeemed in April 2016, with the remainder redeemed in July of 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Articles of Amendment of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3	Articles Supplementary of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, filed on April 11, 2016, Commission File No. 333-190983

10.1	Property Loan Agreement, dated as of June 1, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.2	Property Loan Guaranty, dated as of June 1, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.3	Subordinate Loan Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.3	Guaranty, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

10.3	Promissory Note A-1, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

10.3	Promissory Note A-2, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: August 15, 2016	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer