Form 10-Q
period 2016-09-30
Strategic Storage Trust II, Inc.
filed 2016-11-14
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 44,132,395 outstanding shares of Class A common stock and 5,533,643 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Real estate facilities:
Land	$223,164,615	$47,653,000
Buildings	378,839,821	97,941,472
Site improvements	32,472,652	10,650,078

	634,477,088	156,244,550
Accumulated depreciation	(11,329,843)	(3,755,709)

	623,147,245	152,488,841
Construction in process	2,423,653	385,408

Real estate facilities, net	625,570,898	152,874,249
Cash and cash equivalents	11,962,163	28,104,470
Restricted cash	2,324,883	410,492
Other assets	8,777,371	6,017,845
Debt issuance costs, net of accumulated amortization	1,780,464	2,128,806
Intangible assets, net of accumulated amortization	12,785,410	3,910,966

Total assets	$663,201,189	$193,446,828

LIABILITIES AND EQUITY
Debt	$284,133,892	$23,029,775
Accounts payable and accrued liabilities	6,585,420	2,146,253
Due to affiliates	2,772,203	208,483
Distributions payable	2,285,075	986,886

Total liabilities	295,776,590	26,371,397

Commitments and contingencies (Note 8)
Redeemable common stock	7,519,326	1,223,483

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 42,267,020 and 20,684,791 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	42,267	20,685
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 4,955,383 and 608,982 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,955	609
Additional paid-in capital	419,045,485	187,434,752
Distributions	(20,227,032)	(3,893,528)
Accumulated deficit	(39,255,012)	(17,687,326)
Accumulated other comprehensive income	338,383	—

Total Strategic Storage Trust II, Inc. equity	359,949,046	165,875,192

Noncontrolling interests in our Operating Partnership	(43,773)	(23,244)

Total equity	359,905,273	165,851,948

Total liabilities and equity	$663,201,189	$193,446,828

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Self storage rental revenue	$14,374,412	$4,917,356	$30,292,850	$12,218,338
Ancillary operating revenue	83,138	136,368	198,478	330,377

Total revenues	14,457,550	5,053,724	30,491,328	12,548,715

Operating expenses:
Property operating expenses	4,813,732	1,808,751	10,918,186	4,579,684
Property operating expenses – affiliates	1,860,606	573,200	3,776,193	1,544,622
General and administrative	637,302	416,472	2,086,167	1,272,371
Depreciation	3,741,831	1,228,624	7,635,527	2,713,979
Intangible amortization expense	3,620,992	1,680,290	8,328,969	4,268,928
Acquisition expenses—affiliates	751,331	206,862	9,007,362	2,625,303
Other property acquisition expenses	327,309	74,996	2,758,340	523,084

Total operating expenses	15,753,103	5,989,195	44,510,744	17,527,971

Operating loss	(1,295,553)	(935,471)	(14,019,416)	(4,979,256)
Other income (expense):
Interest expense	(2,905,979)	(816,265)	(4,678,187)	(2,126,877)
Interest expense—accretion of fair market value of secured debt	110,831	24,615	253,843	66,278
Interest expense—debt issuance costs	(2,088,310)	(151,308)	(2,907,873)	(392,845)
Other	(162,058)	23,854	(227,597)	7,106

Net loss	(6,341,069)	(1,854,575)	(21,579,230)	(7,425,594)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(1,567,904)	—	(4,327,578)
Less: Accretion of preferred equity costs	—	(334,719)	—	(1,093,320)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,713	17,744	11,544	89,674

Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(6,338,356)	$(3,739,454)	$(21,567,686)	$(12,756,818)

Net loss per Class A share – basic and diluted	$(0.14)	$(0.82)	$(0.58)	$(3.91)
Net loss per Class T share – basic and diluted	$(0.14)	$—	$(0.58)	$—

Weighted average Class A shares outstanding – basic and diluted	40,557,461	4,581,131	34,205,460	3,259,830
Weighted average Class T shares outstanding – basic and diluted	4,134,602	—	2,680,558	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(6,341,069)	$(1,854,575)	$(21,579,230)	$(7,425,594)
Other comprehensive income (loss):
Foreign currency translation adjustment	(437,719)	—	1,269,877	—
Foreign currency forward contract gain (loss)	461,866	—	(673,376)	—
Interest rate swap contract gain (loss)	141,541	—	(258,118)	—

Other comprehensive income	165,688	—	338,383	—

Comprehensive loss	(6,175,381)	(1,854,575)	(21,240,847)	(7,425,594)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(1,567,904)	—	(4,327,578)
Less: Accretion of preferred equity costs	—	(334,719)	—	(1,093,320)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,642	17,744	11,363	89,674

Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders.	$(6,172,739)	$(3,739,454)	$(21,229,484)	$(12,756,818)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2015	20,684,791	$20,685	608,982	$609	$187,434,752	$(3,893,528)	$(17,687,326)	$—	$165,875,192	$(23,244)	$165,851,948	$1,223,483
Gross proceeds from issuance of common stock	20,962,269	20,962	4,298,459	4,298	257,557,307	—	—	—	257,582,567	—	257,582,567	—
Offering costs	—	—	—	—	(25,973,183)	—	—	—	(25,973,183)	—	(25,973,183)	—
Changes to redeemable common stock	—	—	—	—	(7,353,566)	—	—	—	(7,353,566)	—	(7,353,566)	7,353,566
Redemptions of common stock	(76,206)	(76)	—	—	—	—	—	—	(76)	—	(76)	(1,057,723)
Distributions ($0.30 per share)	—	—	—	—	—	(16,333,504)	—	—	(16,333,504)	—	(16,333,504)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,985)	(8,985)	—
Issuance of shares for distribution reinvestment plan	696,166	696	47,942	48	7,353,566	—	—	—	7,354,310	—	7,354,310	—
Stock compensation expense	—	—	—	—	26,609	—	—	—	26,609	—	26,609	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(21,567,686)	—	(21,567,686)	—	(21,567,686)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(11,544)	(11,544)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,269,877	1,269,877	—	1,269,877	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(673,376)	(673,376)	—	(673,376)	—
Interest rate swap contract loss	—	—	—	—	—	—	—	(258,118)	(258,118)	—	(258,118)	—

Balance as of September 30, 2016	42,267,020	$42,267	4,955,383	$4,955	$419,045,485	$(20,227,032)	$(39,255,012)	$338,383	$359,949,046	$(43,773)	$359,905,273	$7,519,326

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,579,230)	$(7,425,594)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,964,496	6,982,907
Accretion of fair market value adjustment of secured debt	(253,843)	(66,278)
Amortization of debt issuance costs	2,101,477	392,845
Expense related to issuance of restricted stock	26,609	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(1,435,611)	(1,140,740)
Restricted cash	(957,777)	(88,453)
Accounts payable and accrued liabilities	3,654,629	1,380,951
Due to affiliates	419,619	(1,480,189)

Net cash used in operating activities	(2,059,631)	(1,444,551)

Cash flows from investing activities:
Purchase of real estate	(454,364,443)	(132,959,259)
Additions to real estate facilities	(5,553,599)	(1,872,374)
Restricted cash	(956,614)	(67,245)
Deposits on acquisition of real estate facilities	(5,300,100)	(644,491)

Net cash flows used in investing activities	(466,174,756)	(135,543,369)

Cash flows from financing activities:
Proceeds from issuance of debt	354,598,908	71,295,000
Principal payments on debt	(125,283,060)	(123,537)
Proceeds from issuance of preferred equity in our Operating Partnership	—	52,820,000
Redemption of preferred equity in our Operating Partnership	—	(14,500,000)
Debt issuance costs	(4,308,513)	(1,742,863)
Gross proceeds from issuance of common stock	259,463,320	38,549,017
Offering costs	(23,805,197)	(6,165,632)
Redemption of common stock	(731,746)	(17,500)
Distributions paid to common stockholders	(7,719,811)	(767,592)
Distributions paid to preferred unitholders in our Operating Partnership	—	(2,333,527)
Distributions paid to noncontrolling interests in our Operating Partnership	(9,019)	(9,009)

Net cash flows provided by financing activities	452,204,882	137,004,357

Impact of foreign exchange rate changes on cash	(112,802)	—

Change in cash and cash equivalents	(16,142,307)	16,437
Cash and cash equivalents, beginning of period	28,104,470	6,531,152

Cash and cash equivalents, end of period	$11,962,163	$6,547,589

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$3,759,238	$1,855,150
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$2,004,907	$4,444,491
Proceeds from issuance of common stock in other assets	$465,453	$393,871
Debt assumed during purchase of real estate facilities	$33,039,762	$—
Redemption of common stock included in accounts payable and accrued liabilities	$335,797	$—
Offering costs included in due to affiliates	$2,306,949	$85,676
Offering costs included in accounts payable and accrued liabilities	$27,959	$64,373
Debt issuance costs included in due to affiliates	$—	$150,000
Debt issuance costs included in accounts payable and accrued liabilities	$20,789	$—
Foreign currency contract and interest rate swap contract loss included in accounts payable and accrued liabilities	$931,494	$—
Issuance of shares pursuant to distribution reinvestment plan	$7,354,310	$514,081
Distributions payable	$2,285,075	$261,622
Distributions payable to preferred unitholders in our Operating Partnership	$—	$2,031,546
Preferred equity issuance costs	$—	$132,380

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Strategic Storage Holdings, LLC, a Delaware limited liability company (“SSH”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with SSH and its affiliates, pursuant to which, effective August 31, 2014, SmartStop acquired the self storage advisory, asset management, property management and investment management businesses of SSH. SmartStop also acquired SSH’s sole membership interest in SmartStop Asset Management, LLC (formerly Strategic Storage Realty Group, LLC), which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement, as amended, authorizes 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A Shares and Class T Shares. As of September 30, 2016, we had issued approximately 42 million Class A Shares and approximately 5 million Class T Shares in our Offering for gross proceeds of approximately $427 million and approximately $49 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments. As of September 30, 2016 we owned 66 properties.

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

September 30, 2016

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

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of September 30, 2016, we owned approximately 99.96% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.04% of the common units are owned by our Advisor. Our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $59.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2015, we had redeemed all of the Preferred Units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

September 30, 2016

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2016 and December 31, 2015, we had not entered into contracts/interests that would be deemed to be variable interests in VIEs.

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

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of our loan agreements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We preliminarily recorded approximately $17.0 million and recorded approximately $7.9 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2016 and 2015, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended September 30, 2016 and 2015 we expensed approximately $1.1 million and $0.3 million, respectively, of acquisition-related transaction costs. During the nine months ended September 30, 2016 and 2015, we expensed approximately $11.8 million and $3.1 million of acquisition-related transaction costs, respectively.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2016 and 2015, no impairment losses were recognized.

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

September 30, 2016

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over the estimated future benefit period. As of September 30, 2016 and December 31, 2015, the gross amounts allocated to in-place lease intangibles were approximately $26.4 million and $9.2 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $13.6 million and $5.3 million, respectively.

Debt Issuance Costs

Costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2016 and December 31, 2015, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.5 million and $50,000, respectively.

Costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from secured debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2016 and December 31, 2015, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $1.5 million and $30,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2016, we do not believe total organization and offering costs will exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allows all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also receives reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Due to affiliates for the future estimated stockholder servicing fees at the time of sale of a Class T Share as an offering cost.

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

For the nine months ended September 30, 2016, we received 22 redemption requests for a total of approximately 110,000 shares (approximately $1.1 million), approximately $730,000 of which was fulfilled during the nine months ended September 30, 2016, with the remaining approximately $340,000 included in accounts payable and accrued liabilities as of September 30, 2016 and fulfilled in October 2016. For the nine months ended September 30, 2015, we received one redemption request for 1,750 shares ($17,500).

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The table below summarizes our fixed rate notes payable at September 30, 2016 and December 31, 2015. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair values of the fixed rate notes payable were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$139,650,000	$139,280,881	$13,300,000	$13,237,237

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The forward contract has a notional amount of $42.5 million CAD, a duration of 12 months, and a forward rate of approximately 1.339. As of September 30, 2016, the forward contract has a fair market value representing a liability of approximately $0.7 million USD which is recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The characteristics of this financial instrument, market data, and other comparative metrics utilized in determining this fair value are “Level 2” inputs as the term is defined in the accounting standard for fair value measurement.

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

September 30, 2016

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effect of unrestricted stock was not included in the dilutive weighted average shares as such shares were antidilutive.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for periods beginning after December 15, 2015 and early adoption is permitted. We adopted this ASU on January 1, 2016 and retrospectively applied the guidance to our secured debt. Unamortized debt issuance costs, which were previously included in debt issuance costs on our consolidated balance sheets, of approximately $0.2 million, are included in secured debt as of December 31, 2015.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs and distributions received from equity-method investees. The guidance will become effective for periods beginning after December 15, 2017 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2016:

Real estate facilities
Balance at December 31, 2015	$156,244,550
Facility acquisitions	472,311,451
Impact of foreign exchange rate changes	2,786,225
Improvements and additions	3,134,862

Balance at September 30, 2016	$634,477,088

Accumulated depreciation
Balance at December 31, 2015	$(3,755,709)
Depreciation expense and impact of foreign exchange rate changes	(7,574,134)

Balance at September 30, 2016	$(11,329,843)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The following table summarizes the preliminary purchase price allocation for our acquisitions during the nine months ended September 30, 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Issued or Assumed	Allocation of Debt Premium	2016 Revenue(2)	2016 Property Operating Income (Loss)(3)
Boynton Beach - FL	1/7/16	$17,164,000	$736,000	$17,900,000	$—	$—	$1,019,808	$613,596
Lancaster II - CA	1/11/16	4,445,000	205,000	4,650,000	—	—	467,639	256,366
Milton - ONT(4)	2/11/16	9,026,972	463,364	9,490,336	4,820,717	262,621	585,546	342,229
Burlington I – ONT(4)	2/11/16	13,969,287	486,389	14,455,676	6,917,254	279,170	630,228	369,799
Oakville I - ONT(4)	2/11/16	15,717,232	—	15,717,232	7,243,413	—	94,640	(143,223)
Oakville II - ONT(4)	2/29/16	11,889,390	895,219	12,784,609	7,392,762	—	610,542	382,971
Burlington II - ONT(4)	2/29/16	8,049,568	532,692	8,582,260	4,962,733	—	455,370	270,230
Xenia - OH	4/20/16	3,000,000	210,000	3,210,000	—	—	208,080	124,593
Sidney - OH	4/20/16	1,750,000	140,000	1,890,000	—	—	155,886	76,678
Troy - OH	4/20/16	3,030,000	180,000	3,210,000	—	—	204,434	117,052
Greenville - OH	4/20/16	1,790,000	140,000	1,930,000	—	—	150,785	78,840
Washington Court House - OH	4/20/16	2,120,000	170,000	2,290,000	—	—	172,569	97,070
Richmond - IN	4/20/16	3,310,000	200,000	3,510,000	—	—	216,954	109,424
Connersville - IN	4/20/16	1,830,000	130,000	1,960,000	—	—	143,566	67,085
Port St. Lucie I - FL	4/29/16	8,930,000	370,000	9,300,000	—	—	333,813	169,135
Sacramento - CA	5/9/16	7,820,000	330,000	8,150,000	—	—	300,403	137,389
Oakland - CA	5/18/16	12,940,000	510,000	13,450,000	10,000,000	200,000	467,067	269,962
Concord - CA	5/18/16	35,980,000	1,180,000	37,160,000	10,000,000	560,000	997,290	694,132
Pompano Beach - FL	6/1/16	17,896,855	680,000	18,576,855	13,714,676	—	464,026	291,315
Lake Worth - FL	6/1/16	22,374,525	690,000	23,064,525	11,089,560	—	479,787	311,982
Jupiter - FL	6/1/16	26,075,993	850,000	26,925,993	12,469,383	—	589,951	404,641
Royal Palm Beach - FL	6/1/16	23,163,788	840,000	24,003,788	12,097,235	—	536,427	347,373
Port St. Lucie II - FL	6/1/16	13,986,635	520,000	14,506,635	7,280,380	—	351,056	200,887
Wellington - FL	6/1/16	21,136,510	780,000	21,916,510	10,644,805	—	483,565	315,979
Doral - FL	6/1/16	24,068,715	770,000	24,838,715	12,081,860	—	485,855	289,607
Plantation - FL	6/1/16	35,288,783	1,030,000	36,318,783	15,624,241	—	688,497	464,843
Naples - FL	6/1/16	24,923,615	750,000	25,673,615	13,504,110	—	496,981	352,336
Delray - FL	6/1/16	29,807,488	980,000	30,787,488	11,160,313	—	648,205	460,856
Baltimore - MD	6/1/16	27,517,095	770,000	28,287,095	15,333,437	—	576,244	387,412
Sonoma - CA	6/14/16	7,145,000	280,000	7,425,000	—	—	178,439	74,066
Las Vegas I - NV	7/28/16	13,515,000	420,000	13,935,000	—	—	178,845	111,614
Las Vegas II - NV	9/23/16	13,740,000	460,000	14,200,000	—	—	18,226	5,819
Las Vegas III - NV	9/27/16	8,910,000	340,000	9,250,000	—	—	11,064	4,578

Total		$472,311,451	$17,038,664	$489,350,115	$186,336,879	$1,301,791	$13,401,788	$8,056,636

(1)	The allocations noted above are based on a preliminary determination of the fair value of the total consideration provided. Such valuations may change as we complete our purchase price accounting.
(2)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(4)	Allocation based on CAD/USD exchange rates as of date of acquisition.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

We incurred acquisition fees to our Advisor related to the above property acquisitions of approximately $9 million for the nine months ended September 30, 2016.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the nine months ended September 30, 2016, and 2015 as if the Company’s acquisitions were completed as of January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the nine months ended
	September 30, 2016	September 30, 2015
Pro forma revenue	$42,868,252	$40,475,871
Pro forma operating expenses	43,655,108	47,573,635
Pro forma net loss attributable to common stockholders	(11,006,261)	(23,422,603)

The pro forma financial information for the nine months ended September 30, 2016 and 2015 were adjusted to exclude approximately $11.6 and $3.1 million, respectively, for acquisition related expenses.

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	September 30, 2016	December 31, 2015	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$12,308,931	$12,437,841	5.73%	9/1/2023
Amended KeyBank Credit Facility(2)	—	10,000,000	2.77%	12/22/2018
Milton fixed rate(3)	5,086,672	—	5.81%	10/15/2018
Burlington I fixed rate(3)	5,005,090	—	5.98%	10/15/2018
Burlington I variable rate(3)	2,294,450	—	4.88%	10/15/2018
Oakville I variable rate(3)	7,659,086	—	4.45%	12/31/2017
Burlington II and Oakville II variable rate(3)	12,577,546	—	3.39%	2/28/2021
Oakland and Concord fixed rate	20,000,000	—	3.95%	4/10/2023
KeyBank property loan(4)	105,000,000	—	2.77%	12/31/2016
KeyBank CMBS Loan(5)	95,000,000	—	3.89%	8/1/2026
Premium on secured debt, net	1,880,188	799,396
Debt issuance costs, net	(2,678,071)	(207,462)

Total secured debt	264,133,892	23,029,775

KeyBank Subordinate Loan(6)	20,000,000	—	6.15%	12/31/2016

Total debt	$284,133,892	$23,029,775

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II.
(2)	As of September 30, 2016, this facility encumbers thirteen properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, and Las Vegas III).
(3)	Canadian Dollar denominated loans. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).
(4)	This loan encumbers 11 properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, Port St. Lucie II, Wellington, Doral, Plantation, Naples, Delray, and Baltimore).
(5)	This loan is encumbered by 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II). The separate assets and credit of these encumbered properties are not available to pay our other debts.
(6)	The KeyBank Subordinate Loan is non-recourse and unsecured.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

As of September 30, 2016, we provided guarantees totaling approximately $42 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

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

On February 18, 2016, we entered into a first amendment and joinder to the amended and restated credit agreement (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $40 million to our maximum borrowing capacity for a total of $145 million with the admission of US Bank National Association (the “Subsequent Lender”). It is anticipated that the additional borrowing capacity will be used to fund our future self storage property acquisitions. The Subsequent Lender also became a party to the Amended KeyBank Credit Facility through a joinder agreement in the First Amendment.

As of September 30, 2016 we had no borrowings outstanding under the Amended KeyBank Credit Facility.

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

The Amended KeyBank Credit Facility is fully recourse and is secured by cross-collateralized first mortgage liens on the mortgaged properties. The Amended KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders (as defined in the Amended Credit Agreement) shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated December 22, 2015, in favor of the Lenders, we serve as a guarantor of all obligations due under the Amended KeyBank Credit Facility.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

In connection with the KeyBank CMBS Loan described below, in July 2016 we paid down $90 million, representing the then outstanding balance on the Amended KeyBank Credit Facility and removed the 29 properties from the Amended KeyBank Credit Facility and added them as collateral to the KeyBank CMBS Loan. In connection thereto, on July 28, 2016, we entered into a Second Amendment to the Amended KeyBank Credit Facility which changed the minimum size pool of the mortgaged properties under the Amended KeyBank Credit Facility from 15 properties with an aggregate value of no less than $100 million to ten properties with an aggregate value of no less than $40 million through December 31, 2016.

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

The Property Loan Agreement contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Property Loan Agreement) financial tests the Borrower must maintain, on a consolidated basis in accordance with GAAP: (i) a Loan to Value Ratio of not greater than fifty five percent (55%); and (ii) a Pool Debt Yield of at least ten and one half percent (10.5%), tested as of September 30, 2016 and as of the close of each fiscal quarter thereafter. Throughout the terms of the Property Loan Agreement, we shall have and maintain, on a consolidated basis in accordance with GAAP, tested as of the close of each fiscal quarter: (i) a total Leverage Ratio no greater than sixty percent (60%); (ii) a Tangible Net Worth not at any time to be less than approximately $260 million, plus eighty-five percent (85%) of the Net Equity Proceeds received after the Effective Date; (iii) an Interest Coverage Ratio of not less than 1.85:1.00; (iv) a Fixed Charge Ratio of not less than 1.60:1.00; and (v) a ratio of the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a hedging agreement to the sum of the Indebtedness, not in excess of thirty percent (30%).

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The KeyBank Subordinate Loan

On June 1, 2016, in conjunction with the acquisition of the First Phase of the 27 Property Portfolio, we entered into a credit agreement (the “Subordinate Loan Agreement”) in which we borrowed $30 million (the “KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The KeyBank Subordinate Loan is a term loan facility that has a maturity date of December 31, 2016. We intend to repay the KeyBank Subordinate Loan with net proceeds from our Offering, a draw down on the Amended KeyBank Credit Facility or other potential debt financing. During September 2016, we repaid $10 million on the KeyBank Subordinate Loan and the remaining balance was $20 million as of September 30, 2016. In October 2016, we repaid an additional $5 million, reducing the outstanding balance to $15 million.

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

KeyBank CMBS Loan

On July 28, 2016, we, through 29 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with KeyBank in which we borrowed $95 million from KeyBank (the “KeyBank CMBS Loan”). Pursuant to the loan agreement, the collateral under the loan consists of our respective fee interests in 29 self storage properties (the “29 Mortgaged Properties”). The proceeds of the KeyBank CMBS Loan were primarily used to pay down our Amended KeyBank Credit Facility, after which the 29 Mortgaged Properties were released as collateral under the Amended KeyBank Credit Facility.

The KeyBank CMBS Loan has an initial term of ten years, maturing on August 1, 2026. In connection with the KeyBank CMBS Loan, we entered into two promissory notes, dated July 28, 2016, in the amounts of $70 million and $25 million (the “Promissory Notes”). Monthly payments due under the Promissory Notes are interest-only for the first five years and payments reflecting a 30-year amortization schedule begin thereafter. The Promissory Notes bear interest at 3.89%.

The KeyBank CMBS Loan is secured by first mortgage liens or deeds of trusts on the 29 Mortgaged Properties, an assignment of all leases/rents, perfected first priority security interests in all personal property, escrows, reserves and a cash management account. In addition, we have provided a guaranty (the “KeyBank Guaranty”), dated July 28, 2016, in favor of KeyBank, in which we serves as a guarantor of all obligations due under the loan agreement.

The KeyBank CMBS Loan may be repaid in whole or in part through a partial or full defeasance (releasing one or more of the 29 Mortgaged Properties from the liens) beginning two years after the Promissory Notes are securitized, which occurred in August, 2016

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Interest Rate Swap

In connection with the loan we assumed in connection with the purchase of the properties we acquired in Oakland and Concord, California, we also assumed an interest rate swap with USAmeriBank that fixes the interest rate at 3.95% and that will expire on April 10, 2023. In conjunction with the preliminary purchase accounting, the interest rate swap was valued at approximately $760,000 and recorded as a debt premium. From the date of acquisition through September 30, 2016, the interest rate swap’s liability position has increased approximately $0.3 million which is recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The characteristics of this financial instrument, market data, and other comparative metrics utilized in determining this fair value are “Level 2” inputs as the term is defined in the accounting standard for fair value measurement.

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2016:

2016	$125,147,950
2017	8,301,257
2018	13,118,665
2019	962,046
2020	990,752
2021 and thereafter	136,411,105

Total payments	284,931,775
Premium on secured debt, net	1,880,188
Debt issuance costs, net	(2,678,071)

Total	$284,133,892

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

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2015 and the nine months ended September 30, 2016, as well as any related amounts payable as of December 31, 2015 and September 30, 2016:

	Year Ended December 31, 2015			Nine Months Ended September 30, 2016
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,200,003	$1,988,533	$47,971	$532,516	$289,790	$290,697
Asset management fees	865,757	888,011	—	1,930,642	1,838,664	91,978
Property management fees(1)	1,259,135	1,306,422	—	1,845,551	1,762,972	82,579
Acquisition expenses	2,776,679	3,479,712	—	9,007,362	9,007,362	—
Capitalized
Deferred financing costs	214,006	655,879	—	—	—	—
Other assets	77,556	539,048	—	—	—	—
Additional Paid-in Capital
Selling commissions(2)	14,761,271	14,761,271	—	19,167,697	16,955,794	2,211,903
Dealer Manager fee	3,690,318	3,535,685	160,512	5,225,303	5,290,769	95,046
Offering costs	319,882	2,125,798	—	341,813	341,813	—

Total	$25,164,607	$29,280,359	$208,483	$38,050,884	$35,487,164	$2,772,203

(1)	During the year ended December 31, 2015, property management fees included approximately $0.3 million of fees paid to the sub-property manager of our properties. During the nine months ended September 30, 2016, property management fees included approximately $1.3 million of fees paid to the sub-property manager of our properties.
(2)	The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. As of September 30, 2016, we had incurred approximately $2.5 million and paid approximately $0.3 million of such stockholder servicing fees.

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

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. On April 21, 2016, the purchase price per share became equivalent to our estimated value per share of $10.09. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of September 30, 2016 we had sold approximately 0.8 million shares through our distribution reinvestment plan offering for Class A Shares and approximately 50,000 shares for our Class T Shares.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

For the nine months ended September 30, 2016, we received 22 redemption requests for an aggregate of approximately 110,000 shares (approximately $1.1 million), approximately $730,000 of which was fulfilled during the nine months ended September 30, 2016, with the remaining approximately $340,000 included in accounts payable and accrued liabilities as of September 30, 2016 and fulfilled in October 2016. For the nine months ended September 30, 2015, we received one redemption request for 1,750 ($17,500) shares which was fulfilled in July 2015.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Note 9. Declaration of Distributions

On September 19, 2016, our board of directors declared a distribution rate for the fourth quarter of 2016 of $0.00163934426 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2016 and continuing on each day thereafter through and including December 31, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Total revenues	$5,053,724	$5,356,983	$6,234,589	$9,799,189	$14,457,550
Total operating expenses	$5,989,195	$5,454,605	$10,048,926	$18,708,719	$15,753,103
Operating loss	$(935,471)	$(97,622)	$(3,814,337)	$(8,909,530)	$(1,295,553)
Net loss	$(1,854,575)	$(1,511,945)	$(4,508,654)	$(10,729,510)	$(6,341,069)
Net loss attributable to common stockholders	$(3,739,454)	$(2,534,121)	$(4,505,204)	$(10,724,129)	$(6,338,356)
Net loss per Class A Share-basic and diluted	$(0.82)	$(0.18)	$(0.17)	$(0.27)	$(0.14)
Net loss per Class T Share-basic and diluted	$—	$(0.18)	$(0.17)	$(0.27)	$(0.14)

Note 11. Potential Acquisitions

Potential Acquisition of Second Phase of 27 Property Portfolio

On March 25, 2016, one of our subsidiaries executed purchase and sale agreements with unaffiliated third parties for the acquisition of the 27 Property Portfolio. The purchase price for the 27 Property Portfolio is approximately $371 million, plus closing costs and acquisition fees. On June 1, 2016 we closed on the First Phase of the 27 Property Portfolio consisting of 11 self storage facilities in Florida and Maryland for approximately $275 million. We expect the acquisition of the remaining properties in the 27 Property Portfolio to close in the fourth quarter of 2016. We expect to fund the purchase of the additional properties in the 27 Property Portfolio with a combination of proceeds from our Offering, drawdown on our Amended KeyBank Credit Facility, and an assumption of existing debt on certain of the remaining properties. There can be no assurance that we will complete the acquisition. If we fail to acquire the remaining properties in the 27 Property Portfolio, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Potential Acquisition—Aurora, Colorado

On September 19, 2016, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a storage facility located in Aurora, Colorado (the “Aurora Property”). The purchase price for the Aurora Property is approximately $10.1 million, plus closing costs and acquisition fees. We expect to close on the acquisition of the Aurora Property in the first quarter of 2017 and to fund such acquisition with a combination of proceeds from our Offering and a drawdown on our Amended KeyBank Credit Facility. There can be no assurance that we will complete the acquisition. If we fail to acquire the Aurora Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Note 12. Subsequent Events

Offering Status

As of November 7, 2016, in connection with our Offering we have issued approximately 44 million Class A Shares of our common stock and approximately 6 million Class T Shares of our common stock for gross proceeds of approximately $447 million and approximately $56 million, respectively.

Principal Payment on KeyBank Subordinate Loan

On October 28, 2016 we made a principal payment in the amount of $5 million to pay down the outstanding balance on our KeyBank Subordinate Loan, which reduced the outstanding balance to $15 million.

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

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2016, we had sold approximately 42 million Class A Shares and approximately 5 million Class T Shares in our Offering for gross proceeds of approximately $427 million and approximately $49 million, respectively. We intend to invest the net proceeds from the Offering primarily in self storage facilities and related self storage real estate investments.

As of September 30, 2016, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	3.3%	90%	1.8%
California	19	11,470	1,233,400	25.3%	93%	30.0%
Colorado	3	1,740	173,800	3.6%	84%	3.5%
Florida	13	10,440	1,237,900	25.5%	95%	31.3%
Illinois	2	1,030	107,500	2.2%	93%	2.0%
Indiana	2	1,000	112,100	2.3%	94%	1.4%
Maryland	2	1,610	172,900	3.6%	91%	4.3%
Michigan	4	2,180	261,000	5.4%	93%	4.7%
New Jersey	1	460	51,000	1.1%	89%	0.8%
Nevada	3	2,220	290,400	6.0%	91%	2.4%
North Carolina	3	1,070	159,600	3.3%	90%	2.6%
Ohio	5	2,210	272,300	5.6%	94%	3.5%
South Carolina	2	1,420	194,600	4.0%	92%	3.4%
Washington	1	490	48,100	1.0%	95%	1.2%
Greater Toronto Area	5	3,850	379,700	7.8%	77%	7.1%

Total	66	42,270	4,853,300	100%	92%	100%

(1)	Includes all rentable units, consisting of storage units, and parking (approximately 1,400 units).
(2)	Includes all rentable square feet consisting of storage units, and parking (approximately 390,000 square feet).

(3)	Represents the occupied square feet of all facilities we owned in a state or the Greater Toronto Area divided by total rentable square feet of all the facilities we owned in such state or area as of September 30, 2016.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month ended September 30, 2016.

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

Our operating results for the three and nine months ended September 30, 2015 include partial results for one facility acquired in the quarter ended September 30, 2015 and a full quarter of operations for 31 properties, and a full three quarters of operations for five facilities and partial operations for the 27 facilities we acquired during the nine months ended September 30, 2015. Our operating results for the three months ended September 30, 2016 include partial operations for the three self storage facilities acquired in the third quarter of 2016 and full quarter of operations for 63 properties, while our operating results for the nine months ended September 30, 2016 include a full three quarters of operations for 33 self storage facilities and three quarters of partial operations for 33 self storage facilities acquired during the nine months ended September 30, 2016. Therefore, we believe there is little basis for comparison between the three and nine months ended September 30, 2016 and 2015. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the three months ended September 30, 2016 and 2015 were approximately $14.4 million and $4.9 million, respectively. The increase in rental revenue is primarily attributable to a full quarter of operations for 63 properties and a partial quarter of operations for three properties during the third quarter of 2016, compared to a full quarter of operations for 31 properties and partial quarter of operations of one property for the third quarter of 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2016 and 2015 were approximately $4.8 million and $1.8 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 63 properties and a partial quarter of operations for three properties during the third quarter of 2016, compared to a full quarter of operations for 31 properties and partial quarter of operations of one property for the third quarter of 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisitions and increases in revenue.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2016 and 2015 were approximately $1.9 million and $0.6 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates is primarily attributable to a full quarter of operations for 63 properties and a partial quarter of operations for three properties during the third quarter of 2016, compared to a full quarter of operations for 31 properties and partial quarter of operations of one property for the third quarter of 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisitions and increases in revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 and 2015 were approximately $0.6 million and $0.4 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent and legal costs commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2016 and 2015 were approximately $7.4 million and $2.9 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is primarily attributable to a full quarter of operations for 63 properties and a partial quarter of operations for three properties during the third quarter of 2016, compared to a full quarter of operations for 31 properties and partial quarter of operations of one property for the third quarter of 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2016 and 2015 were approximately $0.8 million and $0.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2016 and 2015 were approximately $0.3 million and $0.1 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods or to be acquired in future periods. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended September 30, 2016 and 2015 were approximately $2.8 million and $0.8 million, respectively. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the three months ended September 30, 2016 and 2015 were approximately $2.1 million and $0.2 million, respectively. The increase in debt issuance costs is attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage properties and approximately $0.8 million of costs incurred related to the KeyBank CMBS Loan that were expensed in accordance with GAAP. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2015) for the three months ended September 30, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue (1)	$5,692,445	$4,997,120	13.9%	$8,765,105	$56,604	N/M	$14,457,550	$5,053,724	186.1%
Property operating expenses (2)	2,304,299	2,109,415	9.2%	3,378,419	16,251	N/M	5,682,718	2,125,666	167.3%

Operating income	$3,388,146	$2,887,705	17.3%	$5,386,686	$40,353	N/M	$8,774,832	$2,928,058	199.7%

Number of facilities	31	31		35	1		66	32
Rentable square feet (3)	1,866,600	1,866,600		2,986,700	159,000		4,853,300	2,025,600
Average physical occupancy (4)	92.3%	88.0%		N/M	N/M		92.2%	88.0%
Annualized rent per occupied square foot (5)	$13.47	$12.37		N/M	N/M		$14.12	$11.74

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 390,000 and approximately 100,000 as of September 30, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 75,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.7 million was primarily the result of increased average physical occupancy of approximately 4.3% and increased rent per occupied square foot of approximately 8.9% for the three months ended September 30, 2016 over the three months ended September 30, 2015.

Our same-store property operating expenses increased by approximately $0.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to increased repair and maintenance expenses.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

Self Storage Rental Revenue

Rental revenue for the nine months ended September 30, 2016 and 2015 were approximately $30.3 million and $12.2 million, respectively. The increase in rental revenue is primarily attributable to a full three quarters of operations for 33 properties and a partial three quarters of operations for 33 properties during the nine months ended September 30, 2016 compared to a full three quarters of operations for five properties and a partial three quarters of operations of 27 properties during the nine months ended September 30, 2015. We expect rental revenue to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2016 and 2015 were approximately $10.9 million and $4.6 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full three quarters of operations for 33 properties and a partial three quarters of operations for 33 properties during the nine months ended September 30, 2016 compared to a full three quarters of operations for five properties and a partial three quarters of operations of 27 properties during the nine months ended September 30, 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisitions and increases in revenue.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2016 and 2015 were approximately $3.8 million and $1.5 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses—affiliates is primarily attributable to a full three quarters of operations for 33 properties and a partial three quarters of operations for 33 properties during the nine months ended September 30, 2016 compared to a full three quarters of operations for five properties and a partial three quarters of operations of 27 properties during the nine months ended September 30, 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisitions and increases in revenue.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 and 2015 were approximately $2.1 million and $1.3 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent and legal costs commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2016 and 2015 were approximately $16.0 million and $7.0 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full three quarters of operations for 33 properties and a partial three quarters of operations for 33 properties during the nine months ended September 30, 2016 compared to a full three quarters of operations for five properties and a partial three quarters of operations of 27 properties during the nine months ended September 30, 2015. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses - Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2016 and 2015 were approximately $9.0 million and $2.6 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2016 and 2015 were approximately $2.8 million and $0.5 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods or to be acquired in future periods. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the nine months ended September 30, 2016 and 2015 were approximately $4.4 million and $2.1 million, respectively. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the nine months ended September 30, 2016 and 2015 were approximately $2.9 million and $0.4 million, respectively. The increase in debt issuance costs is attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage properties and approximately $0.8 million of costs incurred related to the KeyBank CMBS Loan that were expensed in accordance with GAAP. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2015) for the nine months ended September 30, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue (1)	$2,493,769	$2,253,794	10.6%	$27,997,559	$10,294,921	N/M	$30,491,328	$12,548,715	143.0%
Property operating expenses (2)	1,015,291	925,157	9.7%	11,748,445	4,449,338	N/M	12,763,736	5,374,495	137.5%

Operating income	$1,478,478	$1,328,637	11.3%	$16,249,114	$5,845,583	N/M	$17,727,592	$7,174,220	147.1%

Number of facilities	5	5		61	27		66	32
Rentable square feet (3)	354,200	354,200		4,499,100	1,671,400		4,853,300	2,025,600
Average physical occupancy (4)	91.4%	89.0%		N/M	N/M		90.1%	87.2%
Annualized rent per occupied square foot (5)	$11.20	$10.37		N/M	N/M		$14.04	$11.77

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 390,000 and approximately 100,000 as of September 30, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 43,000 square feet.

(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.2 million was primarily the result of increased average physical occupancy of approximately 2.4% and increased rent per occupied square foot of approximately 8% for the nine months ended September 30, 2016 over the nine months ended September 30, 2015.

Our same-store property operating expenses increased by approximately $90,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increased repair and maintenance expenses.

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

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-traded REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO. The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for each of the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders(1)	$(6,338,356)	$(3,739,454)	$(21,567,686)	$(12,756,818)
Add:
Depreciation	3,719,241	1,219,424	7,583,196	2,691,122
Amortization of intangible assets	3,620,992	1,680,290	8,328,969	4,268,928
Deduct:
Adjustment for noncontrolling interests	(3,308)	(12,736)	(8,467)	(42,196)

FFO	998,569	(852,476)	(5,663,988)	(5,838,964)
Other Adjustments:
Acquisition expenses(2)	1,078,640	281,858	11,765,702	3,148,387
Accretion of fair market value of secured debt(3)	(110,831)	(24,615)	(253,843)	(66,278)
Adjustment for noncontrolling interests	(443)	(1,013)	(6,471)	(26,475)

MFFO	$1,965,935	$(596,246)	$5,841,400	$(2,783,330)

As discussed above, our results of operations for the three and nine months ended September 30, 2016 and 2015 have been significantly impacted by our acquisitions during the first, second and third quarters of each year. The information below should be read in conjunction with the discussion regarding the acquisitions above.

(1)	Net loss attributable to Strategic Storage Trust II, Inc. common stockholders for the three and nine months ended September 30, 2015 included approximately $1.6 million and $4.3 million, respectively, in distributions to Preferred Unitholders in our Operating Partnership and approximately $0.3 million and $1.1 million, respectively, in accretion of preferred equity costs. As of December 31, 2015, we had redeemed all of the Preferred Units.
(2)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(3)	This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $2.1 million and $0.2 million, respectively, were recognized for the three months ended September 30, 2016 and 2015. Debt issuance costs of approximately $2.9 million and $0.4 million, respectively, were recognized for the nine months ended September 30, 2016 and 2015.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Net cash flow provided by (used in):
Operating activities	$(2,059,631)	$(1,444,551)	$(615,080)
Investing activities	(466,174,756)	(135,543,369)	(330,631,387)
Financing activities	452,204,882	137,004,357	315,200,525

Cash flows used in operating activities for the nine months ended September 30, 2016 and 2015 were approximately $2.1 million and $1.4 million, respectively, a change of approximately $0.6 million. The change in cash used in our operating activities is primarily the result of an increase in net loss, excluding depreciation and amortization, of approximately $3.5 million (primarily the result of increased acquisition expense of approximately $8.6 million), offset by a change in working capital of approximately $3.0 million.

Cash flows used in investing activities for the nine months ended September 30, 2016 and 2015 were approximately $466.2 million and $135.5 million, respectively, an increase in the use of cash of approximately $330.6 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $454.4 million for our acquisitions during the first three quarters of 2016, compared to $133.0 million for the purchase of our acquisitions during the first three quarters of 2015.

Cash flows provided by financing activities for the nine months ended September 30, 2016 and 2015 were approximately $452.2 million and $137.0 million, respectively, an increase in the cash provided of approximately $315.2 million. The change in cash provided by financing activities was comprised of approximately $203.3 million more in net proceeds from the issuance of common stock and by approximately $158.1 million more in net proceeds from the issuance of debt, offset by approximately $38.3 million less in net proceeds from the issuance of preferred equity in our Operating Partnership.

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

Distribution Policy

On September 19, 2016, our board of directors declared a distribution rate for the fourth quarter of 2016 of $0.00163934426 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2016 and continuing on each day thereafter through and including December 31, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as our Chief Executive Officer may determine.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Distributions paid in cash — common stockholders	$7,719,811		$767,592
Distributions paid in cash — Operating Partnership unitholders	9,019		9,009
Distributions paid in cash — preferred unitholders	—		2,333,527
Distributions reinvested	7,354,310		514,081

Total distributions	$15,083,140		$3,624,209

Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	7,728,830	51%	3,110,128	86%
Offering proceeds from distribution reinvestment plan	7,354,310	49%	514,081	14%

Total sources	$15,083,140	100%	$3,624,209	100%

From our inception through September 30, 2016, we paid cumulative distributions of approximately $23.0 million, as compared to cumulative negative FFO of approximately $14.1 million. For the nine months ended September 30, 2016, we incurred distributions of approximately $15.1 million, as compared to a negative FFO of approximately $5.7 million which reflects acquisition related expenses of approximately $11.8 million. For the nine months ended September 30, 2015, we incurred distributions of approximately $3.6 million, as compared to a negative FFO of approximately $5.8 million which reflects acquisition related expenses of approximately $3.1 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2016, our total indebtedness was approximately $284 million, which included approximately $137 million in fixed rate debt, $148 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016:

	Payments due during the years ending December 31:
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgage interest(1)	$51,236,582	$3,121,227	$13,023,017	$11,172,107	$23,920,231
Mortgage principal(2)	284,931,775	125,147,950	21,419,922	1,952,798	136,411,105

Total contractual obligations	$336,168,357	$128,269,177	$34,442,939	$13,124,905	$160,331,336

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2016.
(2)	Amount represents principal payments only, excluding debt premium.

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

As of September 30, 2016, our total indebtedness was approximately $284 million, which included approximately $137 million in fixed rate debt, $148 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs. As of December 31, 2015, our total indebtedness was approximately $23 million, which included approximately $10 million in variable rate debt, approximately $12.4 million in fixed rate debt, approximately $0.8 million in debt premium, less $0.2 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.5 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2016:

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$84,043	$386,543	$10,568,585	$706,417	$735,123	$124,919,982	$137,400,693
Average interest rate (1)	4.21%	4.21%	4.14%	4.07%	4.07%	4.07%
Variable rate debt	$125,063,907	$7,914,714	$2,550,080	$255,629	$255,629	$11,491,123	$147,531,082
Average interest rate(1)	3.40%	3.90%	3.52%	3.39%	3.39%	3.39%

(1)	Interest rate is based upon the contractual rate in effect on September 30, 2016.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of approximately $21.6 million for the nine months ended September 30, 2016. Our accumulated deficit was approximately $39.3 million as of September 30, 2016. Given that we are still in our acquisition stage of development, we anticipate that our operations will not be profitable in 2016.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From our inception through September 30, 2016, the payment of distributions has been paid from offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of September 30, 2016, we had issued approximately 42 million Class A Shares and approximately 5 million Class T Shares for gross proceeds of approximately $427 million and approximately $49 million, respectively. From this amount, we incurred approximately $44.6 million in selling commissions and dealer manager fees (of which approximately $32.9 million was re-allowed to third party broker-dealers), and approximately $4.6 million in other organization and offering costs. With the net offering proceeds and indebtedness, we acquired approximately $651 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the nine months ended September 30, 2016, we received redemption requests for approximately $1.1 million, of which approximately $730,000 was redeemed during the nine months ended September 30, 2016, with the remainder redeemed in October 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the third quarter of 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File

No. 333-190983

3.2	Articles of Amendment of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3	Articles Supplementary of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, filed on April 11, 2016, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: November 14, 2016	By:	/s/ Michael S. McClure
Michael S. McClure
Executive Vice President, Chief Financial Officer and Treasurer and duly authorized officer