Form 10-K
period 2016-12-31
Strategic Storage Trust II, Inc.
filed 2017-03-31
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $11.21 offering price of the Class A shares and the $10.62 offering price of the Class T shares in effect on June 30, 2016, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $471,538,530.

As of March 23, 2017, there were 48,491,561 outstanding shares of Class A common stock and 7,198,181 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Strategic Storage Holdings, LLC, a Delaware limited liability company (“SSH”), was the sponsor of our Offering (as defined below) through August 31, 2014. Effective August 31, 2014, SmartStop Self Storage, Inc. (“SmartStop”), entered into a series of transactions, agreements and amendments to its existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration and Investment Management Transaction”) with SSH and its affiliates, pursuant to which, effective August 31, 2014, SmartStop acquired the self storage advisory, asset management, property management and investment management businesses of SSH, including SSH’s sole membership interest in SmartStop Asset Management, LLC (formerly Strategic Storage Realty Group, LLC), which owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement, as amended, authorized 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. We offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering to offer two classes of shares of common stock: Class A Shares and Class T Shares. On January 9, 2017, our Primary Offering terminated. In preparation for the termination of our Primary Offering, on November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2016, we had issued approximately 47 million Class A Shares and approximately 7 million Class T Shares for approximately $481 million and $67 million respectively, in our Offering. As of December 31, 2016 we owned 77 self storage properties and subsequent to December 31, 2016 we acquired an additional six self storage properties (See Note 11).

On April 8, 2016, our board of directors, upon recommendation of its nominating and corporate governance committee, approved an estimated value per share of our common stock of $10.09 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2015. See Item 5, Market Information, for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

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

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2016, we owned approximately 99.96% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.04% of the common units are owned by our Advisor. Our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $59.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2015, we had redeemed all of the Preferred Units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015):

•	at year-end 1984 there were 6,601 facilities with 289.7 million square feet of rentable self storage in the U.S. At year-end 2014 there were approximately 48,500 “primary” self storage facilities (where self storage is the primary source of revenue) in the U.S. representing approximately 2.5 billion square feet;

•	as of Q2 2015 there were approximately 60,000 self storage facilities worldwide including more than 3,000 self storage facilities in Canada; and

•	the self storage industry has been one of the fastest-growing sectors of the United States commercial real estate industry over the period of the last 40 years.

According to the 2017 Self Storage Almanac, the top 10 self storage companies own approximately 18.3% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 24.2%.

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

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the U.S. Census Bureau, “baby boomers” make up nearly 27% of the U.S. population. These “baby boomers” are retired or heading towards retirement age and have accumulated possessions which they wish to retain. As the “baby boomers” retire and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

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

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. As we have grown our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, our size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager and sub-property manager nationwide, reduces our total insurance costs per property. As we acquired facilities, increased diversification further mitigates against risk and reduces the cost of insurance per property. To the extent we acquire facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

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

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of our Primary Offering:

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

Our Self Storage Acquisition Strategy

We focus on investing in a portfolio of income-producing self storage facilities and related self storage real estate investments that are expected to support sustainable stockholder distributions over the long term. In order to implement our investment strategy, we focus on income-producing self storage facilities located in primary and secondary markets. Many of these facilities have stabilized occupancy rates greater than 75%, but have the opportunity for higher economic occupancy due to the property management capabilities of our Property Manager and our sub-property manager.

We may make investments in mortgage loans secured by self storage facilities, including but not limited to, senior, mezzanine, or subordinated loans. We may also invest in self storage facilities internationally.

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015), the self storage industry in the United States consists of approximately 2.5 billion rentable square feet at approximately 48,500 “primary” facilities (where self storage is the primary source of revenue). The self storage industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only seven publicly traded self storage REITs. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration in our markets.

We focus on pursuing investments in self storage facilities and related self storage real estate investments in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria described below under “General Acquisition and Investment Policies.” We also expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. Future investments will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we consider is the property’s current and projected cash flow.

General Acquisition and Investment Policies

While we focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offering in such other commercial real estate properties. We seek to make investments that will satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, some properties we acquire may have the potential for both growth in value and for providing regular cash distributions to our stockholders.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

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

Our Borrowing Strategy and Policies

Although we intend to use low leverage (less than 50% loan to purchase price) to make our investments, at certain times, our debt leverage levels may be temporarily higher. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios.

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

We make acquisitions of our real estate investments directly or indirectly through our Operating Partnership. We acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures.

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

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including Strategic Storage Growth Trust, Inc. (“SSGT”), a public, non-traded REIT focused on opportunistic self storage properties, and Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT focused on income-producing and growth self storage properties. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

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

Government Regulations

Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

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

Disposition Policies

As of December 31, 2016, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us, SSGT, SST IV or Strategic Student Senior and Storage Trust, Inc., a private REIT sponsored by our Sponsor (“SSSST”), based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;

•	the strategic location of the investment in relationship to existing properties owned by each program;

•	the effect of the investment on the diversification of each program’s investments; and

•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, SSGT, SST IV and/or SSSST, then:

•	we will have priority for large portfolios of stabilized properties with an aggregate purchase price in excess of $150 million;

•	SSGT will have priority for growth properties until it has aggregate assets (based on contract purchase price) of $250 million of more;

•	SST IV will have priority for all stabilized properties and portfolios with aggregate purchase prices less than $150 million and growth properties once SSGT has aggregate assets (based on contract purchase price) of $250 million; and

•	SSSST will have priority for any self storage properties passed upon by us, SSGT and SST IV.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for two or more of SST II, us, SST IV, or SSSST, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

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

Investments in Mortgage Loans

As of December 31, 2016, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Geographic Information

As of December 31, 2016, we owned 77 self storage facilities located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 46,920 units and approximately 5.5 million rentable square feet.

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

We incurred a net loss of approximately $26.1 million for the fiscal year ended December 31, 2016. Our accumulated deficit was approximately $43.8 million as of December 31, 2016.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, sell assets or use other capital raising strategies in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From our inception through December 31, 2016, the payment of distributions has been paid from offering proceeds. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

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

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

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

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2015. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price stockholders paid for shares in our Offering was primarily based on the estimated net asset value per share, our stockholders may have paid more than realizable value when our stockholders purchased their shares or receive less than realizable value for their investment when they sell their shares.

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

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SSGT and SST IV. Delays we encounter in the selection, acquisition and development of income-producing properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Matt F. Lopez, Wayne Johnson, James Berg, and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

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

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SSGT and SST IV, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and two of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and two of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor, SSGT and SST IV. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SSGT and SST IV and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SSGT, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on January 20, 2015, and SST IV, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on March 17, 2017. As of December 31, 2016, SSGT had sold approximately $99.6 million in shares of its Class A and Class T common stock in connection with its public offering and a total of approximately $7.8 million in connection with a private offering. As of December 31, 2016, SST IV had not sold any of its shares in its public offering. Our Advisor and its affiliates are actively involved in five other real estate programs (four of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, or sell additional shares in the future (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

Our Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments and the management of our properties. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for having sold Class T shares in the Offering and for ongoing stockholder services, we pay our dealer manager a stockholder servicing fee. The amount available for distributions on all Class T shares will be reduced by the amount of stockholder servicing fees payable to our dealer manager with respect to the Class T shares issued in the primary offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any additional sources of capital for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including SSGT and SST IV, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

Additionally, although we require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

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

Our property manager has entered into sub-property management agreements with an affiliate of Extra Space. in connection with the management of our self storage facilities. We do not supervise our sub-property manager or its personnel on a day-to-day basis, and we cannot assure you that our sub-property manager will manage our properties in a manner that is consistent with its obligations under the sub-property management agreements, that our sub-property manager will not be negligent in its performance or engage in other criminal or fraudulent activity, or that our sub-property manager will not otherwise default on its management obligations to us. If any of the foregoing occurs, we could incur liabilities resulting from loss or injury to our property or to persons at our properties, any of which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to stockholders.

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

We may acquire additional properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

We have purchased and may continue to purchase properties in Canada. As a result, our financial results may be adversely affected by fluctuations in the Canadian Dollar/USD exchange rate. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. Several factors may affect the Canadian Dollar/USD exchange rate, including:

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

We have incurred and intend to incur, mortgage indebtedness and other borrowings, which may increase our business risks.

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

If we breach covenants under our loan agreements, we could be held in default, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

On December 22, 2015, we entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank with a maximum borrowing capacity of $105 million, which as of December 31, 2016 had increased to $145 million. The Amended KeyBank Credit Facility may be increased to a maximum credit facility size of $500 million, in minimum increments of $10 million, which KeyBank will arrange on a best efforts basis. The Amended KeyBank Credit Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on our current properties. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on this Amended KeyBank Credit Facility, KeyBank could accelerate our repayment dates.

On June 1, 2016, we, through certain affiliated entities (collectively, the “Borrower”) entered into a credit agreement (the “Property Loan Agreement”) for a secured loan in the amount of $105 million (the “KeyBank Property Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The Borrower borrowed $105 million in connection with the purchase of the properties in the First Phase of the 27 Property Portfolio. The KeyBank Property Loan is a term loan facility that has a maturity date extended to March 31, 2017. The KeyBank Property Loan is fully recourse, jointly and severally, to us and the Borrower and is secured by cross-collateralized first mortgage liens on 10 Mortgaged Properties (as defined in the Property Loan Agreement), which are the same properties acquired in the First Phase of the 27 Property Portfolio. The Borrower may prepay the KeyBank Property Loan at any time, without penalty, in whole or in part, with an exit fee payable under certain circumstances. We serve as the guarantor of all obligations due under the Property Loan Agreement. The Property Loan Agreement contains a number of other customary terms and covenants. If we should breach certain of those terms and covenants or otherwise default under the KeyBank Property Loan, KeyBank could accelerate our repayment dates.

On June 1, 2016, in conjunction with the acquisition of the First Phase of the 27 Property Portfolio, we entered into a credit agreement (the “Subordinate Loan Agreement”) in which we borrowed $30 million (the “KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The KeyBank Subordinate Loan is a term loan facility that has a maturity date extended to March 31, 2017. The KeyBank Subordinate Loan is non-recourse and unsecured. We may prepay the KeyBank Subordinate Loan at any time, without penalty, in whole or in part, with an exit fee payable under certain circumstances. The KeyBank Subordinate Loan contains a number of other customary terms and covenants. If we should breach certain of those terms and covenants or otherwise default under the KeyBank Subordinate Loan, KeyBank could accelerate our repayment dates.

On July 28, 2016, we, through 29 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with KeyBank in which we borrowed $95 million from KeyBank (the “KeyBank CMBS Loan”). Pursuant to the loan agreement, the collateral under the loan consists of our respective fee interests in 29 self storage properties (the “29 Mortgaged Properties”). The KeyBank CMBS Loan has an initial term of ten years, maturing on August 1, 2026. The KeyBank CMBS Loan is secured by first mortgage liens or deeds of trusts on the 29 Mortgaged Properties, an assignment of all leases/rents, perfected first priority security interests in all personal property, escrows, reserves and a cash management account. In addition, we have provided a guaranty in which we serves as a guarantor of all obligations due under the loan agreement. The KeyBank CMBS Loan may be repaid in whole or in part through a partial or full defeasance (releasing one or more of the 29 Mortgaged Properties from the liens) beginning two years after the Promissory Notes are securitized, which occurred in August, 2016. The KeyBank CMBS Loan contains a number of other customary terms and covenants. If we should breach certain of those terms and covenants or otherwise default under the KeyBank CMBS Loan, KeyBank could accelerate our repayment dates.

If we do not have sufficient cash to repay these loans at the time of a default, KeyBank could foreclose on the properties securing such loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

We have incurred, and intend to incur, indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties have been and will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

High interest rates may make it difficult for us to refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

For mortgage debt we have placed on our properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to refinance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

Lenders have required and will likely continue to require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, lenders often impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

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

As of December 31, 2016, we owned 77 self storage properties located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, and Washington) and Ontario, Canada (the Greater Toronto Area) comprising of approximately 46,920 units and approximately 5.5 million rentable square feet.

As of December 31, 2016, we owned the following 77 self storage properties and two parcels of land:

Property	Acquisition Date	Allocated Purchase Price	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% of Total Rentable Sq. Ft.	Physical Occupancy %(1)
Morrisville - NC	11/3/2014	$2,442,000	2004	320	36,900	0.7%	91%
Cary - NC	11/3/2014	$4,398,500	1998/2005/2006	310	62,100	1.1%	86%
Raleigh - NC	11/3/2014	$3,763,500	1999	440	60,600	1.1%	91%
Myrtle Beach I - SC	11/3/2014	$6,052,000	1998/2005-2007	760	100,100	1.8%	94%
Myrtle Beach II - SC	11/3/2014	$5,444,000	1999/2006	660	94,500	1.7%	94%
La Verne - CA	1/23/2015	$4,166,875	1986	520	49,800	0.9%	91%
Chico - CA	1/23/2015	$1,826,875	1984	360	38,800	0.7%	95%
Riverside - CA	1/23/2015	$2,806,875	1985	570	61,000	1.1%	93%
Fairfield - CA	1/23/2015	$3,926,875	1984	440	41,000	0.7%	92%
Littleton - CO	1/23/2015	$4,346,875	1985	400	45,800	0.8%	88%
Crestwood - IL	1/23/2015	$2,486,875	1987	460	49,300	0.9%	92%
Forestville - MD	1/23/2015	$6,696,875	1988	530	55,200	1.0%	88%
Upland - CA	1/29/2015	$6,276,875	1979	610	56,500	1.0%	96%
Lancaster - CA	1/29/2015	$1,806,875	1980	700	64,700	1.2%	95%
Santa Rosa - CA	1/29/2015	$10,466,875	1979-1981	1,150	116,400	2.1%	92%
Vallejo - CA	1/29/2015	$5,286,875	1981	510	54,400	1.0%	84%
Federal Heights - CO	1/29/2015	$4,746,875	1983	450	40,600	0.7%	84%
Santa Ana - CA	2/5/2015	$9,276,875	1978	840	84,500	1.5%	94%
La Habra - CA	2/5/2015	$4,606,875	1981	420	51,400	0.9%	93%
Monterey Park - CA	2/5/2015	$4,426,875	1987	390	31,200	0.6%	92%
Huntington Beach - CA	2/5/2015	$10,876,875	1986	610	61,000	1.1%	95%
Lompoc - CA	2/5/2015	$4,036,875	1982	430	46,500	0.8%	93%
Aurora - CO	2/5/2015	$7,336,875	1984	890	87,400	1.6%	76%
Everett - WA	2/5/2015	$5,196,875	1986	490	48,100	0.9%	93%
Whittier - CA	2/19/2015	$5,916,875	1989	510	58,600	1.1%	95%
Bloomingdale - IL	2/19/2015	$4,996,874	1987	570	58,200	1.1%	92%
Warren I - MI	5/8/2015	$3,436,875	1996	500	63,100	1.1%	97%

Property	Acquisition Date	Allocated Purchase Price	Year Built	Approx. Units	Approx. Sq. Ft. (net)	% of Total Rentable Sq. Ft.	Physical Occupancy %(1)
Warren II - MI	5/8/2015	$3,636,875	1987	490	52,100	0.9%	93%
Troy - MI	5/8/2015	$4,816,875	1988	730	82,200	1.5%	95%
Sterling Heights - MI	5/21/2015	$3,856,875	1977	460	63,600	1.2%	92%
Beverly - NJ	5/28/2015	$2,176,875	1988	460	51,000	0.9%	89%
Foley - AL	9/11/2015	$7,965,000	1985/1996/2006	1,080	159,000	2.9%	92%
Tampa - FL	11/3/2015	$3,162,500	1985	510	50,100	0.9%	91%
Boynton Beach – FL	1/7/2016	$17,900,000	2004	940	74,800	1.4%	93%
Lancaster II – CA	1/11/2016	$4,650,000	1991	600	86,200	1.6%	94%
Milton(2)	2/11/2016	$9,555,220	2006	850	70,100	1.3%	85%
Burlington I(2)	2/11/2016	$13,910,898	2011	900	79,700	1.4%	89%
Oakville I(2)	2/11/2016	$15,727,674	2016	820	82,400	1.5%	46	%(3)
Oakville II(2)	2/29/2016	$12,913,885	2004	820	92,700	1.7%	88%
Burlington II(2)	2/29/2016	$8,452,983	2008	460	54,800	1.0%	88%
Xenia – OH	4/20/2016	$3,147,807	2003	470	57,800	1.0%	89%
Sidney – OH	4/20/2016	$2,202,491	2003	410	54,400	1.0%	89%
Troy – OH	4/20/2016	$2,923,660	2003	490	59,200	1.1%	92%
Greenville – OH	4/20/2016	$2,124,526	2003	390	46,700	0.8%	90%
Washinton Court House - OH	4/20/2016	$2,309,691	2003	450	54,200	1.0%	92%
Richmond – IN	4/20/2016	$3,362,209	2003	640	64,700	1.2%	91%
Connersville – IN	4/20/2016	$1,929,616	2003	360	47,400	0.9%	96%
Port St. Lucie I – FL	4/29/2016	$9,300,000	1999	530	59,000	1.1%	92%
Sacramento – CA	5/9/2016	$8,150,000	2006	530	62,200	1.1%	94%
Oakland – CA	5/18/2016	$12,912,774	1979	600	67,200	1.2%	95%
Concord – CA	5/18/2016	$36,937,226	1988/1998	1,340	157,400	2.9%	92%
Pompano Beach – FL	6/1/2016	$21,286,482	1979	870	115,600	2.1%	94%
Lake Worth – FL	6/1/2016	$23,584,455	1998/2003	830	126,800	2.3%	96%
Jupiter – FL	6/1/2016	$27,434,567	1992/2012	820	93,600	1.7%	95%
Royal Palm Beach – FL	6/1/2016	$25,539,747	2001/2003	850	111,000	2.0%	97%
Port St. Lucie II – FL	6/1/2016	$14,059,963	2002	720	108,000	2.0%	96%
Wellington – FL	6/1/2016	$22,677,360	2005	730	86,700	1.6%	97%
Doral – FL	6/1/2016	$23,594,533	1998	1,030	106,000	1.9%	92%
Plantation - FL	6/1/2016	$33,250,050	2002/2012	910	89,800	1.6%	97%
Naples – FL	6/1/2016	$25,297,855	2002	800	80,800	1.5%	90%
Delray – FL	6/1/2016	$31,073,023	2003	900	135,700	2.5%	93%
Baltimore – MD	6/1/2016	$27,101,965	1990/2014	1,080	117,700	2.1%	89%
Sonoma – CA	6/14/2016	$7,425,000	1984	340	44,600	0.8%	96%
Las Vegas I – NV	7/28/2016	$13,935,000	2002	770	106,800	1.9%	92%
Las Vegas II – NV	9/23/2016	$14,200,000	2000	810	101,400	1.8%	89%
Las Vegas III – NV	9/27/2016	$9,250,000	1989	640	82,200	1.5%	91%
Asheville I – NC	12/30/2016	$15,094,379	1988/2005/2015	590	95,600	1.7%	93%
Asheville II – NC	12/30/2016	$5,010,839	1984	330	43,400	0.8%	97%
Hendersonville I – NC	12/30/2016	$4,639,666	1982	350	39,400	0.7%	93%
Asheville III – NC	12/30/2016	$9,970,126	1991/2002	420	55,400	1.0%	91%
Arden – NC	12/30/2016	$12,362,131	1973	570	75,100	1.3%	94%
Asheville IV – NC	12/30/2016	$9,238,090	1985/1986/2005	480	58,300	1.1%	91%
Asheville V – NC	12/30/2016	$10,485,644	1978/2009/2014	450	98,100	1.8%	90%
Asheville VI – NC	12/30/2016	$6,629,567	2004	380	45,500	0.8%	97%
Asheville VII – NC	12/30/2016	$3,031,249	1999	210	26,700	0.5%	90%
Asheville VIII – NC	12/30/2016	$8,145,191	1968/2002	380	54,000	1.0%	98%
Hendersonville II – NC	12/30/2016	$7,794,638	1989/2003	490	71,000	1.3%	93%
Sweeten Creek Land – NC	12/30/2016	$348,480	N/A	—	—	0.0%	N/A
Highland Center Land – NC	12/30/2016	$50,000	N/A	—	—	0.0%	N/A

Totals		$743,586,909		46,920	5,515,800	100%	92%

(1)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2016.
(2)	This property is located in Ontario, Canada (Greater Toronto Area).
(3)	The Oakville I property opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 46% as of December 31, 2016.

The weighted average capitalization rate for the 76 stabilized operating self storage facilities we owned as of December 31, 2016 was approximately 5.4%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2016, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alabama	1	1,080	159,000	2.9%	92%		2%
California	19	11,470	1,233,400	22.4%	94%		30%
Colorado	3	1,740	173,800	3.2%	81%		3%
Florida	13	10,440	1,237,900	22.4%	93%		30%
Illinois	2	1,030	107,500	1.9%	92%		2%
Indiana	2	1,000	112,100	2.0%	93%		1%
Maryland	2	1,610	172,900	3.1%	92%		4%
Michigan	4	2,180	261,000	4.7%	94%		5%
New Jersey	1	460	51,000	1.0%	89%		1%
Nevada	3	2,220	290,400	5.3%	91%		5%
North Carolina	14	5,720	822,100	14.9%	92%		3%
Ohio	5	2,210	272,300	4.9%	90%		3%
South Carolina	2	1,420	194,600	3.5%	94%		3%
Washington	1	490	48,100	0.9%	93%		1%
Ontario, Canada	5	3,850	379,700	6.9%	79	%(5)	7%

Total	77	46,920	5,515,800	100.0%	92%		100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 527,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2016.
(4)	Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month of December 2016.
(5)	Physical occupancy includes the Oakville I property that opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 46% as of December 31, 2016.

Subsequent Acquisitions

Acquisition of Aurora II Property

On January 11, 2017, we closed on a self storage facility located in Aurora, Colorado (the “Aurora II Property”). We acquired the Aurora II Property from an unaffiliated third party for a purchase price of approximately $10.1 million, plus closing costs and acquisition fees. Our Advisor earned approximately $0.2 million in acquisition fees in connection with this acquisition. We financed the acquisition of the Aurora II Property with net proceeds from our Offering.

Toronto Five Property Portfolio Merger

On February 1, 2017 we entered into a definitive Agreement and Plan of Merger (the “Toronto Merger Agreement”) pursuant to which SST II Toronto Acquisition, LLC (“Toronto Merger Sub”), a wholly owned and newly formed subsidiary of our Operating Partnership, merged (the “Toronto Merger”) with and into Strategic Storage Toronto Properties REIT, Inc.

(“SS Toronto”), with SS Toronto surviving the Toronto Merger and becoming a wholly owned subsidiary of our Operating Partnership. In connection with the Toronto Merger, we acquired five self storage properties located in the Greater Toronto Areas of North York, Mississauga, Brampton, Pickering and Scarborough. Each property is operated under the “SmartStop” brand.

At the effective time of the Toronto Merger (the “Toronto Merger Effective Time”), each share of common stock, $0.001 par value per share, of SS Toronto issued and outstanding immediately prior to the Toronto Merger Effective Time was automatically converted into the right to receive $11.0651 USD in cash and 0.7311 Class A Units of our Operating Partnership (the “Toronto Merger Consideration”). We paid an aggregate of approximately $7.3 million USD in cash consideration and issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership (the “Equity Consideration”) to the common stockholders of SS Toronto, consisting of Strategic 1031, LLC, a subsidiary of SmartStop Asset Management, LLC, our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor.

In connection with the Toronto Merger, we entered into guarantees, dated as of February 1, 2017 (the “Guarantees”), under which we agreed to guarantee certain obligations of SS Toronto in an aggregate amount up to $52.5 million CAD (the “SS Toronto Loans”), with approximately $50.1 million CAD outstanding as of February 1, 2017. The SS Toronto Loans consist of (i) a term loan in the amount of $34.8 million CAD pursuant to a promissory note executed by SS Toronto in favor of Bank of Montreal on June 3, 2016, and (ii) mortgage financings in the aggregate amount of up to $17.7 million CAD pursuant to two promissory notes executed by subsidiaries of SS Toronto in favor of DUCA Financial Services Credit Union Ltd. on June 3, 2016. In addition, on February 1, 2017, we paid approximately $33.1 million USD to an affiliate of Extra Space Storage, Inc. as repayment of outstanding debt and accrued interest owed by SS Toronto.

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

Market Information

As of March 23, 2017, we had approximately 48 million shares of Class A common stock outstanding and approximately 7 million shares of Class T common stock outstanding, held by a total of approximately 13,000 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. From April 14, 2016 to January 9, 2017, we were engaged in an offering of shares of our common stock to the public at a price of $11.21 per Class A share and $10.62 per Class T share. As of January 10, 2017, we continue to issue shares at a price of approximately $10.09 per Class A share and approximately $10.09 per Class T share pursuant to our distribution reinvestment plan. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Net Asset Value Determination

On April 8, 2016, our board of directors, upon recommendation of the nominating and corporate governance committee, approved an estimated value per share of $10.09 for our Class A shares and Class T shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2015. The estimated value per share was based upon a valuation conducted by Duff & Phelps, LLC, a third party valuation and advisory firm, based on the methodologies and assumptions described further below. As a result of the calculation of our estimated value per share, effective on April 14, 2016, the offering price of Class A shares increased from $10.00 per share to $11.21 per share and the offering price of Class T shares increased from $9.47 per share to $10.62 per share. In addition, effective April 21, 2016, shares sold pursuant to our distribution reinvestment plan were sold at $10.09 per share for Class A and Class T shares.

On April 8, 2016, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.09 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2015. We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Guidelines”).

Our nominating and corporate governance committee (the “Committee”), comprised of our four independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation methodology with real estate standards and practices and the reasonableness of the assumptions used in the valuations and appraisals.

The Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation and advisory firm, to provide appraisals for each of our properties and a calculation of a range of the estimated value per share of our Class A shares and Class T shares as of December 31, 2015. The scope of work conducted by Duff & Phelps was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation. Other than its engagement as described herein, Duff & Phelps does not have any direct or indirect material interest in any transaction with us or Strategic Storage Advisor II, LLC, our advisor. We do not believe that there are any material conflicts of interest between Duff & Phelps, on the one hand, and us or our advisor, on the other hand. We have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $9.47 to $10.69, with an approximate mid-range value per share of $10.09, as indicated in the valuation report provided by Duff & Phelps (the “Valuation Report”) was reasonable and recommended to our board of directors that it adopt $10.09 as the estimated value per share for our Class A shares and Class T shares. Our board of directors unanimously agreed upon the estimated value per share of $10.09 recommended by the Committee, which determination is ultimately and solely the responsibility of our board of directors.

As of December 31, 2015, our estimated value per share was calculated as follows:

Assets
Real estate properties (on an individual property basis)	$207,600,000
Cash and restricted cash	28,514,962
Other assets	5,828,183

Total Assets	$241,943,145

Liabilities
Mortgage debt	$22,437,841
Mark-to-market on mortgage debt	934,475
Other liabilities	3,341,621
Incentive distribution	332,472

Total Liabilities	$27,046,409

Net Asset Value	$214,896,736

Net Asset Value for Class A shares	$208,753,054

Number of Class A shares outstanding	20,692,291
Estimated value per Class A share	$10.09

Net Asset Value for Class T shares	$6,143,682
Number of Class T shares outstanding	608,982
Estimated value per Class T share	$10.09

Methodology and Key Assumptions

In determining an estimated value per share, the board of directors considered information and analyses, including the Valuation Report provided by Duff & Phelps. Our goal in calculating an estimated value per share was to arrive at a value that was reasonable and supportable using what the board of directors deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies and assumptions used by the board of directors to value the Company’s assets and liabilities.

Real Estate Properties

As described above, we engaged Duff & Phelps to provide an appraisal of our 33 self storage properties owned, as of December 31, 2015. Duff & Phelps’ opinion of value used in calculating our estimated value per share above is based on the individual asset values of each of the properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI.

The scope of work by Duff & Phelps in performing the appraisal of our properties included:

•	reviewing and relying upon data provided by us regarding the number of units, size, year built, construction quality and construction type to understand the characteristics of the existing improvements and underlying land;

•	reviewing and relying upon data provided by us regarding rent rolls, lease rates and terms, real estate taxes and operating expense data;

•	reviewing and relying upon balance sheet items provided by us, such as cash and other assets as well as debt and other liabilities;

•	reviewing and relying upon mortgage summaries and amortization schedules provided by us;

•	researching the market by means of publications and other resources to measure current market conditions, supply and demand factors and growth patterns and their effect on our properties;

•	utilizing the income capitalization approach as the primary indicator of value with support from the sales comparison approach as a secondary methodology for each property; and

•	delivering a range of values with a midpoint estimate for each of the properties, as well as the underlying assumptions used in the analysis, including capitalization rates, discount rates, growth rates, and others as appropriate.

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows. The present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value.

The sales comparison approach is a valuation technique that provides an estimation of value based on market prices in actual transactions and asking prices for assets. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset.

In calculating the discounted cash flow valuation, Duff & Phelps estimated the value of our individual real estate assets primarily by using a multiple year discounted cash flow analysis. Duff & Phelps calculated the value of our individual real estate assets using our historical financial data and forecasts going forward, terminal capitalization rates and discount rates that fall within ranges Duff & Phelps believes would be used by similar investors to value each property we own. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in self storage. As a test of reasonableness, Duff & Phelps compared the metrics of the valuation of our assets to current market activity of self storage properties.

From inception through December 31, 2015, we had acquired the 33 self storage properties for an aggregate purchase price of approximately $162.7 million, exclusive of acquisition fees and expenses. As of December 31, 2015, the total appraised value of our individual real estate assets as provided by Duff & Phelps using the valuation method described above was approximately $207.6 million. This represents an approximate 27.6% increase in the total value of the real estate assets over the aggregate purchase price.

The following summarizes the key assumptions that were used by Duff & Phelps in the discounted cash flow models to estimate the value of our individual real estate assets:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	5.75% to 7.25%	6.37%
Discount rate	7.0% to 8.5%	7.62%
Annual rent growth rate (market)	0.0% to 5.0%	0.1%
Annual expense growth rate	3.0%	3.0%
Holding Period	1 to 6 years	N/A

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of our real estate. Assuming all other factors remain unchanged, a decrease in the terminal capitalization rate of 25 basis points would increase our real estate value to approximately $210.8 million and an increase in the terminal capitalization rate of 25 basis points would decrease our real estate value to approximately $204.0 million. Similarly, a decrease in the discount rate of 25 basis points would increase our real estate value to approximately $208.4 million and an increase in the discount rate of 25 basis points would decrease our real estate value to approximately $206.9 million.

Mortgage Debt

The estimated value of our aggregate mortgage debt was equal to the U.S. generally accepted accounting principles (“GAAP”) fair value as of December 31, 2015. The value of our aggregate mortgage debt was determined by Duff & Phelps using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, and on estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.

As of December 31, 2015, the fair value and carrying value of our mortgage debt were approximately $23.4 million and $23.2 million, respectively. Assuming all factors remain unchanged, a decrease in the interest rates of 25 basis points would increase the fair value of our mortgage debt by approximately $273,000 and an increase in the interest rates of 25 basis points would decrease the fair value of our mortgage debt by approximately $269,000.

Other Assets and Liabilities

The carrying values of the majority of our other assets and liabilities were considered to equal their book value. Adjustments to exclude the GAAP basis carrying value of certain assets were made to other assets in accordance with the IPA Guidelines. Our liability related to stockholder servicing fees has been valued using a liquidation value as of December 31, 2015. The estimated value per share for the Class T Shares does not reflect any obligation to pay future stockholder servicing fees since such fees would cease upon liquidation.

Incentive Distribution

The estimated value of the incentive distribution payable to our advisor and its affiliates is based on 15% of the appraised value of the real estate properties over a 6% annual cumulative return to the stockholders. At the midpoint estimated value per share, Duff & Phelps assumed payment of an incentive distribution and redemption of the applicable operating partnership units held by our advisor.

Limitations of Estimated Value Per Share

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by our board of directors is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The estimated value per share does not represent the fair value of our assets less its liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share will be in compliance with any future FINRA rules or ERISA reporting requirements.

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2015. The estimated net asset value per share was based upon 21,301,273 shares of equity interests outstanding as of December 31, 2015, which was comprised of (i) 20,684,791 outstanding shares of our Class A common stock, plus (ii) 608,982 outstanding shares of our Class T common stock, plus (iii) 7,500 shares of unvested restricted Class A common stock issued to our independent directors which shares vest ratably over time.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2014 and 2015, all of our distributions constituted non-taxable returns of capital, which were paid from offering proceeds. For 2016, we paid a total of approximately $22.2 million in distributions, of which approximately $21.2 million constituted a non-taxable return of capital.

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

The following table shows the distributions we have paid in cash and through our distribution reinvestment program through December 31, 2016:

Quarter	Preferred Unitholders	OP Unit Holders	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2014	$—	$—	$—	$0.000
2nd Quarter 2014	$—	$1,282	$2,730	$0.062
3rd Quarter 2014	$—	$3,025	$57,157	$0.150
4th Quarter 2014	$33,306	$3,025	$171,664	$0.150
1st Quarter 2015	$123,931	$2,959	$280,049	$0.150
2nd Quarter 2015	$1,239,097	$3,025	$412,934	$0.150
3rd Quarter 2015	$970,499	$3,025	$588,688	$0.150
4th Quarter 2015	$2,575,778	$2,992	$1,393,420	$0.150
1st Quarter 2016	$—	$2,986	$3,319,251	$0.150
2nd Quarter 2016	$—	$3,017	$5,342,768	$0.150
3rd Quarter 2016	$—	$3,016	$6,411,358	$0.150
4th Quarter 2016	$—	$2,984	$7,076,707	$0.150

(1)	Declared distributions are paid monthly in arrears

The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2016, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	5,358,534
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	5,358,534

(1)	The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2016, we had 53,760,342 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On August 2, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. These shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and are now offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2016, we had sold approximately 47 million Class A Shares and approximately 7 million Class T Shares in our Public Offering for gross proceeds of approximately $481 million and approximately $67 million, respectively. From this amount, we incurred approximately $51.2 million in selling commissions and dealer manager fees (of which approximately $37.2 million was re-allowed to third party broker-dealers with an additional accrual of approximately $3.0 million in trailing service fees), and approximately $4.8 million in other organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $744 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on August 2, 2013, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder.

Redemption Program

Our share redemption program, enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. For the year ended December 31, 2016 we received redemption requests totaling approximately $1.3 million (approximately 138,000 shares), approximately $1.1 million of which was fulfilled during year ended December 31, 2016, with the remaining approximately $0.2 million included in accounts payable and accrued liabilities as of December 31, 2016 and fulfilled in January 2017. For the year ended December 31, 2015 we received redemption requests totaling approximately $27,000, (approximately 2,850 shares), approximately $17,000 of which was fulfilled in July 2015, with the remaining approximately $10,000 fulfilled in January 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of and for the Year Ended December 31, 2014	As of and for the Period January 8, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$45,431,146	$17,905,699	$465,345	$—
Operating loss	(14,910,503)	(5,076,880)	(2,256,865)	—
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	(26,090,385)	(15,290,941)	(2,396,385)	—
Net loss per Class A common share-basic and diluted	(0.65)	(2.56)	(4.59)	—
Net loss per Class T common share-basic and diluted	(0.65)	(2.56)	—	—
Dividends declared per common share	0.60	0.60	0.60	—
Balance Sheet Data
Real estate facilities	$727,455,733	$156,244,550	$20,857,880	$—
Total assets	752,553,611	193,446,828	34,815,960	201,000
Total debt	320,820,740	23,029,775	13,260,182	—
Total liabilities	331,209,006	26,371,397	18,334,234	—
Total equity	410,632,923	165,851,948	11,380,097	201,000
Other Data
Net cash used in operating activities	$(1,587,221)	$(1,252,240)	$(334,442)	$—
Net cash used in investing activities	(510,295,408)	(140,865,350)	(13,688,652)	—
Net cash provided by financing activities	498,943,670	163,690,908	20,353,246	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2016, we had sold approximately 47 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $481 million and approximately $67 million, respectively. Our Primary Offering terminated on January 9, 2017. In preparation for the termination of our Offering, on November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

As of December 31, 2016, we owned 77 self storage properties located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, and Washington) and Ontario, Canada (the Greater Toronto Area) comprising of approximately 46,920 units and approximately 5.5 million rentable square feet.

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

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

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

As of December 31, 2016, 2015, and 2014, we owned 77, 33, and five self storage facilities, respectively. Our operating results for the year ended December 31, 2014 include results for partial year periods for five self storage facilities that we owned as of December 31, 2014. Our operating results for the year ended December 31, 2015 include full year periods for those five self storage facilities plus partial year periods for the 28 self storage facilities we acquired during 2015.

Our operating results for the year ended December 31, 2016 included full year periods for the 33 properties owned as of December 31, 2015, plus partial year periods for the 44 self storage facilities we acquired during 2016. As such, we believe there is little basis for comparison between the years ended December 31, 2016, 2015, and 2014. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2016 and 2015

Total Revenues

Total revenues for the years ended December 31, 2016 and 2015 were approximately $45.4 million and $17.9 million, respectively. The increase in total revenue is primarily attributable to a full year of operations for 33 properties and a partial year of operations for 44 properties during the year ended December 31, 2016 compared to a full year of operations for five properties and a partial year of operations of 28 properties during the year ended December 31, 2015. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2016 and 2015 were approximately $16.0 million and $6.8 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full year of operations for 33 properties and a partial year of operations for 44 properties during the year ended December 31, 2016 compared to a full year of operations for five properties and a partial year of operations of 28 properties during the year ended December 31, 2015. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2016 and 2015 were approximately $5.7 million and $2.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full year of operations for 33 properties and a partial year of operations for 44 properties during the year ended December 31, 2016 compared to a full year of operations for five properties and a partial year of operations of 28 properties during the year ended December 31, 2015. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2016 and 2015 were approximately $2.9 million and $1.6 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent, board of directors’, and legal costs commensurate with our increased operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenues.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2016 and 2015 were approximately $22.1 million and $9.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is primarily attributable to a full year of operations for 33 properties and a partial year of operations for 44 properties during the year ended December 31, 2016 compared to a full year of operations for five properties and a partial year of operations of 28 properties during the year ended December 31, 2015. We expect depreciation and amortization expenses to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2016 and 2015 were approximately $10.7 million and $2.8 million, respectively. These acquisition expenses primarily relate to the costs associated with the 44 properties acquired during 2016 and 28 properties acquired during 2015. We expect acquisition expenses—affiliates to fluctuate commensurate with our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2016 and 2015 were approximately $3.0 million and $0.6 million, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the 44 properties acquired during 2016 and 28 properties acquired during 2015. We expect other property acquisition expenses to fluctuate commensurate with our acquisition activities.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the years ended December 31, 2016 and 2015 were approximately $7.1 million and $2.8 million, respectively. The increase is attributable to the debt obtained in conjunction with the 44 properties acquired during 2016 and 28 properties acquired during 2015. We expect interest expense and the accretion of fair market value of secured debt to increase in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the years ended December 31, 2016 and 2015 were approximately $3.8 million and $1.0 million, respectively. The increase in interest expense - debt issuance costs is attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage properties and approximately $0.8 million of costs incurred related to the KeyBank CMBS Loan that were expensed in accordance with GAAP. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2015) for the years ended December 31, 2016 and 2015. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Revenue (1)	$3,391,202	$3,021,667	12.2%	$42,039,944	$14,884,032	N/M	$45,431,146	$17,905,699	153.7%
Property operating expenses (2)	1,334,856	1,215,923	9.8%	17,394,955	6,660,899	N/M	18,729,811	7,876,822	137.8%

Operating income	$2,056,346	$1,805,744	13.9%	$24,644,989	$8,223,133	N/M	$26,701,335	$10,028,877	166.2%

Number of facilities	5	5		72	28		77	33
Rentable square feet (3)	354,200	354,200		5,052,600	1,671,400		5,406,800	2,025,600
Average physical occupancy (4)	92.0%	89.0%		N/M	N/M		90.7%	86.8%
Annualized rent per occupied square foot (5)	$11.30	$10.45		N/M	N/M		$13.90	$12.23

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.

(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 527,000 and approximately 100,000 as of December 31, 2016 and 2015, respectively. On a same-store basis, for the same periods, parking represented approximately 43,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $370,000 was primarily the result of increased average physical occupancy of approximately 3% and increased rent per occupied square foot of approximately 8.1% for the year ended December 31, 2016 over the year ended December 31, 2015.

Our same-store property operating expenses increased by approximately $120,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increased payroll and property tax expenses.

Comparison of the Years Ended December 31, 2015 and 2014

Total Revenues

Total revenues for the years ended December 31, 2015 and 2014 were approximately $17.9 million and $0.5 million, respectively. The increase in total revenues is primarily attributable to the acquisition of 28 self storage properties during 2015 and, to a lesser extent, a full year of operations from the five properties acquired during 2014. We expect total revenues to increase in future periods.

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

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the years ended December 31, 2015 and 2014 were approximately $2.8 million and $0.1 million, respectively. The increase is attributable to the interest incurred on the debt used to finance the acquisitions of 28 properties acquired during 2015 and the five properties acquired in the fourth quarter of 2014.

Interest Expense - Debt Issuance Costs

Debt issuance costs for the years ended December 31, 2015 and 2014 were approximately $1.0 million and $4,000, respectively. The increase in debt issuance costs is attributable to the costs incurred in connection with obtaining financing for the acquisition of the 28 self storage properties during 2015 and approximately $0.5 million of costs incurred related to the Amended KeyBank Credit Facility that were expensed in accordance with GAAP.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, realized and unrealized gains and losses on foreign exchange holdings and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders(1)	$(26,090,385)	$(15,290,941)	$(2,396,385)
Add:
Depreciation	11,132,336	3,939,676	93,433
Amortization of intangible assets	10,864,617	5,142,417	158,617
Deduct:
Adjustment for noncontrolling interests	(10,818)	(45,976)	(3,414)

FFO	(4,104,250)	(6,254,824)	(2,147,749)
Other Adjustments:
Acquisition expenses(2)	13,702,058	3,401,321	1,288,690
Accretion of fair market value of secured debt(3)	(386,848)	(91,061)	(16,543)
Adjustment for noncontrolling interests	(7,145)	(26,775)	(7,007)

MFFO	$9,203,815	$(2,971,339)	$(882,609)

As discussed above, our results of operations for the years ended December 31, 2016, 2015, and 2014 have been significantly impacted by our acquisitions during each year. The information below should be read in conjunction with the discussion regarding the acquisitions above.

(1)	Net loss attributable to Strategic Storage Trust II, Inc. common stockholders for the years ended December 31, 2015, and 2014 included approximately $4.8 million, and $0.1 million, respectively, in distributions to Preferred Unitholders in our Operating Partnership and approximately $1.6 million and $28,000, respectively, in accretion of preferred equity costs. As of December 31, 2015, we had redeemed all of the Preferred Units.
(2)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(3)	This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $3.8 million, $1.0 million, and $4,000 respectively, were recognized for the years ended December 31, 2016, 2015, and 2014.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Change
Net cash flow provided by (used in):
Operating activities	$(1,587,221)	$(1,252,240)	$(334,981)
Investing activities	(510,295,408)	(140,865,350)	(369,430,058)
Financing activities	498,943,670	163,690,908	335,252,762

Cash flows used in operating activities for the years ended December 31, 2016 and 2015 were approximately $1.6 million and $1.3 million, respectively, a change of approximately $0.3 million. The change in cash used in our operating activities is primarily the result of an increase in net loss, excluding depreciation, amortization, and accretion of approximately $2.0 million (primarily the result of increased acquisition expense of approximately $10.3 million), offset by a change in working capital of approximately $1.6 million.

Cash flows used in investing activities for the years ended December 31, 2016 and 2015 were approximately $510 million and $141 million, respectively, an increase in the use of cash of approximately $369 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $500 million for our acquisitions during the year ended December 31, 2016, compared to $136 million for the purchase of our acquisitions during the year ended December 31, 2015.

Cash flows provided by financing activities for the years ended December 31, 2016 and 2015 were approximately $499 million and $164 million, respectively, an increase in the cash provided of approximately $335 million. The change in cash provided by financing activities was comprised of approximately $128 million more in net proceeds from the issuance of common stock, approximately $207 million more in net proceeds from the issuance of debt.

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

Distribution Policy and Distributions

On December 20, 2016, our board of directors declared a distribution rate for the first quarter of 2017 of $0.00164383561 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2017 and continuing on each day thereafter through and including March 31, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

Currently, we are making distributions to our stockholders using proceeds of the Offering in anticipation of future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

For some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2016		Year Ended December 31, 2015
Distributions paid in cash – common stockholders	$11,358,337		$1,497,802
Distributions paid in cash – Operating Partnership unitholders	12,003		12,001
Distributions paid in cash – preferred unitholders	—		4,909,305
Distributions reinvested	10,791,747		1,177,289

Total distributions	$22,162,087		$7,596,397

Source of distributions
Cash flows provided by operations	$—	—	$—	—
Offering proceeds from Primary Offering	11,370,340	51%	6,419,108	85%
Offering proceeds from distribution reinvestment plan	10,791,747	49%	1,177,289	15%

Total sources	$22,162,087	100%	$7,596,397	100%

From our inception through December 31, 2016, we paid cumulative distributions of approximately $30.0 million, as compared to cumulative negative FFO of approximately $12.5 million. For the year ended December 31, 2016, we paid distributions of approximately $22.2 million, as compared to a negative FFO of approximately $4.1 million which reflects acquisition related expenses of approximately $13.7 million. For the year ended December 31, 2015, we paid distributions of approximately $7.6 million, as compared to a negative FFO of approximately $6.3 million which reflects acquisition related expenses of approximately $3.4 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2016, our total indebtedness was approximately $320.8 million, which included approximately $184.3 million in fixed rate debt, $137.0 million in variable rate debt and approximately $2.1 million in debt premium less approximately $2.6 million in debt issuance costs.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments, undistributed funds from operations, and additional public or private offerings. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments due during the years ending December 31:
	Total	2017	2018-2019	2020-2021	Thereafter
Debt interest(1)	$68,776,563	$10,544,304	$17,304,143	$15,786,780	$25,141,336
Debt principal(2)	321,356,435	110,873,322	26,296,992	14,828,279	169,357,842

Total contractual obligations	$390,132,998	$121,417,626	$43,601,135	$30,615,059	$194,499,178

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2016. Interest expense on the Amended KeyBank Credit Facility presuming the amount outstanding as of December 31, 2016 would remain outstanding through the maturity date of December 22, 2018.
(2)	Amount represents principal payments only, excluding debt premium.

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

As of December 31, 2016, our total indebtedness was approximately $320.8 million, which included approximately $184.3 million in fixed rate debt, $137.0 million in variable rate debt and approximately $2.1 million in debt premium less approximately $2.6 million in debt issuance costs. As of December 31, 2015, our total indebtedness was approximately $23 million, which included approximately $10 million in variable rate debt, approximately $12.4 million in fixed rate debt, approximately $0.8 million in debt premium, less $0.2 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.4 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2016:

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$382,951	$10,346,217	$908,129	$1,362,535	$1,983,016	$169,357,842	$184,340,690
Average interest rate	4.49%	4.47%	4.41%	4.41%	4.40%	4.40%
Variable rate debt	110,490,371	14,792,763	249,883	249,883	11,232,845	—	137,015,745
Average interest rate(1)	3.39%	3.24%	3.38%	3.38%	3.38%	—

(1)	Interest rate is based upon the contractual rate in effect on December 31, 2016.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2017 Proxy Statement. Only those sections of the 2017 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 31, 2017.

STRATEGIC STORAGE TRUST II, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2017

/s/ Matt F. Lopez Matt F. Lopez	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2017

/s/ David J. Mueller David J. Mueller	Independent Director	March 31, 2017

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 31, 2017

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 31, 2017

/s/ Paula Mathews Paula Mathews	Director	March 31, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Our audits of the consolidated financial statements included the financial statement schedule listed in the accompanying index. The Company’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Trust II, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CohnReznick LLP

Los Angeles, California
March 31, 2017

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS
Real estate facilities:
Land	$249,051,278	$47,653,000
Buildings	439,426,157	97,941,472
Site improvements	38,978,298	10,650,078

	727,455,733	156,244,550
Accumulated depreciation	(14,855,188)	(3,755,709)

	712,600,545	152,488,841
Construction in process	1,740,139	385,408

Real estate facilities, net	714,340,684	152,874,249
Cash and cash equivalents	14,993,869	28,104,470
Restricted cash	3,040,936	410,492
Other assets	5,533,182	6,017,845
Debt issuance costs, net of accumulated amortization	1,550,410	2,128,806
Intangible assets, net of accumulated amortization	13,094,530	3,910,966

Total assets	$752,553,611	$193,446,828

LIABILITIES AND EQUITY
Debt, net	$320,820,740	$23,029,775
Accounts payable and accrued liabilities	4,601,422	2,146,253
Due to affiliates	3,178,235	208,483
Distributions payable	2,608,609	986,886

Total liabilities	331,209,006	26,371,397

Commitments and contingencies (Note 8)
Redeemable common stock	10,711,682	1,223,483

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 47,174,543 and 20,684,791 shares issued and outstanding at December 31, 2016 and 2015, respectively	47,174	20,685
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 6,585,799 and 608,982 issued and outstanding at December 31, 2016 and 2015, respectively	6,586	609
Additional paid-in capital	480,692,731	187,434,752
Distributions	(27,665,337)	(3,893,528)
Accumulated deficit	(43,777,711)	(17,687,326)
Accumulated other comprehensive income	1,377,950	—

Total Strategic Storage Trust II, Inc. equity	410,681,393	165,875,192

Noncontrolling interests in our Operating Partnership	(48,470)	(23,244)

Total equity	410,632,923	165,851,948

Total liabilities and equity	$752,553,611	$193,446,828

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues:
Self storage rental revenue	$45,169,831	$17,547,235	$450,963
Ancillary operating revenue	261,315	358,464	14,382

Total revenues	45,431,146	17,905,699	465,345

Operating expenses:
Property operating expenses	15,976,950	6,754,391	167,434
Property operating expenses – affiliates	5,723,708	2,124,892	69,541
General and administrative	2,860,653	1,591,577	943,865
Depreciation	11,213,663	3,967,981	94,063
Intangible amortization expense	10,864,617	5,142,417	158,617
Acquisition expenses – affiliates	10,729,535	2,776,679	1,089,783
Other property acquisition expenses	2,972,523	624,642	198,907

Total operating expenses	60,341,649	22,982,579	2,722,210

Operating loss	(14,910,503)	(5,076,880)	(2,256,865)
Other income (expense):
Interest expense	(7,445,230)	(2,908,171)	(116,920)
Interest expense—accretion of fair market value of secured debt	386,848	91,061	16,543
Interest expense—debt issuance costs	(3,848,286)	(1,011,121)	(4,343)
Other	(286,438)	(32,430)	—

Net loss	(26,103,609)	(8,937,541)	(2,361,585)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(4,825,139)	(117,472)
Less: Accretion of preferred equity costs	—	(1,621,385)	(28,115)
Net loss attributable to the noncontrolling interests in our Operating Partnership	13,224	93,124	110,787

Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(26,090,385)	$(15,290,941)	$(2,396,385)

Net loss per Class A share – basic and diluted	$(0.65)	$(2.56)	$(4.59)
Net loss per Class T share – basic and diluted	$(0.65)	$(2.56)	$—

Weighted average Class A shares outstanding – basic and diluted	36,828,765	5,923,286	522,223
Weighted average Class T shares outstanding – basic and diluted	3,431,714	45,924	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net loss	$(26,103,609)	$(8,937,541)	$(2,361,585)
Other comprehensive income:
Foreign currency translation adjustment	591,721	—	—
Foreign currency forward contract gain	86,315	—	—
Interest rate swap contract gain	699,914	—	—

Other comprehensive income	1,377,950	—	—

Comprehensive loss	(24,725,659)	(8,937,541)	(2,361,585)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(4,825,139)	(117,472)
Less: Accretion of preferred equity costs	—	(1,621,385)	(28,115)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	12,526	93,124	110,787

Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders.	$(24,713,133)	$(15,290,941)	$(2,396,385)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2016, 2015, and 2014

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2013	100	$1	—	$—	$999	$—	$—	$—	$1,000	$200,000	$201,000	$—	$—
Gross proceeds from issuance of common stock	1,757,677	1,757	—	—	17,535,145	—	—	—	17,536,902	—	17,536,902	—	—
Offering costs	—	—	—	—	(3,531,326)	—	—	—	(3,531,326)	—	(3,531,326)	—	—
Changes to redeemable common stock	—	—	—	—	(73,514)	—	—	—	(73,514)	—	(73,514)	—	73,514
Distributions ($0.60 per share)	—	—	—	—	—	(311,975)	—	—	(311,975)	—	(311,975)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,332)	(7,332)	—	—
Issuance of shares for distribution reinvestment plan	7,738	8	—	—	73,506	—	—	—	73,514	—	73,514	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(2,396,385)	—	(2,396,385)	—	(2,396,385)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(110,787)	(110,787)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	6,517,119	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(1,517,119)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	28,115	—

Balance as of December 31, 2014	1,765,515	1,766	—	—	14,004,810	(311,975)	(2,396,385)	—	11,298,216	81,881	11,380,097	5,028,115	73,514
Gross proceeds from issuance of common stock	18,797,161	18,796	608,918	608	193,085,902	—	—	—	193,105,306	—	193,105,306	—	—
Offering costs	—	—	—	—	(19,667,131)	—	—	—	(19,667,131)	—	(19,667,131)	—	—
Changes to redeemable common stock	—	—	—	—	(1,177,289)	—	—	—	(1,177,289)	—	(1,177,289)	—	1,177,289
Redemptions of common stock	(1,750)	(1)	—	—	—	—	—	—	(1)	—	(1)	—	(27,320)
Distributions ($0.60 per share)	—	—	—	—	—	(3,581,553)	—	—	(3,581,553)	—	(3,581,553)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,001)	(12,001)	—	—
Issuance of shares for distribution reinvestment plan	123,865	124	64	1	1,177,164	—	—	—	1,177,289	—	1,177,289	—	—
Stock compensation expense	—	—	—	—	11,296	—	—	—	11,296	—	11,296	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(15,290,941)	—	(15,290,941)	—	(15,290,941)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(93,124)	(93,124)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	52,952,380	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(59,469,500)	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(132,380)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	1,621,385	—

Balance as of December 31, 2015	20,684,791	20,685	608,982	609	187,434,752	(3,893,528)	(17,687,326)	—	165,875,192	(23,244)	165,851,948	—	1,223,483
Gross proceeds from issuance of common stock	25,601,685	25,601	5,892,439	5,892	325,996,530	—	—	—	326,028,023	—	326,028,023	—	—
Offering costs	—	—	—	—	(32,776,126)	—	—	—	(32,776,126)	—	(32,776,126)	—	—
Changes to redeemable common stock	—	—	—	—	(10,790,662)	—	—	—	(10,790,662)	—	(10,790,662)	—	10,790,662
Redemptions of common stock	(112,340)	(112)	—	—	—	—	—	—	(112)	—	(112)	—	(1,302,463)
Distributions ($0.60 per share)	—	—	—	—	—	(23,771,809)	—	—	(23,771,809)	—	(23,771,809)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,002)	(12,002)	—	—

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Issuance of shares for distribution reinvestment plan	1,000,407	1,000	84,378	85	10,790,662	—	—	—	10,791,747	—	10,791,747	—	—
Stock compensation expense	—	—	—	—	37,575	—	—	—	37,575	—	37,575	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(26,090,385)	—	(26,090,385)	—	(26,090,385)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(13,224)	(13,224)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	591,721	591,721	—	591,721	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	86,315	86,315	—	86,315	—	—
Interest rate swap contract gain	—	—	—	—	—	—	—	699,914	699,914	—	699,914	—	—

Balance as of December 31, 2016	47,174,543	$47,174	6,585,799	$6,586	$480,692,731	$(27,665,337)	$(43,777,711)	$1,377,950	$410,681,393	$(48,470)	$410,632,923	$—	$10,711,682

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net loss	$(26,103,609)	$(8,937,541)	$(2,361,585)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	22,078,280	9,110,398	252,680
Accretion of fair market value adjustment of secured debt	(386,848)	(91,061)	(16,543)
Amortization of debt issuance costs	3,041,890	546,932	4,343
Expense related to issuance of restricted stock	37,575	11,296	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(2,171,412)	(1,516,214)	(145,776)
Restricted cash	(712,751)	59,215	(177,701)
Accounts payable and accrued liabilities	2,670,699	1,125,839	501,065
Due to affiliates	(41,045)	(1,561,104)	1,609,075

Net cash used in operating activities	(1,587,221)	(1,252,240)	(334,442)

Cash flows from investing activities:
Purchase of real estate	(499,863,176)	(136,121,758)	(9,481,306)
Additions to real estate facilities	(8,264,539)	(2,170,514)	(2,255)
Deposits on acquisition of real estate facilities	(250,000)	(2,486,163)	(4,000,000)
Restricted cash	(1,917,693)	(86,915)	(205,091)

Net cash used in investing activities	(510,295,408)	(140,865,350)	(13,688,652)

Cash flows from financing activities:
Gross proceeds from issuance of debt	366,898,908	71,981,167	—
Pay down of debt	(147,246,450)	(61,981,167)	—
Scheduled principal payments on secured debt	(430,078)	(166,573)	(14,280)
Debt issuance costs	(4,876,499)	(2,582,779)	(200,842)
Gross proceeds from issuance of common stock	326,806,655	190,817,800	17,477,102
Offering costs	(29,771,573)	(21,291,432)	(1,710,059)
Redemption of common stock	(1,066,953)	(17,500)	—
Distributions paid to common stockholders	(11,358,337)	(1,497,802)	(158,037)
Proceeds from issuance of preferred equity in our Operating Partnership	—	52,820,000	5,000,000
Redemption of preferred equity in our Operating Partnership	—	(59,469,500)	—
Distributions paid to preferred unitholders in our Operating Partnership	—	(4,909,305)	(33,306)
Distributions paid to noncontrolling interests in our Operating Partnership	(12,003)	(12,001)	(7,332)

Net cash provided by financing activities	498,943,670	163,690,908	20,353,246

Impact of foreign exchange rate changes on cash	(171,642)	—	—

Change in cash and cash equivalents	(13,110,601)	21,573,318	6,330,152
Cash and cash equivalents, beginning of period	28,104,470	6,531,152	201,000

Cash and cash equivalents, end of period	$14,993,869	$28,104,470	$6,531,152

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$6,597,500	$2,807,997	$116,920
Interest Capitalized	$72,588	$—	$—
Supplemental disclosure of noncash activities:
Deposit applied to the purchase of real estate facilities	$2,066,260	$4,444,491	$—
Proceeds from issuance of common stock in other assets	$1,567,461	$2,346,306	$59,800
Disposal of site improvements	$—	$273,963	$—
Transfer from intangibles to real estate facilities to finalize purchase price allocations	$45,785	$958,000	$—
Additions to real estate and construction in process included in accounts payable and accrued liabilities	$836,664	$369,903	$—
Offering costs included in due to affiliates	$3,171,727	$160,512	$1,811,795
Debt issuance costs included in due to affiliates	$—	$—	$441,873
Offering costs included in accounts payable and accrued liabilities	$38,511	$45,275	$9,472
Redemption of common stock	$245,330	$9,820	$—
Foreign currency contract and interest rate swap contract gain included in accounts payable and accrued liabilities	$786,229	$—	$—
Issuance of shares pursuant to distribution reinvestment plan	$10,791,747	$1,177,289	$73,514
Distributions payable	$2,608,609	$986,886	$80,424
Preferred equity issuance cost	$—	$—	$1,517,119
Secured debt assumed during the purchase of real estate	$80,519,761	$—	$12,618,694
Other assets included in due to affiliates	$—	$—	$461,492
Debt issuance costs included in accounts payable and accrued liabilities	$94,000	$104,171	$74,690
Distributions payable to preferred unitholders in our Operating Partnership	$—	$—	$84,166

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

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

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

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

On August 2, 2013, our Advisor purchased 100 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Amendment and Restatement, as amended, authorized 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. We offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering to offer two classes of shares of common stock: Class A Shares and Class T Shares. On January 9, 2017, our Primary Offering terminated. In preparation for the termination of our Primary Offering, on November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2016, we had issued approximately 47 million Class A Shares and approximately 7 million Class T Shares for approximately $481 million and $67 million respectively, in our Offering. As of December 31, 2016 we owned 77 self storage properties and subsequent to December 31, 2016 we acquired an additional six self storage properties (See Note 11).

On April 8, 2016, our board of directors, upon recommendation of its nominating and corporate governance committee, approved an estimated value per share of our common stock of $10.09 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2015. See Item 5, Market Information, for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As a result of the calculation of our estimated value per share, effective on April 14, 2016, the offering price of Class A Shares increased from $10.00 per share to $11.21 per share and the offering price of Class T Shares increased from $9.47 per

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

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

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2016, we owned approximately 99.96% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.04% of the common units are owned by our Advisor. Our Operating Partnership had issued approximately 2.4 million Series A Cumulative Redeemable Preferred Units (the “Preferred Units”) to SSTI Preferred Investor, LLC (the “Preferred Investor”), a wholly-owned subsidiary of SmartStop Self Storage Operating Partnership, L.P., the former operating partnership of SmartStop, in exchange for an investment in our Operating Partnership of approximately $59.5 million. Such Preferred Units were owned by Extra Space subsequent to the Merger. As of December 31, 2015, we had redeemed all of the Preferred Units. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger and we can no longer utilize this brand in the United States. The properties we own were re-branded under the Extra Space name subsequent to the Merger. However, any properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and will continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering. Our president owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

December 31, 2016, 2015, and 2014

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 modifies (i) the criteria for and the analysis of the identification of consolidation of variable interest entities, particularly when fee arrangements and related party relationships are involved, and (ii) the consolidation analysis for partnerships. We adopted this standard effective January 1, 2016. The adoption of this standard did not change the consolidation status of any entities in which we have an interest; however, our Operating Partnership is now considered a VIE as a result of the change.

As of December 31, 2016 and 2015, we had not entered into other contracts/interests that would be deemed to be variable interests in VIEs.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

December 31, 2016, 2015, and 2014

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $19.9 million and approximately $8.1 million in intangible assets to recognize the value of in-place leases related to our acquisitions during 2016 and 2015, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2016, 2015, and 2014 we expensed approximately $13.7 million, $3.4 million, and $1.3 million respectively, of acquisition-related transaction costs.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our consolidated financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our consolidated financial statements. We will recognize any measurement adjustments during the period in which we determine the amount of the adjustment to our consolidated financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2016, 2015, and 2014, no impairment losses were recognized.

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

December 31, 2016, 2015, and 2014

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Real Estate Facilities

Real estate facilities are recorded based on relative fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2016, the gross amounts allocated to in-place lease intangibles was approximately $29.2 million and accumulated amortization of in-place lease intangibles totaled approximately $16.1 million. As of December 31, 2015, the gross amounts allocated to in-place lease intangibles was approximately $9.2 million and accumulated amortization of in-place lease intangibles totaled approximately $5.3 million.

The total estimated amortization expense of intangible assets for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 is approximately $11.7 million, $1.2 million, $13,000, $13,000, and $13,000, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2016 and 2015, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.7 million and $20,000, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from secured debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2016 and 2015, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.2 million and $30,000, respectively.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We will be required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

December 31, 2016, 2015, and 2014

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

For the year ended December 31, 2016 we received redemption requests totaling approximately $1.3 million (approximately 138,000 shares), approximately $1.1 million of which was fulfilled during year ended December 31, 2016, with the remaining approximately $0.2 million included in accounts payable and accrued liabilities as of December 31, 2016 and fulfilled in January 2017. For the year ended December 31, 2015 we received redemption requests totaling approximately $27,000, (approximately 2,850 shares), approximately $17,000 of which was fulfilled in July 2015, with the remaining approximately $10,000 fulfilled in January 2016.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

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

December 31, 2016, 2015, and 2014

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

The carrying amounts of cash and cash equivalents, tenant accounts receivable, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates will approximate fair value because of their relatively short-term nature.

The table below summarizes our fixed rate notes payable at December 31, 2016 and 2015. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair values of the fixed rate notes payable were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$158,700,000	$166,410,537	$13,300,000	$13,237,237

As of December 31, 2016, we had an interest rate swap on one of our loans (See Note 5). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of non-performance risk, we will consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. Amounts are reclassified out of other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. As of December 31, 2016, all of our derivative instruments met the criteria for hedge accounting.

Interest Rate Swap

In connection with the loan we assumed with the purchase of the properties we acquired in Oakland and Concord, California, we also assumed an interest rate swap with USAmeriBank that fixes the interest rate at 3.95% through the loan

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

maturity on April 10, 2023. In conjunction with our purchase price allocation, the interest rate swap was valued at approximately $760,000 and recorded as a liability within accounts payable and accrued liabilities. We have designated the interest rate swap as a cash flow hedge and changes in the fair value of the hedge subsequent to acquisition are reported in other comprehensive income. From the date of acquisition through December 31, 2016, the interest rate swap’s liability has decreased approximately $700,000. The characteristics of this financial instrument, market data, and other comparative metrics utilized in determining this fair value are “Level 2” inputs as the term is defined in the accounting standard for fair value measurement.

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

The forward contract has a notional amount of $42.5 million CAD, a duration of 12 months, and a forward rate of approximately 1.339. As of December 31, 2016, the forward contract has a fair market value representing an asset of approximately $0.1 million USD which is recorded in the accompanying consolidated balance sheets. The characteristics of this financial instrument, market data, and other comparative metrics utilized in determining this fair value are “Level 2” inputs as the term is defined in the accounting standard for fair value measurement. See Note 11 for settlement of the forward contract.

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effect of unrestricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 and early adoption is permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 modifies (i) the criteria for and the analysis of the identification of consolidation of variable interest entities, particularly when fee arrangements and related party relationships are involved, and (ii) the consolidation analysis for partnerships. We adopted this standard effective January 1, 2016. The adoption of this standard did not change the consolidation status of any entities in which we have an interest; however, our Operating Partnership is now considered a VIE as a result of the change.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” ASU 2015-16 updates guidance related to Topic 805, which requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a prospective basis. We adopted this ASU in the interim period ended December 31, 2015 and its adoption did not have a material impact on our consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017 and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. We are in the process of evaluating the impact the adoption will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. The Company plans to apply the guidance in ASU 2017-01 to new acquisitions beginning on January 1, 2017. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. The adoption of this guidance will result in a decrease in acquisition related costs being expensed, as the Company’s acquisition of real estate properties will likely be considered asset acquisitions rather than business combinations under ASU 2017-01.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2016 and 2015:

Real estate facilities
Balance at December 31, 2014	$20,857,880
Facility acquisitions	132,546,249
Finalized purchase price allocations related to 2014 acquisitions	958,000
Improvements and additions	2,156,384
Asset disposals	(273,963)

Balance at December 31, 2015	156,244,550
Facility acquisitions	563,278,685
Impact of foreign exchange rate changes	1,406,663
Finalized purchase price allocations related to 2015 acquisitions	(45,785)
Improvements and additions	6,571,620

Balance at December 31, 2016	$727,455,733

Accumulated depreciation
Balance at December 31, 2014	$(93,433)
Depreciation expense	(3,936,239)
Asset disposals	273,963

Balance at December 31, 2015	(3,755,709)
Depreciation expense and impact of foreign exchange rate changes	(11,099,479)

Balance at December 31, 2016	$(14,855,188)

The following table summarizes the purchase price allocation for our acquisitions during the year ended December 31, 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued or Assumed	2016 Revenue(1)	2016 Property Operating Income(2)
Boynton Beach – FL	1/7/16	$17,216,308	$683,692	$17,900,000	$—	$1,380,868	831,069
Lancaster II – CA	1/11/16	4,381,816	268,184	4,650,000	—	633,864	367,208
Milton – ON (CAN) (3)	2/11/16	9,382,679	435,162	9,817,841	4,820,717	801,638	462,423
Burlington I – ON (CAN) (3)	2/11/16	13,572,128	617,940	14,190,068	6,917,253	894,067	489,001
Oakville I – ON (CAN) (3)	2/11/16	15,727,673	—	15,727,673	7,243,413	192,250	(138,177)
Oakville II – ON (CAN) (3)	2/29/16	12,329,590	584,295	12,913,885	7,392,762	873,172	547,559
Burlington II – ON (CAN) (3)	2/29/16	8,069,874	383,109	8,452,983	4,962,733	639,781	385,012
Xenia – OH	4/20/16	2,940,185	207,622	3,147,807	—	320,574	186,670
Sidney – OH	4/20/16	2,061,595	140,896	2,202,491	—	239,177	107,612
Troy – OH	4/20/16	2,746,676	176,984	2,923,660	—	323,562	183,352
Greenville – OH	4/20/16	1,992,064	132,462	2,124,526	—	232,716	113,902
Washington Court House – OH	4/20/16	2,137,658	172,033	2,309,691	—	267,877	146,595
Richmond – IN	4/20/16	3,167,538	194,671	3,362,209	—	334,750	170,187
Connersville – IN	4/20/16	1,807,824	121,792	1,929,616	—	224,183	101,140
Port St. Lucie I – FL	4/29/16	8,929,360	370,640	9,300,000	—	520,274	248,884
Sacramento – CA	5/09/16	7,821,975	328,025	8,150,000	—	485,624	209,183
Oakland – CA	5/18/16	12,613,636	501,197	13,114,833	5,315,948	759,385	412,947
Concord – CA	5/18/16	36,292,871	1,202,494	37,495,365	14,684,052	1,680,111	1,102,628
Pompano Beach – FL	6/1/16	20,603,718	682,764	21,286,482	13,714,676	813,850	497,015

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued or Assumed	2016 Revenue(1)	2016 Property Operating Income(2)
Lake Worth – FL	6/1/16	22,912,381	672,074	23,584,455	11,089,560	850,056	551,889
Jupiter – FL	6/1/16	26,586,715	847,852	27,434,567	12,469,383	1,027,609	699,721
Royal Palm Beach – FL	6/1/16	24,700,716	839,031	25,539,747	12,097,235	932,729	599,065
Port St. Lucie II – FL	6/1/16	13,541,095	518,868	14,059,963	7,280,380	609,242	311,291
Wellington – FL	6/1/16	21,896,312	781,048	22,677,360	10,644,805	840,932	540,030
Doral – FL	6/1/16	22,820,702	773,831	23,594,533	12,081,860	845,835	522,374
Plantation – FL	6/1/16	32,213,998	1,036,052	33,250,050	15,624,241	1,190,931	806,283
Naples – FL	6/1/16	24,560,390	737,465	25,297,855	13,504,110	858,655	621,830
Delray – FL	6/1/16	30,080,319	992,704	31,073,023	11,160,313	1,139,020	775,964
Baltimore – MD	6/1/16	26,325,715	776,250	27,101,965	15,333,437	987,789	665,997
Sonoma – CA	6/14/16	7,148,092	276,908	7,425,000	—	329,208	174,641
Las Vegas I – NV	7/28/16	13,509,112	425,888	13,935,000	—	434,740	292,195
Las Vegas II – NV	9/23/16	13,757,025	442,975	14,200,000	—	261,704	163,354
Las Vegas III – NV	9/27/16	8,904,522	345,478	9,250,000	—	218,952	136,518
Asheville I – NC	12/30/16	14,793,279	450,775	15,244,054	7,143,593	5,600	(1,852)
Asheville II – NC	12/30/16	4,872,280	206,656	5,078,936	3,250,087	2,649	(3,431)
Hendersonville I – NC	12/30/16	4,522,751	163,926	4,686,677	2,243,715	1,900	(3,370)
Asheville III – NC	12/30/16	9,716,847	351,277	10,068,124	4,677,156	3,677	(2,616)
Arden – NC	12/30/16	12,055,859	443,676	12,499,535	6,557,917	4,599	(1,696)
Asheville IV – NC	12/30/16	9,013,256	317,301	9,330,557	4,413,190	3,275	(6,621)
Asheville V – NC	12/30/16	10,241,097	350,841	10,591,938	5,073,106	3,976	(2,710)
Asheville VI – NC	12/30/16	6,427,572	275,104	6,702,676	3,489,307	2,995	(3,162)
Asheville VII – NC	12/30/16	2,922,248	142,357	3,064,605	1,592,048	1,460	(4,284)
Asheville VIII – NC	12/30/16	7,927,820	312,430	8,240,250	4,536,924	3,685	(2,375)
Hendersonville II – NC	12/30/16	7,634,934	249,233	7,884,167	4,272,956	3,043	(2,611)
Sweeten Creek Land – NC	12/30/16	348,480	—	348,480	—	—	—
Highland Center Land – NC	12/30/16	50,000	—	50,000	—	—	—

2016 Total		$563,278,685	$19,933,962	$583,212,647	$233,586,877	$22,181,984	$13,250,634

(1)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition date.
(2)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, and acquisition expenses.
(3)	Allocation based on CAD/USD exchange rates as of date of acquisition.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

The following table summarizes our purchase price allocation for our acquisitions during the year ended December 31, 2015:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued or Assumed	2015 Revenue(1)	2015 Property Operating Income(2)
La Verne - CA	1/23/2015	$3,986,875	$180,000	$4,166,875	$2,370,000	$705,564	$444,668
Chico - CA	1/23/2015	1,736,875	90,000	1,826,875	1,230,000	553,611	313,050
Riverside - CA	1/23/2015	2,696,875	110,000	2,806,875	1,740,000	862,574	482,506
Fairfield - CA	1/23/2015	3,676,875	250,000	3,926,875	2,250,000	621,060	366,104
Littleton - CO	1/23/2015	4,136,875	210,000	4,346,875	2,310,000	568,008	354,357
Crestwood - IL	1/23/2015	2,346,875	140,000	2,486,875	1,650,000	489,340	246,268
Forestville - MD	1/23/2015	6,286,875	410,000	6,696,875	3,870,000	1,033,216	716,896
Upland - CA	1/29/2015	5,966,875	310,000	6,276,875	3,540,000	310,001	134,707
Lancaster - CA	1/29/2015	1,716,875	90,000	1,806,875	1,140,000	411,394	174,715
Santa Rosa - CA	1/29/2015	9,866,875	600,000	10,466,875	5,760,000	475,487	258,042
Vallejo - CA	1/29/2015	4,936,875	350,000	5,286,875	3,360,000	511,791	293,887
Federal Heights - CO	1/29/2015	4,446,875	300,000	4,746,875	2,550,000	557,445	348,501
Santa Ana - CA	2/5/2015	8,896,875	380,000	9,276,875	4,350,000	1,149,866	714,694
La Habra - CA	2/5/2015	4,416,875	190,000	4,606,875	2,340,000	667,218	428,452
Monterey Park - CA	2/5/2015	4,236,875	190,000	4,426,875	2,340,000	482,731	251,907
Huntington Beach - CA	2/5/2015	10,316,875	560,000	10,876,875	5,760,000	841,183	550,143
Lompoc - CA	2/5/2015	3,746,875	290,000	4,036,875	2,460,000	508,933	248,116
Aurora - CO	2/5/2015	6,716,875	620,000	7,336,875	4,140,000	503,657	281,333
Everett - WA	2/5/2015	4,966,875	230,000	5,196,875	2,190,000	476,990	196,759
Whittier - CA	2/19/2015	5,646,875	270,000	5,916,875	3,330,000	623,323	333,470
Bloomingdale - IL	2/19/2015	4,666,874	330,000	4,996,874	2,520,000	323,982	160,580
Warren I - MI	5/8/2015	3,196,875	240,000	3,436,875	1,620,000	328,826	187,575
Warren II - MI	5/8/2015	3,306,875	330,000	3,636,875	2,040,000	480,171	311,680
Troy - MI	5/8/2015	4,416,875	400,000	4,816,875	2,880,000	343,136	190,639
Sterling Heights - MI	5/21/2015	3,536,875	320,000	3,856,875	2,190,000	251,168	114,146
Beverly - NJ	5/28/2015	2,096,875	80,000	2,176,875	1,365,000	451,703	229,891
Foley - AL	9/11/2015	7,556,000	409,000	7,965,000	—	290,184	171,265
Tampa - FL	11/3/2015	2,975,715	186,785	3,162,500	—	61,468	14,446

2015 Total		$132,500,464	$8,065,785	$140,566,249	$71,295,000	$14,884,030	$8,518,797

(1)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(2)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, and acquisition expenses.

We incurred acquisition fees to our Advisor related to the above properties of approximately $10.2 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively.

During 2015 we completed the purchase price allocations for our five properties acquired in 2014 and recognized the adjustments during the fourth quarter measurement period in 2015. These adjustments had the aggregate impact of increasing our allocation to land by approximately $1.2 million and site improvements by approximately $140,000, with reductions to buildings and intangible assets of approximately $380,000 and $960,000 respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter of 2015 to our consolidated statement of

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

operations, which had the net impact of an increase to depreciation expense of approximately $2,000 and a decrease to intangible amortization expense of approximately $180,000. During 2015, we also completed the purchase price allocation for the properties acquired during the first and second quarters of 2015 and recognized adjustments during the fourth quarter measurement period, which had the aggregate impact of increasing our allocation to land by approximately $1.2 million, building by approximately $4.2 million, and site improvements by approximately $0.7 million, with reductions to intangible assets of approximately $6.1 million. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter of 2015 to our consolidated statement of operations, which had the net impact of an increase to depreciation expense of approximately $130,000 and a decrease to intangible amortization expense of approximately $450,000.

During 2016 we completed the purchase price allocations for our Foley, AL and Tampa, FL properties acquired in 2015 and recognized the adjustments during the third and fourth quarter of 2016 respectively. These adjustments had the aggregate impact of decreasing our allocation to land by approximately $300,000, with increases to site improvements, buildings, and intangible assets of approximately $100,000, $100,000 and $50,000 respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the third and fourth quarters of 2016 to our consolidated statement of operations. This had the net impact of an increase to amortization expense of approximately $30,000 and an increase to depreciation expense of approximately $5,000 during the third quarter of 2016, and a decrease of approximately $10,000 to amortization expense and an increase to depreciation expense of $10,000 during the fourth quarter of 2016. During 2016, we also completed the purchase price allocation for the properties acquired during the first, second, and third quarters of 2016 and recognized adjustments during the fourth quarter measurement period, which had the aggregate impact of increasing our allocation to building by approximately $2.1 million, and decreasing land, site improvements, and intangible assets by approximately $0.6 million, $1.1 million, and $0.4 million respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter of 2016 to our consolidated statement of operations, which had the net impact of a decrease to depreciation expense of approximately $40,000 and a decrease to intangible amortization expense of approximately $300,000.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2016 and 2015 as if the Company’s acquisitions discussed in Note 3 were completed as of January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Pro forma revenue	$64,449,988	$60,935,092
Pro forma operating expenses	$(60,171,072)	$(68,720,237)
Pro forma net loss attributable to common stockholders	$(10,170,334)	$(28,318,064)

The pro forma financial information for the years ended December 31, 2016 and 2015 were adjusted to exclude approximately $13.5 million and $3.4 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	December 31, 2016	December 31, 2015	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$12,263,391	$12,437,841	5.73%	9/1/2023
Amended KeyBank Credit Facility(2)	12,300,000	10,000,000	2.87%	12/22/2018
Milton fixed rate(3)	4,956,483	—	5.81%	10/15/2018
Burlington I fixed rate(3)	4,870,817	—	5.98%	10/15/2018
Burlington I variable rate(3)	2,242,880	—	4.88%	10/15/2018
Oakville I variable rate(3)	7,486,937	—	4.45%	12/31/2017
Burlington II and Oakville II variable rate(3)	12,232,378	—	3.38%	2/28/2021
Oakland and Concord loan(4)	20,000,000	—	3.95%	4/10/2023
Amended KeyBank Property Loan(5)	92,753,550	—	2.87%	3/31/2017
KeyBank CMBS Loan(6)	95,000,000	—	3.89%	8/1/2026
Midland North Carolina CMBS Loan(7)	47,249,999	—	5.31%	8/1/2024
Premium on secured debt, net	2,069,847	799,396
Debt issuance costs, net	(2,605,542)	(207,462)

Total secured debt	310,820,740	23,029,775

Amended KeyBank Subordinate Loan(8)	10,000,000	—	6.25%	3/31/2017

Total debt	$320,820,740	$23,029,775

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II.
(2)	As of December 31, 2016, this facility encumbers fifteen properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, and Baltimore).
(3)	Canadian Dollar denominated loans. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).
(4)	This loan was assumed during the acquisition of the Oakland and Concord properties, along with an interest rate swap with USAmeriBank that fixes the interest rate at 3.95%.
(5)	As of December 31, 2016 this loan encumbers 10 properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, Port St. Lucie II, Wellington, Doral, Plantation, Naples, and Delray).
(6)	This loan is encumbered by 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II). The separate assets and credit of these encumbered properties are not available to pay our other debts.
(7)	This loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September, 2019, at which time both interest and principal payments will be due monthly.
(8)	The Amended KeyBank Subordinate Loan is unsecured.

As of December 31, 2016, we provided recourse guarantees totaling approximately $38.6 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

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

December 31, 2016, 2015, and 2014

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

As of December 31, 2016 we had $12.3 million in borrowings outstanding under the Amended KeyBank Credit Facility. Subsequent to year end, we added properties to and drew on the Amended KeyBank Credit Facility (see Note 11).

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

On December 30, 2016, our Operating Partnership purchased an interest rate swap with a notional amount of $100 million, such that in no event will the interest rate on our LIBOR based debt exceed 3.75% thereon through July 3, 2017.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

The Amended KeyBank Property Loan

On March 25, 2016, one of our subsidiaries executed purchase and sale agreements with unaffiliated third parties for the acquisition of 22 self storage facilities (10 in Florida, 11 in North Carolina, and one in Maryland), two parcels of land adjacent to the North Carolina properties and one redevelopment property in North Carolina, which was subsequently assigned to Strategic Storage Growth Trust, Inc., (the “27 Property Portfolio”). On June 1, 2016 we closed on 11 self storage facilities in Florida and Maryland for approximately $275 million representing the first phase (“First Phase”) of the 27 Property Portfolio.

On June 1, 2016, we, through certain affiliated entities (collectively, the “Borrower”) entered into a credit agreement (the “Property Loan Agreement”) for a secured loan in the amount of $105 million (the “KeyBank Property Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The Borrower borrowed $105 million in connection with the purchase of the properties in the First Phase of the 27 Property Portfolio. The KeyBank Property Loan is a term loan facility with an original maturity date of December 31, 2016. On December 29, 2016, we entered into a First Amendment to the Credit Agreement (the “First Amendment to the KeyBank Property Loan”) in connection with the KeyBank Property Loan. Prior to the First Amendment to the KeyBank Property Loan, one of the properties held as collateral was removed and added to the Amended KeyBank Credit Facility and the KeyBank Property Loan was reduced to approximately $92.8 million. The First Amendment to the KeyBank Property Loan extended the maturity date of the loan (the “Amended KeyBank Property Loan”) from December 31, 2016 to March 31, 2017. We paid an extension fee in connection with such extension.

On March 8, 2017 we removed five of the properties held as collateral (Plantation, Wellington, Naples, Port St. Lucie II, and Doral) under the Amended KeyBank Property Loan and added them to the Amended KeyBank Credit Facility. In conjunction with adding these five properties to the Amended KeyBank Credit Facility, we borrowed approximately $56 million on the Amended KeyBank Credit Facility which was used to pay down approximately $45.7 million of principal on the Amended KeyBank Property Loan and the remaining outstanding principal balance of $10 million on the Amended KeyBank Subordinate Loan. As a result, the outstanding balance on the Amended KeyBank Property Loan was reduced to approximately $47.1 million and the outstanding balance on the Amended KeyBank Credit Facility was increased to approximately $98.3 million.

In order to repay the remaining outstanding balance on the Amended KeyBank Property Loan, we have the ability to move the remaining five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray) held as collateral to the Amended KeyBank Credit Facility which would increase its outstanding balance to $145 million. With the capacity on the Amended KeyBank Credit Facility and available cash, we have the ability to repay the amount outstanding on the Amended KeyBank Property Loan. However, we have entered into a term sheet with KeyBank for a 10 year fixed rate loan, the proceeds of which will be used to repay the remaining outstanding balance on the Amended KeyBank Property Loan. The remaining five properties currently held as collateral under the Amended KeyBank Property Loan will serve as collateral for the new fixed rate loan. On March 30, 2017 we entered into a Second Amendment to the Amended KeyBank Property Loan to extend the maturity date from March 31, 2017 to May 1, 2017 which will allow appropriate time for the new fixed rate loan agreement to be finalized.

Payments due under the Amended KeyBank Property Loan are interest-only due on the first day of each month. The Amended KeyBank Property Loan bears interest based on the type of borrowing elected by the Borrower. An ABR Borrowing bears interest at the lesser of (x) the Alternate Base Rate (as defined in the Amended Property Loan Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Amended Property Loan Agreement). A Eurodollar Borrowing bears interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Amended Property Loan Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Amended Property Loan Agreement). The Applicable Rate means 225 basis points for any Eurodollar Borrowing and 125 basis points for any ABR Borrowing. The Borrower elected a Eurodollar Borrowing. The Borrower paid certain fees to the lenders in connection with the Amended KeyBank Property Loan.

As of December 31, 2016, the Amended KeyBank Property Loan was fully recourse, jointly and severally, to us and the Borrower and was secured by cross-collateralized first mortgage liens on 10 Mortgaged Properties (as defined in the First Amendment to the Property Loan Agreement), which were the 10 Florida properties acquired in the First Phase of the 27 Property Portfolio. The Borrower may prepay the Amended KeyBank Property Loan at any time, without penalty, in whole or in part, with an exit fee payable under certain circumstances. Pursuant to that certain guaranty (the “Property Loan Guaranty”), dated June 1, 2016, in favor of the lenders, we serve as the guarantor of all obligations due under the Amended Property Loan Agreement.

The Amended Property Loan Agreement contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Property Loan Agreement) financial tests the Borrower must maintain, on a consolidated basis in accordance with GAAP: (i) a Loan to Value Ratio of not greater than fifty five percent (55%); and (ii) a Pool Debt Yield of at least ten and one half percent (10.5%), tested in September 30, 2016 and as of the close of each fiscal quarter thereafter. Throughout the terms of the Amended Property Loan Agreement, we shall have and maintain, on a consolidated basis in accordance with GAAP, tested as of the close of each fiscal quarter: (i) a total Leverage Ratio no greater than sixty percent (60%); (ii) a Tangible Net Worth not at any time to be less than approximately $260 million, plus eighty-five percent (85%) of the Net Equity Proceeds received after the Effective Date; (iii) an Interest Coverage Ratio of not less than 1.85:1.00; (iv) a Fixed Charge Ratio of not less than 1.60:1.00; and (v) a ratio of the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a hedging agreement to the sum of the Indebtedness, not in excess of thirty percent (30%).

The Amended KeyBank Subordinate Loan

On June 1, 2016, in conjunction with the acquisition of the First Phase of the 27 Property Portfolio, we entered into a credit agreement (the “Subordinate Loan Agreement”) in which we borrowed $30 million (the “KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

the lenders party thereto. The KeyBank Subordinate Loan is a term loan facility with an original maturity date of December 31, 2016. During the third and fourth quarters of 2016, we made payments totaling $20 million on the KeyBank Subordinate Loan, reducing the loan amount to $10 million as of December 29, 2016. On December 29, 2016, we entered into a First Amendment to the Subordinate Loan Agreement (the “First Amendment to the Subordinate Loan”), which extended the maturity date of the Subordinate Loan Agreement (subsequently, the “Amended Subordinate Loan”) from December 31, 2016 to March 31, 2017. We paid an extension fee in connection with amended Subordinate Loan Agreement (“Amended Subordinate Loan Agreement”). On March 8, 2017 we repaid the outstanding balance of $10 million on the Amended Subordinate Loan through a draw on the Amended KeyBank Credit Facility (See Note 11).

Payments due pursuant to the Amended KeyBank Subordinate Loan are interest-only due on the first day of each month. The Amended KeyBank Subordinate Loan bears interest based on the type of borrowing elected by us. An ABR Borrowing bears interest at the lesser of (x) the Alternate Base Rate (as defined in the Amended Subordinate Loan Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Amended Subordinate Loan Agreement). A Eurodollar Borrowing bears interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Amended Subordinate Loan Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Amended Subordinate Loan Agreement). The Applicable Rate means 563 basis points for any Eurodollar Borrowing and 463 basis points for any ABR Borrowing. We elected a Eurodollar Borrowing. We paid certain fees to the lenders in connection with the Amended KeyBank Subordinate Loan.

The Amended KeyBank Subordinate Loan is non-recourse and unsecured. We may prepay the Amended KeyBank Subordinate Loan at any time, without penalty, in whole or in part, with an exit fee payable under certain circumstances. The Amended KeyBank Subordinate Loan contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Subordinate Loan Agreement) financial tests we must maintain, on a consolidated basis in accordance with GAAP, tested as of the close of each fiscal quarter: (i) a Total Leverage Ratio no greater than sixty percent (60%); (ii) a Tangible Net Worth not at any time to be less than approximately $260 million, plus eighty-five percent (85%) of the Net Equity Proceeds received after the Effective Date; (iii) an Interest Coverage Ratio of not less than 1.85:1.00; (iv) a Fixed Charge Ratio of not less than 1.60:1.00; and (v) a ratio of the Indebtedness that bears interest at a varying rate of interest or that does not have the interest rate fixed, capped or swapped pursuant to a hedging agreement to the sum of the Indebtedness, not in excess of thirty percent (30%). It will be an event of default under the Amended Subordinate Loan Agreement if an event of default is in existence under our Amended KeyBank Credit Facility or under the Amended Property Loan Agreement.

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

The KeyBank CMBS Loan is secured by first mortgage liens or deeds of trusts on the 29 Mortgaged Properties, an assignment of all leases/rents, perfected first priority security interests in all personal property, escrows, reserves and a cash management account. In addition, we have provided a guaranty, dated July 28, 2016, in favor of KeyBank, in which we serves as a guarantor of all obligations due under the loan agreement.

The KeyBank CMBS Loan may be repaid in whole or in part through a partial or full defeasance (releasing one or more of the 29 Mortgaged Properties from the liens) beginning two years after the Promissory Notes are securitized, which occurred in August, 2016

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2016:

2017	$110,873,322
2018	25,138,980
2019	1,158,012
2020	1,612,418
2021	13,215,861
2022 and thereafter	169,357,842

Total payments	321,356,435
Premium on secured debt, net	2,069,847
Debt issuance costs, net	(2,605,542)

Total	$320,820,740

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our Offering. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fees and stockholder servicing fees) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As noted above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined offering expenses were not in excess of 15% of gross proceeds from the Offering.

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

December 31, 2016, 2015, and 2014

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

Affiliated Dealer Manager

Our Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective, August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

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

As of October 1, 2015, each of our self storage properties located in the United States are subject to separate property management agreements with our Property Manager, which in turn has entered into sub-property management agreements with an affiliate of Extra Space, which provides on-site management of our properties. Such agreements were entered into effective the later of October 1, 2015, or their respective acquisition date. Under the property management agreements, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

“Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2015 and 2016, and any related amounts payable as of December 31, 2015 and 2016:

	Year Ended December 31, 2015			Year Ended December 31, 2016
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,200,003	$1,988,533	$47,971	$735,891	$777,354	$6,508
Asset management fees	865,757	888,011	—	2,970,846	2,970,846	—
Property management fees(1)	1,259,135	1,306,422	—	2,752,862	2,752,862	—
Acquisition expenses	2,776,679	3,479,712	—	10,729,535	10,729,535	—
Capitalized
Debt issuance costs	214,006	655,879	—	—	—	—
Other assets	77,556	539,048	—	—	—	—
Additional Paid-in Capital
Selling commissions	14,761,271	14,761,271	—	21,141,748	21,141,748	—
Dealer manager fee	3,690,318	3,535,685	160,512	6,573,962	6,573,760	160,714
Stockholder servicing fee(2)	—	—	—	3,297,305	286,292	3,011,013
Offering costs	319,882	2,125,798	—	444,719	444,719	—

Total	$25,164,607	$29,280,359	$208,483	$48,646,868	$45,677,116	$3,178,235

(1)	During the years ended December 31, 2016 and 2015, property management fees included approximately $2.2 million and $0.3 million of fees paid to the sub-property manager of our properties.
(2)	The Company pays our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. On April 21, 2016, the purchase price per share became equivalent to our estimated value per share of $10.09. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. As of December 31, 2016 we had sold approximately 1.1 million shares through our distribution reinvestment plan offering for Class A Shares and approximately 84,000 shares for our Class T Shares.

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

There are several limitations on our ability to redeem shares under the share redemption program including, but not limited to:

•	Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or bankruptcy, we may not redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan, less any prior redemptions.

•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the year ended December 31, 2016 we received redemption requests totaling approximately $1.3 million (approximately 138,000 shares), approximately $1.1 million of which was fulfilled during year ended December 31, 2016, with the remaining approximately $0.2 million included in accounts payable and accrued liabilities as of December 31, 2016 and fulfilled in January 2017. For the year ended December 31, 2015 we received redemption requests totaling approximately $27,000, (approximately 2,850 shares), approximately $17,000 of which was fulfilled in July 2015, with the remaining approximately $10,000 fulfilled in January 2016.

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

Note 9. Declaration of Distributions

On December 20, 2016, our board of directors declared a distribution rate for the first quarter of 2017 of $0.00164383561 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2017 and continuing on each day thereafter through and including March 31, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2016 and 2015:

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016(1)
Total revenues	$6,234,589	$9,799,189	$14,457,550	$14,939,818
Total operating expenses	$10,048,926	$18,708,719	$15,753,103	$15,830,901
Operating loss	$(3,814,337)	$(8,909,530)	$(1,295,553)	$(891,083)
Net loss	$(4,508,654)	$(10,729,510)	$(6,341,069)	$(4,524,376)
Net loss attributable to common stockholders	$(4,505,204)	$(10,724,129)	$(6,338,356)	$(4,522,696)
Net loss per Class A Share-basic and diluted	$(0.17)	$(0.27)	$(0.14)	$(0.09)
Net loss per Class T Share-basic and diluted	$(0.17)	$(0.27)	$(0.14)	$(0.09)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015(2)
Total revenues	$3,006,780	$4,488,212	$5,053,724	$5,356,983
Total operating expenses	$5,925,633	$5,613,146	$5,989,195	$5,454,605
Operating loss	$(2,918,853)	$(1,124,934)	$(935,471)	$(97,622)
Net loss	$(3,580,205)	$(1,990,815)	$(1,854,575)	$(1,511,945)
Net loss attributable to common stockholders	$(4,979,729)	$(4,037,637)	$(3,739,454)	$(2,534,121)
Net loss per Class A Share-basic and diluted	$(2.26)	$(1.36)	$(0.82)	$(0.18)
Net loss per Class T Share-basic and diluted	$—	$—	$—	$(0.18)

(1)	Includes a net decrease of approximately $0.3 million of depreciation and amortization expense related to the finalization of purchase price allocations.
(2)	Includes a net decrease of approximately $500,000 of depreciation and amortization expense related to the finalization of purchase price allocations.

During 2015 we completed the purchase price allocations for our five properties acquired in 2014 and recognized the adjustments during the fourth quarter measurement period in 2015. These adjustments had the aggregate impact of increasing our allocation to land by approximately $1.2 million and site improvements by approximately $140,000, with reductions to buildings and intangible assets of approximately $380,000 and $960,000 respectively. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter of 2015 to our consolidated statement of operations, which had the net impact of an increase to depreciation expense of approximately $2,000 and a decrease to intangible amortization expense of approximately $180,000. During 2015, we also completed the purchase price allocations for the properties acquired during the first and second quarters of 2015 and recognized adjustments during the fourth quarter measurement period, which had the aggregate impact of increasing our allocation to land by approximately $1.2 million, building by approximately $4.2 million, and site improvements by approximately $0.7 million, with reductions to intangible assets of approximately $6.1 million. The impact of such reclassifications was that we recognized measurement period adjustments during the fourth quarter of 2015 to our consolidated statement of operations, which had the net impact of an increase to depreciation expense of approximately $130,000 and a decrease to intangible amortization expense of approximately $450,000.

As discussed in Note 3, during 2016 we completed the purchase price allocations for our Foley, AL and Tampa, FL properties acquired in 2015 and 33 properties acquired in 2016 and recognized the measurement period adjustments in our consolidated statement of operations during the fourth quarter of 2016. If such measurement period adjustments were retroactively recorded they would have had the net impact of increasing depreciation expense by approximately $400, and $3,000 for the third and fourth quarters of 2015, respectively, and decreasing depreciation expense by approximately $9,000, $9,000, and $10,000 for the first, second, and third quarters of 2016, respectively. Intangible amortization expense would have had the net impact of increasing by approximately $2,000 and $8,000 for the third and fourth quarters of 2015, respectively, and decreasing amortization expense by approximately $40,000, $120,000, and $130,000 for the first, second, and third quarters of 2016, respectively. However, with the adoption of amended accounting guidance, the cumulative measurement period adjustments were recorded in the fourth quarter of 2016.

Note 11. Subsequent Events

Dividend Declaration

On March 21, 2017, our board of directors declared a distribution rate for the second quarter of 2017 of $0.00164383561 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2017 and continuing on each day thereafter through and including June 30, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Acquisitions

Acquisition of Aurora II Property

On January 11, 2017, we closed on a self storage facility located in Aurora, Colorado (the “Aurora II Property”). We acquired the Aurora II Property from an unaffiliated third party for a purchase price of approximately $10.1 million, plus closing costs and acquisition fees. Our Advisor earned approximately $0.2 million in acquisition fees in connection with this acquisition. We financed the acquisition of the Aurora II Property with net proceeds from our Offering.

Toronto Five Property Portfolio Merger

On February 1, 2017 we entered into a definitive Agreement and Plan of Merger (the “Toronto Merger Agreement”) pursuant to which SST II Toronto Acquisition, LLC (“Toronto Merger Sub”), a wholly owned and newly formed subsidiary of our Operating Partnership, merged (the “Toronto Merger”) with and into Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), with SS Toronto surviving the Toronto Merger and becoming a wholly owned subsidiary of our Operating Partnership. In connection with the Toronto Merger, we acquired five self storage properties located in the Greater Toronto Areas of North York, Mississauga, Brampton, Pickering and Scarborough. Each property is operated under the “SmartStop” brand.

At the effective time of the Toronto Merger (the “Toronto Merger Effective Time”), each share of common stock, $0.001 par value per share, of SS Toronto issued and outstanding immediately prior to the Toronto Merger Effective Time was automatically converted into the right to receive $11.0651 USD in cash and 0.7311 Class A Units of our Operating Partnership (the “Toronto Merger Consideration”). We paid an aggregate of approximately $7.3 million USD in cash consideration and issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership (the “Equity Consideration”) to the common stockholders of SS Toronto, consisting of Strategic 1031, LLC, a subsidiary of SmartStop Asset Management, LLC, our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor.

In connection with the Toronto Merger, we entered into guarantees, dated as of February 1, 2017 (the “Guarantees”), under which we agreed to guarantee certain obligations of SS Toronto in an aggregate amount up to $52.5 million CAD (the “SS Toronto Loans”), with approximately $50.1 million CAD outstanding as of February 1, 2017. The SS Toronto Loans consist of (i) a term loan in the amount of $34.8 million CAD pursuant to a promissory note executed by SS Toronto in favor of Bank of Montreal on June 3, 2016, and (ii) mortgage financings in the aggregate amount of up to $17.7 million CAD pursuant to two promissory notes executed by subsidiaries of SS Toronto in favor of DUCA Financial Services Credit Union Ltd. on June 3, 2016. In addition, on February 1, 2017, we paid approximately $33.1 million USD to an affiliate of Extra Space Storage, Inc. as repayment of outstanding debt and accrued interest owed by SS Toronto.

Debt Refinancing

Amended KeyBank Credit Facility

In connection with the Toronto Merger, we borrowed approximately $30 million on the Amended KeyBank Credit Facility. On March 8, 2017 we removed five of the properties held as collateral (Plantation, Wellington, Naples, Port St. Lucie II, and Doral) under the Amended KeyBank Property Loan and added them to the Amended KeyBank Credit Facility. In conjunction with adding these five properties to the Amended KeyBank Credit Facility, we borrowed $56 million which was used to pay down approximately $46 million of principal on the Amended KeyBank Property Loan and the remaining outstanding principal balance on the Amended Subordinate Loan of $10 million. As of March 31, 2017, we had approximately $98.3 million in borrowings outstanding under the Amended KeyBank Credit Facility.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Foreign Currency Hedging Activity

During the first quarter of 2016, we entered into a foreign currency forward contract (the “First FX Hedge”) in order to hedge foreign currency exposure related to our investment in subsidiaries that hold properties we acquired in Canada. The forward contract had a notional amount of $42.5 million CAD, a duration of 12 months, and a forward rate of approximately 1.3392.

We entered into a second foreign currency hedge (the “Second FX Hedge”) on February 1, 2017 to hedge our net investment related to the Toronto Merger. The Second FX Hedge had a notional amount of $58.5 million CAD, a duration of 37 days, and a forward rate of approximately 1.3058.

On March 8, 2017 we settled the First FX Hedge and Second FX Hedge which resulted in us receiving a net settlement of approximately $1.4 million. In conjunction with the settlement, we entered into a third forward contract (the “Third FX Hedge”) to continue hedging our foreign currency exposure related to our Canadian properties. The Third FX Hedge has a notional amount of $101 million CAD, a duration of approximately six months, and a forward rate of approximately 1.3439.

Storage Auction Program

In March of 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Our sub-property manager in the future may utilize the Auction Company at our properties, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

Closedown of Offering

On January 9, 2017, our Primary Offering terminated. In preparation for the termination of our Primary Offering, on November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $100.9 million in shares under our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

Offering Status

As of March 23, 2017, in connection with our Primary Offering which terminated on January 9, 2017, and our DRP Offering, we had issued approximately 48 million Class A shares of our common stock and approximately 7 million Class T Shares of our common stock for gross proceeds of approximately $495 million and approximately $73 million, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

			Initial Cost to Company					Gross Carrying Amount at December 31, 2016
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$1,181,939	$531,000	$1,891,000	$2,422,000	$103,091		$531,000	$1,994,091	$2,525,091	$154,976	2004	11/3/2014
Cary	NC	2,535,910	1,064,000	3,301,000	4,365,000	72,004		1,064,000	3,373,004	4,437,004	266,247	1998/2005/ 2006	11/3/2014
Raleigh	NC	2,175,218	1,186,000	2,540,000	3,726,000	130,098		1,186,000	2,670,098	3,856,098	243,341	1999	11/3/2014
Myrtle Beach I	SC	3,296,127	1,482,000	4,476,000	5,958,000	155,728		1,482,000	4,631,728	6,113,728	379,548	1998/2005- 2007	11/3/2014
Myrtle Beach II	SC	3,074,197	1,690,000	3,654,000	5,344,000	131,140		1,690,000	3,785,140	5,475,140	316,662	1999/2006	11/3/2014
Whittier	CA	4,602,761	2,730,000	2,916,875	5,646,875	171,393		2,730,000	3,088,268	5,818,268	242,584	1989	2/19/2015
La Verne	CA	3,167,492	1,950,000	2,036,875	3,986,875	180,871		1,950,000	2,217,746	4,167,746	182,661	1986	1/23/2015
Santa Ana	CA	5,196,666	4,890,000	4,006,875	8,896,875	173,634		4,890,000	4,180,509	9,070,509	339,950	1978	2/5/2015
Upland	CA	3,612,920	2,950,000	3,016,875	5,966,875	214,148		2,950,000	3,231,023	6,181,023	263,782	1979	1/29/2015
La Habra	CA	3,662,412	2,060,000	2,356,875	4,416,875	122,720		2,060,000	2,479,595	4,539,595	182,043	1981	2/5/2015
Monterey Park	CA	2,573,587	2,020,000	2,216,875	4,236,875	187,914		2,020,000	2,404,789	4,424,789	163,042	1987	2/5/2015
Huntington Beach	CA	6,978,379	5,460,000	4,856,875	10,316,875	123,998		5,460,000	4,980,873	10,440,873	385,150	1986	2/5/2015
Chico	CA	1,163,063	400,000	1,336,875	1,736,875	171,497		400,000	1,508,372	1,908,372	108,547	1984	1/23/2015
Lancaster	CA	1,682,730	200,000	1,516,875	1,716,875	221,423		200,000	1,738,298	1,938,298	145,071	1980	1/29/2015
Riverside	CA	2,326,127	370,000	2,326,875	2,696,875	284,031		370,000	2,610,906	2,980,906	184,777	1985	1/23/2015
Fairfield	CA	2,746,809	730,000	2,946,875	3,676,875	76,326		730,000	3,023,201	3,753,201	233,869	1984	1/23/2015
Lompoc	CA	2,821,047	1,000,000	2,746,875	3,746,875	95,400		1,000,000	2,842,275	3,842,275	214,257	1982	2/5/2015
Santa Rosa	CA	7,324,823	3,150,000	6,716,875	9,866,875	97,165		3,150,000	6,814,040	9,964,040	530,905	1979-1981	1/29/2015
Vallejo	CA	627,392	990,000	3,946,875	4,936,875	122,690		990,000	4,069,565	5,059,565	314,761	1981	1/29/2015
Federal Heights	CO	2,375,619	1,100,000	3,346,875	4,446,875	118,897		1,100,000	3,465,772	4,565,772	300,984	1983	1/29/2015
Aurora	CO	4,800,729	810,000	5,906,875	6,716,875	135,408		810,000	6,042,283	6,852,283	454,630	1984	2/5/2015
Littleton	CO	2,177,650	1,680,000	2,456,875	4,136,875	96,736		1,680,000	2,553,611	4,233,611	202,816	1985	1/23/2015
Bloomingdale	IL	2,375,619	810,000	3,856,874	4,666,874	253,318		810,000	4,110,192	4,920,192	290,712	1987	2/19/2015
Crestwood	IL	1,633,238	250,000	2,096,875	2,346,875	218,355		250,000	2,315,230	2,565,230	173,260	1987	1/23/2015
Forestville	MD	3,464,444	1,940,000	4,346,875	6,286,875	623,564		1,940,000	4,970,439	6,910,439	408,657	1988	1/23/2015
Warren I	MI	1,954,936	230,000	2,966,875	3,196,875	280,939		230,000	3,247,814	3,477,814	205,359	1996	5/8/2015
Sterling Heights	MI	2,301,381	250,000	3,286,875	3,536,875	536,813		250,000	3,823,688	4,073,688	212,378	1977	5/21/2015
Troy	MI	3,414,952	240,000	4,176,875	4,416,875	141,789		240,000	4,318,664	4,558,664	315,168	1988	5/8/2015
Warren II	MI	2,251,889	240,000	3,066,875	3,306,875	589,359		240,000	3,656,234	3,896,234	229,933	1987	5/8/2015
Beverly	NJ	1,385,778	400,000	1,696,875	2,096,875	158,583		400,000	1,855,458	2,255,458	105,504	1988	5/28/2015
Everett	WA	2,722,063	2,010,000	2,956,875	4,966,875	491,454		2,010,000	3,448,329	5,458,329	222,592	1986	2/5/2015
Foley	AL	4,132,587	1,839,000	5,717,000	7,556,000	542,360		1,839,000	6,259,360	8,098,360	308,512	1985/1996/ 2006	9/11/2015
Tampa	FL	1,633,238	718,244	2,257,471	2,975,715	445,762		718,244	2,703,233	3,421,477	110,660	1985	11/3/2015
Boynton Beach	FL	8,166,188	1,983,491	15,232,817	17,216,308	262,858		1,983,491	15,495,675	17,479,166	455,897	2004	1/7/2016
Lancaster II	CA	2,350,873	670,392	3,711,424	4,381,816	171,805		670,392	3,883,229	4,553,621	136,852	1991	1/11/2016
Milton(1)	ONT	4,956,483	1,501,716	8,196,411	9,698,127	22,689	(2)	1,501,716	8,219,100	9,720,816	217,998	2006	2/11/2016
Burlington I(1)	ONT	7,113,697	3,403,987	10,624,437	14,028,424	40,324	(2)	3,403,987	10,664,761	14,068,748	294,078	2011	2/11/2016
Oakville I(1)	ONT	7,486,937	2,744,484	13,511,955	16,256,439	28,978	(2)	2,744,484	13,540,933	16,285,417	388,098	2016	2/11/2016
Oakville II(1)	ONT	7,310,803	2,998,831	9,394,919	12,393,750	9,531	(2)	2,998,831	9,404,450	12,403,281	252,777	2004	2/29/2016
Burlington II(1)	ONT	4,921,575	2,959,356	5,152,513	8,111,869	3,418	(2)	2,959,356	5,155,931	8,115,287	138,015	2008	2/29/2016
Xenia	OH	384,338	275,493	2,664,693	2,940,186	—		275,493	2,664,693	2,940,186	75,012	2003	4/20/2016
Sidney	OH	226,292	255,246	1,806,349	2,061,595	—		255,246	1,806,349	2,061,595	73,095	2003	4/20/2016
Troy	OH	384,338	150,666	2,596,010	2,746,676	2,476		150,666	2,598,486	2,749,152	82,758	2003	4/20/2016
Greenville	OH	231,081	82,598	1,909,466	1,992,064	—		82,598	1,909,466	1,992,064	51,913	2003	4/20/2016
Washington Court House	OH	274,185	255,456	1,882,203	2,137,659	—		255,456	1,882,203	2,137,659	53,762	2003	4/20/2016
Richmond	IN	419,060	223,159	2,944,379	3,167,538	1,894		223,159	2,946,273	3,169,432	85,846	2003	4/20/2016
Connersville	IN	227,490	155,533	1,652,290	1,807,823	—		155,533	1,652,290	1,807,823	48,650	2003	4/20/2016
Port St. Lucie I	FL	1,017,716	2,589,781	6,339,578	8,929,359	24,854		2,589,781	6,364,432	8,954,213	148,853	1999	4/29/2016
Sacramento	CA	975,810	1,205,209	6,616,767	7,821,976	33,041		1,205,209	6,649,808	7,855,017	135,533	2006	5/9/2016
Oakland	CA	5,315,948	5,711,189	6,902,446	12,613,635	13,340		5,711,189	6,915,786	12,626,975	139,545	1979	5/18/2016
Concord	CA	14,684,052	19,090,003	17,202,868	36,292,871	25,260		19,090,003	17,228,128	36,318,131	360,874	1988/1998	5/18/2016
Pompano Beach	FL	7,800,455	3,947,715	16,656,002	20,603,717	8,528		3,947,715	16,664,530	20,612,245	288,008	1979	6/1/2016
Lake Worth	FL	8,572,515	12,108,208	10,804,173	22,912,381	25,657		12,108,208	10,829,830	22,938,038	260,333	1998/2003	6/1/2016
Jupiter	FL	9,530,933	16,029,881	10,556,833	26,586,714	25,249		16,029,881	10,582,082	26,611,963	211,275	1992/2012	6/1/2016
Royal Palm Beach	FL	9,477,688	11,425,394	13,275,322	24,700,716	15,210		11,425,394	13,290,532	24,715,926	302,580	2001/2003	6/1/2016
Port St. Lucie II	FL	5,697,262	5,130,621	8,410,474	13,541,095	17,330		5,130,621	8,427,804	13,558,425	175,945	2002	6/1/2016
Wellington	FL	8,253,043	10,233,511	11,662,801	21,896,312	12,412		10,233,511	11,675,213	21,908,724	219,317	2005	6/1/2016
Doral	FL	9,371,197	11,335,658	11,485,045	22,820,703	22,118		11,335,658	11,507,163	22,842,821	217,478	1998	6/1/2016
Plantation	FL	11,660,751	12,989,079	19,224,919	32,213,998	22,386		12,989,079	19,247,305	32,236,384	360,491	2002/2012	6/1/2016
Naples	FL	10,702,333	11,789,085	12,771,305	24,560,390	24,429		11,789,085	12,795,734	24,584,819	233,780	2002	6/1/2016
Delray	FL	11,687,373	17,096,692	12,983,627	30,080,319	32,492		17,096,692	13,016,119	30,112,811	246,692	2003	6/1/2016
Baltimore	MD	2,753,821	3,897,872	22,427,843	26,325,715	75,574		3,897,872	22,503,417	26,401,289	436,236	1990/2014	6/1/2016
Sonoma	CA	826,146	3,468,153	3,679,939	7,148,092	8,154		3,468,153	3,688,093	7,156,246	69,813	1984	6/14/2016
Las Vegas I	NV	1,372,121	2,391,220	11,117,892	13,509,112	5,333		2,391,220	11,123,225	13,514,445	143,680	2002	7/28/2016
Las Vegas II	NV	1,472,695	3,840,088	9,916,937	13,757,025	50,971		3,840,088	9,967,908	13,807,996	81,732	2000	9/23/2016
Las Vegas III	NV	1,107,515	2,565,579	6,338,944	8,904,523	—		2,565,579	6,338,944	8,904,523	62,838	1989	9/27/2016
Asheville I	NC	7,143,593	3,619,676	11,173,603	14,793,279	—		3,619,676	11,173,603	14,793,279	2,101	1988/2005/ 2015	12/30/2016
Asheville II	NC	3,250,087	1,764,969	3,107,311	4,872,280	—		1,764,969	3,107,311	4,872,280	614	1984	12/30/2016
Hendersonville I	NC	2,243,715	1,081,547	3,441,204	4,522,751	—		1,081,547	3,441,204	4,522,751	647	1982	12/30/2016
Asheville III	NC	4,677,156	5,096,833	4,620,013	9,716,846	—		5,096,833	4,620,013	9,716,846	947	1991/2002	12/30/2016
Arden	NC	6,557,917	1,790,118	10,265,741	12,055,859	—		1,790,118	10,265,741	12,055,859	1,737	1973	12/30/2016
Asheville IV	NC	4,413,190	4,558,139	4,455,118	9,013,257	—		4,558,139	4,455,118	9,013,257	931	1985/1986/ 2005	12/30/2016
Asheville V	NC	5,073,106	2,414,680	7,826,417	10,241,097	—		2,414,680	7,826,417	10,241,097	1,484	1978/2009/ 2014	12/30/2016

S-1

			Initial Cost to Company				Gross Carrying Amount at December 31, 2016
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Asheville VI	NC	3,489,307	1,306,240	5,121,332	6,427,572	—	1,306,240	5,121,332	6,427,572	889	2004	12/30/2016
Asheville VIII	NC	4,536,924	1,764,965	6,162,855	7,927,820	—	1,764,965	6,162,855	7,927,820	1,183	1968/2002	12/30/2016
Hendersonville II	NC	4,272,956	2,597,584	5,037,350	7,634,934	—	2,597,584	5,037,350	7,634,934	1,129	1989/2003	12/30/2016
Asheville VII	NC	1,592,048	782,457	2,139,791	2,922,248	—	782,457	2,139,791	2,922,248	434	1999	12/30/2016
Sweeten Creek Land	NC	—	348,480	—	348,480	—	348,480	—	348,480	—	N/A	12/30/2016
Highland Center Land	NC	—	50,000	—	50,000	—	50,000	—	50,000	—	N/A	12/30/2016

		$311,356,435	$249,051,278	$469,949,536	$719,000,814	$8,454,919	$249,051,278	$478,404,455	$727,455,733	$14,855,188

(1)	This property is located in Ontario, Canada.
(2)	The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

Activity in real estate facilities during 2016 was as follows:

2016
Real estate facilities
Balance at beginning of year	$156,244,550
Facility acquisitions	563,278,685
Impact of foreign exchange rate changes	1,406,663
Finalized purchase price allocations related to 2015 acquisitions	(45,785)
Improvements and additions	6,571,620

Balance at end of year	$727,455,733

Accumulated depreciation
Balance at beginning of year	$(3,755,709)
Depreciation expense and impact of foreign exchange rate changes	(11,099,479)

Balance at end of year	$(14,855,188)

Construction in process
Balance at beginning of year	$385,408
Additions	1,354,731

Balance at end of year	$1,740,139

Real estate facilities, net	$714,340,684

S-2

EXHIBIT INDEX

Exhibit No.	Description

1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on December 11, 2013, Commission File No. 333-190983

1.2	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Articles of Amendment of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3	Articles Supplementary of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-190983

10.1	Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.2	Advisory Agreement by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P. and Strategic Storage Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.3	Strategic Storage Trust II, Inc. Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, filed on March 10, 2016, Commission File No. 333-190983

10.4	Employee and Director Long-Term Incentive Plan of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.5	26 Property Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.6	Partial Assignment of one of the properties of the 26 Property Portfolio, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.7	Raleigh/Myrtle Beach Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.8	Partial Assignment of one of the properties of the Raleigh/Myrtle Beach Portfolio, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.9	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 19, 2014, Commission File No. 333-190983

10.10	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P. , incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

Exhibit No.	Description

10.11	Raleigh/Myrtle Beach Promissory Note, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.12	Raleigh/Myrtle Beach Loan Assumption, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.13	Raleigh/Myrtle Beach Guaranty, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.14	Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

10.15	Amended and Restated Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 28, 2015, Commission File No. 333-190983

10.16	Amended and Restated KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on December 28, 2015, Commission File No. 333-190983

10.17	Purchase and Sale Agreement, dated as of March 25, 2016, by and between Nob Hill Storage Limited Partnership and SST II Acquisitions, LLC for the purchase of 10325 W. Broward Boulevard, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 31, 2016, Commission File No. 333-190983

10.18	Purchase and Sale Agreement, dated as of March 25, 2016, by and Between George’s Stor-Mor Realty, LLC, GSM Two, LLC, 15 Chaparral, LLC, 2561 Sweeten Creek, LLC, 2635 WL, LLC, Swannanoa Storage, LLC, and 3175 Storage, LLC, and SST II Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 31, 2016, Commission File No. 333-190983

10.18	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on March 31, 2016, Commission File No. 333-190983

10.19	Property Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.20	Property Loan Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.21	Subordinate Loan Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.22	Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

10.23	KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.24	Promissory Note A-1, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.25	Promissory Note A-2, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.26	First Amendment to the Property Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.27	Assumption Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.28	Joinder By and Agreement of New Indemnitor, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.29	First Amendment to the Subordinate Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.30	Agreement and Plan of Merger, dated February 1, 2017, by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P., Strategic Storage Toronto Properties REIT, Inc. and SST II Toronto Acquisition, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 7, 2017, Commission File No. 000-55617

Exhibit No.	Description

21.1	Subsidiaries of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the Year Ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Filed herewith.