Form 10-Q
period 2017-03-31
Strategic Storage Trust II, Inc.
filed 2017-05-12
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, there were 48,583,207 outstanding shares of Class A common stock and 7,214,704 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate facilities:
Land	$270,258,082	$249,051,278
Buildings	506,122,092	439,426,157
Site improvements	42,321,305	38,978,298

	818,701,479	727,455,733
Accumulated depreciation	(19,601,857)	(14,855,188)

	799,099,622	712,600,545
Construction in process	334,757	1,740,139

Real estate facilities, net	799,434,379	714,340,684
Cash and cash equivalents	11,581,497	14,993,869
Restricted cash	3,710,903	3,040,936
Other assets	5,438,305	5,533,182
Debt issuance costs, net of accumulated amortization	1,768,155	1,550,410
Intangible assets, net of accumulated amortization	13,726,302	13,094,530

Total assets	$835,659,541	$752,553,611

LIABILITIES AND EQUITY
Debt, net	$389,977,293	$320,820,740
Accounts payable and accrued liabilities	8,047,606	4,601,422
Due to affiliates	3,180,465	3,178,235
Distributions payable	2,800,701	2,608,609

Total liabilities	404,006,065	331,209,006

Commitments and contingencies (Note 8)
Redeemable common stock	14,194,453	10,711,682

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 48,506,002 and 47,174,543 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	48,506	47,174
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,198,180 and 6,585,799 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	7,198	6,586
Additional paid-in capital	496,174,563	480,692,731
Distributions	(35,689,365)	(27,665,337)
Accumulated deficit	(48,968,825)	(43,777,711)
Accumulated other comprehensive income	1,140,152	1,377,950

Total Strategic Storage Trust II, Inc. equity	412,712,229	410,681,393

Noncontrolling interests in our Operating Partnership	4,746,794	(48,470)

Total equity	417,459,023	410,632,923

Total liabilities and equity	$835,659,541	$752,553,611

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Self storage rental revenue	$17,612,186	$6,196,842
Ancillary operating revenue	95,360	37,747

Total revenues	17,707,546	6,234,589

Operating expenses:
Property operating expenses	5,937,345	2,496,864
Property operating expenses – affiliates	2,358,997	701,309
General and administrative	995,913	694,768
Depreciation	4,774,432	1,457,284
Intangible amortization expense	3,714,656	1,854,765
Acquisition expenses—affiliates	212,577	1,623,205
Other property acquisition expenses	265,763	1,220,731

Total operating expenses	18,259,683	10,048,926

Operating loss	(552,137)	(3,814,337)
Other income (expense):
Interest expense	(3,564,304)	(482,207)
Interest expense—accretion of fair market value of secured debt	8,634	35,726
Interest expense—debt issuance costs	(1,029,326)	(218,108)
Other	(84,347)	(29,728)

Net loss	(5,221,480)	(4,508,654)
Net loss attributable to the noncontrolling interests in our Operating Partnership	30,366	3,450

Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(5,191,114)	$(4,505,204)

Net loss per Class A share – basic and diluted	$(0.09)	$(0.17)
Net loss per Class T share – basic and diluted	$(0.09)	$(0.17)

Weighted average Class A shares outstanding – basic and diluted	48,261,978	25,081,631
Weighted average Class T shares outstanding – basic and diluted	7,139,168	1,037,718

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,221,480)	$(4,508,654)
Other comprehensive income (loss):
Foreign currency translation adjustment	(620,291)	1,696,285
Foreign currency forward contract gain (loss)	411,763	(986,350)
Interest rate swap contracts loss	(29,270)	—

Other comprehensive income (loss)	(237,798)	709,935

Comprehensive loss	(5,459,278)	(3,798,719)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	31,749	2,907

Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(5,427,529)	$(3,795,812)

See notes to consolidated financial statements

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	47,174,543	$47,174	6,585,799	$6,586	$480,692,731	$(27,665,337)	$(43,777,711)	$1,377,950	$410,681,393	$(48,470)	$410,632,923	$10,711,682
Gross proceeds from issuance of common stock	1,022,426	1,022	564,589	564	17,185,784	—	—	—	17,187,370	—	17,187,370	—
Offering costs	—	—	—	—	(1,711,169)	—	—	—	(1,711,169)	—	(1,711,169)	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	4,875,454	4,875,454	—
Changes to redeemable common stock	—	—	—	—	(3,866,834)	—	—	—	(3,866,834)	—	(3,866,834)	3,866,834
Redemptions of common stock	(25,337)	(25)	(1,056)	(1)	—	—	—	—	(26)	—	(26)	(384,063)
Distributions ($0.15 per share)	—	—	—	—	—	(8,024,028)	—	—	(8,024,028)	—	(8,024,028)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(49,824)	(49,824)	—
Issuance of shares for distribution reinvestment plan	334,370	335	48,848	49	3,866,834	—	—	—	3,867,218	—	3,867,218	—
Stock compensation expense	—	—	—	—	7,217	—	—	—	7,217	—	7,217	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(5,191,114)	—	(5,191,114)	—	(5,191,114)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(30,366)	(30,366)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(620,291)	(620,291)	—	(620,291)	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	411,763	411,763	—	411,763	—
Interest rate swap contract loss	—	—	—	—	—	—	—	(29,270)	(29,270)	—	(29,270)	—

Balance as of March 31, 2017	48,506,002	$48,506	7,198,180	$7,198	$496,174,563	$(35,689,365)	$(48,968,825)	$1,140,152	$412,712,229	$4,746,794	$417,459,023	$14,194,453

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,221,480)	$(4,508,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,489,088	3,312,049
Accretion of fair market value adjustment of secured debt	(8,634)	(35,726)
Amortization of debt issuance costs	453,325	218,108
Expense related to issuance of restricted stock	7,217	7,077
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(1,703,041)	(1,300,408)
Restricted cash	(347,455)	(47,241)
Accounts payable and accrued liabilities	723,834	321,280
Due to affiliates	29,225	178,813

Net cash provided by (used in) operating activities	2,422,079	(1,854,702)

Cash flows from investing activities:
Purchase of real estate	(49,432,644)	(69,280,821)
Additions to real estate facilities	(759,052)	(1,051,833)
Deposits on acquisition of real estate facilities	—	(3,800,000)
Settlement of foreign currency hedges	1,443,735	—
Restricted cash	(328,989)	(19,670)

Net cash used in investing activities	(49,076,950)	(74,152,324)

Cash flows from financing activities:
Gross proceeds from issuance of debt	98,135,101	24,598,907
Pay down of debt	(66,684,586)	(15,000,400)
Scheduled principal payments on debt	(311,327)	(43,639)
Debt issuance costs	(504,394)	(869,131)
Gross proceeds from issuance of common stock	18,755,216	115,408,434
Offering costs	(1,761,601)	(10,810,880)
Redemption of common stock	(245,509)	(9,820)
Distributions paid to common stockholders	(3,989,726)	(1,667,776)
Distributions paid to noncontrolling interests in our Operating Partnership	(25,199)	(2,986)

Net cash provided by financing activities	43,367,975	111,602,709

Impact of foreign exchange rate changes on cash	(125,476)	(126,888)

Change in cash and cash equivalents	(3,412,372)	35,468,795
Cash and cash equivalents, beginning of period	14,993,869	28,104,470

Cash and cash equivalents, end of period	$11,581,497	$63,573,265

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$3,398,926	$456,241
Interest capitalized	$—	$8,335
Supplemental disclosure of noncash activities:
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$—	$226,396
Deposits applied to purchase of real estate facilities	$250,000	$2,019,933
Proceeds from issuance of common stock in other assets	$—	$2,498,604
Debt and construction liabilities assumed during purchase of real estate facilities	$39,967,786	$12,279,762
Redemption of common stock included in accounts payable and accrued liabilities	$384,063	$527,368
Transfer of construction in process to real estate facilities	$1,693,458	$—
Offering costs included in due to affiliates	$299,299	$283,485
Offering costs included in accounts payable and accrued liabilities	$15,000	$65,845
Foreign currency contract and interest rate swap contract gain (loss) included in accounts payable and accrued liabilities	$1,013,433	$986,350
Issuance of shares pursuant to distribution reinvestment plan	$3,866,834	$1,651,475
Distributions payable	$2,800,701	$1,536,052
Issuance of units in our Operating Partnership for purchase of real estate facilities	$4,875,454	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

On October 1, 2015, SmartStop and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Extra Space Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Extra Space Merger, SmartStop Asset Management, LLC, the owner of our Property Manager and majority owner and sole voting member of our Advisor, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our sponsor (our “Sponsor”). The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering to offer two classes of shares of common stock: Class A Shares and Class T Shares. On January 9, 2017, our Primary Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2017, we had sold approximately 0.3 million Class A Shares and approximately 50,000 Class T Shares for approximately $3.4 million and $0.5 million, respectively, in our DRP Offering.

On April 13, 2017, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of our common stock of $10.22 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2016. See our Current Report on Form 8-K filed with the SEC on April 18, 2017 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

As a result of the calculation of our estimated value per share, effective in May 2017, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.22 for both Class A Shares and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 7) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of SS Toronto, consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of March 31, 2017, we owned approximately 99.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.9% of the common units are owned by our Advisor, Strategic 1031, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Extra Space Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Extra Space Merger and we could no longer utilize this brand in the United States. The properties we owned were re-branded under the Extra Space name subsequent to the Extra Space Merger. However, any properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and continue to be branded using the SmartStop® Self Storage brand.

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering. Our Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Extra Space Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

As we accepted subscriptions for shares of our common stock, we transferred all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in our Operating Partnership’s limited partnership agreement (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

March 31, 2017

(Unaudited)

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary.

As of March 31, 2017 and December 31, 2016, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

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

We may maintain cash and cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.4 million and approximately $3.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the first quarter of 2017 and 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended March 31, 2017 and 2016, we expensed approximately $0.5 million and $2.8 million, respectively, of acquisition-related transaction costs.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our consolidated financial statements. We will recognize any measurement period adjustments during the period in which we determine the amount of the adjustment to our consolidated financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2017 and 2016, no impairment losses were recognized.

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

March 31, 2017

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2017, the gross amounts allocated to in-place lease intangibles was approximately $33.6 million and accumulated amortization of in-place lease intangibles totaled approximately $19.9 million. As of December 31, 2016, the gross amounts allocated to in-place lease intangibles was approximately $29.2 million and accumulated amortization of in-place lease intangibles totaled approximately $16.1 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2017, 2018, 2019, 2020, and 2021 is approximately $9.8 million, $2.4 million, $98,000, $98,000, and $98,000, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2017 and December 31, 2016, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.9 million and $0.7 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2017 and December 31, 2016, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.5 million and $0.2 million, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs will be recognized as a liability when we have a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent the due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering. We recorded a liability within Due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T Shares as an offering cost.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

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

For the three months ended March 31, 2017, we received redemption requests totaling approximately $0.4 million (approximately 42,000 shares), which were included in accounts payable and accrued liabilities as of March 31, 2017, and fulfilled in April 2017.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

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

March 31, 2017

(Unaudited)

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

The table below summarizes our fixed rate notes payable at March 31, 2017 and December 31, 2016. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$162,600,000	$166,302,688	$158,700,000	$166,410,537

As of March 31, 2017, we had interest rate swaps on four of our loans (See Notes 5 and 6). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2017, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and had determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we had determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. Amounts are reclassified out of other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2017, all of our derivative instruments met the criteria for hedge accounting.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. We are in the process of evaluating the impact the adoption will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. We are in the process of evaluating the impact the adoption will have on our consolidated financial statements. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. The adoption of this guidance will likely result in a decrease in acquisition related costs being expensed, as our acquisition of real estate properties will likely be considered asset acquisitions rather than business combinations under ASU 2017-01.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2017:

Real estate facilities
Balance at December 31, 2016	$727,455,733
Facility acquisitions	90,112,135
Impact of foreign exchange rate changes	(1,030,305)
Improvements and additions	2,163,916

Balance at March 31, 2017	$818,701,479

Accumulated depreciation
Balance at December 31, 2016	$(14,855,188)
Depreciation expense and impact of foreign exchange rate changes	(4,746,669)

Balance at March 31, 2017	$(19,601,857)

The following table summarizes the purchase price allocation for our acquisitions during the three months ended March 31, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued or Assumed	2017 Revenue(1)	2017 Property Operating Income (Loss)(2)
Aurora II - CO	1/11/17	$9,780,754	$319,246	$10,100,000	$—	$173,478	$92,276
Dufferin - ONT(3)	2/01/17	22,545,843	1,538,440	24,084,283	11,111,469	314,335	190,606
Mavis - ONT(3)	2/01/17	19,150,741	1,368,637	20,519,378	9,366,048	254,027	146,937
Brewster - ONT(3)	2/01/17	13,663,740	911,564	14,575,304	6,121,600	192,174	87,226
Granite - ONT(3)	2/01/17	11,827,875	275,863	12,103,738	6,821,686	108,943	6,901
Centennial - ONT(3)(4)	2/01/17	13,143,182	—	13,143,182	4,939,433	14,970	(56,072)

Total		$90,112,135	$4,413,750	$94,525,885	$38,360,236	$1,057,927	$467,874

(1)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(2)	Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(3)	Allocation based on CAD/USD exchange rates as of date of acquisition. See Note 7 for further discussion regarding the Toronto Merger.
(4)	The Centennial property opened in November 2016 with occupancy at 0%. The property’s occupancy at acquisition was approximately 11% and increased to approximately 20% as of March 31, 2017.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations within one year of their acquisition date, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the Aurora II acquisition of approximately $0.2 million for the three months ended March 31, 2017.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the three months ended March 31, 2017, and 2016 as if our acquisitions were completed as of January 1, 2016. This pro forma information does not purport to represent what our actual results of operations would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the three months ended
	March 31, 2017	March 31, 2016
Pro forma revenue	$18,172,060	$16,875,227
Pro forma operating expenses	(18,343,755)	(19,480,485)
Pro forma net loss attributable to common stockholders	(4,753,850)	(7,324,283)

The pro forma financial information for the three months ended March 31, 2017 and 2016 were adjusted to exclude approximately $0.5 million and $2.8 million, respectively, for acquisition related expenses.

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	March 31, 2017	December 31, 2016	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$12,215,266	$12,263,391	5.73%	9/1/2023
Amended KeyBank Credit Facility(2)	98,300,000	12,300,000	3.03%	12/22/2018
Milton fixed rate(3)	4,983,574	4,956,483	5.81%	10/15/2018
Burlington I fixed rate(3)	4,891,092	4,870,817	5.98%	10/15/2018
Burlington I variable rate(3)	2,262,483	2,242,880	4.93%	10/15/2018
Oakville I variable rate(3)	7,552,374	7,486,937	4.45%	12/31/2017
Burlington II and Oakville II variable rate(3)	12,276,273	12,232,378	3.40%	2/28/2021
Oakland and Concord loan(4)	20,000,000	20,000,000	3.95%	4/10/2023
Amended KeyBank Property Loan(5)	47,068,964	92,753,550	3.03%	5/1/2017
KeyBank CMBS Loan(6)	95,000,000	95,000,000	3.89%	8/1/2026
Midland North Carolina CMBS Loan(7)	47,249,999	47,249,999	5.31%	8/1/2024
Dufferin loan(8)	10,826,886	—	3.21%	5/31/2019
Mavis loan(8)	9,126,183	—	3.21%	5/31/2019
Brewster loan(8)	5,964,840	—	3.21%	5/31/2019
Granite loan(9)	6,687,962	—	5.45%	6/15/2018
Centennial loan(9)	5,955,457	—	5.70%	6/15/2018
Premium on secured debt, net	1,962,760	2,069,847
Debt issuance costs, net	(2,346,820)	(2,605,542)

Total secured debt	389,977,293	310,820,740

Amended KeyBank Subordinate Loan(10)	—	10,000,000	6.25%	3/31/2017

Total debt	$389,977,293	$320,820,740

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II.
(2)	As of March 31, 2017, this facility encumbers 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral).
(3)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of March 31, 2017. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).
(4)	This loan was assumed during the acquisition of the Oakland and Concord properties, along with an interest rate swap with USAmeriBank that fixes the interest rate at 3.95%.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

(5)	As of March 31, 2017, this loan encumbers five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray).
(6)	This loan encumbers 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II). The separate assets and credit of these encumbered properties are not available to pay our other debts.
(7)	This loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments will be due monthly.
(8)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of March 31, 2017. These loans were assumed during the Toronto Merger, along with an interest rate swap with the Bank of Montreal that fixes the interest rate at 3.21%.
(9)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of March 31, 2017. The Granite and Centennial loans were assumed during the Toronto Merger with variable interest rates of 5.45% and 5.70%, respectively, as of March 31, 2017.
(10)	The Amended KeyBank Subordinate Loan was repaid in full on March 8, 2017.

As of March 31, 2017, we provided recourse guarantees totaling approximately $52.9 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

Amended KeyBank Credit Facility

On December 22, 2015, we, through our Operating Partnership, and certain affiliated entities (the “Borrower”), entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and Texas Capital Bank, N.A., and Comerica Bank as co-lenders. The Amended KeyBank Credit Facility replaced our term credit facility with KeyBank in which we had a maximum borrowing capacity of approximately $71.3 million.

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

On March 8, 2017, we removed five of the properties held as collateral (Plantation, Wellington, Naples, Port St. Lucie II, and Doral) under the Amended KeyBank Property Loan (as defined below) and added them to the Amended KeyBank Credit Facility. In conjunction with adding these five properties to the Amended KeyBank Credit Facility, we borrowed $56 million which was used to pay down approximately $46 million of principal on the Amended KeyBank Property Loan and the remaining outstanding principal balance on the Amended KeyBank Subordinate Loan of $10 million. As of March 31, 2017, we had approximately $98.3 million in borrowings outstanding under the Amended KeyBank Credit Facility.

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

March 31, 2017

(Unaudited)

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

The Amended KeyBank Credit Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 60% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) at any time, a Tangible Net Worth not less than the Base Amount plus 80% of Net Equity Proceeds received after the Effective Date; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than 60%; and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0.

On December 30, 2016, our Operating Partnership purchased an interest rate cap with a notional amount of $100 million that caps LIBOR at 1.5% through July 3, 2017.

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

On June 1, 2016, we, through certain affiliated entities (collectively, the “Property Loan Borrower”) entered into a credit agreement (the “Property Loan Agreement”) for a secured loan in the amount of $105 million (the “KeyBank Property Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The Property Loan Borrower borrowed $105 million in connection with the purchase of the properties in the First Phase of the 27 Property Portfolio. The KeyBank Property Loan is a term loan facility with an original maturity date of December 31, 2016. On December 29, 2016, we entered into a First Amendment to the Credit Agreement (the “First Amendment to the KeyBank Property Loan”) in connection with the KeyBank Property Loan. Prior to the First Amendment to the KeyBank Property Loan, one of the properties held as collateral was removed and added to the Amended KeyBank Credit Facility and the KeyBank Property Loan was reduced to approximately $92.8 million. The First Amendment to the KeyBank Property Loan extended the maturity date of the loan (the “Amended KeyBank Property Loan”) from December 31, 2016 to March 31, 2017.

On March 8, 2017, we removed five of the properties held as collateral (Plantation, Wellington, Naples, Port St. Lucie II, and Doral) under the Amended KeyBank Property Loan and added them to the Amended KeyBank Credit Facility. On March 30, 2017 we entered into a Second Amendment to the Amended KeyBank Property Loan to extend the maturity date from March 31, 2017 to May 1, 2017. On April 11, 2017, we removed the remaining five properties that served as collateral under the Amended KeyBank Property Loan and entered into a new loan agreement with KeyBank in which we borrowed $52 million, the proceeds of which were primarily used to pay down the approximately $47.1 million outstanding balance on the Amended KeyBank Property Loan (See Note 11).

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The Amended KeyBank Subordinate Loan

On June 1, 2016, in conjunction with the acquisition of the First Phase of the 27 Property Portfolio, we entered into a credit agreement (the “Subordinate Loan Agreement”) in which we borrowed $30 million (the “KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The KeyBank Subordinate Loan is a term loan facility with an original maturity date of December 31, 2016. During the third and fourth quarters of 2016, we made payments totaling $20 million on the KeyBank Subordinate Loan, reducing the loan amount to $10 million as of December 29, 2016. On December 29, 2016, we entered into a First Amendment to the Subordinate Loan Agreement (the “First Amendment to the Subordinate Loan”), which extended the maturity date of the Subordinate Loan Agreement (subsequently, the “Amended KeyBank Subordinate Loan”) from December 31, 2016 to March 31, 2017. On March 8, 2017, we repaid the outstanding balance of $10 million on the Amended KeyBank Subordinate Loan through a draw on the Amended KeyBank Credit Facility.

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

The KeyBank CMBS Loan is secured by first mortgage liens or deeds of trusts on the 29 Mortgaged Properties, an assignment of all leases/rents, perfected first priority security interests in all personal property, escrows, reserves and a cash management account. In addition, we have provided a guaranty, dated July 28, 2016, in favor of KeyBank, in which we serve as a guarantor of all obligations due under the loan agreement.

The KeyBank CMBS Loan may be repaid in whole or in part through a partial or full defeasance (releasing one or more of the 29 Mortgaged Properties from the liens) beginning two years after the Promissory Notes are securitized, which occurred in August, 2016.

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2017:

2017	$55,841,745	(1)
2018	124,979,420
2019	25,421,574
2020	1,698,534
2021	13,062,238
2022 and thereafter	169,357,842

Total payments	390,361,353
Premium on secured debt, net	1,962,760
Debt issuance costs, net	(2,346,820)

Total	$389,977,293

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

(1)	On April 11, 2017, the Amended KeyBank Property Loan with approximately $47.1 million in principal outstanding as of March 31, 2017 was refinanced into a $52 million, ten year term loan maturing on May 1, 2027 (See Note 11).

Note 6. Derivative Instruments

Interest Rate Swaps

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we used interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of the change in the fair value of the derivative designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

Foreign Currency Forward

Our objectives in using foreign currency derivatives are to add stability to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar and to manage our exposure to exchange rate movements. To accomplish this objective, we used a foreign currency forward as part of our exchange rate risk management strategy. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the forward contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the forward contract. We have designated the foreign currency forward as a net investment hedge and changes in the fair value of the derivative are reported in accumulated other comprehensive income.

The following table summarizes the terms of our derivative financial instruments as of March 31, 2017:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$20,000,000		3.95%	May 18, 2016	April 10, 2023
Dufferin loan	14,432,000	(1)	3.21%	February 1, 2017	May 31, 2019
Mavis loan	12,165,000	(1)	3.21%	February 1, 2017	May 31, 2019
Brewster loan	7,951,000	(1)	3.21%	February 1, 2017	May 31, 2019
Foreign Currency Forward:
Denominated in CAD	$101,000,000	(1)	1.3439	March 8, 2017	September 5, 2017

(1)	Notional amounts shown are denominated in CAD.

On February 1, 2017, to hedge our net investment related to the Toronto Merger, we entered into a foreign currency forward contract with a notional amount of $58.5 million CAD, a settlement date of March 9, 2017, and a forward rate of approximately 1.3058. On March 8, 2017, we settled our two foreign currency forward contracts which resulted in us receiving a net settlement of approximately $1.4 million which was recorded in foreign currency forward contract gain in our consolidated statements of comprehensive loss.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of December 31, 2016:

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$20,000,000	3.95%	May 18, 2016	April 10, 2023
Foreign Currency Forward:
Denominated in CAD	$42,500,000	1.339	March 8, 2016	March 9, 2017

The following table presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2017	December 31, 2016
Other assets	$40,246	$128,199
Accounts payable and accrued liabilities	$971,550	$—

Note 7. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organization and Offering Costs

Organization and offering costs of the Offering could be paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of our Offering. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fees and stockholder servicing fees) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As noted above, we were required under our Advisory Agreement to reimburse our Advisor for organization and offering costs.

Our Advisory Agreement also required our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined offering expenses were not in excess of 15% of gross proceeds from the Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses incurred by our Advisor. Our Advisor also receives a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of our aggregate asset value, as defined in the Advisory Agreement.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquired our first real estate asset, our Advisor became obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. Our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

Our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminates; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager could also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, could not exceed 3% of gross offering proceeds from sales in the Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Affiliated Dealer Manager

Our Chief Executive Officer owned, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager through August 31, 2014. Effective, August 31, 2014, SmartStop indirectly owned the 15% non-voting equity interest in our Dealer Manager, pursuant to the Self Administration and Investment Management Transaction. Effective October 1, 2015, in connection with the Extra Space Merger, the 15% non-voting equity interest in our Dealer Manager is now owned by our Sponsor. An affiliate of our Dealer Manager continues to own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Each of our self storage properties are subject to separate property management agreements with our Property Manager. For properties located in the United States, our Property Manager has entered into sub-property management agreements with Extra Space, which provides on-site management of such properties. Such agreements were entered into effective the later of October 1, 2015 or their respective acquisition date. Under the property management agreements for properties located in the United States, our Property Manager receives a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of the Property Manager’s costs of managing the properties. Extra Space agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager may terminate a property management agreement on 60 days prior written notice to us.

The sub-property management agreements between our Property Manager and Extra Space are substantially the same as the property management agreements between us and our Property Manager. Under the sub-property management agreements, our Property Manager pays Extra Space a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee is due and payable to Extra Space for the months of January and July each year during the term. Extra Space has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The sub-property management agreements also have a three year term and automatically renew for successive one year periods thereafter, unless our Property Manager or Extra Space provides prior written notice at least 90 days prior to the expiration of the term. Our Property Manager may terminate the sub-property management agreement without cause at any time during the initial three year term if it pays Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, our Property Manager may terminate a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space may terminate a sub-property management agreement on 60 days prior written notice to our Property Manager.

In addition, we entered into an agreement with Extra Space and our Property Manager in which we agreed that, subject to certain limitations, our Property Manager will retain Extra Space as sub-property manager for all self storage properties we acquire in the United States that will be managed by our Property Manager.

Our self storage properties located in Canada are subject to separate property management agreements with our Property Manager. Under each agreement, our Property Manager receives a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also receives a one-time fee for each property acquired by us that is managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assists with the development or redevelopment of a property, we pay a separate market-based fee for such services. In addition, our Property Manager is entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and there is an agreement to share net tenant insurance revenues equally between us and our property manager.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2016 and the three months ended March 31, 2017, as well as any related amounts payable as of December 31, 2016 and March 31, 2017:

	Year Ended December 31, 2016			Three Months Ended March 31, 2017
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$735,891	$777,354	$6,508	$171,589	$142,595	$35,502
Asset management fees	2,970,846	2,970,846	—	1,287,570	1,287,570	—
Property management fees(1)	2,752,862	2,752,862	—	1,071,428	1,071,428	—
Acquisition expenses	10,729,535	10,729,535	—	212,577	212,577	—
Additional Paid-in Capital
Selling commissions	21,141,748	21,141,748	—	966,516	966,516	—
Dealer Manager fee	6,573,962	6,573,760	160,714	353,167	513,881	—
Stockholder servicing fee(2)	3,297,305	286,292	3,011,013	299,299	165,349	3,144,963
Offering costs	444,719	444,719	—	34,430	34,430	—

Total	$48,646,868	$45,677,116	$3,178,235	$4,396,576	$4,394,346	$3,180,465

(1)	During the three months ended March 31, 2017 and year ended December 31, 2016, property management fees included approximately $0.6 million and $2.2 million, respectively, of fees paid to the sub-property manager of our properties.
(2)	We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

Extra Space Self Storage

In connection with the Extra Space Merger of SmartStop into Extra Space, certain of our executive officers, including H. Michael Schwartz, Paula Mathews, Michael McClure and James Berg, received units of limited partnership interest in Extra Space Storage LP, the operating partnership for Extra Space, in exchange for units of limited partnership of SmartStop Self Storage Operating Partnership, L.P., the operating partnership for SmartStop, owned by such executives.

Tenant Protection Plan

During the first quarter of 2016, in connection with our acquisitions of properties located in Canada, our board of directors approved our participation in a tenant protection plan pursuant to which we receive 50% of the net revenues generated for each tenant protection plan purchased by a customer at our Canadian properties and our Property Manager receives the other 50% of such net revenues.

Storage Auction Program

In March 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Our sub-property manager in the future may utilize the Auction Company at our properties, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

Toronto Merger

On February 1, 2017, we entered into a definitive Agreement and Plan of Merger (the “Toronto Merger Agreement”) pursuant to which SST II Toronto Acquisition, LLC, a wholly owned and newly formed subsidiary of our Operating Partnership, merged (the “Toronto Merger”) with and into Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), a subsidiary of our Sponsor, with SS Toronto surviving the Toronto Merger and becoming a wholly owned subsidiary of our Operating Partnership. In connection with the Toronto Merger, we acquired five self storage properties located in the Greater Toronto Areas of North York, Mississauga, Brampton, Pickering and Scarborough (the “SS Toronto Properties”). Each property is operated under the “SmartStop” brand.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

At the effective time of the Toronto Merger, each share of common stock, $0.001 par value per share, of SS Toronto issued and outstanding was automatically converted into the right to receive $11.0651 USD in cash and 0.7311 Class A Units of our Operating Partnership. We paid an aggregate of approximately $7.3 million USD in cash consideration and issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of SS Toronto, consisting of Strategic 1031 and SS Toronto REIT Advisors, Inc., affiliates of our Sponsor. We acquired the SS Toronto Properties subject to approximately $50.1 million CAD (approximately $38.4 million USD) in outstanding debt (as described further below), $0.8 million in other net liabilities, and paid approximately $33.1 million USD to an affiliate of Extra Space as repayment of outstanding debt and accrued interest owed by SS Toronto. No acquisition fee was paid to our Advisor for the Toronto Merger.

The terms of the Toronto Merger and the execution of the Toronto Merger Agreement were recommended by a special committee (the “Special Committee”) of our board of directors consisting of the Nominating and Corporate Governance Committee, the members of which were all of our independent directors. The Special Committee, with the assistance of its independent financial advisor and independent legal counsel, approved the transaction and determined that the Toronto Merger and the other transactions contemplated by the Toronto Merger Agreement were advisable and in the best interests of us, were fair and reasonable to us and were on terms and conditions not less favorable to us than those available from unaffiliated third parties.

In connection with the Toronto Merger, we entered into guarantees, dated as of February 1, 2017 (the “Guarantees”), under which we agreed to guarantee certain obligations of SS Toronto. The SS Toronto loans consist of (i) term loans totalling approximately $34.8 million CAD pursuant to promissory notes executed by SS Toronto in favor of Bank of Montreal on June 3, 2016, and (ii) mortgage financings in the aggregate amount of up to $17.7 million CAD pursuant to two promissory notes executed by subsidiaries of SS Toronto in favor of DUCA Financial Services Credit Union Ltd. on June 3, 2016.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 13, 2017, shares sold pursuant to our distribution reinvestment plan will be sold at the new estimated value per share of $10.22 per Class A Share or Class T Share beginning in May 2017. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions or dealer manager fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of March 31, 2017, we had sold approximately 0.3 million Class A shares and approximately 50,000 Class T Shares through our DRP Offering.

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

March 31, 2017

(Unaudited)

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 3	90.0% of Redemption Amount
3 or more but less than 4	95.0% of Redemption Amount
4 or more	100.0% of Redemption Amount

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount the stockholder paid for their shares or the price per share in the current offering. If we are no longer engaged in an offering, our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

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

For the three months ended March 31, 2017, we received redemption requests totaling approximately $0.4 million (approximately 42,000 shares), which were included in accounts payable and accrued liabilities as of March 31, 2017, and fulfilled in April 2017.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 9. Declaration of Distributions

On March 21, 2017, our board of directors declared a distribution rate for the second quarter of 2017 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2017 and continuing on each day thereafter through and including June 30, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Total revenues	$6,234,589	$9,799,189	$14,457,550	$14,939,818	$17,707,546
Total operating expenses	$10,048,926	$18,708,719	$15,753,103	$15,830,901	$18,259,683
Operating loss	$(3,814,337)	$(8,909,530)	$(1,295,553)	$(891,083)	$(552,137)
Net loss	$(4,508,654)	$(10,729,510)	$(6,341,069)	$(4,524,376)	$(5,221,480)
Net loss attributable to common stockholders	$(4,505,204)	$(10,724,129)	$(6,338,356)	$(4,522,696)	$(5,191,114)
Net loss per Class A Share-basic and diluted	$(0.17)	$(0.27)	$(0.14)	$(0.09)	$(0.09)
Net loss per Class T Share-basic and diluted	$(0.17)	$(0.27)	$(0.14)	$(0.09)	$(0.09)

Note 11. Subsequent Events

KeyBank Florida CMBS Loan

On April 11, 2017, we removed the remaining five properties that served as collateral under the Amended KeyBank Property Loan and, through five special purpose entities wholly owned by our Operating Partnership, entered into a new loan agreement with KeyBank in which we borrowed $52 million (the “KeyBank Florida CMBS Loan”). Pursuant to the loan agreement, the five properties released from the Amended KeyBank Property Loan now serve as collateral under the KeyBank Florida CMBS Loan. The proceeds of the KeyBank Florida CMBS Loan were primarily used to pay down the approximately $47.1 million outstanding balance on the Amended KeyBank Property Loan.

The KeyBank Florida CMBS Loan has an initial term of ten years, maturing on May 1, 2027. Monthly payments due are interest-only for the first five years and payments reflecting a 30-year amortization schedule begin thereafter. The loan bears interest at 4.65%.

Interest Rate Cap

On May 1, 2017, our Operating Partnership purchased an interest rate cap with a notional amount of $90 million, such that as of the effective date of July 1, 2017, LIBOR is capped at 1.25% through December 22, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

SmartStop Asset Management, LLC (our “Sponsor”) is the sponsor of our Offering (as defined below). Our Sponsor became our sponsor on October 1, 2015 in connection with the merger of SmartStop Self Storage, Inc. into Extra Space Storage, Inc. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of March 31, 2017, we had sold approximately 0.3 million Class A Shares and approximately 50,000 Class T Shares for approximately $3.4 million and $0.5 million, respectively, in our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

As of March 31, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alabama	1	1,080	159,000	2.7%	93%		1.4%
California	19	11,470	1,233,400	20.5%	94%		24.9%
Colorado	4	2,140	227,200	3.8%	87%		3.8%
Florida	13	10,440	1,237,900	20.5%	94%		24.7%
Illinois	2	1,030	107,500	1.8%	93%		1.6%
Indiana	2	1,000	112,100	1.9%	97%		1.1%
Maryland	2	1,610	172,900	2.9%	90%		3.4%
Michigan	4	2,180	261,000	4.3%	95%		3.7%
New Jersey	1	460	51,000	0.8%	94%		0.7%
Nevada	3	2,220	290,400	4.8%	93%		3.9%
North Carolina	14	5,720	822,100	13.6%	93%		11.3%
Ohio	5	2,210	272,300	4.5%	93%		2.7%
South Carolina	2	1,420	194,600	3.2%	93%		2.7%
Washington	1	490	48,100	0.8%	96%		0.9%
Greater Toronto Area	10	7,860	840,100	13.9%	80	%(5)	13.2%

Total	83	51,330	6,029,600	100%	91%		100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 540,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or the Greater Toronto Area divided by total rentable square feet of all the facilities we owned in such state or area as of March 31, 2017.
(4)	Represents rental income for all facilities we owned in a state or the Greater Toronto Area divided by our total rental income for the month ended March 31, 2017.
(5)	The Oakville I property opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 46% as of March 31, 2017. The Centennial property was acquired on February 1, 2017 with occupancy of 11%. The property’s occupancy has increased to approximately 20% as of March 31, 2017.

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

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities and (iii) exclusive to our properties in Canada, our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of March 31, 2017 and 2016, we owned 83 and 40 self storage facilities, respectively. Our operating results for the three months ended March 31, 2016 include full quarter results for 33 self storage facilities and partial quarter results for seven facilities acquired during the quarter ended March 31, 2016. Our operating results for the three months ended March 31, 2017 include full quarter results for those seven self storage facilities plus full quarter results for an additional 37 self storage facilities acquired during the second, third, and fourth quarters of 2016 and partial quarter results of six self storage facilities acquired in the first quarter of 2017. Therefore, we believe there is little basis for comparison between the three months ended March 31, 2017 and 2016. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

Total Revenues

Total revenues for the three months ended March 31, 2017 and 2016 were approximately $17.7 million and $6.2 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 77 properties and a partial quarter of operations for six properties acquired during the first quarter of 2017, compared to a full quarter of operations for 33 properties and a partial quarter of operations of seven properties for the first quarter of 2016.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2017 and 2016 were approximately $5.9 million and $2.5 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 77 properties and a partial quarter of operations for six properties acquired during the first quarter of 2017, compared to a full quarter of operations for 33 properties and a partial quarter of operations of seven properties for the first quarter of 2016.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2017 and 2016 were approximately $2.4 million and $0.7 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 77 properties and a partial quarter of operations for six properties acquired during the first quarter of 2017, compared to a full quarter of operations for 33 properties and a partial quarter of operations of seven properties for the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 and 2016 were approximately $1.0 million and $0.7 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent and board of directors related costs commensurate with our increased operational activity.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2017 and 2016 were approximately $8.5 million and $3.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 77 properties and a partial quarter of operations for six properties acquired during the first quarter of 2017, compared to a full quarter of operations for 33 properties and a partial quarter of operations of seven properties for the first quarter of 2016.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2017 and 2016 were approximately $0.2 million $1.6 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2017 and 2016 were approximately $0.3 million and $1.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended March 31, 2017 and 2016 were approximately $3.6 million and $0.4 million, respectively. The increase is attributable to the debt obtained in conjunction with the 37 self storage facilities acquired during the second, third, and fourth quarters of 2016, and six properties acquired during the first quarter of 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2017 and 2016 were approximately $1.0 million and $0.2 million, respectively. The increase in interest expense – debt issuance costs is attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage properties and approximately $0.6 million of costs incurred related to the Amended KeyBank Credit Facility that were expensed in accordance with GAAP. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016) for the three months ended March 31, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue (1)	$6,197,325	$5,361,847	15.6%	$11,510,221	$872,742	N/M	$17,707,546	$6,234,589	184.0%
Property operating expenses (2)	2,375,920	2,470,503	(3.8)%	4,632,852	395,173	N/M	7,008,772	2,865,676	144.6%

Operating income	$3,821,405	$2,891,344	32.2%	$6,877,369	$477,569	N/M	$10,698,774	$3,368,913	217.6%

Number of facilities	33	33		50	7		83	40
Rentable square feet (3)	2,075,700	2,075,700		3,953,900	540,700		6,029,600	2,616,400
Average physical occupancy (4)	92.3%	84.2%		N/M	N/M		90.1%	81.2%
Annualized rent per occupied square foot (5)	$13.29	$12.60		N/M	N/M		$13.67	$12.97

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 538,700 and approximately 129,800 as of March 31, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 100,100 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $835,000 was primarily the result of increased average physical occupancy of approximately 8.1% and increased rent per occupied square foot of approximately 5.5% for the three months ended March 31, 2017 over the three months ended March 31, 2016.

Our same-store property operating expenses decreased by approximately $95,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreased payroll and repair and maintenance expense.

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

However, FFO or modified funds from operations (“MFFO”), discussed below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operational performance and is, therefore, given more prominence than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO. Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our Offering, including our DRP Offering, to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Primary Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Primary Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Primary Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Primary Offering has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds From Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to straight line rents and amortization of above or below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate related investments; mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments relating to contingent purchase price obligations included in net income, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(5,191,114)	$(4,505,204)
Add:
Depreciation	4,740,246	1,445,071
Amortization of intangible assets	3,714,656	1,854,765
Deduct:
Adjustment for noncontrolling interests	(53,631)	(2,512)

FFO	3,210,157	(1,207,880)
Other Adjustments:
Acquisition expenses(1)	478,340	2,843,936
Accretion of fair market value of secured debt(2)	(8,634)	(35,726)
Adjustment for noncontrolling interests	(1,239)	(3,496)

MFFO	$3,678,624	$1,596,834

As discussed above, our results of operations for the three months ended March 31, 2017 and 2016 have been significantly impacted by our acquisitions. The information below should be read in conjunction with the discussion regarding the acquisitions above.

(1)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(2)	This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes as of the date of acquisition. Such amounts have been excluded from MFFO because we believe MFFO provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $1.0 million and $0.2 million, respectively, was recognized for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Net cash flow provided by (used in):
Operating activities	$2,422,079	$(1,854,702)	$4,276,781
Investing activities	(49,076,950)	(74,152,324)	25,075,374
Financing activities	43,367,975	111,602,709	(68,234,734)

Cash flows provided by (used in) operating activities for the three months ended March 31, 2017 and 2016 were approximately $2.4 million and ($1.9) million, respectively, a change of approximately $4.3 million. The change in cash provided by (used in) our operating activities is primarily the result a change from a net loss of ($1.0) million to net income of $3.7 million, when excluding depreciation and amortization.

Cash flows used in investing activities for the three months ended March 31, 2017 and 2016 were approximately $49.1 million and $74.2 million, respectively, a decrease in the use of cash of approximately $25.1 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $49.4 million for our acquisitions during the first quarter of 2017, compared to $69.3 million for the purchase of our acquisitions during the first quarter of 2016.

Cash flows provided by financing activities for the three months ended March 31, 2017 and 2016 were approximately $43.4 million and $111.6 million, respectively, a decrease in the cash provided of approximately $68.2 million. The change in cash provided by financing activities was comprised of approximately $88 million less in net proceeds from the issuance of common stock, and approximately $22 million more in net proceeds from the issuance of secured debt.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organizational and offering costs associated with the Offering may be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

Our Primary Offering terminated on January 9, 2017. We believe the combination of proceeds from our Primary Offering and potential borrowing capacity should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

Distribution Policy

On March 21, 2017, our board of directors declared a distribution rate for the second quarter of 2017 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2017 and continuing on each day thereafter through and including June 30, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

Historically, we have primarily made distributions to our stockholders using proceeds of the Offering in anticipation of future cash flow. As such, this reduced the amount of capital we ultimately had available to invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Distributions paid in cash — common stockholders	$3,989,726		$1,667,776
Distributions paid in cash — Operating Partnership unitholders	25,199		2,986
Distributions reinvested	3,866,834		1,651,475

Total distributions	$7,881,759		$3,322,237

Source of distributions
Cash flows provided by operations	$2,422,079	31%	$—	—
Offering proceeds from Primary Offering	1,592,846	20%	1,670,762	50%
Offering proceeds from distribution reinvestment plan	3,866,834	49%	1,651,475	50%

Total sources	$7,881,759	100%	$3,322,237	100%

From our inception through March 31, 2017, we paid cumulative distributions of approximately $37.9 million, as compared to cumulative negative FFO of approximately $9.3 million. For the three months ended March 31, 2017, we paid distributions of approximately $7.9 million, as compared to an FFO of approximately $3.2 million which reflects acquisition related expenses of approximately $0.5 million. For the three months ended March 31, 2016, we paid distributions of approximately $3.3 million, as compared to a negative FFO of approximately $1.2 million which reflects acquisition related expenses of approximately $2.8 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Historically, we have not been able to and in the future may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in our Primary Offering and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2017, our total indebtedness was approximately $390 million, which included approximately $210 million in fixed rate debt, $180 million in variable rate debt and approximately $2 million in debt premium less approximately $2 million in debt issuance costs. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses, capital improvements on our properties, distributions, and for the payment of interest on our outstanding indebtedness.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments, undistributed funds from operations, and additional public or private offerings. We believe our ability to refinance or secure new debt will in part be affected by our ability to continue to lease-up certain development projects and other lease-up acquisitions. If such facilities continue to progress we believe our ability to borrow against those assets will be favorably impacted. To the extent we are not able to secure requisite additional financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity instruments and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017:

	Payments due during the years ending December 31:
	Total	2017	2018-2019	2020-2021	Thereafter
Debt interest(1)	$73,508,806	$10,497,291	$21,912,052	$15,958,127	$25,141,336
Debt principal(2)	390,361,353	55,841,745	150,400,994	14,760,772	169,357,842

Total contractual obligations	$463,870,159	$66,339,036	$172,313,046	$30,718,899	$194,499,178

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2017. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of March 31, 2017 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2017.
(2)	Amount represents principal payments only, excluding debt premium.

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

As of March 31, 2017, our total indebtedness was approximately $390 million, which included approximately $210 million in fixed rate debt, $180 million in variable rate debt and approximately $2 million in debt premium less approximately $2 million in debt issuance costs. As of December 31, 2016, our total indebtedness was approximately $321 million, which included approximately $184 million in fixed rate debt, $137 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $2 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2017:

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$1,031,356	$11,437,518	$25,085,574	$1,362,534	$1,983,016	$169,357,842	$210,257,840
Average interest rate	4.33%	4.32%	4.34%	4.41%	4.40%	4.40%
Variable rate debt	54,810,389	113,541,902	336,000	336,000	11,079,222	—	180,103,513
Average interest rate(1)	3.38%	3.21%	3.40%	3.40%	3.40%	—

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2017. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of March 31, 2017 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2017.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

We have incurred a net loss to date, have an accumulated deficit, and we anticipate that our operations may not be profitable in 2017.

We incurred a net loss of approximately $5.2 million for the three months ended March 31, 2017. Our accumulated deficit was approximately $49.0 million as of March 31, 2017.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014, 2015, and 2016, we funded 100% of our distributions using proceeds from our Offering. For the three months ended March 31, 2017, we funded 31% of our distributions using cash flow from operations and 69% using proceeds from our Offering and DRP Offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may only calculate the value per share for our shares annually and, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

On April 13, 2017, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.22. Our board of directors approved this estimated value per share pursuant to recent amendments to rules promulgated by FINRA, which require us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2016. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2016. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price you will pay for shares in this offering is primarily based on the estimated net asset value per share, you may pay more than realizable value when you purchase your shares or receive less than realizable value for your investment when you sell your shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). On January 9, 2017, our Primary Offering terminated. As of March 31, 2017, we had issued approximately 49 million Class A Shares and approximately 7 million Class T Shares for gross proceeds of approximately $497 million and approximately $73 million, respectively through our Offering and DRP Offering. From this amount, we incurred approximately $53 million in selling commissions and dealer manager fees (of which approximately $38 million was re-allowed to third party broker-dealers, with an additional accrual of approximately $3 million in stockholder servicing fees), and approximately $5 million in other organization and offering costs. With the net offering proceeds and indebtedness, we acquired approximately $838 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $100.9 million in shares under our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. In January 2017, we fulfilled redemption requests totaling approximately $250,000 which were included in accounts payable and accrued liabilities as of December 31, 2016. During the three months ended March 31, 2017, we received redemption requests totaling approximately $380,000, which were fulfilled in April 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Articles of Amendment of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3	Articles Supplementary of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

10.1	First Amendment to the Property Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 5, 2017, Commission File No. 000-55617

10.2	Assumption Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 5, 2017, Commission File No. 000-55617

10.3	Joinder By and Agreement of New Indemnitor, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 5, 2017, Commission File No. 000-55617

10.4	First Amendment to the Subordinate Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 5, 2017, Commission File No. 000-55617

10.5	Agreement and Plan of Merger, dated as of February 1, 2017, by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P., Strategic Storage Toronto Properties REIT, Inc., and SST II Toronto Acquisition, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on February 7, 2017, Commission File No. 000-55617

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: May 12, 2017	By:	/s/ Matt Lopez
Matt Lopez
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)