Form 10-Q
period 2017-06-30
Strategic Storage Trust II, Inc.
filed 2017-08-11
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55617

Strategic Storage Trust II, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	46-1722812
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Road

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

As of August 11, 2017, there were 48,864,444 outstanding shares of Class A common stock and 7,265,220 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate facilities:
Land	$271,143,993	$249,051,278
Buildings	509,303,783	439,426,157
Site improvements	42,492,508	38,978,298

	822,940,284	727,455,733
Accumulated depreciation	(24,594,716)	(14,855,188)

	798,345,568	712,600,545
Construction in process	132,521	1,740,139

Real estate facilities, net	798,478,089	714,340,684
Cash and cash equivalents	12,613,332	14,993,869
Restricted cash	4,528,980	3,040,936
Other assets	5,333,346	5,533,182
Debt issuance costs, net of accumulated amortization	1,268,412	1,550,410
Intangible assets, net of accumulated amortization	10,031,983	13,094,530

Total assets	$832,254,142	$752,553,611

LIABILITIES AND EQUITY
Debt, net	$393,206,958	$320,820,740
Accounts payable and accrued liabilities	9,661,806	4,601,422
Due to affiliates	3,027,024	3,178,235
Distributions payable	2,728,066	2,608,609

Total liabilities	408,623,854	331,209,006

Commitments and contingencies (Note 8)
Redeemable common stock	17,795,887	10,711,682

Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 48,814,472 and 47,174,543 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	48,814	47,174
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,249,731 and 6,585,799 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7,251	6,586
Additional paid-in capital	496,282,604	480,692,731
Distributions	(43,868,381)	(27,665,337)
Accumulated deficit	(52,471,486)	(43,777,711)
Accumulated other comprehensive income	1,199,908	1,377,950

Total Strategic Storage Trust II, Inc. equity	401,198,710	410,681,393

Noncontrolling interests in our Operating Partnership	4,635,691	(48,470)

Total equity	405,834,401	410,632,923

Total liabilities and equity	$832,254,142	$752,553,611

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Self storage rental revenue	$18,940,387	$9,721,596	$36,552,574	$15,918,438
Ancillary operating revenue	136,390	77,593	231,749	115,340

Total revenues	19,076,777	9,799,189	36,784,323	16,033,778

Operating expenses:
Property operating expenses	5,965,033	3,607,594	11,902,378	6,104,458
Property operating expenses – affiliates	2,478,853	1,214,278	4,837,850	1,915,587
General and administrative	883,878	754,098	1,879,792	1,448,866
Depreciation	4,944,888	2,436,412	9,719,319	3,893,696
Intangible amortization expense	3,786,107	2,853,212	7,500,763	4,707,977
Acquisition expenses—affiliates	—	6,632,826	212,577	8,256,031
Other property acquisition expenses	26,258	1,210,299	292,021	2,431,030

Total operating expenses	18,085,017	18,708,719	36,344,700	28,757,645

Operating income (loss)	991,760	(8,909,530)	439,623	(12,723,867)
Other income (expense):
Interest expense	(4,104,996)	(1,290,001)	(7,669,300)	(1,772,208)
Interest expense—accretion of fair market value of secured debt	109,037	107,286	117,670	143,012
Interest expense—debt issuance costs	(489,911)	(601,455)	(1,519,238)	(819,563)
Other	(44,381)	(35,810)	(128,726)	(65,538)

Net loss	(3,538,491)	(10,729,510)	(8,759,971)	(15,238,164)
Net loss attributable to the noncontrolling interests in our Operating Partnership	35,830	5,381	66,196	8,831

Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(3,502,661)	$(10,724,129)	$(8,693,775)	$(15,229,333)

Net loss per Class A share – basic and diluted	$(0.06)	$(0.27)	$(0.16)	$(0.46)
Net loss per Class T share – basic and diluted	$(0.06)	$(0.27)	$(0.16)	$(0.46)

Weighted average Class A shares outstanding – basic and diluted	48,654,803	36,939,428	48,439,603	31,012,035
Weighted average Class T shares outstanding – basic and diluted	7,224,394	2,855,018	7,181,488	1,946,388

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,538,491)	$(10,729,510)	$(8,759,971)	$(15,238,164)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,982,695	11,311	1,362,404	1,707,596
Foreign currency forward contract loss	(1,870,145)	(148,892)	(1,458,382)	(1,135,242)
Interest rate swap and cap contract losses	(52,794)	(399,659)	(82,064)	(399,659)

Other comprehensive income (loss)	59,756	(537,240)	(178,042)	172,695

Comprehensive loss	(3,478,735)	(11,266,750)	(8,938,013)	(15,065,469)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	35,225	5,650	67,541	8,557

Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(3,443,510)	$(11,261,100)	$(8,870,472)	$(15,056,912)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	47,174,543	$47,174	6,585,799	$6,586	$480,692,731	$(27,665,337)	$(43,777,711)	$1,377,950	$410,681,393	$(48,470)	$410,632,923	$10,711,682
Gross proceeds from issuance of common stock	1,027,996	1,028	564,589	565	17,309,777	—	—	—	17,311,370	—	17,311,370	—
Offering costs	—	—	—	—	(1,728,158)	—	—	—	(1,728,158)	—	(1,728,158)	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	4,875,454	4,875,454	—
Changes to redeemable common stock	—	—	—	—	(7,923,154)	—	—	—	(7,923,154)	—	(7,923,154)	7,923,154
Redemptions of common stock	(66,312)	(66)	(2,394)	(2)	—	—	—	—	(68)	—	(68)	(838,949)
Distributions ($0.30 per share)	—	—	—	—	—	(16,203,044)	—	—	(16,203,044)	—	(16,203,044)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(125,097)	(125,097)	—
Issuance of shares for distribution reinvestment plan	678,245	678	101,737	102	7,923,154	—	—	—	7,923,934	—	7,923,934	—
Stock compensation expense	—	—	—	—	8,254	—	—	—	8,254	—	8,254	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(8,693,775)	—	(8,693,775)	—	(8,693,775)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(66,196)	(66,196)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,362,404	1,362,404	—	1,362,404	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(1,458,382)	(1,458,382)	—	(1,458,382)	—
Interest rate swap contract loss	—	—	—	—	—	—	—	(82,064)	(82,064)	—	(82,064)	—

Balance as of June 30, 2017	48,814,472	$48,814	7,249,731	$7,251	$496,282,604	$(43,868,381)	$(52,471,486)	$1,199,908	$401,198,710	$4,635,691	$405,834,401	$17,795,887

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,759,971)	$(15,238,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,220,082	8,601,673
Accretion of fair market value adjustment of secured debt	(117,670)	(143,012)
Amortization of debt issuance costs	766,194	819,563
Expense related to issuance of restricted stock	8,254	14,890
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(1,618,168)	(1,477,917)
Restricted cash	(1,752,619)	(97,104)
Accounts payable and accrued liabilities	1,412,400	3,515,950
Due to affiliates	53,295	186,083

Net cash provided by (used in) operating activities	7,211,797	(3,818,038)

Cash flows from investing activities:
Purchase of real estate	(49,432,644)	(416,904,543)
Additions to real estate facilities	(2,192,811)	(3,512,980)
Deposits on acquisition of real estate facilities	—	(5,550,100)
Settlement of foreign currency hedges	1,443,735	—
Restricted cash	273,131	(39,340)

Net cash used in investing activities	(49,908,589)	(426,006,963)

Cash flows from financing activities:
Gross proceeds from issuance of debt	161,186,951	259,598,908
Pay down of debt	(127,671,050)	(25,064,254)
Scheduled principal payments on debt	(698,131)	(85,957)
Debt issuance costs	(528,585)	(3,924,121)
Gross proceeds from issuance of common stock	18,880,257	208,241,136
Offering costs	(1,957,911)	(19,409,638)
Redemption of common stock	(624,855)	(537,188)
Distributions paid to common stockholders	(8,184,231)	(4,396,703)
Distributions paid to noncontrolling interests in our Operating Partnership	(101,297)	(6,003)

Net cash provided by financing activities	40,301,148	414,416,180

Impact of foreign exchange rate changes on cash	15,107	(128,777)

Change in cash and cash equivalents	(2,380,537)	(15,537,598)
Cash and cash equivalents, beginning of period	14,993,869	28,104,470

Cash and cash equivalents, end of period	$12,613,332	$12,566,872

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$7,454,076	$957,738
Supplemental disclosure of noncash activities:
Additions to real estate facilities and construction in process included in accounts payable and accrued liabilities	$—	$72,612
Deposits applied to purchase of real estate facilities	$250,000	$2,020,808
Proceeds from issuance of common stock in other assets	$—	$409,941
Debt and accrued liabilities assumed during purchase of real estate facilities	$39,967,786	$33,108,652
Redemption of common stock included in accounts payable and accrued liabilities	$459,491	$159,985
Transfer of construction in process to real estate facilities	$1,693,458	$—
Offering costs included in due to affiliates	$299,299	$57,983
Offering costs included in accounts payable and accrued liabilities	$15,000	$13,587
Debt issuance costs included in accounts payable and accrued liabilities	$—	$47,844
Foreign currency contract, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$2,865,787	$1,534,901
Issuance of shares pursuant to distribution reinvestment plan	$7,923,154	$4,265,316
Distributions payable	$2,728,066	$2,043,619
Issuance of units in our Operating Partnership for purchase of real estate facilities	$4,875,454	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013, is the sponsor (“Sponsor”) of our Offering of shares of common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

On October 1, 2015, SmartStop Self Storage, Inc. (“SmartStop”) and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Extra Space Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Extra Space Merger, our Sponsor was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our sponsor. The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team remains the same, as well as the management team of our Advisor and Property Manager.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering to offer two classes of shares of common stock: Class A Shares and Class T Shares. On January 9, 2017, our Primary Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2017, we had sold approximately 0.7 million Class A Shares and approximately 0.1 million Class T Shares for approximately $7 million and $1 million, respectively, in our DRP Offering.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

As a result of the calculation of our estimated value per share, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.22 for both Class A Shares and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 7) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of SS Toronto, consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of June 30, 2017, we owned approximately 99.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.9% of the common units are owned by our Advisor, Strategic 1031, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate the sub-property management agreements effective October 1, 2017. Please see Note 11 – Subsequent Events.

Our dealer manager was Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. An affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

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

June 30, 2017

(Unaudited)

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

As of June 30, 2017 and December 31, 2016, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

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

June 30, 2017

(Unaudited)

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.4 million and approximately $15.8 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2017 and 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended June 30, 2017 and 2016, we expensed approximately $26,000 and $7.8 million, respectively, of acquisition-related transaction costs. During the six months ended June 30, 2017 and 2016, we expensed approximately $0.5 million and $10.7 million, respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2017 and 2016, no impairment losses were recognized.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2017, the gross amounts allocated to in-place lease intangibles was approximately $33.7 million and accumulated amortization of in-place lease intangibles totaled approximately $23.7 million. As of December 31, 2016, the gross amounts allocated to in-place lease intangibles was approximately $29.2 million and accumulated amortization of in-place lease intangibles totaled approximately $16.1 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2017, 2018, 2019, 2020, 2021, and thereafter is approximately $6.0 million, $2.4 million, $0.1 million, $0.1 million, $0.1 million, and $1.3 million respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2017 and December 31, 2016, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.1 million and $0.7 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2017 and December 31, 2016, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $0.4 million and $0.2 million, respectively.

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

June 30, 2017

(Unaudited)

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

For the six months ended June 30, 2017, we received redemption requests totaling approximately $840,000 (approximately 92,000 shares), $380,000 of which were fulfilled in April 2017 and $460,000 of which were included in accounts payable and accrued liabilities as of June 30, 2017, and fulfilled in July 2017.

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

June 30, 2017

(Unaudited)

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

The table below summarizes our fixed rate notes payable at June 30, 2017 and December 31, 2016. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$214,800,000	$218,378,674	$158,700,000	$166,410,537

As of June 30, 2017, we had interest rate swaps on four of our loans (See Notes 5 and 6). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2017, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and had determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we had determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. Amounts are reclassified out of other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. As of June 30, 2017, all of our derivative instruments met the criteria for hedge accounting.

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

June 30, 2017

(Unaudited)

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements, because substantially all of our lease revenues are derived from month-to-month self storage leases.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 8 05): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. The adoption of this guidance will likely result in a decrease in acquisition related costs being expensed, as our acquisition of real estate properties will likely be considered asset acquisitions rather than business combinations under ASU 2017-01.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2017:

Real estate facilities
Balance at December 31, 2016	$727,455,733
Facility acquisitions	90,112,135
Impact of foreign exchange rate changes	2,745,378
Improvements and additions	2,627,038

Balance at June 30, 2017	$822,940,284

Accumulated depreciation
Balance at December 31, 2016	$(14,855,188)
Depreciation expense and impact of foreign exchange rate changes	(9,739,528)

Balance at June 30, 2017	$(24,594,716)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The following table summarizes the purchase price allocation for our acquisitions during the six months ended June 30, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued or Assumed	2017 Revenue(1)	2017 Property Operating Income (Loss)(2)
Aurora II - CO	1/11/17	$9,780,754	$319,246	$10,100,000	$—	$380,060	$210,750
Dufferin - ONT(3)	2/01/17	22,545,843	1,538,440	24,084,283	11,111,469	807,910	525,640
Mavis - ONT(3)	2/01/17	19,150,741	1,368,637	20,519,378	9,366,048	679,577	433,639
Brewster - ONT(3)	2/01/17	13,663,740	911,564	14,575,304	6,121,600	517,397	270,127
Granite - ONT(3)	2/01/17	11,827,875	275,863	12,103,738	6,821,686	286,512	51,868
Centennial - ONT(3)(4)	2/01/17	13,143,182	—	13,143,182	4,939,433	63,236	(100,440)

Total		$90,112,135	$4,413,750	$94,525,885	$38,360,236	$2,734,692	$1,391,584

(1)	The operating results of the facilities acquired above have been included in our statement of operations since their respective acquisition date.
(2)	Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.
(3)	Allocation based on CAD/USD exchange rates as of date of acquisition. See Note 7 for further discussion regarding the Toronto Merger.
(4)	The Centennial property opened in November 2016 with occupancy at 0%. The property’s occupancy at acquisition was approximately 11% and increased to approximately 41% as of June 30, 2017.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations within one year of their acquisition date, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the Aurora II acquisition of approximately $0.2 million for the six months ended June 30, 2017.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the six months ended June 30, 2017, and 2016 as if our 2016 and 2017 acquisitions were completed as of January 1, 2016. This pro forma information does not purport to represent what our actual results of operations would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2017	June 30, 2016
Pro forma revenue	$37,248,876	$34,085,328
Pro forma operating expenses	(36,407,868)	(38,948,434)
Pro forma net loss attributable to common stockholders	(8,161,460)	(13,578,111)

The pro forma financial information for the six months ended June 30, 2017 and 2016 were adjusted to exclude approximately $0.5 million and $10.7 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	June 30, 2017	December 31, 2016	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$12,170,317	$12,263,391	5.73%	9/1/2023
Amended KeyBank Credit Facility(2)	84,382,500	12,300,000	3.30%	12/22/2018
Milton fixed rate(3)	5,099,532	4,956,483	5.81%	10/15/2018
Burlington I fixed rate(3)	4,998,250	4,870,817	5.98%	10/15/2018
Burlington I variable rate(3)	2,322,799	2,242,880	4.86%	10/15/2018
Oakville I variable rate(3)	7,753,717	7,486,937	4.45%	12/31/2017
Burlington II and Oakville II variable rate(3)	12,538,856	12,232,378	3.35%	2/28/2021
Oakland and Concord loan(4)	20,000,000	20,000,000	3.95%	4/10/2023
Amended KeyBank Property Loan(5)	—	92,753,550	N/A	5/1/2017
KeyBank CMBS Loan(6)	95,000,000	95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(7)	52,000,000	—	4.65%	5/1/2027
$11M KeyBank Subordinate Loan(8)	11,000,000	—	4.80%	6/1/2020
Midland North Carolina CMBS Loan(9)	47,249,999	47,249,999	5.31%	8/1/2024
Dufferin loan(10)	11,011,549	—	3.21%	5/31/2019
Mavis loan(10)	9,281,680	—	3.21%	5/31/2019
Brewster loan(10)	6,066,865	—	3.21%	5/31/2019
Granite loan(11)	6,866,261	—	5.45%	6/15/2018
Centennial loan(11)	6,166,415	—	5.70%	6/15/2018
Premium on secured debt, net	1,860,581	2,069,847
Debt issuance costs, net	(2,562,363)	(2,605,542)

Total secured debt	393,206,958	310,820,740

Amended KeyBank Subordinate Loan(12)	—	10,000,000	N/A	3/31/2017

Total debt	$393,206,958	$320,820,740

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II.
(2)	As of June 30, 2017, this facility encumbers 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral).
(3)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of June 30, 2017. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).
(4)	This loan was assumed during the acquisition of the Oakland and Concord properties, along with an interest rate swap with USAmeriBank that fixes the interest rate at 3.95%.
(5)	The Amended KeyBank Property Loan was repaid in full on April 11, 2017.
(6)	This loan encumbers 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II). The separate assets and credit of these encumbered properties are not available to pay our other debts.
(7)	This loan encumbers five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray). The separate assets and credit of these encumbered properties are not available to pay our other debts.
(8)	This loan is encumbered by 34 properties (the 29 properties encumbered by the KeyBank CMBS Loan and the five properties encumbered by the KeyBank Florida CMBS Loan), and is subordinate to the existing KeyBank CMBS Loan and KeyBank Florida CMBS Loan.
(9)	This loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments will be due monthly.
(10)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of June 30, 2017. These loans were assumed during the Toronto Merger, along with an interest rate swap with the Bank of Montreal that fixes the interest rate at 3.21%.
(11)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of June 30, 2017. The Granite and Centennial loans were assumed during the Toronto Merger with variable interest rates of 5.45% and 5.70%, respectively, as of June 30, 2017.
(12)	The Amended KeyBank Subordinate Loan was repaid in full on March 8, 2017.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The weighted average interest rate on our consolidated debt as of June 30, 2017 was approximately 4.18%.

As of June 30, 2017, we provided recourse guarantees totaling approximately $42.1 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

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

On March 8, 2017, we removed five of the properties held as collateral (Plantation, Wellington, Naples, Port St. Lucie II, and Doral) under the Amended KeyBank Property Loan (as defined below) and added them to the Amended KeyBank Credit Facility. In conjunction with adding these five properties to the Amended KeyBank Credit Facility, we borrowed $56 million which was used to repay approximately $46 million of principal on the Amended KeyBank Property Loan and the remaining outstanding principal balance on the Amended KeyBank Subordinate Loan of $10 million. As of June 30, 2017, we had approximately $84 million in borrowings outstanding under the Amended KeyBank Credit Facility.

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

June 30, 2017

(Unaudited)

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

On March 8, 2017, we removed five of the properties held as collateral (Plantation, Wellington, Naples, Port St. Lucie II, and Doral) under the Amended KeyBank Property Loan and added them to the Amended KeyBank Credit Facility. On March 30, 2017 we entered into a Second Amendment to the Amended KeyBank Property Loan to extend the maturity date from March 31, 2017 to May 1, 2017. On April 11, 2017, we removed the remaining five properties that served as collateral under the Amended KeyBank Property Loan and entered into the KeyBank Florida CMBS Loan (as defined below) in which we borrowed $52 million, the proceeds of which were primarily used to pay off the outstanding balance on the Amended KeyBank Property Loan.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The Amended KeyBank Subordinate Loan

On June 1, 2016, in conjunction with the acquisition of the First Phase of the 27 Property Portfolio, we entered into a credit agreement (the “Subordinate Loan Agreement”) in which we borrowed $30 million (the “KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The KeyBank Subordinate Loan is a term loan facility with an original maturity date of December 31, 2016. During the third and fourth quarters of 2016, we made payments totaling $20 million on the KeyBank Subordinate Loan, reducing the loan amount to $10 million as of December 29, 2016. On December 29, 2016, we entered into a First Amendment to the Subordinate Loan Agreement (the “First Amendment to the Subordinate Loan”), which extended the maturity date of the Subordinate Loan Agreement (subsequently, the “Amended KeyBank Subordinate Loan”) from December 31, 2016 to March 31, 2017. On March 8, 2017, we paid off the outstanding balance of $10 million on the Amended KeyBank Subordinate Loan through a draw on the Amended KeyBank Credit Facility.

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

KeyBank Florida CMBS Loan

On April 11, 2017, we removed the remaining five properties that served as collateral under the Amended KeyBank Property Loan and, through five special purpose entities wholly owned by our Operating Partnership, entered into a new loan agreement with KeyBank in which we borrowed $52 million (the “KeyBank Florida CMBS Loan”). Pursuant to the loan agreement, the five properties released from the Amended KeyBank Property Loan now serve as collateral under the KeyBank Florida CMBS Loan. The proceeds of the KeyBank Florida CMBS Loan were primarily used to pay off the outstanding balance on the Amended KeyBank Property Loan.

The KeyBank Florida CMBS Loan has an initial term of ten years, maturing on May 1, 2027. Monthly payments due are interest-only for the first five years and payments reflecting a 30-year amortization schedule begin thereafter. The loan bears interest at 4.65%.

$11M KeyBank Subordinate Loan

On June 1, 2017, we entered into a credit agreement in which we borrowed $11 million (the “$11M KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. This loan is subordinate to the existing KeyBank CMBS Loan and the KeyBank Florida CMBS Loan, and encumbers the same 34 properties already encumbered by these two loans.

The $11M KeyBank Subordinate Loan has an initial term of three years, maturing on June 1, 2020, with a one-year extension option subject to certain conditions in the credit agreement. The $11M KeyBank Subordinate Loan bears interest based on the type of borrowing elected by us. An ABR Borrowing bears interest at the lesser of (x) the Alternate Base Rate (as defined in the subordinate loan agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the subordinate loan agreement). A Eurodollar Borrowing bears interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the subordinate loan agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the subordinate loan agreement). The Applicable Rate means 375 basis points for any Eurodollar Borrowing and 275 basis points for any ABR Borrowing. The proceeds from the $11M KeyBank Subordinate Loan were primarily used to pay down the Amended KeyBank Credit Facility.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2017:

2017	$8,601,789
2018	111,718,897
2019	25,992,773
2020	12,621,322
2021	13,616,117
2022 and thereafter	221,357,842

Total payments	393,908,740
Premium on secured debt, net	1,860,581
Debt issuance costs, net	(2,562,363)

Total	$393,206,958

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

The following table summarizes the terms of our derivative financial instruments as of June 30, 2017:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$20,000,000		3.95%	May 18, 2016	April 10, 2023
Dufferin loan	14,297,000	(1)	3.21%	February 1, 2017	May 31, 2019
Mavis loan	12,051,000	(1)	3.21%	February 1, 2017	May 31, 2019
Brewster loan	7,877,000	(1)	3.21%	February 1, 2017	May 31, 2019
Interest Rate Cap:
LIBOR	$90,000,000		1.25%	July 1, 2017	December 22, 2018
Foreign Currency Forward:
Denominated in CAD	$101,000,000	(1)	1.3439	March 8, 2017	September 5, 2017

(1)	Notional amounts shown are denominated in CAD.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

The following table summarizes the terms of our derivative financial instruments as of December 31, 2016:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$20,000,000		3.95%	May 18, 2016	April 10, 2023
Foreign Currency Forward:
Denominated in CAD	$42,500,000	(1)	1.339	March 8, 2016	March 9, 2017

(1)	Notional amounts shown are denominated in CAD.

The following table presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2017	December 31, 2016
Other assets	$450,427	$128,199
Accounts payable and accrued liabilities	$2,874,330	$—

Note 7. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and dealer manager agreement, as amended (“Dealer Manager Agreement”) with our Dealer Manager entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organization and Offering Costs

Organization and offering costs of the Offering could be paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of our Offering. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fees and stockholder servicing fees) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor was obligated to reimburse us within 60 days after the end of the month which the Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Affiliated Dealer Manager

Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. An affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

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

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement with Extra Space, effective October 1, 2017. Please see Note 11 – Subsequent Events.

Our self storage properties located in Canada are subject to separate property management agreements with our Property Manager. Under each agreement, our Property Manager receives a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also receives a one-time fee for each property acquired by us that is managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assists with the development or redevelopment of a property, we pay a separate market-based fee for such services. In addition, our Property Manager is entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000 and there is an agreement to share net tenant protection plan revenues equally between us and our property manager.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2016 and the six months ended June 30, 2017, as well as any related amounts payable as of December 31, 2016 and June 30, 2017:

	Year Ended December 31, 2016			Six Months Ended June 30, 2017
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$735,891	$777,354	$6,508	$397,719	$344,424	$59,803
Asset management fees	2,970,846	2,970,846	—	2,622,080	2,622,080	—
Property management fees(1)	2,752,862	2,752,862	—	2,215,770	2,215,770	—
Acquisition expenses	10,729,535	10,729,535	—	212,577	212,577	—
Additional Paid-in Capital
Selling commissions	21,141,748	21,141,748	—	966,551	966,551	—
Dealer Manager fee	6,573,962	6,573,760	160,714	353,167	513,881	—
Stockholder servicing fee(2)	3,297,305	286,292	3,011,013	299,299	343,091	2,967,221
Offering costs	444,719	444,719	—	33,466	33,466	—

Total	$48,646,868	$45,677,116	$3,178,235	$7,100,629	$7,251,840	$3,027,024

(1)	During the six months ended June 30, 2017 and year ended December 31, 2016, property management fees included approximately $1.6 million and $2.2 million, respectively, of fees paid to the sub-property manager of our properties.
(2)	We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

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

Tenant Protection Plan

We participate in a tenant protection plan pursuant to which we receive 50% of the net revenues generated for each tenant protection plan purchased by a customer at our Canadian properties and our Property Manager receives the other 50% of such net revenues.

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

June 30, 2017

(Unaudited)

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

In connection with the Toronto Merger, we entered into guarantees, dated as of February 1, 2017 (the “Guarantees”), under which we agreed to guarantee certain obligations of SS Toronto. The SS Toronto loans consist of (i) term loans totaling approximately $34.8 million CAD pursuant to promissory notes executed by SS Toronto in favor of Bank of Montreal on June 3, 2016, and (ii) mortgage financings in the aggregate amount of up to $17.7 million CAD pursuant to two promissory notes executed by subsidiaries of SS Toronto in favor of DUCA Financial Services Credit Union Ltd. on June 3, 2016.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 13, 2017, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $10.22 per Class A Share or Class T Share. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of June 30, 2017, we had sold approximately 0.7 million Class A shares and approximately 0.1 million Class T Shares through our DRP Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

For the six months ended June 30, 2017, we received redemption requests totaling approximately $840,000 (approximately 92,000 shares), $380,000 of which were fulfilled in April 2017 and $460,000 of which were included in accounts payable and accrued liabilities as of June 30, 2017, and fulfilled in July 2017. For the six months ended June 30, 2016, we received redemption requests for an aggregate of approximately 71,300 shares (approximately $690,000), $530,000 of which were fulfilled in April 2016 and $160,000 of which were included in accounts payable and accrued liabilities as of June 30, 2016 and fulfilled in July 2016.

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

Note 9. Declaration of Distributions

On June 5, 2017, our board of directors declared a distribution rate for the third quarter of 2017 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2017 and continuing on each day thereafter through and including September 30, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Total revenues	$9,799,189	$14,457,550	$14,939,818	$17,707,546	$19,076,777
Total operating expenses	$18,708,719	$15,753,103	$15,830,901	$18,259,683	$18,085,017
Operating income (loss)	$(8,909,530)	$(1,295,553)	$(891,083)	$(552,137)	$991,760
Net loss	$(10,729,510)	$(6,341,069)	$(4,524,376)	$(5,221,480)	$(3,538,491)
Net loss attributable to common stockholders	$(10,724,129)	$(6,338,356)	$(4,522,696)	$(5,191,114)	$(3,502,661)
Net loss per Class A Share-basic and diluted	$(0.27)	$(0.14)	$(0.09)	$(0.09)	$(0.06)
Net loss per Class T Share-basic and diluted	$(0.27)	$(0.14)	$(0.09)	$(0.09)	$(0.06)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 11. Subsequent Events

Property Management Agreement

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement effective October 1, 2017, after which our Property Manager will manage our properties directly. In connection with the termination of the sub-property management agreements with Extra Space, and the anticipated amendments to the underlying property management agreements with our Property Manager, we will incur a termination fee of approximately $0.8 million. Our Sponsor is currently in negotiations to reacquire the rights to the “SmartStop® Self Storage” brand in the United States which, if successfully acquired, we anticipate using at our properties.

Distribution Reinvestment Plan Offering

As of August 11, 2017, we have issued approximately 0.8 million Class A shares of our common stock and approximately 0.1 million Class T Shares of our common stock for gross proceeds of approximately $8.0 million and approximately $1.2 million, pursuant to our DRP Offering.

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

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of June 30, 2017, we had sold approximately 0.7 million Class A Shares and approximately 0.1 million Class T Shares for approximately $7 million and $1 million, respectively, in our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

As of June 30, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alabama	1	1,080	159,000	2.7%	96.5%		1.4%
California	19	11,470	1,233,400	20.5%	95.6%		24.7%
Colorado	4	2,140	227,200	3.8%	90.3%		3.7%
Florida	13	10,440	1,237,900	20.5%	94.1%		24.5%
Illinois	2	1,030	107,500	1.8%	95.1%		1.6%
Indiana	2	1,000	112,100	1.9%	97.3%		1.1%
Maryland	2	1,610	172,900	2.9%	94.2%		3.4%
Michigan	4	2,180	261,000	4.3%	97.7%		3.7%
New Jersey	1	460	51,000	0.8%	95.4%		0.7%
Nevada	3	2,220	290,400	4.8%	96.2%		4.1%
North Carolina	14	5,720	822,100	13.6%	93.7%		10.9%
Ohio	5	2,210	272,300	4.5%	93.0%		2.7%
South Carolina	2	1,420	194,600	3.2%	95.9%		2.6%
Washington	1	490	48,100	0.8%	98.1%		1.0%
Greater Toronto Area	10	7,860	840,100	13.9%	84.8	%(5)	13.9%

Total	83	51,330	6,029,600	100%	93.4%		100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 540,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or the Greater Toronto Area divided by total rentable square feet of all the facilities we owned in such state or area as of June 30, 2017.
(4)	Represents rental income for all facilities we owned in a state or the Greater Toronto Area divided by our total rental income for the month ended June 30, 2017.
(5)	The Oakville I property opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 71% as of June 30, 2017. The Centennial property was acquired on February 1, 2017 with occupancy of approximately 11%. The property’s occupancy has increased to approximately 41% as of June 30, 2017.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities and (iii) exclusive to our properties in Canada, our tenant protection plan program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of June 30, 2017 and 2016, we owned 83 and 63 self storage facilities, respectively. Our operating results for the three months ended June 30, 2016 include full quarter results for 40 self storage facilities and partial quarter results for 23 facilities acquired during the quarter ended June 30, 2016. Our operating results for the three months ended June 30, 2017 include full quarter results for those 63 self storage facilities plus full quarter results for an additional 14 self storage facilities acquired during the third and fourth quarters of 2016 and an additional six self storage facilities acquired during the first quarter of 2017. Therefore, we believe there is little basis for comparison between the three months ended June 30, 2017 and 2016.

Our operating results for the six months ended June 30, 2016 include full quarter results for 33 self storage facilities and partial quarter results for 30 facilities acquired during the six months ended June 30, 2016. Our operating results for the six months ended June 30, 2017 include full quarter results for those 63 self storage facilities plus full quarter results for an additional 14 self storage facilities acquired during the third and fourth quarters of 2016 and partial results for an additional six self storage facilities acquired during the first quarter of 2017. Therefore, we believe there is little basis for comparison between the six months ended June 30, 2017 and 2016.

Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Total Revenues

Total revenues for the three months ended June 30, 2017 and 2016 were approximately $19.1 million and $9.8 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 83 properties for the second quarter of 2017, compared to a full quarter of operations for 40 properties and a partial quarter of operations of 23 properties for the second quarter of 2016.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2017 and 2016 were approximately $6.0 million and $3.6 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 83 properties for the second quarter of 2017, compared to a full quarter of operations for 40 properties and a partial quarter of operations of 23 properties for the second quarter of 2016.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2017 and 2016 were approximately $2.5 million and $1.2 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 83 properties for the second quarter of 2017, compared to a full quarter of operations for 40 properties and a partial quarter of operations of 23 properties for the second quarter of 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 and 2016 were approximately $0.9 million and $0.8 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to increases in payroll related costs and board of directors related costs commensurate with our increased operational activity.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2017 and 2016 were approximately $8.7 million and $5.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 83 properties for the second quarter of 2017, compared to a full quarter of operations for 40 properties and a partial quarter of operations of 23 properties for the second quarter of 2016.

Acquisition Expenses – Affiliates

There were no acquisition expenses – affiliates for the three months ended June 30, 2017, compared to approximately $6.6 million for the three months ended June 30, 2016. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2017 and 2016 were approximately $26,000 and $1.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended June 30, 2017 and 2016 were approximately $4.0 million and $1.2 million, respectively. The increase is primarily attributable to the additional debt obtained in conjunction with the 23 properties acquired during the second quarter of 2016, the 14 self storage facilities acquired during the third and fourth quarters of 2016, and six properties acquired during the first quarter of 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2017 and 2016 were approximately $0.5 million and $0.6 million, respectively. The decrease in interest expense – debt issuance costs is primarily attributable to the longer amortization period on long term financing obtained in the third quarter of 2016 and second quarter of 2017. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2016) for the three months ended June 30, 2017 and 2016, excluding Oakville I, which completed development during the second quarter of 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue (1)	$7,925,954	$7,099,561	11.6%	$11,150,823	$2,699,628	N/M	$19,076,777	$9,799,189	94.7%
Property operating expenses (2)	2,962,492	3,070,705	(3.5)%	4,146,884	1,144,641	N/M	7,109,376	4,215,346	68.7%

Operating income	$4,963,462	$4,028,856	23.2%	$7,003,939	$1,554,987	N/M	$11,967,401	$5,583,843	114.3%

Number of facilities	39	39		44	24		83	63
Rentable square feet (3)	2,534,000	2,534,000		3,495,600	2,028,900		6,029,600	4,562,900
Average physical occupancy (4)	93.3%	89.9%		N/M	N/M		92.5%	91.0%
Annualized rent per occupied square foot (5)	$13.62	$12.82		N/M	N/M		$14.40	$13.90

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 540,000 and approximately 350,000 as of June 30, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 130,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.8 million was primarily the result of increased average physical occupancy of approximately 3.4% and increased rent per occupied square foot of approximately 6.2% for the three months ended June 30, 2017 over the three months ended June 30, 2016.

Our same-store property operating expenses decreased by approximately $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to decreased repair and maintenance expense.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

Total Revenues

Total revenues for the six months ended June 30, 2017 and 2016 were approximately $36.8 million and $16.0 million, respectively. The increase in total revenues is primarily attributable to a full six months of operations for 77 properties and a partial six months of operations for six properties for the six months ended June 30, 2017, compared to a full six months of operations for 33 properties and a partial six months of operations for 30 properties for the six months ended June 30, 2016.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2017 and 2016 were approximately $11.9 million and $6.1 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full six months of operations for 77 properties and a partial six months of operations for six properties for the six months ended June 30, 2017, compared to a full six months of operations of 33 properties and a partial six months of operations for 30 properties for the six months ended June 30, 2016.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2017 and 2016 were approximately $4.8 million and $1.9 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full six months of operations of 77 properties and a partial six months of operations for six properties for the six months ended June 30, 2017, compared to a full six months of operations for 33 properties and a partial six months of operations for 30 properties for the six months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 and 2016 were approximately $1.9 million and $1.4 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, payroll related costs, and board of directors related costs commensurate with our increased operational activity.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2017 and 2016 were approximately $17.2 million and $8.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full six months of operations for 77 properties and a partial six months of operations for six properties for the six months ended June 30, 2017, compared to a full six months of operations for 33 properties and a partial six months of operations for 30 properties for the six months ended June 30, 2016.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2017 and 2016 were approximately $0.2 million and $8.3 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2017 and 2016 were approximately $0.3 million and $2.4 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the six months ended June 30, 2017 and 2016 were approximately $7.6 million and $1.6 million, respectively. The increase is primarily attributable to the debt obtained in conjunction with the 23 properties acquired during the second quarter of 2016, the 14 self storage facilities acquired during the third and fourth quarters of 2016, and six properties acquired during the first quarter of 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2017 and 2016 were approximately $1.5 million and $0.8 million, respectively. The increase in interest expense – debt issuance costs is primarily attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage properties and approximately $0.6 million of costs incurred related to the Amended KeyBank Credit Facility that were expensed in accordance with GAAP. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016) for the six months ended June 30, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue (1)	$12,595,351	$11,028,906	14.2%	$24,188,971	$5,004,872	N/M	$36,784,323	$16,033,778	129.4%
Property operating expenses (2)	4,689,767	4,935,130	(5.0)%	9,428,382	2,145,892	N/M	14,118,149	7,081,022	99.4%

Operating income	$7,905,584	$6,093,776	29.7%	$14,760,589	$2,858,980	N/M	$22,666,174	$8,952,756	153.2%

Number of facilities	33	33		50	30		83	63
Rentable square feet (3)	2,075,700	2,075,700		3,953,900	2,487,200		6,029,600	4,562,900
Average physical occupancy (4)	93.3%	87.3%		N/M	N/M		91.4%	89.1%
Annualized rent per occupied square foot (5)	$13.34	$12.49		N/M	N/M		$14.20	$14.01

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)	Of the total rentable square feet, parking represented approximately 540,000 and approximately 350,000 as of June 30, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 100,000 square feet.
(4)	Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)	Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $1.6 million was primarily the result of increased average physical occupancy of approximately 6.0% and increased rent per occupied square foot of approximately 6.8% for the six months ended June 30, 2017 over the six months ended June 30, 2016.

Our same-store property operating expenses decreased by approximately $250,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to decreased payroll and repair and maintenance expense.

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

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(3,502,661)	$(10,724,129)	$(8,693,775)	$(15,229,333)
Add:
Depreciation	4,909,212	2,418,884	9,649,458	3,863,955
Amortization of intangible assets	3,786,107	2,853,212	7,500,763	4,707,977
Deduct:
Adjustment for noncontrolling interests	(77,649)	(2,647)	(131,280)	(5,159)

FFO	5,115,009	(5,454,680)	8,325,166	(6,662,560)
Other Adjustments:
Acquisition expenses(1)	26,258	7,843,125	504,598	10,687,061
Accretion of fair market value of secured debt(2)	(109,037)	(107,286)	(117,670)	(143,012)
Realized and unrealized losses on foreign exchange holdings	—	17,993	—	16,717
Adjustment for noncontrolling interests	1,209	(3,808)	(1,801)	(6,028)

MFFO	$5,033,439	$2,295,344	$8,710,293	$3,892,178

As discussed above, our results of operations for the three and six months ended June 30, 2017 and 2016 have been significantly impacted by our acquisitions. The information below should be read in conjunction with the discussion regarding the acquisitions above.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $0.5 million and $0.6 million, respectively, were recognized for the three months ended June 30, 2017 and 2016. Debt issuance costs of approximately $1.5 million and $0.8 million, respectively, were recognized for the six months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Net cash flow provided by (used in):
Operating activities	$7,211,797	$(3,818,038)	$11,029,835
Investing activities	(49,908,589)	(426,006,963)	376,098,374
Financing activities	40,301,148	414,416,180	(374,115,032)

Cash flows provided by (used in) operating activities for the six months ended June 30, 2017 and 2016 were approximately $7.2 million and ($3.8 million), respectively, a change of approximately $11.0 million. The change in cash provided by (used in) our operating activities is primarily the result a change from a net loss of ($5.8 million) to net income of $9.2 million, when excluding depreciation and amortization.

Cash flows used in investing activities for the six months ended June 30, 2017 and 2016 were approximately $49.9 million and $426.0 million, respectively, a decrease in the use of cash of approximately $376.1 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $49.4 million for our acquisitions during the six months ended June 30, 2017, compared to $416.9 million for the purchase of our acquisitions during the six months ended June 30, 2016.

Cash flows provided by financing activities for the six months ended June 30, 2017 and 2016 were approximately $40.3 million and $414.4 million, respectively, a decrease in the cash provided of approximately $374.1 million. The change in cash provided by financing activities was comprised of approximately $171.9 million less in net proceeds from the issuance of common stock, and approximately $198.2 million less in net proceeds from the issuance of secured debt.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds of our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organization and offering costs associated with the Offering may be paid by us or our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering.

Our Primary Offering terminated on January 9, 2017. We believe the combination of proceeds from our Primary Offering and potential borrowing capacity should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

Distribution Policy

On June 5, 2017, our board of directors declared a distribution rate for the third quarter of 2017 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2017 and continuing on each day thereafter through and including September 30, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Distributions paid in cash — common stockholders	$8,184,231		$4,396,703
Distributions paid in cash — Operating Partnership unitholders	101,297		6,003
Distributions reinvested	7,923,154		4,265,316

Total distributions	$16,208,682		$8,668,022

Source of distributions
Cash flows provided by operations	$7,211,797	44%	$—	—
Offering proceeds from Primary Offering	1,073,731	7%	4,402,706	51%
Offering proceeds from distribution reinvestment plan	7,923,154	49%	4,265,316	49%

Total sources	$16,208,682	100%	$8,668,022	100%

From our inception through June 30, 2017, we paid cumulative distributions of approximately $46 million, as compared to cumulative negative FFO of approximately $4 million. For the six months ended June 30, 2017, we paid distributions of approximately $16.2 million, as compared to an FFO of approximately $8.3 million which reflects acquisition related expenses of approximately $0.5 million. For the six months ended June 30, 2016, we paid distributions of approximately $8.7 million, as compared to a negative FFO of approximately $6.7 million which reflects acquisition related expenses of approximately $10.7 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2017, our total indebtedness was approximately $393 million, which included approximately $263 million in fixed rate debt, $131 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017:

	Payments due during the years ending December 31:
	Total	2017	2018-2019	2020-2021	Thereafter
Debt interest(1)	$94,887,083	$8,371,852	$27,559,189	$21,000,956	$37,955,086
Debt principal(2)	393,908,740	8,601,789	137,711,670	26,237,439	221,357,842

Total contractual obligations	$488,795,823	$16,973,641	$165,270,859	$47,238,395	$259,312,928

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2017. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of June 30, 2017 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2017.
(2)	Amount represents principal payments only, excluding debt premium.

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

As of June 30, 2017, our total indebtedness was approximately $393 million, which included approximately $263 million in fixed rate debt, $131 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs. As of December 31, 2016, our total indebtedness was approximately $321 million, which included approximately $184 million in fixed rate debt, $137 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.5 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2017:

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$718,679	$11,722,135	$25,733,986	$1,362,534	$1,983,016	$221,357,842	$262,878,192
Average interest rate	4.39%	4.39%	4.41%	4.46%	4.46%	4.46%
Variable rate debt	7,883,110	99,996,762	258,787	11,258,788	11,633,101	—	131,030,548
Average interest rate(1)	3.75%	3.58%	4.04%	3.76%	3.35%	—

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2017. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of June 30, 2017 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2017.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of approximately $8.7 million for the six months ended June 30, 2017. Our accumulated deficit was approximately $52 million as of June 30, 2017.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014, 2015, and 2016, we funded 100% of our distributions using proceeds from our Offering. For the six months ended June 30, 2017, we funded 44% of our distributions using cash flow from operations and 56% using proceeds from our Offering and DRP Offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). On January 9, 2017, our Primary Offering terminated. As of June 30, 2017, we had issued approximately 49 million Class A Shares and approximately 7 million Class T Shares for gross proceeds of approximately $500 million and approximately $74 million, respectively through our Offering and DRP Offering. From this amount, we incurred approximately $53 million in selling commissions and dealer manager fees (of which approximately $39 million was re-allowed to third party broker-dealers, with an additional accrual of approximately $3 million in stockholder servicing fees), and approximately $5 million in other organization and offering costs. With the net offering proceeds and indebtedness, we acquired approximately $838 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $100.9 million in shares under our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. In January 2017, we fulfilled redemption requests totaling approximately $250,000 which were included in accounts payable and accrued liabilities as of December 31, 2016. During the six months ended June 30, 2017, we received redemption requests totaling approximately $840,000; approximately $380,000 of which were fulfilled in April 2017, and the remaining approximately $460,000 were fulfilled in July 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2	Articles of Amendment of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3	Articles Supplementary of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

4.1	Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust II, Inc. financial information for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: August 11, 2017	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)