Form 10-Q
period 2017-09-30
Strategic Storage Trust II, Inc.
filed 2017-11-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, there were 49,142,991 outstanding shares of Class A common stock and 7,314,922 outstanding shares of Class T common stock of the registrant.

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

The accompanying financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying financial statements should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate facilities:
Land	$272,526,014	$249,051,278
Buildings	514,081,210	439,426,157
Site improvements	42,722,450	38,978,298
	829,329,674	727,455,733
Accumulated depreciation	(29,683,363)	(14,855,188)
	799,646,311	712,600,545
Construction in process	7,446	1,740,139
Real estate facilities, net	799,653,757	714,340,684
Cash and cash equivalents	11,964,424	14,993,869
Restricted cash	5,594,170	3,040,936
Other assets, net	6,425,140	5,533,182
Debt issuance costs, net of accumulated amortization	1,052,299	1,550,410
Intangible assets, net of accumulated amortization	6,655,235	13,094,530
Total assets	$831,345,025	$752,553,611
LIABILITIES AND EQUITY
Debt, net	$400,717,082	$320,820,740
Accounts payable and accrued liabilities	10,034,612	4,601,422
Due to affiliates	2,915,835	3,178,235
Distributions payable	2,743,955	2,608,609
Total liabilities	416,411,484	331,209,006
Commitments and contingencies (Note 8)
Redeemable common stock	21,211,360	10,711,682
Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 49,113,162 and 47,174,543 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	49,113	47,174
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,300,856 and 6,585,799 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7,301	6,586
Additional paid-in capital	496,290,520	480,692,731
Distributions	(52,190,061)	(27,665,337)
Accumulated deficit	(56,312,261)	(43,777,711)
Accumulated other comprehensive income	1,352,367	1,377,950
Total Strategic Storage Trust II, Inc. equity	389,196,979	410,681,393
Noncontrolling interests in our Operating Partnership	4,525,202	(48,470)
Total equity	393,722,181	410,632,923
Total liabilities and equity	$831,345,025	$752,553,611

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Self storage rental revenue	$19,804,298	$14,374,412	$56,356,871	$30,292,850
Ancillary operating revenue	135,214	83,138	366,963	198,478
Total revenues	19,939,512	14,457,550	56,723,834	30,491,328
Operating expenses:
Property operating expenses	6,456,088	4,813,732	18,358,466	10,918,186
Property operating expenses – affiliates	3,307,619	1,860,606	8,145,469	3,776,193
General and administrative	762,642	637,302	2,642,433	2,086,167
Depreciation	5,145,952	3,741,831	14,865,271	7,635,527
Intangible amortization expense	3,525,476	3,620,992	11,026,239	8,328,969
Acquisition expenses—affiliates	—	751,331	212,577	9,007,362
Other property acquisition expenses	—	327,309	292,022	2,758,340
Total operating expenses	19,197,777	15,753,103	55,542,477	44,510,744
Operating income (loss)	741,735	(1,295,553)	1,181,357	(14,019,416)
Other income (expense):
Interest expense	(4,310,132)	(2,905,979)	(11,979,432)	(4,678,187)
Interest expense—accretion of fair market value of secured debt	113,718	110,831	231,388	253,843
Interest expense—debt issuance costs	(329,877)	(2,088,310)	(1,849,114)	(2,907,873)
Other	(90,608)	(162,058)	(219,334)	(227,597)
Net loss	(3,875,164)	(6,341,069)	(12,635,135)	(21,579,230)
Net loss attributable to the noncontrolling interests in our Operating Partnership	34,389	2,713	100,585	11,544
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(3,840,775)	$(6,338,356)	$(12,534,550)	$(21,567,686)
Net loss per Class A share – basic and diluted	$(0.07)	$(0.14)	$(0.22)	$(0.58)
Net loss per Class T share – basic and diluted	$(0.07)	$(0.14)	$(0.22)	$(0.58)
Weighted average Class A shares outstanding – basic and diluted	48,958,361	40,557,461	48,609,924	34,205,460
Weighted average Class T shares outstanding – basic and diluted	7,281,358	4,134,602	7,212,753	2,680,558

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(3,875,164)	$(6,341,069)	$(12,635,135)	$(21,579,230)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,083,732	(437,719)	4,446,136	1,269,877
Foreign currency forward contract gains (losses)	(3,087,699)	461,866	(4,546,081)	(673,376)
Interest rate swap and cap contract gains (losses)	156,426	141,541	74,362	(258,118)
Other comprehensive income (loss)	152,459	165,688	(25,583)	338,383
Comprehensive loss	(3,722,705)	(6,175,381)	(12,660,718)	(21,240,847)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	33,036	2,642	100,789	11,363
Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(3,689,669)	$(6,172,739)	$(12,559,929)	$(21,229,484)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	47,174,543	$47,174	6,585,799	$6,586	$480,692,731	$(27,665,337)	$(43,777,711)	$1,377,950	$410,681,393	$(48,470)	$410,632,923	$10,711,682
Gross proceeds from issuance of common stock	1,027,612	1,028	564,591	565	17,309,777	—	—	—	17,311,370	—	17,311,370	—
Offering costs	—	—	—	—	(1,733,335)	—	—	—	(1,733,335)	—	(1,733,335)	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	4,875,454	4,875,454	—
Changes to redeemable common stock	—	—	—	—	(11,986,832)	—	—	—	(11,986,832)	—	(11,986,832)	11,986,832
Redemptions of common stock	(111,574)	(112)	(4,061)	(4)	—	—	—	—	(116)	—	(116)	(1,487,154)
Distributions	—	—	—	—	—	(24,524,724)	—	—	(24,524,724)	—	(24,524,724)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(201,197)	(201,197)	—
Issuance of shares for distribution reinvestment plan	1,022,581	1,023	154,527	154	11,986,832	—	—	—	11,988,009	—	11,988,009	—
Stock compensation expense	—	—	—	—	21,347	—	—	—	21,347	—	21,347	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(12,534,550)	—	(12,534,550)	—	(12,534,550)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(100,585)	(100,585)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,446,136	4,446,136	—	4,446,136	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(4,546,081)	(4,546,081)	—	(4,546,081)	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	74,362	74,362	—	74,362	—
Balance as of September 30, 2017	49,113,162	$49,113	7,300,856	$7,301	$496,290,520	$(52,190,061)	$(56,312,261)	$1,352,367	$389,196,979	$4,525,202	$393,722,181	$21,211,360

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,635,135)	$(21,579,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,891,510	15,964,496
Accretion of fair market value adjustment of secured debt	(231,388)	(253,843)
Amortization of debt issuance costs	1,096,071	2,101,477
Expense related to issuance of restricted stock	21,347	26,609
Increase (decrease) in cash from changes in assets and liabilities:
Other assets	(2,563,309)	(1,435,611)
Restricted cash	(1,710,698)	(957,777)
Accounts payable and accrued liabilities	3,985,234	3,654,629
Due to affiliates	117,085	419,619
Net cash provided by (used in) operating activities	13,970,717	(2,059,631)
Cash flows from investing activities:
Purchase of real estate	(49,432,644)	(454,364,443)
Additions to real estate facilities	(2,797,888)	(5,553,599)
Deposits on acquisition of real estate facilities	—	(5,300,100)
Settlement of foreign currency hedges	(4,072,790)	—
Restricted cash	(735,138)	(956,614)
Net cash used in investing activities	(57,038,460)	(466,174,756)
Cash flows from financing activities:
Gross proceeds from issuance of debt	166,186,951	354,598,908
Pay down of debt	(127,671,050)	(125,154,150)
Scheduled principal payments on debt	(1,109,798)	(128,910)
Debt issuance costs	(528,744)	(4,308,513)
Gross proceeds from issuance of common stock	18,879,430	259,463,320
Offering costs	(2,152,888)	(23,805,197)
Redemption of common stock	(1,085,756)	(731,746)
Distributions paid to common stockholders	(12,425,167)	(7,719,811)
Distributions paid to noncontrolling interests in our Operating Partnership	(177,398)	(9,019)
Net cash provided by financing activities	39,915,580	452,204,882
Impact of foreign exchange rate changes on cash	122,718	(112,802)
Change in cash and cash equivalents	(3,029,445)	(16,142,307)
Cash and cash equivalents, beginning of period	14,993,869	28,104,470
Cash and cash equivalents, end of period	$11,964,424	$11,962,163
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$11,694,161	$3,759,238
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$250,000	$2,004,907
Proceeds from issuance of common stock in other assets	$—	$465,453
Debt and accrued liabilities assumed during purchase of real estate facilities	$39,967,786	$33,039,762
Redemption of common stock included in accounts payable and accrued liabilities	$646,796	$335,797
Transfer of construction in process to real estate facilities	$1,782,546	$—
Offering costs included in due to affiliates	$299,299	$2,306,949
Offering costs included in accounts payable and accrued liabilities	$—	$27,959
Debt issuance costs included in accounts payable and accrued liabilities	$—	$20,789
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$574,120	$931,494
Issuance of shares pursuant to distribution reinvestment plan	$11,988,010	$7,354,310
Distributions payable	$2,743,955	$2,285,075
Issuance of units in our Operating Partnership for purchase of real estate facilities	$4,875,454	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013, was the sponsor (“Sponsor”) of our Offering of shares of common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

On October 1, 2015, SmartStop Self Storage, Inc. (“SmartStop”) and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Extra Space Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Extra Space Merger, our Sponsor was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our sponsor. The former executive management team of SmartStop continues to serve as the executive management team for our Sponsor. In addition, our management team at the time of the Extra Space Merger continues to serve on our management team, as well as the management team of our Advisor and Property Manager.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Offering to offer two classes of shares of common stock: Class A Shares and Class T Shares. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2017, we had sold approximately 1.0 million Class A Shares and approximately 0.2 million Class T Shares for approximately $10.4 million and $1.6 million, respectively, in our DRP Offering.

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

September 30, 2017

(Unaudited)

As a result of the calculation of our estimated value per share, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.22 for both Class A Shares and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 7) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of September 30, 2017, we owned approximately 99.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.9% of the common units are owned by our Advisor, Strategic 1031, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the closing of the Extra Space Merger, we entered into new property management agreements with our Property Manager and our Property Manager entered into sub-property management agreements with an affiliate of Extra Space for the management of our properties in the United States. Furthermore, Extra Space acquired the rights to the “SmartStop® Self Storage” brand in the United States through the Merger, and all properties in the United States were subsequently operated under the Extra Space name. However, any properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and continue to be branded using the SmartStop® Self Storage brand.

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement effective October 1, 2017. As of October 1, 2017, our Property Manager now manages all of our properties directly. In addition, our Sponsor reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. Please see Note 7 – Related Party Transactions – Property Management Agreement.

All properties owned or acquired in Canada have been and will continue to be, managed by a subsidiary of our Sponsor and branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

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

September 30, 2017

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

As of September 30, 2017 and December 31, 2016, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.4 million and approximately $17.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2017 and 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three months ended September 30, 2017 and 2016, we expensed none and approximately $1.1 million, respectively, of acquisition-related transaction costs. During the nine months ended September 30, 2017 and 2016, we expensed approximately $0.5 million and $11.8 million, respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2017 and 2016, no impairment losses were recognized.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Real Estate Facilities

Real estate facilities are recorded based on fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2017, the gross amounts allocated to in-place lease intangibles was approximately $34.0 million and accumulated amortization of in-place lease intangibles totaled approximately $27.3 million. As of December 31, 2016, the gross amounts allocated to in-place lease intangibles was approximately $29.2 million and accumulated amortization of in-place lease intangibles totaled approximately $16.1 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2017, 2018, 2019, 2020, 2021, and thereafter is approximately $2.5 million, $2.5 million, $0.1 million, $0.1 million, $0.1 million, and $1.4 million respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility is presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2017 and December 31, 2016, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.3 million and $0.7 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2017 and December 31, 2016, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $0.5 million and $0.2 million, respectively.

Organization and Offering Costs

Our Advisor funded organization and offering costs on our behalf. We were required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor was required to reimburse us within 60 days after the end of the month in which the Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Such costs would have been recognized as a liability when we had a present responsibility to reimburse our Advisor, which is defined in our Advisory Agreement as the date we satisfied the minimum offering requirements of our Offering (which occurred on May 23, 2014). If at any point in time we determined that the total organization and offering costs were expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we would have recognized such excess as a capital contribution from our Advisor. However, subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering, and thus there was no reimbursement. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii)  the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent the due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering. We recorded a liability within Due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T Shares as an offering cost.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares are contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

For the nine months ended September 30, 2017, we received redemption requests totaling approximately $1.5 million (approximately 160,000 shares), $380,000 of which were fulfilled in April 2017, $460,000 of which were fulfilled in July 2017 and $650,000 of which were included in accounts payable and accrued liabilities as of September 30, 2017, and fulfilled in October 2017.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we use when measuring fair value:

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

September 30, 2017

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

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at September 30, 2017 and December 31, 2016. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$214,800,000	$218,597,197	$158,700,000	$166,410,537

As of September 30, 2017, we had interest rate swaps on four of our loans (See Notes 5 and 6). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2017, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. As of September 30, 2017, all of our derivative instruments met the criteria for hedge accounting.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented, the dilutive effect of unrestricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU will still be applied using either a full retrospective or modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While we continue to evaluate the standard, based upon our assessment to date, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements, because substantially all of our lease revenues are derived from month-to-month leases.

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

September 30, 2017

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2017:

Real estate facilities
Balance at December 31, 2016	$727,455,733
Facility acquisitions	90,112,135
Impact of foreign exchange rate changes	8,636,972
Asset disposals	(141,412)
Improvements and additions	3,266,246
Balance at September 30, 2017	$829,329,674
Accumulated depreciation
Balance at December 31, 2016	$(14,855,188)
Asset disposals	141,412
Depreciation expense	(14,756,893)
Impact of foreign exchange rate changes	(212,694)
Balance at September 30, 2017	$(29,683,363)

The following table summarizes the preliminary purchase price allocation for our acquisitions during the nine months ended September 30, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued or Assumed	2017 Revenue(1)	2017 Property Operating Income (Loss)(2)
Aurora II - CO	1/11/17	$9,780,754	$319,246	$10,100,000	$—	$587,087	$317,404
Dufferin - ONT(3)	2/01/17	22,545,843	1,538,440	24,084,283	11,111,469	1,366,449	904,863
Mavis - ONT(3)	2/01/17	19,150,741	1,368,637	20,519,378	9,366,048	1,136,440	732,052
Brewster - ONT(3)	2/01/17	13,663,740	911,564	14,575,304	6,121,600	880,444	470,363
Granite - ONT(3)	2/01/17	11,827,875	275,863	12,103,738	6,821,686	501,061	133,990
Centennial - ONT(3)(4)	2/01/17	13,143,182	—	13,143,182	4,939,433	157,735	(100,206)
Total		$90,112,135	$4,413,750	$94,525,885	$38,360,236	$4,629,216	$2,458,466

(1)	The operating results of the facilities acquired above have been included in our consolidated statements of operations since their respective acquisition date.
(2)

Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses, and costs incurred in connection with the property management changes.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

(3)	Allocation based on CAD/USD exchange rates as of date of acquisition. See Note 7 for further discussion regarding the Toronto Merger.
(4)	The Centennial property opened in November 2016 with occupancy at 0%. The property’s occupancy at acquisition was approximately 11% and increased to approximately 54% as of September 30, 2017.

The purchase price allocations included above are preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisitions. We anticipate finalizing the purchase price allocations by December 31, 2017, as further evaluations are completed and additional information is received from third parties.

We incurred acquisition fees to our Advisor related to the Aurora II acquisition of approximately $0.2 million for the nine months ended September 30, 2017.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the nine months ended September 30, 2017, and 2016 as if the Company’s acquisitions that occurred during 2017 and 2016 each had occurred as of January 1, 2016 and 2015, respectively. This pro forma information does not purport to represent what our actual results of operations would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the nine months ended
	September 30, 2017	September 30, 2016
Pro forma revenue	$57,188,309	$52,162,082
Pro forma operating expenses	(45,413,134)	(50,700,567)
Pro forma net loss attributable to common stockholders	(2,562,702)	(12,844,955)

The pro forma financial information for the nine months ended September 30, 2017 and 2016 was adjusted to exclude approximately $0.5 million and $11.7 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	September 30, 2017	December 31, 2016	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$12,124,691	$12,263,391	5.73%	9/1/2023
Amended KeyBank Credit Facility(2)	89,382,500	12,300,000	3.49%	12/22/2018
Milton fixed rate(3)	5,288,268	4,956,483	5.81%	10/15/2018
Burlington I fixed rate(3)	5,176,185	4,870,817	5.98%	10/15/2018
Burlington I variable rate(3)	2,416,893	2,242,880	5.32%	10/15/2018
Oakville I variable rate(3)	8,067,812	7,486,937	4.95%	12/31/2017
Burlington II and Oakville II variable rate(3)	12,979,474	12,232,378	3.80%	2/28/2021
Oakland and Concord loan(4)	20,000,000	20,000,000	3.95%	4/10/2023
Amended KeyBank Property Loan(5)	—	92,753,550	N/A	5/1/2017
KeyBank CMBS Loan(6)	95,000,000	95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(7)	52,000,000	—	4.65%	5/1/2027
$11M KeyBank Subordinate Loan(8)	11,000,000	—	4.99%	6/1/2020
Midland North Carolina CMBS Loan(9)	47,249,999	47,249,999	5.31%	8/1/2024
Dufferin loan(10)	11,349,427	—	3.21%	5/31/2019
Mavis loan(10)	9,566,312	—	3.21%	5/31/2019
Brewster loan(10)	6,252,523	—	3.21%	5/31/2019
Granite variable rate loan(11)	7,144,406	—	5.95%	6/15/2018
Centennial variable rate loan(11)	6,416,210	—	6.20%	6/15/2018
Premium on secured debt, net	1,758,054	2,069,847
Debt issuance costs, net	(2,455,672)	(2,605,542)
Total secured debt	400,717,082	310,820,740
Amended KeyBank Subordinate Loan(12)	—	10,000,000	N/A	3/31/2017
Total debt	$400,717,082	$320,820,740

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II.
(2)

As of September 30, 2017, this facility encumbers 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral).

(3)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of September 30, 2017. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).

(4)	This loan was assumed during the acquisition of the Oakland and Concord properties, along with an interest rate swap with USAmeriBank that fixes the interest rate at 3.95%.
(5)	The Amended KeyBank Property Loan was repaid in full on April 11, 2017.
(6)

This loan encumbers 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II). The separate assets of these encumbered properties are not available to pay our other debts. The equity interests in the entities that own these encumbered properties are pledged as collateral in the $11M KeyBank Subordinate Loan. See footnote 8, below.

(7)

This loan encumbers five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray). The separate assets of these encumbered properties are not available to pay our other debts. The equity interests in the entities that own these encumbered properties are pledged as collateral in the $11M KeyBank Subordinate Loan. See footnote 8, below.

(8)

This loan encumbers the equity interest in the entities that own the 34 properties (the 29 properties encumbered by the KeyBank CMBS Loan and the five properties encumbered by the KeyBank Florida CMBS Loan), and is subordinate to the existing KeyBank CMBS Loan and KeyBank Florida CMBS Loan.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

(9)

This loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments will be due monthly.

(10)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of September 30, 2017. These loans were assumed during the Toronto Merger, along with an interest rate swap with the Bank of Montreal that fixes the interest rate at 3.21%.

(11)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of September 30, 2017.
(12)	The Amended KeyBank Subordinate Loan (as defined below) was repaid in full on March 8, 2017.

The weighted average interest rate on our consolidated debt as of September 30, 2017 was approximately 4.26%.

As of September 30, 2017, we provided recourse guarantees totaling approximately $43.7 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

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

On March 8, 2017, we removed five of the properties held as collateral (Plantation, Wellington, Naples, Port St. Lucie II, and Doral) under the Amended KeyBank Property Loan (as defined below) and added them to the Amended KeyBank Credit Facility. In conjunction with adding these five properties to the Amended KeyBank Credit Facility, we borrowed $56 million which was used to repay approximately $46 million of principal on the Amended KeyBank Property Loan and the remaining outstanding principal balance on the Amended KeyBank Subordinate Loan of $10 million. As of September 30, 2017, we had approximately $89 million in borrowings outstanding under the Amended KeyBank Credit Facility.

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

September 30, 2017

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

On December 30, 2016, our Operating Partnership purchased an interest rate cap with a notional amount of $100 million that capped LIBOR at 1.5% through July 3, 2017. On May 1, 2017, our Operating Partnership purchased an interest rate cap with a notional amount of $90 million, such that as of the effective date of July 1, 2017, LIBOR is capped at 1.25% through December 22, 2018.

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

On June 1, 2016, we, through certain affiliated entities (collectively, the “Property Loan Borrower”) entered into a credit agreement (the “Property Loan Agreement”) for a secured loan in the amount of $105 million (the “KeyBank Property Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The Property Loan Borrower borrowed $105 million in connection with the purchase of the properties in the First Phase of the 27 Property Portfolio. The KeyBank Property Loan was a term loan facility with an original maturity date of December 31, 2016. On December 29, 2016, we entered into a First Amendment to the Credit Agreement (the “First Amendment to the KeyBank Property Loan”) in connection with the KeyBank Property Loan. Prior to the First Amendment to the KeyBank Property Loan, one of the properties held as collateral was removed and added to the Amended KeyBank Credit Facility and the KeyBank Property Loan was reduced to approximately $92.8 million. The First Amendment to the KeyBank Property Loan extended the maturity date of the loan (the “Amended KeyBank Property Loan”) from December 31, 2016 to March 31, 2017.

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

September 30, 2017

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

$11M KeyBank Subordinate Loan

On June 1, 2017, we entered into a credit agreement (the “$11M Subordinate Loan Agreement”) in which we borrowed $11 million (the “$11M KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. This loan is subordinate to the existing KeyBank CMBS Loan and the KeyBank Florida CMBS Loan, and encumbers the same 34 properties already encumbered by these two loans.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The $11M KeyBank Subordinate Loan has an initial term of three years, maturing on June 1, 2020, with a one-year extension option subject to certain conditions in the credit agreement. The $11M KeyBank Subordinate Loan bears interest based on the type of borrowing elected by us. An ABR Borrowing bears interest at the lesser of (x) the Alternate Base Rate (as defined in the $11M Subordinate Loan Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the $11M Subordinate Loan Agreement). A Eurodollar Borrowing bears interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the $11M Subordinate Loan Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the $11M Subordinate Loan Agreement). The Applicable Rate means 375 basis points for any Eurodollar Borrowing and 275 basis points for any ABR Borrowing. The proceeds from the $11M KeyBank Subordinate Loan were primarily used to pay down the Amended KeyBank Credit Facility.

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2017:

2017	$8,529,839
2018	117,798,927
2019	27,008,925
2020	12,631,805
2021	14,087,362
2022 and thereafter	221,357,842
Total payments	401,414,700
Premium on secured debt, net	1,758,054
Debt issuance costs, net	(2,455,672)
Total	$400,717,082

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

Foreign Currency Forward

Our objectives in using foreign currency derivatives are to add stability to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar and to manage our exposure to exchange rate movements. To accomplish this objective, we use foreign currency forwards as part of our exchange rate risk management strategy. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the forward contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the forward contract. We have designated the foreign currency forward as a net investment hedge and changes in the fair value of the derivative are reported in accumulated other comprehensive income.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of September 30, 2017:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$20,000,000		3.95%	May 18, 2016	April 10, 2023
Dufferin loan	14,162,000	(1)	3.21%	February 1, 2017	May 31, 2019
Mavis loan	11,937,000	(1)	3.21%	February 1, 2017	May 31, 2019
Brewster loan	7,802,000	(1)	3.21%	February 1, 2017	May 31, 2019
Interest Rate Cap:
LIBOR	$90,000,000		1.25%	July 1, 2017	December 22, 2018
Foreign Currency Forward:
Denominated in CAD	$101,000,000	(1)	1.2526	August 31, 2017	March 29, 2018

(1)	Notional amounts shown are denominated in CAD.

On February 1, 2017, to hedge our net investment related to the Toronto Merger, we entered into a foreign currency forward contract with a notional amount of $58.5 million CAD, and a forward rate of approximately 1.3058. During the quarter ended March 31, 2017, we settled our two foreign currency forward contracts which resulted in us receiving a net settlement of approximately $1.4 million, and simultaneously entered into a third foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.3439. During the quarter ended September 30, 2017, we settled our third foreign currency forward contract, which resulted in us paying a net settlement of approximately $5.5 million, and simultaneously entered into a fourth foreign currency forward contract as noted in the table above. Our gain (loss) from our settled hedges is recorded net in foreign currency forward contract gain (loss) in our consolidated statements of comprehensive loss.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2016:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$20,000,000		3.95%	May 18, 2016	April 10, 2023
Foreign Currency Forward:
Denominated in CAD	$42,500,000	(1)	1.339	March 8, 2016	March 9, 2017

(1)	Notional amount shown is denominated in CAD.

The following table presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2017	December 31, 2016
Interest Rate Swaps
Other assets	$290,523	$41,884
Accounts payable and accrued liabilities	43,290	—
Interest Rate Cap
Other assets	$330,602	$—
Foreign Currency Forward
Other assets	$—	$86,315
Accounts payable and accrued liabilities	386,976	—

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Organization and Offering Costs

Organization and offering costs of the Offering could be paid by our Advisor on our behalf and were reimbursed to our Advisor from the proceeds of our Offering. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fees and stockholder servicing fees) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor was obligated to reimburse us within 60 days after the end of the month which the Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. However, subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering, and thus there was no reimbursement.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As noted above, we were required under our Advisory Agreement to reimburse our Advisor for organization and offering costs.

Our Advisory Agreement also required our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and organization and offering expenses, were in excess of 15% of gross proceeds from the Offering. However, subsequent to the termination of our Primary Offering on January 9, 2017, we determined offering expenses were not in excess of 15% of gross proceeds from the Offering, and thus there was no reimbursement.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to the Advisory Agreement, our Advisor is obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. Our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

Our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager could also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, could not exceed 3% of gross offering proceeds from sales in the Offering.

Affiliated Dealer Manager

Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Since inception, our Property Manager has served as the property manager for each of our properties pursuant to separate property management agreements. From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property. On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate each sub-property management agreement effective October 1, 2017. As of October 1, 2017, our Property Manager terminated each sub-property management agreement, and our Property Manager now manages all our properties directly. In connection with these terminations, each property management agreement that was subject to a sub-property management agreement with Extra Space was amended and, where applicable, we paid Extra Space a termination fee, as described below.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Prior Arrangement

Under the property management agreements in effect from October 1, 2015 through September 30, 2017 for our properties located in the United States, our Property Manager received a monthly management fee for each property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of our Property Manager’s costs of managing the properties. In addition, Extra Space agreed to pay up to $25,000 per property toward the signage and set-up costs associated with converting such property to the Extra Space brand (the “Set-Up Amount”). The property management agreements had a three year term and automatically renewed for successive one year periods thereafter, unless we or our Property Manager provided prior written notice at least 90 days prior to the expiration of the term. In general, if we terminated a property management agreement without cause during the initial three year term, we would have been required to pay our Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed. After the end of the initial three year term, we could have terminated a property management agreement on 30 days prior written notice without payment of a termination fee. Our Property Manager could have terminated a property management agreement on 60 days prior written notice to us.

The sub-property management agreements between our Property Manager and Extra Space were substantially the same as the foregoing property management agreements. Under the sub-property management agreements, our Property Manager paid Extra Space a monthly management fee for each property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee was due and payable to Extra Space for the months of January and July each year during the term. Extra Space had the exclusive right to offer tenant insurance to the tenants and was entitled to all of the benefits of such tenant insurance. The sub-property management agreements also had a three year term and automatically renewed for successive one year periods thereafter, unless our Property Manager or Extra Space provided prior written notice at least 90 days prior to the expiration of the term. In general, if our Property Manager terminated a sub-property management agreement without cause during the initial three year term, it would have been required to pay Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed. After the end of the initial three year term, our Property Manager could have terminated a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space could have terminated a sub-property management agreement on 60 days prior written notice to our Property Manager.

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated each sub-property management agreement with Extra Space, and we amended each of our corresponding property management agreements as described below. To the extent a termination fee would have been owed by any of our property-owning subsidiaries had its corresponding property management agreement with our Property Manager been terminated, each such property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreements. The aggregate costs incurred in connection with the property management changes were approximately $0.8 million. This amount was included in property operating expenses – affiliates in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Property Management Subsequent to September 30, 2017

In connection with the termination of each sub-property management agreement, each corresponding property management agreement was amended effective as of October 1, 2017. Pursuant to the amended property management agreements, our Property Manager receives: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we have agreed with our Property Manager to share equally in the net revenue attributable to the sale of tenant insurance at our properties. The property management agreements have a three year term and automatically renew for successive one year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

In connection with the change in our property management operations, each of our stores in the United States has been rebranded under the “SmartStop® Self Storage” brand.

Our self storage properties located in Canada are subject to separate property management agreements with our Property Manager. Under each agreement, our Property Manager receives a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also receives a one-time fee for each property acquired by us that is managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assists with the development or redevelopment of a property, we pay a separate market-based fee for such services. In addition, our Property Manager is entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we agreed with our Property Manager to share net tenant protection plan revenues equally between us and our Property Manager.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2016 and the nine months ended September 30, 2017, as well as any related amounts payable as of December 31, 2016 and September 30, 2017:

	Year Ended December 31, 2016			Nine Months Ended September 30, 2017
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$735,891	$777,354	$6,508	$589,299	$472,214	$123,593
Asset management fees	2,970,846	2,970,846	—	3,978,872	3,978,872	—
Property management fees(1)	2,752,862	2,752,862	—	4,166,598	4,166,598	—
Acquisition expenses	10,729,535	10,729,535	—	212,577	212,577	—
Additional Paid-in Capital
Selling commissions	21,141,748	21,141,748	—	966,516	966,516	—
Dealer Manager fee	6,573,962	6,573,760	160,714	353,167	513,881	—
Stockholder servicing fee(2)	3,297,305	286,292	3,011,013	299,299	518,070	2,792,242
Offering costs	444,719	444,719	—	33,466	33,466	—
Total	$48,646,868	$45,677,116	$3,178,235	$10,599,794	$10,862,194	$2,915,835

(1)

During the nine months ended September 30, 2017 and year ended December 31, 2016, property management fees included approximately $3.2 million and $2.2 million, respectively, of fees paid to the sub-property manager of our properties. This includes the costs incurred related to the change in property management of approximately $0.8 million.

(2)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Storage Auction Program

In March 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Through September 30, 2017, our sub-property manager did not utilize the Auction Company at our properties. Our Property Manager may in the future utilize the Auction Company, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

Toronto Merger

On February 1, 2017, we entered into a definitive Agreement and Plan of Merger (the “Toronto Merger Agreement”) pursuant to which SST II Toronto Acquisition, LLC, a wholly owned and newly formed subsidiary of our Operating Partnership, merged (the “Toronto Merger”) with and into SS Toronto, a subsidiary of our Sponsor, with SS Toronto surviving the Toronto Merger and becoming a wholly owned subsidiary of our Operating Partnership. In connection with the Toronto Merger, we acquired five self storage properties located in the Greater Toronto Areas of North York, Mississauga, Brampton, Pickering and Scarborough (the “SS Toronto Properties”). Each property is operated under the “SmartStop” brand.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 13, 2017, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $10.22 per Class A Share and Class T Share. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of September 30, 2017, we had sold approximately 1.0 million Class A Shares and approximately 0.2 million Class T Shares through our DRP Offering.

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

September 30, 2017

(Unaudited)

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

For the nine months ended September 30, 2017, we received redemption requests totaling approximately $1.5 million (approximately 160,000 shares), $380,000 of which were fulfilled in April 2017, $460,000 of which were fulfilled in July 2017 and $650,000 of which were included in accounts payable and accrued liabilities as of September 30, 2017, and fulfilled in October 2017. For the nine months ended September 30, 2016, we received redemption requests for an aggregate of approximately 110,000 shares (approximately $1.1 million), $530,000 of which were fulfilled in April 2016, $160,000 of which were fulfilled in July 2016 and $370,000 of which were included in accounts payable and accrued liabilities as of September 30, 2016 and fulfilled in October 2016.

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

Note 9. Declaration of Distributions

On September 18, 2017, our board of directors declared a distribution rate for the fourth quarter of 2017 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2017 and continuing on each day thereafter through and including December 31, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Total revenues	$14,457,550	$14,939,818	$17,707,546	$19,076,777	$19,939,512
Total operating expenses	$15,753,103	$15,830,901	$18,259,683	$18,085,017	$19,197,777
Operating income (loss)	$(1,295,553)	$(891,083)	$(552,137)	$991,760	$741,735
Net loss	$(6,341,069)	$(4,524,376)	$(5,221,480)	$(3,538,491)	$(3,875,164)
Net loss attributable to common stockholders	$(6,338,356)	$(4,522,696)	$(5,191,114)	$(3,502,661)	$(3,840,775)
Net loss per Class A Share-basic and diluted	$(0.14)	$(0.09)	$(0.09)	$(0.06)	$(0.07)
Net loss per Class T Share-basic and diluted	$(0.14)	$(0.09)	$(0.09)	$(0.06)	$(0.07)

Note 11. Subsequent Events

Distribution Reinvestment Plan Offering

As of November 10, 2017, we have issued approximately 1.1 million Class A shares of our common stock and approximately 0.2 million Class T Shares of our common stock for gross proceeds of approximately $11.6 million and approximately $1.7 million, pursuant to our DRP Offering.

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

SmartStop Asset Management, LLC (our “Sponsor”) was the sponsor of our Offering (as defined below). Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). As of September 30, 2017, we had sold approximately 1.0 million Class A Shares and approximately 0.2 million Class T Shares for approximately $10.4 million and $1.6 million, respectively, in our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

As of September 30, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alabama	1	1,080	159,000	2.7%	94.0%		1.4%
California	19	11,470	1,233,400	20.5%	94.9%		24.5%
Colorado	4	2,140	227,200	3.8%	89.8%		3.7%
Florida	13	10,440	1,237,900	20.5%	95.1%		23.8%
Illinois	2	1,030	107,500	1.8%	90.1%		1.5%
Indiana	2	1,000	112,100	1.9%	93.3%		1.1%
Maryland	2	1,610	172,900	2.9%	94.0%		3.4%
Michigan	4	2,180	261,000	4.3%	97.0%		3.5%
New Jersey	1	460	51,000	0.8%	97.0%		0.8%
Nevada	3	2,220	290,400	4.8%	96.9%		4.1%
North Carolina	14	5,720	822,100	13.6%	91.9%		11.2%
Ohio	5	2,210	272,300	4.5%	91.4%		2.6%
South Carolina	2	1,420	194,600	3.2%	95.6%		2.6%
Washington	1	490	48,100	0.8%	95.0%		0.9%
Greater Toronto Area	10	7,860	840,100	13.9%	83.6%	(5)	14.9%
Total	83	51,330	6,029,600	100%	92.7%		100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 540,000 square feet).

(3)

Represents the occupied square feet of all facilities we owned in a state or the Greater Toronto Area divided by total rentable square feet of all the facilities we owned in such state or area as of September 30, 2017.

(4)	Represents rental income for all facilities we owned in a state or the Greater Toronto Area divided by our total rental income for the month ended September 30, 2017.
(5)

The Oakville I property opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 73% as of September 30, 2017. The Centennial property was acquired on February 1, 2017 with occupancy of approximately 11%. The property’s occupancy has increased to approximately 54% as of September 30, 2017.

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

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

As of September 30, 2017 and 2016, we owned 83 and 66 self storage facilities, respectively. Our operating results for the three months ended September 30, 2016 include full quarter results for 63 self storage facilities and partial quarter results for three facilities acquired during the quarter ended September 30, 2016. Our operating results for the three months ended September 30, 2017 include full quarter results for those 66 self storage facilities plus full quarter results for an additional 17 self storage facilities acquired during the fourth quarter of 2016 and the first quarter of 2017. Therefore, we believe there is little basis for comparison between the three months ended September 30, 2017 and 2016.

Our operating results for the nine months ended September 30, 2016 include full nine months of operations for 33 self storage facilities and partial nine months of operations for 33 facilities acquired during the nine months ended September 30, 2016. Our operating results for the nine months ended September 30, 2017 include full nine months of operations for those 66 self storage facilities and the 11 self storage facilities acquired during the fourth quarter of 2016, plus partial nine months of operations for the additional six self storage facilities acquired during the first quarter of 2017. Therefore, we believe there is little basis for comparison between the nine months ended September 30, 2017 and 2016.

Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Total Revenues

Total revenues for the three months ended September 30, 2017 and 2016 were approximately $19.9 million and $14.5 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 83 properties for the third quarter of 2017, compared to a full quarter of operations for 63 properties and a partial quarter of operations for three properties for the third quarter of 2016.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2017 and 2016 were approximately $6.5 million and $4.8 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 83 properties for the third quarter of 2017, compared to a full quarter of operations for 63 properties and a partial quarter of operations for three properties for the third quarter of 2016.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2017 and 2016 were approximately $3.3 million and $1.9 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 83 properties for the third quarter of 2017, compared to a full quarter of operations for 63 properties and a partial quarter of operations for three properties for the third quarter of 2016, as well as the costs incurred in conjunction with the property management changes.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 and 2016 were approximately $0.8 million and $0.6 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, legal, and board of directors related costs commensurate with our increased operational activity.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2017 and 2016 were approximately $8.7 million and $7.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 83 properties for the third quarter of 2017, compared to a full quarter of operations for 63 properties and a partial quarter of operations for three properties for the third quarter of 2016.

Acquisition Expenses – Affiliates

There were no acquisition expenses – affiliates for the three months ended September 30, 2017, compared to approximately $0.8 million for the three months ended September 30, 2016. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired during the three months ended September 30, 2016.

Other Property Acquisition Expenses

There were no other property acquisition expenses for the three months ended September 30, 2017, compared to approximately $0.3 million for the three months ended September 30, 2016. These acquisition expenses include property acquisition expenses incurred by third parties and primarily relate to the costs associated with the self storage properties acquired during the three months ended September 30, 2016.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended September 30, 2017 and 2016 were approximately $4.2 million and $2.8 million, respectively. The increase is primarily attributable to the additional debt obtained in conjunction with the three properties acquired during the third quarter of 2016, the 11 self storage facilities acquired during the fourth quarter of 2016, and six properties acquired during the first quarter of 2017. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2017 and 2016 were approximately $0.3 million and $2.1 million, respectively. The decrease in interest expense – debt issuance costs is primarily attributable to approximately $0.8 million of costs incurred related to the KeyBank CMBS Loan that were expensed in accordance with GAAP during the third quarter of the 2016, and the amortization of debt issuance costs related to the Amended KeyBank Property Loan which were fully amortized in 2016.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2016 excluding Oakville I, which completed development during the second quarter of 2016) for the three months ended September 30, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue (1)	$15,204,903	$14,182,117	7.2%	$4,734,609	$275,433	N/M	$19,939,512	$14,457,550	37.9%
Property operating expenses (2)	5,847,987	5,483,226	6.7%	1,783,219	199,492	N/M	7,631,206	5,682,718	34.3%
Operating income	$9,356,916	$8,698,891	7.6%	$2,951,390	$75,941	N/M	$12,308,306	$8,774,832	40.3%
Number of facilities	62	62		21	4		83	66
Rentable square feet (3)	4,480,500	4,480,500		1,549,100	372,800		6,029,600	4,853,300
Average physical occupancy (4)	94.1%	93.4%		N/M	N/M		92.8%	92.2%
Annualized rent per occupied square foot (5)	$15.08	$14.15		N/M	N/M		$15.00	$14.12

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses, and costs incurred in connection with the property management changes, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 and approximately 390,000 as of September 30, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 350,000 square feet.

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

Our increase in same-store revenue of approximately $1.0 million was primarily the result of increased average physical occupancy of approximately 0.7% and increased rent per occupied square foot of approximately 6.6% for the three months ended September 30, 2017 over the three months ended September 30, 2016.

Our same-store property operating expenses increased by approximately $0.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in property taxes caused by reassessments on the Florida properties acquired during 2016.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,
	2017	2016
Net loss	$(3,875,164)	$(6,341,069)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	775,709	—
Asset management fees (2)	1,356,792	991,620
General and administrative	762,642	637,302
Depreciation	5,145,952	3,741,831
Intangible amortization expense	3,525,476	3,620,992
Acquisition expenses—affiliates	—	751,331
Other property acquisition expenses	—	327,309
Interest expense	4,310,132	2,905,979
Interest expense—accretion of fair market value of secured debt	(113,718)	(110,831)
Interest expense—debt issuance costs	329,877	2,088,310
Other	90,608	162,058
Total operating income	$12,308,306	$8,774,832

(1)

Costs incurred in connection with the property management changes are included in Property operating expenses – affiliates in the consolidated statement of operations for the three months ended September 30, 2017.

(2)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

Total Revenues

Total revenues for the nine months ended September 30, 2017 and 2016 were approximately $56.7 million and $30.5 million, respectively. The increase in total revenues is primarily attributable to a full nine months of operations for 77 properties and a partial nine months of operations for six properties for the nine months ended September 30, 2017, compared to a full nine months of operations for 33 properties and a partial nine months of operations for 33 properties for the nine months ended September 30, 2016.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2017 and 2016 were approximately $18.4 million and $10.9 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full nine months of operations for 77 properties and a partial nine months of operations for six properties for the nine months ended September 30, 2017, compared to a full nine months of operations of 33 properties and a partial nine months of operations for 33 properties for the nine months ended September 30, 2016.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2017 and 2016 were approximately $8.1 million and $3.8 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full nine months of operations of 77 properties and a partial nine months of operations for six properties for the nine months ended September 30, 2017, compared to a full nine months of operations for 33 properties and a partial nine months of operations for 33 properties for the nine months ended September 30, 2016, as well as the costs incurred in conjunction with the property management changes.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 and 2016 were approximately $2.6 million and $2.1 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, transfer agent fees, legal, and board of directors related costs commensurate with our increased operational activity.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2017 and 2016 were approximately $25.9 million and $16.0 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full nine months of operations for 77 properties and a partial nine months of operations for six properties for the nine months ended September 30, 2017, compared to a full nine months of operations for 33 properties and a partial nine months of operations for 33 properties for the nine months ended September 30, 2016.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2017 and 2016 were approximately $0.2 million and $9.0 million, respectively. These acquisition expenses primarily relate to the costs associated with the self storage properties acquired in the respective periods.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2017 and 2016 were approximately $0.3 million and $2.8 million, respectively. These acquisition expenses include property acquisition expenses incurred by third parties and primarily relate to the costs associated with the self storage properties acquired in the respective periods.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the nine months ended September 30, 2017 and 2016 were approximately $11.7 million and $4.4 million, respectively. The increase is primarily attributable to the debt obtained in conjunction with the three properties acquired during the third quarter of 2016, the 11 self storage facilities acquired during the fourth quarter of 2016, and the six properties acquired during the first quarter of 2017. We expect interest expense to increase in future periods commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2017 and 2016 were approximately $1.8 million and $2.9 million, respectively. The decrease in interest expense – debt issuance costs is primarily attributable to the amortization of debt issuance costs related to the Amended KeyBank Property Loan which were fully amortized in 2016. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016) for the nine months ended September 30, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue (1)	$19,262,967	$17,089,540	12.7%	$37,460,867	$13,401,788	N/M	$56,723,834	$30,491,328	86.0%
Property operating expenses (2)	7,215,681	7,395,179	(2.4)%	14,533,673	5,368,557	N/M	21,749,354	12,763,736	70.4%
Operating income	$12,047,286	$9,694,361	24.3%	$22,927,194	$8,033,231	N/M	$34,974,480	$17,727,592	97.3%
Number of facilities	33	33		50	33		83	66
Rentable square feet(3)	2,075,700	2,075,700		3,953,900	2,777,600		6,029,600	4,853,300
Average physical occupancy (4)	93.8%	89.0%		N/M	N/M		91.9%	90.1%
Annualized rent per occupied square foot(5)	$13.52	$12.66		N/M	N/M		$14.48	$14.04

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses, and costs incurred in connection with the property management changes, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 and approximately 390,000 as of September 30, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 100,000 square feet.

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

Our increase in same-store revenue of approximately $2.2 million was primarily the result of increased average physical occupancy of approximately 4.8% and increased rent per occupied square foot of approximately 6.8% for the nine months ended September 30, 2017 over the nine months ended September 30, 2016.

Our same-store property operating expenses decreased by approximately $0.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to decreased repair and maintenance expense.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Nine Months Ended September 30,
	2017	2016
Net loss	$(12,635,135)	$(21,579,230)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	775,709	—
Asset management fees (2)	3,978,872	1,930,643
General and administrative	2,642,433	2,086,167
Depreciation	14,865,271	7,635,527
Intangible amortization expense	11,026,239	8,328,969
Acquisition expenses—affiliates	212,577	9,007,362
Other property acquisition expenses	292,022	2,758,340
Interest expense	11,979,432	4,678,187
Interest expense—accretion of fair market value of secured debt	(231,388)	(253,843)
Interest expense—debt issuance costs	1,849,114	2,907,873
Other	219,334	227,597
Total operating income	$34,974,480	$17,727,592

(1)

Costs incurred in connection with the property management changes are included in Property operating expenses – affiliates in the consolidated statement of operations for the nine months ended September 30, 2017.

(2)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

However, FFO or modified funds from operations (“MFFO”), discussed below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operational performance and is, therefore, given more prominence than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO. Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenses associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our Offering, including our DRP Offering, to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Primary Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Primary Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Primary Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Primary Offering has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, realized and unrealized gains and losses on foreign exchange holdings and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net loss (attributable to common stockholders)	$(3,840,775)	$(6,338,356)	$(12,534,550)	$(21,567,686)
Add:
Depreciation	5,107,435	3,719,241	14,756,893	7,583,196
Amortization of intangible assets	3,525,476	3,620,992	11,026,239	8,328,969
Deduct:
Adjustment for noncontrolling interests	(76,667)	(3,308)	(207,947)	(8,467)
FFO (attributable to common stockholders)	4,715,469	998,569	13,040,635	(5,663,988)
Other Adjustments:
Acquisition expenses(1)	—	1,078,640	504,599	11,765,702
Accretion of fair market value of secured debt(2)	(113,718)	(110,831)	(231,388)	(253,843)
Adjustment for noncontrolling interests	1,010	(443)	(2,811)	(6,471)
MFFO (attributable to common stockholders)	$4,602,761	$1,965,935	$13,311,035	$5,841,400

As discussed above, our results of operations for the three and nine months ended September 30, 2017 and 2016 have been significantly impacted by our acquisitions. The information below should be read in conjunction with the discussion regarding the acquisitions above.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Debt issuance costs of approximately $0.3 million and $2.1 million, respectively, were recognized for the three months ended September 30, 2017 and 2016. Debt issuance costs of approximately $1.8 million and $2.9 million, respectively, were recognized for the nine months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
Net cash flow provided by (used in):
Operating activities	$13,970,717	$(2,059,631)	$16,030,348
Investing activities	(57,038,460)	(466,174,756)	$409,136,296
Financing activities	39,915,580	452,204,882	$(412,289,302)

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2017 and 2016 were approximately $13.9 million and ($2.1 million), respectively, a change of approximately $16.0 million. The change in cash provided by (used in) our operating activities is primarily the result a change from a net loss of ($5.6 million) to net income of $13.3 million, when excluding depreciation and amortization.

Cash flows used in investing activities for the nine months ended September 30, 2017 and 2016 were approximately $57.0 million and $466.2 million, respectively, a decrease in the use of cash of approximately $409.1 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $49.4 million for our acquisitions during the nine months ended September 30, 2017, compared to $454.4 million for the purchase of our acquisitions during the nine months ended September 30, 2016.

Cash flows provided by financing activities for the nine months ended September 30, 2017 and 2016 were approximately $39.9 million and $452.2 million, respectively, a decrease in the cash provided of approximately $412.3 million. The change in cash provided by financing activities was comprised of approximately $218.9 million less in net proceeds from the issuance of common stock, and approximately $191.9 million less in net proceeds from the issuance of secured debt.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of the proceeds from our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis. The organization and offering costs associated with the Offering were paid by us or our Advisor. Our Advisor was required to reimburse us within 60 days after the end of the month in which the Primary Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. However, subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering, and thus there was no reimbursement.

Our Primary Offering terminated on January 9, 2017. We believe the combination of proceeds from our Primary Offering and potential borrowing capacity should be sufficient to allow us to meet our short-term capital needs and move to the next phase of our life cycle.

Distribution Policy

On September 18, 2017, our board of directors declared a distribution rate for the fourth quarter of 2017 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2017 and continuing on each day thereafter through and including December 31, 2017. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Distributions paid in cash — common stockholders	$12,425,167		$7,719,811
Distributions paid in cash — Operating Partnership unitholders	177,398		9,019
Distributions reinvested	11,988,009		7,354,310
Total distributions	$24,590,574		$15,083,140
Source of distributions
Cash flows provided by operations	$13,970,717	57%	$—	—
Offering proceeds from Primary Offering	—	—	7,728,830	51%
Offering proceeds from distribution reinvestment plan	10,619,857	43%	7,354,310	49%
Total sources	$24,590,574	100%	$15,083,140	100%

From our inception through September 30, 2017, we paid cumulative distributions of approximately $54.6 million, as compared to cumulative FFO of approximately $0.5 million. For the nine months ended September 30, 2017, we paid distributions of approximately $24.6 million, as compared to an FFO of approximately $13.0 million which reflects acquisition related expenses of approximately $0.5 million. For the nine months ended September 30, 2016, we paid distributions of approximately $15.1 million, as compared to a negative FFO of approximately $5.7 million which reflects acquisition related expenses of approximately $11.8 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2017, our total indebtedness was approximately $401 million, which included approximately $264 million in fixed rate debt, $137 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017:

	Payments due during the years ending December 31:
	Total	2017	2018-2019	2020-2021	Thereafter
Debt interest(1)	$91,643,708	$4,347,386	$28,240,979	$21,100,257	$37,955,086
Debt principal(2)	401,414,700	8,529,839	144,807,852	26,719,167	221,357,842
Total contractual obligations	$493,058,408	$12,877,225	$173,048,831	$47,819,424	$259,312,928

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2017. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2017 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2017.

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

As of September 30, 2017, our total indebtedness was approximately $401 million, which included approximately $264 million in fixed rate debt, $137 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs. As of December 31, 2016, our total indebtedness was approximately $321 million, which included approximately $184 million in fixed rate debt, $137 million in variable rate debt and approximately $2 million in debt premium less approximately $3 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.4 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2017:

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$394,710	$12,169,647	$26,739,655	$1,362,535	$1,983,016	$221,357,842	$264,007,405
Average interest rate(1)	4.39%	4.38%	4.41%	4.46%	4.46%	4.46%
Variable rate debt	$8,135,129	$105,629,280	$269,270	$11,269,270	$12,104,346	$—	$137,407,295
Average interest rate(1)	4.01%	3.81%	4.35%	4.12%	3.80%	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2017. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2017 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2017.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”). Our existing foreign currency hedge mitigates our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party debt service costs related to our Canadian properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of approximately $12.5 million for the nine months ended September 30, 2017. Our accumulated deficit was approximately $56.3 million as of September 30, 2017.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014, 2015, and 2016, we funded 100% of our distributions using proceeds from our Offering. For the nine months ended September 30, 2017, we funded 57% of our distributions using cash flow from operations and 43% using proceeds from our DRP Offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2016. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

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
(b)

On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). On January 9, 2017, our Primary Offering terminated. As of September 30, 2017, we had issued approximately 49.4 million Class A Shares and approximately 7.5 million Class T Shares for gross proceeds of approximately $504 million and approximately $74 million, respectively through our Offering and DRP Offering. From this amount, we incurred approximately $53 million in selling commissions and dealer manager fees (of which approximately $39 million was re-allowed to third party broker-dealers, with an additional accrual of approximately $3 million in stockholder servicing fees), and approximately $5 million in other organization and offering costs. With the net offering proceeds and indebtedness, we acquired approximately $838 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $100.9 million in shares under our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of September 30, 2017, approximately $21.2 million of common stock was available for redemption and $0.6 million was included in accrued expenses and other liabilities in the consolidated balance sheets as of September 30, 2017.  During the three months ended September 30, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2017	49,477	$9.32	49,477	1,921,248(1)
August 31, 2017	-	$-	-	1,921,248(1)
September 30, 2017	-	$-	-	1,921,248(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	During the third quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)	During the third quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Storage Trust II, Inc. financial information for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: November 13, 2017	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)