Form 10-K
period 2017-12-31
Strategic Storage Trust II, Inc.
filed 2018-03-28
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.22 offering price of the Class A shares and the Class T shares in effect on June 30, 2017, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $573,000,000.

As of March 23, 2018, there were 49,637,262 outstanding shares of Class A common stock and 7,399,104 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

SmartStop Asset Management, LLC, a Delaware limited liability company (our “Sponsor”) organized in 2013, was the sponsor of our Offering of shares of common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

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

We have no employees. Our Advisor, a Delaware limited liability company, was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor, as well as a majority of the officers of our Sponsor, are also officers of us.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2017, we had sold approximately 1.4 million Class A Shares and approximately 0.2 million Class T Shares for approximately $13.9 million and $2.1 million, respectively, in our DRP Offering.  As of December 31, 2017, we owned 83 self storage properties located in 14 states and Ontario, Canada (the Greater Toronto Area).

On April 13, 2017, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $10.22 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2016. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information, for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As a result of the calculation of our estimated value per share, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.22 for both Class A Shares and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 8) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2017, we owned approximately 99.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.9% of the common units are owned by our Advisor, Strategic 1031, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

Effective October 1, 2017, our Property Manager terminated the sub-property management agreements with Extra Space and our Property Manager began managing all of our United States properties directly. In connection therewith, an affiliate of our Property Manager reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we also began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. For more information, please see Note 8 of the Notes to the Consolidated Financial Statements contained in this report.

All properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and branded using the SmartStop® Self Storage brand.

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2018 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 77% residential, 19% commercial, 2% military and 2% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from cars, boats and recreational vehicles to furniture, household items and appliances. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the 2018 Self Storage Almanac:

•	at the end of 2017 there were 44,149 facilities with 2.31 billion square feet of rentable self storage in the U.S.;
•	at the end of 2016 there were 41,879 facilities with 2.19 billion square feet of rentable self storage in the U.S.; and
•	at the end of 2015 there were 41,443 facilities with 2.16 billion square feet of rentable self storage in the U.S.

According to the 2018 Self Storage Almanac, the top 10 self storage companies own approximately 19.2% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 26.0%.

According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015), the self storage industry has been one of the fastest-growing sectors of the United States commercial real estate industry over the period of the last 40 years. Additionally, in the 30 year period between 1984 and 2014, self storage facilities in the U.S. increased from 6,601 facilities at year-end 1984 to 48,500 facilities at year-end 2014 with rentable square footage increasing from 289.7 million square feet at year-end 1984 to 2.5 billion square feet at year-end 2014.

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

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the latest data from the U.S. Census Bureau, “baby boomers” make up nearly 23% of the U.S. population. These “baby boomers” are retired or heading towards retirement age and have accumulated possessions which they wish to retain. As the “baby boomers” retire and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

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

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. As we have grown our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, our size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager nationwide, reduces our total insurance costs per property. As we acquired facilities, increased diversification further mitigates against risk and reduces the cost of insurance per property. To the extent we acquired facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of the Offering and cash from operations in self storage facilities and related self storage real estate investments. We may also use such amounts to pay down debt or make distributions. We may use an unlimited amount from any source to pay our distributions. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;
•	provide regular cash distributions to our stockholders;

•	preserve and protect our stockholders’ invested capital;
•	achieve appreciation in the value of our properties over the long term; and
•	grow net cash flow from operations in order to provide sustainable cash distributions to our stockholders over the long-term.

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

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition is approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

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

There is no limitation on the number, size or type of properties that we may acquire. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition, such as our cash from operations or our ability to obtain financing. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

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

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets, as defined, (approximately 75% of the cost basis of our assets), unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

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

Disposition Policies

As of December 31, 2017, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us, SSGT or SST IV based on the following factors:

•	the investment objectives of each program;
•	the amount of funds available to each program;
•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;
•	the strategic location of the investment in relationship to existing properties owned by each program;
•	the effect of the investment on the diversification of each program’s investments; and
•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, SSGT or SST IV, then:

•	we will have priority for large portfolios of stabilized properties with an aggregate purchase price in excess of $150 million;
•	SSGT will have priority for growth properties until it has aggregate assets (based on contract purchase price) of $250 million of more; and
•

SST IV will have priority for all stabilized properties and portfolios with aggregate purchase prices less than $150 million and growth properties once SSGT has aggregate assets (based on contract purchase price) of $250 million;

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for two or more of us, SSGT or SST IV, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

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

Investments in Mortgage Loans

As of December 31, 2017, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Investment Company Act of 1940 and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, or the 1940 Act. Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor attempts to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.

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

Geographic Information

As of December 31, 2017, we owned 83 self storage facilities located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 51,330 units and approximately 6.0 million rentable square feet.

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

We incurred a net loss of approximately $14.9 million for the fiscal year ended December 31, 2017. Our accumulated deficit was approximately $58.6 million as of December 31, 2017.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of proceeds from our DRP. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014, 2015, and 2016, we funded 100% of our distributions using proceeds from our Offering. For the year ended December 31, 2017, we funded 59% of our distributions using cash flow from operations and 41% using proceeds from our DRP Offering. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

On April 13, 2017, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.22. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA, which require us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering. When determining the estimated value per share there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

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

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

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

We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to our day-to-day operations. In addition, we rely on our Property Manager to effectively manage our properties. Thus, the success of our business depends in large part on the ability of our Advisor and Property Manager to manage our operations. Any adversity experienced by any of these parties could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

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

We may make loans to fund the development or purchase of income-producing self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investment.

We will use our cash from operations primarily to purchase income-producing self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates.

However, from time to time, we may make loans to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SSGT, and SST IV and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and two of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and two of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor, SSGT, and SST IV. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SSGT and SST IV and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SSGT, a public non-traded REIT sponsored by our Sponsor with assets of approximately $240 million as of December 31, 2017, and SST IV, a public non-traded REIT sponsored by our Sponsor that registered its initial public offering on March 17, 2017 and, as of December 31, 2017, had sold approximately $35.1 million in shares of its Class A, T and W common stock in connection with its public offering and a total of approximately $7.5 million in connection with a private offering. Our Advisor and its affiliates are actively involved in five other real estate programs (two of which invest in self storage properties) that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Our stockholders have limited control over changes in our policies and operations.

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

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our Advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor based on the type, value, location and risks associated with each investment, as well as any lender requirements, among any other factors our Advisor may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

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

Historically, we have relied on our sub-property manager to operate our self storage facilities in the United States, but we now operate all our self storage facilities through our Property Manager. Accordingly, we are subject to additional risks, such as inability to achieve similar results as our prior sub-property manager, as well as other risks inherent in managing the facilities.

Historically, our Property Manager has entered into sub-property management agreements with an affiliate of Extra Space to manage our self storage facilities located in the United States. As of October 1, 2017, our arrangement with Extra Space was terminated and our Property Manager began managing all of our properties directly. Please see Note 8 — Related Party Transactions – Property Management Agreement. There can be no assurances that our Property Manager will manage our properties as effectively as Extra Space. Accordingly, our operating results may suffer, which could have a material adverse effect on our financial condition, as well as our ability to pay distributions to stockholders.

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

We will be subject to additional risks if we continue to make international investments.

We have acquired, and may continue to acquire, properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

If we breach covenants under our Amended KeyBank Credit Facility, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

On December 22, 2015, we entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank with a maximum borrowing capacity of $105 million, which as of December 31, 2017 had increased to $145 million. The Amended KeyBank Credit Facility may be increased to a maximum credit facility size of $500 million, in minimum increments of $10 million, which KeyBank will arrange on a best efforts basis. The Amended KeyBank Credit Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on 21 of our current properties. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on this Amended KeyBank Credit Facility, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at the time of a default, KeyBank could foreclose on the properties securing such loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

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

When providing financing, lenders often impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders. If the limits set forth in these covenants prevent us from satisfying our distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to U.S. federal income tax, and potentially a nondeductible excise tax, on the retained amounts.

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

Federal Income Tax Risks

Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions at our current level as we will incur additional tax liabilities.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investor’s capital for federal income tax purposes.

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

Neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

•	part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and
•

part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) or (c)(20) of the Code may be treated as UBTI.

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

Individuals with incomes below certain thresholds are subject to federal income taxation on qualified dividends at a maximum rate of 15%. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends available as set forth in “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Tax Act”). Our stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to qualified pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a qualified pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

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

Persons investing the assets of employee benefit plans, IRAs, and other tax-favored benefit accounts should consider ERISA and related risks of investing in the shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the Department of Labor (“DOL”) plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, we owned 83 self storage properties located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, and Washington) and Ontario, Canada (the Greater Toronto Area) comprising of approximately 51,330 units and approximately 6.0 million rentable square feet.

As of December 31, 2017, we owned the following 83 self storage properties and two parcels of land:

Property	Acquisition Date	Allocated Purchase Price	Year Built	Approx. Units(1)	Approx. Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)
Morrisville - NC	11/3/2014	$2,442,000	2004	320	36,900	0.6%	86%
Cary - NC	11/3/2014	4,398,500	1998/2005/2006	310	62,100	1.0%	86%
Raleigh - NC	11/3/2014	3,763,500	1999	440	60,600	1.0%	91%
Myrtle Beach I - SC	11/3/2014	6,052,000	1998/2005-2007	760	100,100	1.6%	94%
Myrtle Beach II - SC	11/3/2014	5,444,000	1999/2006	660	94,500	1.6%	91%
La Verne - CA	1/23/2015	4,166,875	1986	520	49,800	0.8%	94%
Chico - CA	1/23/2015	1,826,875	1984	360	38,800	0.6%	95%
Riverside - CA	1/23/2015	2,806,875	1985	570	61,000	1.0%	98%
Fairfield - CA	1/23/2015	3,926,875	1984	440	41,000	0.7%	92%
Littleton - CO	1/23/2015	4,346,875	1985	400	45,800	0.8%	85%
Crestwood - IL	1/23/2015	2,486,875	1987	460	49,300	0.8%	85%
Forestville - MD	1/23/2015	6,696,875	1988	530	55,200	0.9%	95%
Upland - CA	1/29/2015	6,276,875	1979	610	56,500	0.9%	93%
Lancaster - CA	1/29/2015	1,806,875	1980	700	64,700	1.1%	97%
Santa Rosa - CA	1/29/2015	10,466,875	1979-1981	1,150	116,400	1.9%	91%
Vallejo - CA	1/29/2015	5,286,875	1981	510	54,400	0.9%	89%
Federal Heights - CO	1/29/2015	4,746,875	1983	450	40,600	0.7%	89%
Santa Ana - CA	2/5/2015	9,276,875	1978	840	84,500	1.4%	94%
La Habra - CA	2/5/2015	4,606,875	1981	420	51,400	0.9%	87%
Monterey Park - CA	2/5/2015	4,426,875	1987	390	31,200	0.5%	97%
Huntington Beach - CA	2/5/2015	10,876,875	1986	610	61,000	1.0%	90%
Lompoc - CA	2/5/2015	4,036,875	1982	430	46,500	0.8%	92%
Aurora - CO	2/5/2015	7,336,875	1984	890	87,400	1.4%	84%
Everett - WA	2/5/2015	5,196,875	1986	490	48,100	0.8%	91%
Whittier - CA	2/19/2015	5,916,875	1989	510	58,600	1.0%	93%
Bloomingdale - IL	2/19/2015	4,996,874	1987	570	58,200	1.0%	88%
Warren I - MI	5/8/2015	3,436,875	1996	500	63,100	1.0%	89%
Warren II - MI	5/8/2015	3,636,875	1987	490	52,100	0.9%	92%
Troy - MI	5/8/2015	4,816,875	1988	730	82,200	1.4%	94%
Sterling Heights - MI	5/21/2015	3,856,875	1977	460	63,600	1.1%	87%
Beverly - NJ	5/28/2015	2,176,875	1988	460	51,000	0.8%	97%
Foley - AL	9/11/2015	7,965,000	1985/1996/2006	1,080	159,000	2.6%	89%
Tampa - FL	11/3/2015	3,162,500	1985	510	50,100	0.8%	89%
Boynton Beach – FL	1/7/2016	17,900,000	2004	940	74,800	1.2%	92%
Lancaster II – CA	1/11/2016	4,650,000	1991	600	86,200	1.4%	97%
Milton(4)	2/11/2016	9,555,220	2006	850	70,100	1.2%	84%
Burlington I(4)	2/11/2016	13,910,898	2011	900	79,700	1.3%	90%
Oakville I(4)	2/11/2016	15,727,674	2016	820	82,400	1.4%	73%(5)
Oakville II(4)	2/29/2016	12,913,885	2004	820	92,700	1.5%	88%
Burlington II(4)	2/29/2016	8,452,983	2008	460	54,800	0.9%	82%
Xenia – OH	4/20/2016	3,147,807	2003	470	57,800	1.0%	88%
Sidney – OH	4/20/2016	2,202,491	2003	410	54,400	0.9%	87%
Troy – OH	4/20/2016	2,923,660	2003	490	59,200	1.0%	90%
Greenville – OH	4/20/2016	2,124,526	2003	390	46,700	0.8%	84%
Washington Court House - OH	4/20/2016	2,309,691	2003	450	54,200	0.9%	97%
Richmond – IN	4/20/2016	3,362,209	2003	640	64,700	1.1%	90%
Connersville – IN	4/20/2016	1,929,616	2003	360	47,400	0.8%	90%
Port St. Lucie I – FL	4/29/2016	9,300,000	1999	530	59,000	1.0%	92%
Sacramento – CA	5/9/2016	8,150,000	2006	530	62,200	1.0%	90%
Oakland – CA	5/18/2016	12,912,774	1979	600	67,200	1.1%	91%
Concord – CA	5/18/2016	36,937,226	1988/1998	1,340	157,400	2.6%	91%
Pompano Beach – FL	6/1/2016	21,286,482	1979	870	115,600	1.9%	89%

Lake Worth – FL	6/1/2016	23,584,455	1998/2003	830	126,800	2.1%	92%
Jupiter – FL	6/1/2016	27,434,567	1992/2012	820	93,600	1.6%	95%
Royal Palm Beach – FL	6/1/2016	25,539,747	2001/2003	850	111,000	1.8%	97%
Port St. Lucie II – FL	6/1/2016	14,059,963	2002	720	108,000	1.8%	94%
Wellington – FL	6/1/2016	22,677,360	2005	730	86,700	1.4%	93%
Doral – FL	6/1/2016	23,594,533	1998	1,030	106,000	1.8%	92%
Plantation - FL	6/1/2016	33,250,050	2002/2012	910	89,800	1.5%	92%
Naples – FL	6/1/2016	25,297,855	2002	800	80,800	1.3%	88%
Delray – FL	6/1/2016	31,073,023	2003	900	135,700	2.3%	88%
Baltimore – MD	6/1/2016	27,101,965	1990/2014	1,080	117,700	2.0%	86%
Sonoma – CA	6/14/2016	7,425,000	1984	340	44,600	0.7%	92%
Las Vegas I – NV	7/28/2016	13,935,000	2002	770	106,800	1.8%	94%
Las Vegas II – NV	9/23/2016	14,200,000	2000	810	101,400	1.7%	94%
Las Vegas III – NV	9/27/2016	9,250,000	1989	640	82,200	1.4%	88%
Asheville I – NC	12/30/2016	15,094,379	1988/2005/2015	590	95,600	1.6%	89%
Asheville II – NC	12/30/2016	5,010,839	1984	330	43,400	0.7%	88%
Hendersonville I – NC	12/30/2016	4,639,666	1982	350	39,400	0.7%	91%
Asheville III – NC	12/30/2016	9,970,126	1991/2002	420	55,400	0.9%	89%
Arden – NC	12/30/2016	12,362,131	1973	570	75,100	1.2%	84%
Asheville IV – NC	12/30/2016	9,238,090	1985/1986/2005	480	58,300	1.0%	85%
Asheville V – NC	12/30/2016	10,485,644	1978/2009/2014	450	98,100	1.6%	90%
Asheville VI – NC	12/30/2016	6,629,567	2004	380	45,500	0.8%	90%
Asheville VII – NC	12/30/2016	3,031,249	1999	210	26,700	0.4%	77%
Asheville VIII – NC	12/30/2016	8,145,191	1968/2002	380	54,000	0.9%	90%
Hendersonville II – NC	12/30/2016	7,794,638	1989/2003	490	71,000	1.2%	84%
Sweeten Creek Land – NC	12/30/2016	348,480	N/A	—	—	0.0%	N/A
Highland Center Land – NC	12/30/2016	50,000	N/A	—	—	0.0%	N/A
Aurora II - CO	1/11/2017	10,100,000	2012	400	53,400	0.9%	90%
Dufferin(4)	2/1/2017	24,084,283	2015	1,070	122,700	2.0%	88%
Mavis(4)	2/1/2017	20,519,378	2013	800	99,900	1.7%	93%
Brewster(4)	2/1/2017	14,575,304	2013	770	90,600	1.5%	90%
Granite(4)	2/1/2017	12,103,738	1998/2016	760	80,700	1.3%	79%
Centennial(4)	2/1/2017	13,143,182	2016/2017	610	66,500	1.1%	63%(6)
Totals		$838,112,794		51,330	6,029,600	100%	90%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 540,000 square feet).
(3)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2017.
(4)	These properties are located in Ontario, Canada (Greater Toronto Area).
(5)	The Oakville I property opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 73% as of December 31, 2017.
(6)	The Centennial property was acquired on February 1, 2017 with occupancy of approximately 11%. The property’s occupancy has increased to approximately 63% as of December 31, 2017.

The weighted average capitalization rate for the 80 stabilized operating self storage facilities we owned as of December 31, 2017 was approximately 5.3%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alabama	1	1,080	159,000	2.7%	89%		1.4%
California	19	11,470	1,233,400	20.5%	93%		24.4%
Colorado	4	2,140	227,200	3.8%	86%		3.6%
Florida	13	10,440	1,237,900	20.5%	92%		24.9%
Illinois	2	1,030	107,500	1.8%	86%		1.4%
Indiana	2	1,000	112,100	1.9%	90%		1.0%
Maryland	2	1,610	172,900	2.9%	89%		3.1%
Michigan	4	2,180	261,000	4.3%	91%		3.5%
New Jersey	1	460	51,000	0.8%	97%		0.8%
Nevada	3	2,220	290,400	4.8%	92%		3.9%
North Carolina	14	5,720	822,100	13.6%	88%		11.2%
Ohio	5	2,210	272,300	4.5%	89%		2.5%
South Carolina	2	1,420	194,600	3.2%	93%		2.7%
Washington	1	490	48,100	0.8%	91%		1.0%
Ontario, Canada	10	7,860	840,100	13.9%	84%	(5)	14.6%
Total	83	51,330	6,029,600	100%	90%		100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 540,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2017.
(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month of December 2017.

(5)

The Oakville I property opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 73% as of December 31, 2017. The Centennial property was acquired on February 1, 2017 with occupancy of approximately 11%. The property’s occupancy has increased to approximately 63% as of December 31, 2017.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2017, we were not party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 23, 2018, we had approximately 50 million shares of Class A common stock outstanding and approximately 7 million shares of Class T common stock outstanding, held by a total of approximately 13,000 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on January 9, 2017. As of now, we only offer Class A and Class T shares pursuant to our DRP Offering, both of which are offered at a price of $10.22 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Net Asset Value Determination

On April 13, 2017, our board of directors, upon recommendation of the Nominating and Corporate Governance Committee (the “Committee”), approved an estimated value per share of $10.22 for our Class A shares and Class T shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2016.

We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013
(the “IPA Guidelines”).  Our board of directors previously approved an estimated value per share of our Class A shares and Class T shares of $10.09 as of December 31, 2015.

The Committee comprised of our three independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation methodology with real estate standards and practices and the reasonableness of the assumptions used in the valuations and appraisals.

The Committee, approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Duff & Phelps provided values for each of our properties owned as of December 31, 2016 and a calculation of a range of the estimated value per share of our Class A shares and Class T shares as of December 31, 2016. The scope of work conducted by Duff & Phelps was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Duff & Phelps to assist the Board in determining the estimated value per share of our common stock as of December 31, 2015. Other than its engagement as described herein, Duff & Phelps does not have any direct or indirect material interest in any transaction with us or Strategic Storage Advisor II, LLC, our advisor. We do not believe that there are any material conflicts of interest between Duff & Phelps, on the one hand, and us or our advisor, on the other hand. We have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $9.84 to $10.61, with an approximate mid-range value per share of $10.22, as indicated in the valuation report provided by Duff & Phelps (the “Valuation Report”) was reasonable and recommended to our board of directors that it adopt $10.22 as the estimated value per share for our Class A shares and Class T shares. Our board of directors unanimously agreed upon the estimated value per share of $10.22 recommended by the Committee, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated value per share as of December 31, 2016 and our previous estimated value per share as of December 31, 2015:

	December 31,
Assets	2016	2015
Properties acquired prior to 2016	$267,500,000	$207,600,000
Properties acquired in 2016(1)	581,496,277	—
Development in process	1,679,290	—
Cash and restricted cash	18,034,805	28,514,962
Other assets	5,120,318	5,828,183
Total Assets	$873,830,690	$241,943,145
Liabilities
Mortgage debt	$321,356,434	$22,437,841
Mark-to-market on mortgage debt	(4,887,361)	934,475
Other liabilities	7,428,988	3,341,621
Incentive distribution	—	332,472
Total Liabilities	$323,898,061	$27,046,409
Net Asset Value	$549,932,629	$214,896,736
Net Asset Value for Class A shares	$482,608,922	$208,753,054
Number of Class A shares outstanding(2)	47,210,195	20,692,291
Estimated value per Class A share	$10.22	$10.09
Net Asset Value for Class T shares	$67,323,707	$6,143,682
Number of Class T shares outstanding	6,585,799	608,982
Estimated value per Class T share	$10.22	$10.09

(1)

46 properties (44 self storage properties and two parcels of land) were acquired during 2016 and were valued at their respective purchase prices less the termination fees that would be payable on termination of the third party sub-property management agreements.

(2)	Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to our independent directors.

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

Real Estate Properties

We engaged Duff & Phelps to provide an appraisal, as of December 31, 2016, of 33 of our self storage properties acquired prior to 2016 (the “Appraised Properties”). Duff & Phelps also valued 46 additional properties (44 self storage properties and two parcels of land) that we acquired in 2016. For these 46 properties, Duff & Phelps reviewed prior appraisals and other data provided by us and included these properties in their analysis at the purchase prices paid, adjusted as described above. Duff & Phelps is of the opinion that the purchase prices for these 46 properties, as adjusted, reasonably approximate their market value.

Duff & Phelps’ opinion of value used in calculating our estimated value per share above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI.

The scope of work by Duff & Phelps in performing the appraisal of our Appraised Properties included:

•

reviewing and relying upon data provided by us regarding the number of units, size, year built, construction quality and construction type to understand the characteristics of the existing improvements and underlying land;

•	reviewing and relying upon data provided by us regarding rent rolls, lease rates and terms, real estate taxes and operating expense data;
•	reviewing and relying upon balance sheet items provided by us, such as cash and other assets as well as debt and other liabilities;
•	reviewing and relying upon mortgage summaries and amortization schedules provided by us;
•	researching the market by means of publications and other resources to measure current market conditions, supply and demand factors and growth patterns and their effect on the Appraised Properties;
•	utilizing the income capitalization approach as the primary indicator of value with support from the sales comparison approach as a secondary methodology for each Appraised Property; and
•

delivering a range of values with a midpoint estimate for each of the Appraised Properties, as well as the underlying assumptions used in the analysis, including capitalization rates, discount rates, growth rates, and others as appropriate.

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then capitalized at an appropriate rate to derive an estimate of value (the “direct capitalization method”) or converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows (the “discounted cash flow method”). In the discounted cash flow method, the present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value. Duff & Phelps utilized the direct capitalization method for the Appraised Properties that were deemed stabilized and the discounted cash flow method for the Appraised Properties that were not deemed stabilized.

In utilizing the discounted cash flow method, Duff & Phelps estimated the value of the individual Appraised Properties primarily by using a multiple year discounted cash flow analysis. Duff & Phelps calculated the value of the individual Appraised Properties using our historical financial data and forecasts going forward, terminal capitalization rates and discount rates that fall within ranges Duff & Phelps believes would be used by similar investors to value each of the Appraised Properties. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in self storage. As a test of reasonableness, Duff & Phelps compared the metrics of the valuation of the Appraised Properties to current market activity of self storage properties.

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

We acquired the 33 Appraised Properties for an aggregate purchase price of approximately $162.7 million. As of December 31, 2016, the total appraised value of the individual Appraised Properties as provided by Duff & Phelps using the valuation method described above was approximately $267.5 million. This represents an approximate 64% increase in the total value of the Appraised Properties over the aggregate purchase price. During 2016, we had acquired an additional 46 properties for an aggregate purchase price of approximately $581.5 million, adjusted as described above, which aggregate purchase price was used by Duff & Phelps in their analysis, along with associated development costs of approximately $1.7 million.

The following summarizes the range of overall capitalization rates used by Duff & Phelps to arrive at the estimated market values of the Appraised Properties valued using the direct capitalization method:

Assumption	Range in Values	Weighted Average Basis
Overall Capitalization rate	4.75% to 6.50%	5.49%

The following summarizes the key assumptions that were used by Duff & Phelps in the discounted cash flow models to estimate the value of the Appraised Properties:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	5.25% to 6.25%	5.73%
Discount rate	6.25% to 7.25%	6.62%
Annual rent growth rate (market)	0.0% to 5.00%	2.46%
Annual expense growth rate	3.00%	3.00%
Holding Period	1 to 2 years	N/A

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the overall capitalization rate used for the properties valued using the direct capitalization method of 50 basis points, together with a decrease in the terminal capitalization rate and discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $291.7 million. Similarly, an increase in the overall capitalization rate used for the properties valued using the direct capitalization method of 50 basis points, together with an increase in the terminal capitalization rate and discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $246.6 million.

Mortgage Debt

The estimated value of our aggregate mortgage debt was equal to the aggregate amount of all principal balances outstanding as of December 31, 2016. The fair value of our aggregate mortgage debt was determined by Duff & Phelps using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, and on estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.

As of December 31, 2016, the fair value and aggregate amount of all principal balances outstanding of our mortgage debt were approximately $316.5 million and $321.4 million, respectively. Assuming all factors remain unchanged, a decrease in the interest rates of 50 basis points would increase the fair value of our mortgage debt by approximately $5.5 million and an increase in the interest rates of 50 basis points would decrease the fair value of our mortgage debt by approximately $5.3 million.

Other Assets and Liabilities

The carrying values of the majority of our other assets and liabilities were considered to equal their book value. Adjustments to exclude the GAAP basis carrying value of certain assets were made to other assets in accordance with the IPA Guidelines. Our liability related to stockholder servicing fees has been valued using a liquidation value as of December 31, 2016. The estimated value per share for the Class T Shares does not reflect any obligation to pay future stockholder servicing fees since such fees would cease upon liquidation.

Incentive Distribution

The estimated value of the incentive distribution payable to our advisor and its affiliates is based on 15% of the amount by which our net asset value plus distributions paid exceeds a return of stockholders’ capital plus a 6% cumulative, non-compounded, annual return to the stockholders. At the midpoint estimated value per share, Duff & Phelps assumed no payment of an incentive distribution.

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

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2016. The estimated net asset value per share was based upon 53,795,994 shares of equity interests outstanding as of December 31, 2016, which was comprised of (i) 47,174,543 outstanding shares of Class A common stock, plus (ii) 6,585,799 outstanding shares of Class T common stock, plus (iii) 20,000 outstanding OP Units, which OP Units are exchangeable on a one-for-one basis into shares of Class A common stock, plus (iv) 15,652 shares of unvested restricted Class A common stock issued to our independent directors, which shares vest ratably over time.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets.

Distribution Reinvestment Plan

In accordance with our DRP Offering, the price per share pursuant to the DRP Offering is equal to the estimated value per share approved by the Board and in effect on the date of purchase of shares under the DRP Offering. In connection with the estimated value per share described herein, the Board approved a share price for the purchase of shares under the DRP Offering equal to the estimated value per share of $10.22 for both Class A shares and Class T shares, to be effective for distribution payments being paid beginning in May 2017.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2014 and 2015, all of our distributions constituted non-taxable returns of capital, which were paid from offering proceeds. For 2016, we paid a total of approximately $22.2 million in distributions, of which approximately $21.2 million constituted a non-taxable return of capital. For 2017, we paid a total of approximately $32.9 million in distributions, of which approximately $27.9 million constituted a non-taxable return of capital.

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

The following table shows the distributions we have paid in cash and through our distribution reinvestment program through December 31, 2017:

Quarter	OP Unit Holders	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2016	$2,986	$3,319,251	$0.150
2nd Quarter 2016	$3,017	$5,342,768	$0.150
3rd Quarter 2016	$3,016	$6,411,358	$0.150
4th Quarter 2016	$2,984	$7,076,707	$0.150
1st Quarter 2017	$25,197	$7,856,562	$0.150
2nd Quarter 2017	$76,100	$8,253,823	$0.150
3rd Quarter 2017	$76,100	$8,302,792	$0.150
4th Quarter 2017	$75,274	$8,264,124	$0.150

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2017, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	5,652,685
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	5,652,685

(1)

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2017, we had 56,736,234 outstanding shares of common stock.

Recent Sales of Unregistered Securities

We did not have any recent sales of unregistered securities during the period covered by this Annual Report.

Use of Proceeds from Registered Securities

On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering to offer two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). As of December 31, 2017, we had sold approximately 49.6 million Class A Shares and approximately 7.5 million Class T Shares in our Offering and DRP Offering for gross proceeds of approximately $507 million and approximately $75 million, respectively. From this amount, we incurred approximately $53 million in selling commissions and dealer manager fees (of which approximately $39 million was re-allowed to third party broker-dealers with an additional accrual of approximately $3 million in trailing service fees), and approximately $5 million in other organization and offering costs. With the net offering proceeds, Preferred Units and indebtedness, we acquired approximately $838 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Redemption Program

Our share redemption program, enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of December 31, 2017, approximately $24.5 million of common stock was available for redemption and approximately $0.7 million was included in accrued expenses and other liabilities in the consolidated balance sheets as of December 31, 2017. During the three months ended December 31, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2017	70,976	$9.30	70,976	1,850,272(1)
November 30, 2017	-	$-	-	1,850,272(1)
December 31, 2017	-	$-	-	1,850,272(1)
(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of and for the Year Ended December 31, 2014	As of and for the Period January 8, 2013 (date of inception) through December 31, 2013
Operating Data
Total revenues	$76,108,906	$45,431,146	$17,905,699	$465,345	$—
Operating income (loss)	3,575,111	(14,910,503)	(5,076,880)	(2,256,865)	—
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	(14,864,065)	(26,090,385)	(15,290,941)	(2,396,385)	—
Net loss per Class A common share-basic and diluted	(0.27)	(0.65)	(2.56)	(4.59)	—
Net loss per Class T common share-basic and diluted	(0.27)	(0.65)	(2.56)	—	—
Dividends declared per common share	0.60	0.60	0.60	0.60	—
Balance Sheet Data
Real estate facilities	$829,679,477	$727,455,733	$156,244,550	$20,857,880	$—
Total assets	817,497,838	752,553,611	193,446,828	34,815,960	201,000
Total debt	396,792,902	320,820,740	23,029,775	13,260,182	—
Total liabilities	410,062,755	331,209,006	26,371,397	18,334,234	—
Total equity	382,938,024	410,632,923	165,851,948	11,380,097	201,000
Other Data
Net cash provided by (used in) operating activities	$19,441,170	$(1,587,221)	$(1,252,240)	$(334,442)	$—
Net cash used in investing activities	(58,441,023)	(510,295,408)	(140,865,350)	(13,688,652)	—
Net cash provided by financing activities	31,278,664	498,943,670	163,690,908	20,353,246	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.  As of December 31, 2017, we had sold approximately 1.4 million Class A Shares and approximately 0.2 million Class T Shares for approximately $13.9 million and $2.1 million, respectively, in our DRP Offering.

As of December 31, 2017, we owned 83 self storage properties located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, and Washington) and Ontario, Canada (the Greater Toronto Area) comprising of approximately 51,300 units and approximately 6.0 million rentable square feet.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; and (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2017, 2016, and 2015, we owned 83, 77, and 33 self storage facilities, respectively. Our operating results for the year ended December 31, 2015 include full year periods for five self storage facilities plus partial year periods for the 28 self storage facilities we acquired during 2015. Our operating results for the year ended December 31, 2016 included full year periods for the 33 self storage facilities owned as of December 31, 2015, plus partial year periods for the 44 self storage facilities we acquired during 2016. Our operating results for the year ended December 31, 2017 included full year periods for the 77 self storage facilities owned as of December 31, 2016, plus partial year periods for the 6 self storage facilities we acquired during 2017. As such, we believe there is little basis for comparison between the years ended December 31, 2017, 2016, and 2015. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2017 and 2016

Total Revenues

Total revenues for the years ended December 31, 2017 and 2016 were approximately $76.1 million and $45.4 million, respectively. The increase in total revenue is primarily attributable to a full year of operations for 77 self storage facilities and a partial year of operations for six self storage facilities during the year ended December 31, 2017 compared to a full year of operations for 33 self storage facilities and a partial year of operations of 44 self storage facilities during the year ended December 31, 2016.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2017 and 2016 were approximately $24.5 million (or 32.2% of total revenues) and $16.0 million (or 35.2% of total revenues), respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full year of operations for 77 self storage facilities and a partial year of operations for six self storage facilities during the year ended December 31, 2017 compared to a full year of operations for 33 self storage facilities and a partial year of operations of 44 self storage facilities during the year ended December 31, 2016.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2017 and 2016 were approximately $10.6 million and $5.7 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full year of operations for 77 self storage facilities and a partial year of operations for six self storage facilities during the year ended December 31, 2017 compared to a full year of operations for 33 self storage facilities and a partial year of operations of 44 self storage facilities during the year ended December 31, 2016, as well as costs incurred in connection with the property management changes.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2017 and 2016 were approximately $3.5 million and $2.9 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in accounting, board of directors’ and legal costs commensurate with our increased operational activity.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2017 and 2016 were approximately $33.5 million and $22.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is primarily attributable to a full year of operations for 77 self storage facilities and a partial year of operations for six self storage facilities during the year ended December 31, 2017 compared to a full year of operations for 33 self storage facilities and a partial year of operations of 44 self storage facilities during the year ended December 31, 2016.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2017 and 2016 were approximately $0.2 million and $10.7 million, respectively. These acquisition expenses primarily relate to the costs associated with the six self storage facilities acquired during 2017 and 44 self storage facilities acquired during 2016.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2017 and 2016 were approximately $0.3 million and $3.0 million, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the six self storage facilities acquired during 2017 and 44 self storage facilities acquired during 2016.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the years ended December 31, 2017 and 2016 were approximately $16.0 million and $7.1 million, respectively. The increase is primarily attributable to the debt obtained in conjunction with the six self storage facilities acquired during 2017 and 44 self storage facilities acquired during 2016. We expect interest expense to fluctuate in future periods commensurate with our future debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the years ended December 31, 2017 and 2016 were approximately $2.2 million and $3.8 million, respectively. The decrease in interest expense - debt issuance costs is primarily attributable to approximately $0.8 million of costs incurred related to the KeyBank CMBS Loan that were expensed in accordance with GAAP during 2016, and the amortization of debt issuance costs related to the Amended KeyBank Property Loan which were fully amortized in 2016. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016) for the years ended December 31, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue (1)	$25,720,362	$23,249,163	10.6%	$50,388,544	$22,181,983	N/M	$76,108,906	$45,431,146	67.5%
Property operating expenses (2)	9,626,363	9,771,800	-1.5%	19,370,864	8,958,011	N/M	28,997,227	18,729,811	54.8%
Operating income	$16,093,999	$13,477,363	19.4%	$31,017,680	$13,223,972	N/M	$47,111,679	$26,701,335	76.4%
Number of facilities	33	33		50	44		83	77
Rentable square feet(3)	2,075,700	2,075,700		3,953,900	3,331,100		6,029,600	5,406,800
Average physical occupancy(4)	93.3%	89.8%		N/M	N/M		91.5%	90.7%
Annualized rent per occupied square foot(5)	$13.61	$12.80		N/M	N/M		$14.60	$13.90

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses and costs incurred in connection with the property management transition during 2017, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 and approximately 527,000 as of December 31, 2017 and 2016, respectively. On a same-store basis, for the same periods, parking represented approximately 100,000 square feet.

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

Our increase in same-store revenue of approximately $2.5 million was primarily the result of increased average physical occupancy of approximately 3.5% and increased rent per occupied square foot of approximately 6.3% for the year ended December 31, 2017 over the year ended December 31, 2016.

Our same-store property operating expenses decreased by approximately $0.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to decreased repair and maintenance expense.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2017	2016
Net loss	$(14,986,290)	$(26,103,609)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	775,709	—
Asset management fees (2)	5,346,280	2,970,847
General and administrative	3,457,907	2,860,653
Depreciation	19,939,856	11,213,663
Intangible amortization expense	13,512,217	10,864,617
Acquisition expenses—affiliates	212,577	10,729,535
Other property acquisition expenses	292,022	2,972,523
Interest expense	16,356,565	7,445,230
Interest expense—accretion of fair market value of secured debt	(340,382)	(386,848)
Interest expense—debt issuance costs	2,177,833	3,848,286
Other	367,385	286,438
Total operating income	$47,111,679	$26,701,335

(1) Costs incurred in connection with the property management changes are included in Property operating expenses – affiliates in the consolidated statement of operations for the year ended December 31, 2017.

(2) Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of the Years Ended December 31, 2016 and 2015

Total Revenues

Total revenues for the years ended December 31, 2016 and 2015 were approximately $45.4 million and $17.9 million, respectively. The increase in total revenue is primarily attributable to a full year of operations for 33 self storage facilities and a partial year of operations for 44 self storage facilities during the year ended December 31, 2016 compared to a full year of operations for five self storage facilities and a partial year of operations of 28 properties during the year ended December 31, 2015.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2016 and 2015 were approximately $16.0 million and $6.8 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full year of operations for 33 self storage facilities and a partial year of operations for 44 self storage facilities during the year ended December 31, 2016 compared to a full year of operations for five self storage facilities and a partial year of operations of 28 self storage facilities during the year ended December 31, 2015.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2016 and 2015 were approximately $5.7 million and $2.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full year of operations for 33 self storage facilities and a partial year of operations for 44 self storage facilities during the year ended December 31, 2016 compared to a full year of operations for five self storage facilities and a partial year of operations of 28 self storage facilities during the year ended December 31, 2015.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2016 and 2015 were approximately $22.1 million and $9.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our self storage facilities. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expenses is primarily attributable to a full year of operations for 33 self storage facilities and a partial year of operations for 44 self storage facilities during the year ended December 31, 2016 compared to a full year of operations for five self storage facilities and a partial year of operations of 28 self storage facilities during the year ended December 31, 2015.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2016 and 2015 were approximately $10.7 million and $2.8 million, respectively. These acquisition expenses primarily relate to the costs associated with the 44 self storage facilities acquired during 2016 and 28 self storage facilities acquired during 2015.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2016 and 2015 were approximately $3.0 million and $0.6 million, respectively. These acquisition expenses primarily relate to the due diligence costs associated with the 44 self storage facilities acquired during 2016 and 28 self storage facilities acquired during 2015.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the years ended December 31, 2016 and 2015 were approximately $7.1 million and $2.8 million, respectively. The increase is attributable to the debt obtained in conjunction with the 44 properties acquired during 2016 and 28 properties acquired during 2015. We expect interest expense to fluctuate in commensurate with our debt level.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the years ended December 31, 2016 and 2015 were approximately $3.8 million and $1.0 million, respectively. The increase in interest expense - debt issuance costs is attributable to the amortization of costs incurred in connection with obtaining financing for the acquisition of our self storage facilities, approximately $0.8 million of costs incurred related to the KeyBank CMBS Loan that were expensed in accordance with GAAP during 2016, and the amortization of debt issuance costs related to the Amended KeyBank Property Loan which were fully amortized in 2016. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

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

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2016	2015
Net loss	$(26,103,609)	$(8,937,541)
Adjusted to exclude:
Asset management fees (1)	2,970,847	1,002,461
General and administrative	2,860,653	1,591,577
Depreciation	11,213,663	3,967,981
Intangible amortization expense	10,864,617	5,142,417
Acquisition expenses—affiliates	10,729,535	2,776,679
Other property acquisition expenses	2,972,523	624,642
Interest expense	7,445,230	2,908,171
Interest expense—accretion of fair market value of secured debt	(386,848)	(91,061)
Interest expense—debt issuance costs	3,848,286	1,011,121
Other	286,438	32,430
Total operating income	$26,701,335	$10,028,877

(1) Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net loss (attributable to common stockholders)	$(14,864,065)	$(26,090,385)	$(15,290,941)
Add:
Depreciation	19,777,620	11,132,336	3,939,676
Amortization of intangible assets	13,512,217	10,864,617	5,142,417
Deduct:
Adjustment for noncontrolling interests	(274,222)	(10,818)	(45,976)
FFO (attributable to common stockholders)	18,151,550	(4,104,250)	(6,254,824)
Other Adjustments:
Acquisition expenses(1)	504,599	13,702,058	3,401,321
Accretion of fair market value of secured debt(2)	(340,382)	(386,848)	(91,061)
Foreign currency and interest rate derivative gains, net(3)	(163,571)	-	-
Adjustment for noncontrolling interests	(3,773)	(7,145)	(26,775)
MFFO (attributable to common stockholders)	$18,148,423	$9,203,815	$(2,971,339)

As discussed above, our results of operations for the years ended December 31, 2017, 2016, and 2015 have been significantly impacted by our acquisitions during each year. The information below should be read in conjunction with the discussion regarding the acquisitions above.

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

(3)

This represents the mark-to-market adjustment for our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings. These derivative contracts are intended to manage the Company’s exposure to interest rate and foreign currency risk.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $2.2 million, $3.8 million, and $1.0 million respectively, were recognized for the years ended December 31, 2017, 2016, and 2015.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Change
Net cash flow provided by (used in):
Operating activities	$19,441,170	$(1,587,221)	$21,028,391
Investing activities	$(58,441,023)	$(510,295,408)	$451,854,385
Financing activities	$31,278,664	$498,943,670	$(467,665,006)

Cash flows provided by (used in) operating activities for the years ended December 31, 2017 and 2016 were approximately $19.4 million and ($1.6 million), respectively, a change of approximately $21.0 million. The change in cash provided by (used in) our operating activities is primarily the result of a change from a net loss of ($4.0 million) to net income of $18.5 million, when excluding depreciation and amortization.

Cash flows used in investing activities for the years ended December 31, 2017 and 2016 were approximately $58 million and $510 million, respectively, a decrease in the use of cash of approximately $452 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $49.4 million for our acquisitions during the year ended December 31, 2017, compared to $500 million for the purchase of our acquisitions during the year ended December 31, 2016.

Cash flows provided by financing activities for the years ended December 31, 2017 and 2016 were approximately $31.3 million and $499 million, respectively, a decrease in the cash provided of approximately $468 million. The decrease in cash provided by financing activities was comprised of approximately $280 million less in net proceeds from the issuance of common stock, and approximately $185 million less in net proceeds from the issuance of secured debt.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our Primary Offering terminated on January 9, 2017. We generally expect that we will meet our short-term liquidity requirements from the combination of the proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our Advisory Agreement with our Advisor. Per the Advisory Agreement, all advances from our Advisor shall be reimbursed no less frequently than monthly, although our Advisor has indicated that it may waive such a requirement on a month-by-month basis.

Distribution Policy and Distributions

On December 19, 2017, our board of directors declared a distribution rate for the first quarter of 2018 of $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2018 and continuing on each day thereafter through and including March 31, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2017		Year Ended December 31, 2016
Distributions paid in cash – common stockholders	$16,671,024		$11,358,337
Distributions paid in cash – Operating Partnership unitholders	252,671		12,003
Distributions reinvested	16,006,277		10,791,747
Total distributions	$32,929,972		$22,162,087
Source of distributions
Cash flows provided by operations	$19,441,170	59%	$—	—
Offering proceeds from Primary Offering	—	—	11,370,340	51%
Offering proceeds from distribution reinvestment plan	13,488,802	41%	10,791,747	49%
Total sources	$32,929,972	100%	$22,162,087	100%

From our inception through December 31, 2017, we paid cumulative distributions of approximately $62.9 million, as compared to cumulative FFO of approximately $5.6 million. For the year ended December 31, 2017, we paid distributions of approximately $32.9 million, as compared to FFO of approximately $18.2 million which reflects acquisition related expenses of approximately $0.5 million. For the year ended December 31, 2016, we paid distributions of approximately $22.2 million, as compared to a negative FFO of approximately $4.1 million which reflects acquisition related expenses of approximately $13.7 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2017, our total indebtedness was approximately $396.8 million, which included approximately $263.4 million in fixed rate debt, $134.1 million in variable rate debt and approximately $1.7 million in debt premium less approximately $2.4 million in debt issuance costs. Some of our loans have maturity dates within the next year. We intend to repay these loans through potential loan extensions or other debt refinancing.  See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due during the years ending December 31:
	Total	2018	2019-2020	2021-2022	Thereafter
Debt interest(1)	$87,760,020	$17,037,271	$22,586,159	$20,122,289	$28,014,301
Debt principal(2)	397,507,764	122,652,273	39,482,786	17,650,290	217,722,415
Total contractual obligations	$485,267,784	$139,689,544	$62,068,945	$37,772,579	$245,736,716

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2017. Interest expense on the Amended KeyBank Credit Facility was calculated presuming the amount outstanding as of December 31, 2017 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2017.

(2)	Amount represents principal payments only, excluding debt premium and debt issuance costs.

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

As of December 31, 2017, our total indebtedness was approximately $396.8 million, which included approximately $263.4 million in fixed rate debt, $134.1 million in variable rate debt and approximately $1.7 million in debt premium less approximately $2.4 million in debt issuance costs. As of December 31, 2016, our total indebtedness was approximately $320.8 million, which included approximately $184.3 million in fixed rate debt, approximately $137.0 million in variable rate debt, approximately $2.1 million in debt premium, less $2.6 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.3 million annually. (Our variable rate LIBOR based debt has an interest rate cap with a notional amount of $90 million that caps LIBOR at 1.25% through December 22, 2018.)

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2017:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$12,100,814	$26,584,936	$1,362,534	$1,983,016	$3,635,428	$217,722,415	$263,389,143
Average interest rate	4.38%	4.41%	4.46%	4.46%	4.46%	4.46%
Variable rate debt	$110,551,459	$267,658	$11,267,658	$12,031,846	—	—	$134,118,621
Average interest rate(1)	3.99%	4.43%	4.18%	3.83%	—	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2017. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of December 31, 2017 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2017.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2018 Proxy Statement. Only those sections of the 2018 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

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

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b)	See (a) 3 above.
(c)	See (a) 2 above.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 28, 2018.

STRATEGIC STORAGE TRUST II, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2018

/s/ Matt F. Lopez Matt F. Lopez	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2018

/s/ David J. Mueller David J. Mueller	Independent Director	March 28, 2018

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 28, 2018

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 28, 2018

/s/ Paula Mathews Paula Mathews	Director	March 28, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust II, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Strategic Storage Trust II, Inc. (the “Company”) and subsidiaries as of December 31, 2017, and the related consolidated statement of operations, comprehensive loss, equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Costa Mesa, California

March 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust II, Inc.

We have audited the accompanying consolidated balance sheet of Strategic Storage Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2016 and 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Storage Trust II, Inc. and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Los Angeles, California

March 31, 2017

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	December 31,
	2017	2016
ASSETS
Real estate facilities:
Land	$272,313,395	$249,051,278
Buildings	514,648,107	439,426,157
Site improvements	42,717,975	38,978,298
	829,679,477	727,455,733
Accumulated depreciation	(34,686,973)	(14,855,188)
	794,992,504	712,600,545
Construction in process	92,519	1,740,139
Real estate facilities, net	795,085,023	714,340,684
Cash and cash equivalents	7,355,422	14,993,869
Restricted cash	4,512,990	3,040,936
Other assets, net	5,563,600	5,533,182
Debt issuance costs, net of accumulated amortization	836,202	1,550,410
Intangible assets, net of accumulated amortization	4,144,601	13,094,530
Total assets	$817,497,838	$752,553,611
LIABILITIES AND EQUITY
Debt, net	$396,792,902	$320,820,740
Accounts payable and accrued liabilities	7,451,849	4,601,422
Due to affiliates	2,965,904	3,178,235
Distributions payable	2,852,100	2,608,609
Total liabilities	410,062,755	331,209,006
Commitments and contingencies (Note 9)
Redeemable common stock	24,497,059	10,711,682
Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 49,386,092 and 47,174,543 shares issued and outstanding at December 31, 2017 and 2016, respectively	49,386	47,174
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,350,142 and 6,585,799 issued and outstanding at December 31, 2017 and 2016, respectively	7,351	6,586
Additional paid-in capital	496,287,890	480,692,731
Distributions	(60,561,504)	(27,665,337)
Accumulated deficit	(58,641,776)	(43,777,711)
Accumulated other comprehensive income	1,369,208	1,377,950
Total Strategic Storage Trust II, Inc. equity	378,510,555	410,681,393
Noncontrolling interests in our Operating Partnership	4,427,469	(48,470)
Total equity	382,938,024	410,632,923
Total liabilities and equity	$817,497,838	$752,553,611

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues:
Self storage rental revenue	$75,408,257	$45,169,831	$17,547,235
Ancillary operating revenue	700,649	261,315	358,464
Total revenues	76,108,906	45,431,146	17,905,699
Operating expenses:
Property operating expenses	24,487,854	15,976,950	6,754,391
Property operating expenses – affiliates	10,631,362	5,723,708	2,124,892
General and administrative	3,457,907	2,860,653	1,591,577
Depreciation	19,939,856	11,213,663	3,967,981
Intangible amortization expense	13,512,217	10,864,617	5,142,417
Acquisition expenses – affiliates	212,577	10,729,535	2,776,679
Other property acquisition expenses	292,022	2,972,523	624,642
Total operating expenses	72,533,795	60,341,649	22,982,579
Operating income (loss)	3,575,111	(14,910,503)	(5,076,880)
Other income (expense):
Interest expense	(16,356,565)	(7,445,230)	(2,908,171)
Interest expense—accretion of fair market value of secured debt	340,382	386,848	91,061
Interest expense—debt issuance costs	(2,177,833)	(3,848,286)	(1,011,121)
Other	(367,385)	(286,438)	(32,430)
Net loss	(14,986,290)	(26,103,609)	(8,937,541)
Less: Distributions to preferred unitholders in our Operating Partnership	—	—	(4,825,139)
Less: Accretion of preferred equity costs	—	—	(1,621,385)
Net loss attributable to the noncontrolling interests in our Operating Partnership	122,225	13,224	93,124
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(14,864,065)	$(26,090,385)	$(15,290,941)
Net loss per Class A share – basic and diluted	$(0.27)	$(0.65)	$(2.56)
Net loss per Class T share – basic and diluted	$(0.27)	$(0.65)	$(2.56)
Weighted average Class A shares outstanding – basic and diluted	48,781,865	36,828,765	5,923,286
Weighted average Class T shares outstanding – basic and diluted	7,240,953	3,431,714	45,924

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net loss	$(14,986,290)	$(26,103,609)	$(8,937,541)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,947,683	591,721	—
Foreign currency forward contract gain (loss)	(4,101,495)	86,315	—
Interest rate swap and cap contract gains	145,070	699,914	—
Other comprehensive income (loss)	(8,742)	1,377,950	—
Comprehensive loss	(14,995,032)	(24,725,659)	(8,937,541)
Less: Distributions to preferred unitholders in our Operating Partnership	—	—	(4,825,139)
Less: Accretion of preferred equity costs	—	—	(1,621,385)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	122,296	12,526	93,124
Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(14,872,736)	$(24,713,133)	$(15,290,941)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2017, 2016, and 2015

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Preferred Equity in our Operating Partnership	Redeemable Common Stock
Balance as of December 31, 2014	1,765,515	$1,766	—	$—	$14,004,810	$(311,975)	$(2,396,385)	$—	$11,298,216	$81,881	$11,380,097	$5,028,115	$73,514
Gross proceeds from issuance of common stock	18,797,161	18,796	608,918	608	193,085,902	—	—	—	193,105,306	—	193,105,306	—	—
Offering costs	—	—	—	—	(19,667,131)	—	—	—	(19,667,131)	—	(19,667,131)	—	—
Changes to redeemable common stock	—	—	—	—	(1,177,289)	—	—	—	(1,177,289)	—	(1,177,289)	—	1,177,289
Redemptions of common stock	(1,750)	(1)	—	—	—	—	—	—	(1)	—	(1)	—	(27,320)
Distributions	—	—	—	—	—	(3,581,553)	—	—	(3,581,553)	—	(3,581,553)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,001)	(12,001)	—	—
Issuance of shares for distribution reinvestment plan	123,865	124	64	1	1,177,164	—	—	—	1,177,289	—	1,177,289	—	—
Stock compensation expense	—	—	—	—	11,296	—	—	—	11,296	—	11,296	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(15,290,941)	—	(15,290,941)	—	(15,290,941)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(93,124)	(93,124)	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	52,952,380	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(59,469,500)	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(132,380)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	1,621,385	—
Balance as of December 31, 2015	20,684,791	20,685	608,982	609	187,434,752	(3,893,528)	(17,687,326)	—	165,875,192	(23,244)	165,851,948	—	1,223,483
Gross proceeds from issuance of common stock	25,601,685	25,601	5,892,439	5,892	325,996,530	—	—	—	326,028,023	—	326,028,023	—	—
Offering costs	—	—	—	—	(32,776,126)	—	—	—	(32,776,126)	—	(32,776,126)	—	—
Changes to redeemable common stock	—	—	—	—	(10,790,662)	—	—	—	(10,790,662)	—	(10,790,662)	—	10,790,662
Redemptions of common stock	(112,340)	(112)	—	—	—	—	—	—	(112)	—	(112)	—	(1,302,463)
Distributions	—	—	—	—	—	(23,771,809)	—	—	(23,771,809)	—	(23,771,809)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,002)	(12,002)	—	—
Issuance of shares for distribution reinvestment plan	1,000,407	1,000	84,378	85	10,790,662	—	—	—	10,791,747	—	10,791,747	—	—
Stock compensation expense	—	—	—	—	37,575	—	—	—	37,575	—	37,575	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(26,090,385)	—	(26,090,385)	—	(26,090,385)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(13,224)	(13,224)	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	591,721	591,721	—	591,721	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	86,315	86,315	—	86,315	—	—
Interest rate swap contract gain	—	—	—	—	—	—	—	699,914	699,914	—	699,914	—	—
Balance as of December 31, 2016	47,174,543	47,174	6,585,799	6,586	480,692,731	(27,665,337)	(43,777,711)	1,377,950	410,681,393	(48,470)	410,632,923	—	10,711,682
Gross proceeds from issuance of common stock	1,027,612	1,028	564,591	565	17,309,777	—	—	—	17,311,370	—	17,311,370	—	—
Offering costs	—	—	—	—	(1,748,589)	—	—	—	(1,748,589)	—	(1,748,589)	—	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	4,875,454	4,875,454	—	—
Changes to redeemable common stock	—	—	—	—	(16,004,705)	—	—	—	(16,004,705)	—	(16,004,705)	—	16,004,705
Redemptions of common stock	(181,413)	(181)	(7,360)	(7)	—	—	—	—	(188)	—	(188)	—	(2,219,328)
Distributions	—	—	—	—	—	(32,896,167)	—	—	(32,896,167)	—	(32,896,167)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(277,290)	(277,290)	—	—
Issuance of shares for distribution reinvestment plan	1,365,350	1,365	207,112	207	16,004,705	—	—	—	16,006,277	—	16,006,277	—	—
Stock compensation expense	—	—	—	—	33,971	—	—	—	33,971	—	33,971	—	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(14,864,065)	—	(14,864,065)	—	(14,864,065)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(122,225)	(122,225)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,947,683	3,947,683	—	3,947,683	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(4,101,495)	(4,101,495)	—	(4,101,495)	—	—
Interest rate swap contract gain and cap contract gain	—	—	—	—	—	—	—	145,070	145,070	—	145,070	—	—
Balance as of December 31, 2017	49,386,092	$49,386	7,350,142	$7,351	$496,287,890	$(60,561,504)	$(58,641,776)	$1,369,208	$378,510,555	$4,427,469	$382,938,024	$—	$24,497,059

See notes to consolidated financial statements.

Strategic Storage Trust II, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016, and 2015

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities:
Net loss	$(14,986,290)	$(26,103,609)	$(8,937,541)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	33,452,073	22,078,280	9,110,398
Accretion of fair market value adjustment of secured debt	(340,382)	(386,848)	(91,061)
Amortization of debt issuance costs	1,424,790	3,041,890	546,932
Expense related to issuance of restricted stock	33,971	37,575	11,296
Unrealized derivative gains	(288,603)	—	—
Increase (decrease) in cash and cash equivalents from changes in assets and liabilities:
Other assets, net	(1,421,813)	(2,171,412)	(1,516,214)
Restricted cash	(493,843)	(712,751)	59,215
Accounts payable and accrued liabilities	1,721,910	2,670,699	1,125,839
Due to affiliates	339,357	(41,045)	(1,561,104)
Net cash provided by (used in) operating activities	19,441,170	(1,587,221)	(1,252,240)
Cash flows from investing activities:
Purchase of real estate	(49,432,644)	(499,863,176)	(136,121,758)
Additions to real estate facilities	(4,165,926)	(8,264,539)	(2,170,514)
Deposits on acquisition of real estate facilities	—	(250,000)	(2,486,163)
Settlement of foreign currency hedges	(3,947,758)	—	—
Restricted cash	(894,695)	(1,917,693)	(86,915)
Net cash used in investing activities	(58,441,023)	(510,295,408)	(140,865,350)
Cash flows from financing activities:
Gross proceeds from issuance of debt	166,186,951	366,898,908	71,981,167
Pay down of debt	(130,671,050)	(147,246,450)	(61,981,167)
Scheduled principal payments on debt	(1,564,587)	(430,078)	(166,573)
Debt issuance costs	(548,206)	(4,876,499)	(2,582,779)
Gross proceeds from issuance of common stock	18,879,477	326,806,655	190,817,800
Offering costs	(2,339,113)	(29,771,573)	(21,291,432)
Redemption of common stock	(1,741,113)	(1,066,953)	(17,500)
Distributions paid to common stockholders	(16,671,024)	(11,358,337)	(1,497,802)
Proceeds from issuance of preferred equity in our Operating Partnership	—	—	52,820,000
Redemption of preferred equity in our Operating Partnership	—	—	(59,469,500)
Distributions paid to preferred unitholders in our Operating Partnership	—	—	(4,909,305)
Distributions paid to noncontrolling interests in our Operating Partnership	(252,671)	(12,003)	(12,001)
Net cash provided by financing activities	31,278,664	498,943,670	163,690,908
Impact of foreign exchange rate changes on cash	82,742	(171,642)	—
Change in cash and cash equivalents	(7,638,447)	(13,110,601)	21,573,318
Cash and cash equivalents, beginning of period	14,993,869	28,104,470	6,531,152
Cash and cash equivalents, end of period	$7,355,422	$14,993,869	$28,104,470
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$15,994,203	$6,597,500	$2,807,997
Supplemental disclosure of noncash activities:
Deposit applied to the purchase of real estate facilities	$250,000	$2,066,260	$4,444,491
Proceeds from issuance of common stock in other assets	$—	$1,567,461	$2,346,306
Debt and accrued liabilities assumed during purchase of real estate facilities	$39,967,787	$81,356,425	$369,903
Real estate and construction in process included in accounts payable and accrued liabilities	$165,806	$—	$—
Transfer from intangibles to real estate facilities to finalize purchase price allocations	$—	$45,785	$958,000
Redemption of common stock included in accounts payable and accrued liabilities	$723,733	$245,330	$9,820
Offering costs included in due to affiliates	$299,299	$3,171,727	$160,512
Offering costs included in accounts payable and accrued liabilities	$1,410	$38,511	$45,275
Debt issuance costs included in accounts payable and accrued liabilities	$—	$94,000	$104,171
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$76,955	$786,229	$—
Issuance of shares pursuant to distribution reinvestment plan	$16,006,277	$10,791,747	$1,177,289
Distributions payable	$2,852,100	$2,608,609	$986,886
Issuance of units in our Operating Partnership for purchase of real estate facilities	$4,875,454	$—	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

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

SmartStop Asset Management, LLC, a Delaware limited liability company (our “Sponsor”) organized in 2013, was the sponsor of our Offering of shares of common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

On October 1, 2015, SmartStop Self Storage, Inc. (“SmartStop”) and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Extra Space Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Extra Space Merger, our Sponsor, which was previously owned by SmartStop, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our Sponsor. The former executive management team of SmartStop continued to serve on the executive management team for our Sponsor. In addition, our management team at the time of the Extra Space Merger continues to serve on our management team, as well as the management team of our Advisor and Property Manager.

We have no employees. Our Advisor, a Delaware limited liability company, was formed on January 8, 2013. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor, as well as a majority of the officers of our Sponsor, are also officers of us.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2017, we had sold approximately 1.4 million Class A Shares and approximately 0.2 million Class T Shares for approximately $13.9 million and $2.1 million, respectively, in our DRP Offering.

On April 13, 2017, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $10.22 (unaudited) for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2016.

As a result of the calculation of our estimated value per share, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.22 (unaudited) for both Class A Shares and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 8) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. As of December 31, 2017, we owned approximately 99.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.9% of the common units are owned by our Advisor, Strategic 1031, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

Effective October 1, 2017, our Property Manager terminated its sub-property management agreements with Extra Space and our Property Manager began managing all of our properties in the United States directly. In connection therewith, an affiliate of our Property Manager reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. Please see Note 8 – Related Party Transactions – Property Management Agreement.

All properties owned or acquired in Canada have been and will continue to be managed by a subsidiary of our Sponsor and branded using the SmartStop® Self Storage brand.

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

December 31, 2017, 2016, and 2015

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

As of December 31, 2017 and 2016, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

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

December 31, 2017, 2016, and 2015

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.4 million and approximately $19.9 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2017 and 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the years ended December 31, 2017, 2016, and 2015 we expensed approximately $0.5 million, $13.7 million, and $3.4 million respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2017, 2016, and 2015, no impairment losses were recognized.

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

December 31, 2017, 2016, and 2015

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2017, the gross amounts allocated to in-place lease intangibles was approximately $34.0 million and accumulated amortization of in-place lease intangibles totaled approximately $29.8 million. As of December 31, 2016, the gross amounts allocated to in-place lease intangibles was approximately $29.2 million and accumulated amortization of in-place lease intangibles totaled approximately $16.1 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2018, 2019, 2020, 2021, 2022, and thereafter is approximately $2.5 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.3 million respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2017 and 2016, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.5 million and $0.7 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from secured debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2017 and 2016, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.6 million and $0.2 million, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

Organizational and Offering Costs

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

December 31, 2017, 2016, and 2015

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

For the year ended December 31, 2017 we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018. For the year ended December 31, 2016 we received redemption requests totaling approximately $1.3 million, (approximately 138,000 shares), approximately $1.1 million of which were fulfilled during the year ended December 31, 2016, with the remaining approximately $0.2 million included in accounts payable and accrued liabilities as of December 31, 2016 and fulfilled in January 2017.

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

December 31, 2017, 2016, and 2015

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

The table below summarizes our fixed rate notes payable at December 31, 2017 and 2016. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$213,300,000	$218,332,483	$158,700,000	$166,410,537

As of December 31, 2017, we had interest rate swaps, an interest rate cap, and a net investment hedge (See Notes 5 and 6). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2017, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

Derivative Instruments and Hedging Activities

We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income. The ineffective portion of the change in fair value of the

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU will be applied using the modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

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

December 31, 2017, 2016, and 2015

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. We adopted this guidance on January 1, 2018 and will begin presenting restricted cash along with cash and cash equivalents in our consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017 and shall be applied on a prospective basis. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, certain transaction costs will be capitalized rather than expensed.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2017 and 2016:

Real estate facilities
Balance at December 31, 2015	$156,244,550
Facility acquisitions	563,278,685
Impact of foreign exchange rate changes	1,406,663
Finalized purchase price allocations related to 2015 acquisitions	(45,785)
Improvements and additions	6,571,620
Balance at December 31, 2016	727,455,733
Facility acquisitions	90,112,135
Impact of foreign exchange rate changes	7,731,429
Improvements and additions	4,521,592
Asset disposals	(141,412)
Balance at December 31, 2017	$829,679,477
Accumulated depreciation
Balance at December 31, 2015	$(3,755,709)
Depreciation expense	(11,132,336)
Impact of foreign exchange rate changes	32,857
Balance at December 31, 2016	(14,855,188)
Asset disposals	141,412
Depreciation expense	(19,777,620)
Impact of foreign exchange rate changes	(195,577)
Balance at December 31, 2017	$(34,686,973)

The following table summarizes the purchase price allocation for our acquisitions during the year ended
December 31, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued or Assumed	2017 Revenue(1)	2017 Property Operating Income (loss)(2)
Aurora II – CO	1/11/17	$9,780,754	$319,246	$10,100,000	$—	$794,762	$444,113
Dufferin – ONT(3)	2/1/17	22,545,843	1,538,440	24,084,283	11,111,469	1,884,548	1,243,009
Mavis – ONT(3)	2/1/17	19,150,741	1,368,637	20,519,378	9,366,048	1,522,352	959,505
Brewster – ONT(3)	2/1/17	13,663,740	911,564	14,575,304	6,121,600	1,197,613	623,084
Granite – ONT(3)	2/1/17	11,827,875	275,863	12,103,738	6,821,686	719,275	229,117
Centennial – ONT(3)(4)	2/1/17	13,143,182	—	13,143,182	4,939,433	279,366	(114,344)
2017 Total		$90,112,135	$4,413,750	$94,525,885	$38,360,236	$6,397,916	$3,384,484

(1)	The operating results of the facilities acquired above have been included in our consolidated statements of operations since their respective acquisition date.
(2)

Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses, and costs incurred in connection with the property management changes.

(3)	Allocation based on CAD/USD exchange rates as of date of acquisition. See Note 8 for further discussion regarding the Toronto Merger.
(4)

The Centennial property was acquired on February 1, 2017 with an occupancy of approximately 11% (unaudited) and the property’s occupancy has increased to approximately 63% (unaudited) as of December 31, 2017.

We incurred acquisition fees to our Advisor related to the Aurora II property of approximately $200,000 for the year ended December 31, 2017.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

The following table summarizes our purchase price allocation for our acquisitions during the year ended December 31, 2016:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	Debt Issued or Assumed	2016 Revenue(1)	2016 Property Operating Income (loss)(2)
Boynton Beach – FL	1/7/16	$17,216,308	$683,692	$17,900,000	$—	$1,380,868	831,069
Lancaster II – CA	1/11/16	4,381,816	268,184	4,650,000	—	633,864	367,208
Milton – ON (CAN) (3)	2/11/16	9,382,679	435,162	9,817,841	4,820,717	801,638	462,423
Burlington I – ON (CAN) (3)	2/11/16	13,572,128	617,940	14,190,068	6,917,253	894,067	489,001
Oakville I – ON (CAN) (3)	2/11/16	15,727,673	—	15,727,673	7,243,413	192,250	(138,177)
Oakville II – ON (CAN) (3)	2/29/16	12,329,590	584,295	12,913,885	7,392,762	873,172	547,559
Burlington II – ON (CAN) (3)	2/29/16	8,069,874	383,109	8,452,983	4,962,733	639,781	385,012
Xenia – OH	4/20/16	2,940,185	207,622	3,147,807	—	320,574	186,670
Sidney – OH	4/20/16	2,061,595	140,896	2,202,491	—	239,177	107,612
Troy – OH	4/20/16	2,746,676	176,984	2,923,660	—	323,562	183,352
Greenville – OH	4/20/16	1,992,064	132,462	2,124,526	—	232,716	113,902
Washington Court House – OH	4/20/16	2,137,658	172,033	2,309,691	—	267,877	146,595
Richmond – IN	4/20/16	3,167,538	194,671	3,362,209	—	334,750	170,187
Connersville – IN	4/20/16	1,807,824	121,792	1,929,616	—	224,183	101,140
Port St. Lucie I – FL	4/29/16	8,929,360	370,640	9,300,000	—	520,274	248,884
Sacramento – CA	5/09/16	7,821,975	328,025	8,150,000	—	485,624	209,183
Oakland – CA	5/18/16	12,613,636	501,197	13,114,833	5,315,948	759,385	412,947
Concord – CA	5/18/16	36,292,871	1,202,494	37,495,365	14,684,052	1,680,111	1,102,628
Pompano Beach – FL	6/1/16	20,603,718	682,764	21,286,482	13,714,676	813,850	497,015
Lake Worth – FL	6/1/16	22,912,381	672,074	23,584,455	11,089,560	850,056	551,889
Jupiter – FL	6/1/16	26,586,715	847,852	27,434,567	12,469,383	1,027,609	699,721
Royal Palm Beach – FL	6/1/16	24,700,716	839,031	25,539,747	12,097,235	932,729	599,065
Port St. Lucie II – FL	6/1/16	13,541,095	518,868	14,059,963	7,280,380	609,242	311,291
Wellington – FL	6/1/16	21,896,312	781,048	22,677,360	10,644,805	840,932	540,030
Doral – FL	6/1/16	22,820,702	773,831	23,594,533	12,081,860	845,835	522,374
Plantation – FL	6/1/16	32,213,998	1,036,052	33,250,050	15,624,241	1,190,931	806,283
Naples – FL	6/1/16	24,560,390	737,465	25,297,855	13,504,110	858,655	621,830
Delray – FL	6/1/16	30,080,319	992,704	31,073,023	11,160,313	1,139,020	775,964
Baltimore – MD	6/1/16	26,325,715	776,250	27,101,965	15,333,437	987,789	665,997
Sonoma – CA	6/14/16	7,148,092	276,908	7,425,000	—	329,208	174,641
Las Vegas I – NV	7/28/16	13,509,112	425,888	13,935,000	—	434,740	292,195
Las Vegas II – NV	9/23/16	13,757,025	442,975	14,200,000	—	261,704	163,354
Las Vegas III – NV	9/27/16	8,904,522	345,478	9,250,000	—	218,952	136,518
Asheville I – NC	12/30/16	14,793,279	450,775	15,244,054	7,143,593	5,600	(1,852)
Asheville II – NC	12/30/16	4,872,280	206,656	5,078,936	3,250,087	2,649	(3,431)
Hendersonville I – NC	12/30/16	4,522,751	163,926	4,686,677	2,243,715	1,900	(3,370)
Asheville III – NC	12/30/16	9,716,847	351,277	10,068,124	4,677,156	3,677	(2,616)
Arden – NC	12/30/16	12,055,859	443,676	12,499,535	6,557,917	4,599	(1,696)
Asheville IV – NC	12/30/16	9,013,256	317,301	9,330,557	4,413,190	3,275	(6,621)
Asheville V – NC	12/30/16	10,241,097	350,841	10,591,938	5,073,106	3,976	(2,710)
Asheville VI – NC	12/30/16	6,427,572	275,104	6,702,676	3,489,307	2,995	(3,162)
Asheville VII – NC	12/30/16	2,922,248	142,357	3,064,605	1,592,048	1,460	(4,284)
Asheville VIII – NC	12/30/16	7,927,820	312,430	8,240,250	4,536,924	3,685	(2,375)
Hendersonville II – NC	12/30/16	7,634,934	249,233	7,884,167	4,272,956	3,043	(2,611)
Sweeten Creek Land – NC	12/30/16	348,480	—	348,480	—	—	—
Highland Center Land – NC	12/30/16	50,000	—	50,000	—	—	—
2016 Total		$563,278,685	$19,933,962	$583,212,647	$233,586,877	$22,181,984	$13,250,634

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

(1)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition date.
(2)	Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, and acquisition expenses.
(3)	Allocation based on CAD/USD exchange rates as of date of acquisition.

We incurred acquisition fees to our Advisor related to the above properties of approximately $10.2 million for the year ended December 31, 2016.

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

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2017, and 2016 as if the Company’s acquisitions that occurred during 2017 and 2016 each had occurred as of January 1, 2016 and 2015, respectively. This pro forma information does not purport to represent what our actual results of operations would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Pro forma revenue	$76,573,381	$70,254,419
Pro forma operating expenses	$(59,932,625)	$(65,167,658)
Pro forma net loss attributable to common stockholders	$(2,194,550)	$(13,618,342)

The pro forma financial information for the years ended December 31, 2017 and 2016 were adjusted to exclude approximately $0.5 million and $13.6 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	December 31, 2017	December 31, 2016	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$12,076,470	$12,263,391	5.73%	9/1/2023
Amended KeyBank Credit Facility(2)	86,382,500	12,300,000	3.81%(13)	12/22/2018
Milton fixed rate(3)	5,238,606	4,956,483	5.81%	10/15/2018
Burlington I fixed rate(3)	5,120,423	4,870,817	5.98%	10/15/2018
Burlington I variable rate(3)	2,402,418	2,242,880	5.43%	10/15/2018
Oakville I variable rate(3)	8,019,489	7,486,937	4.95%	12/31/2018
Burlington II and Oakville II variable rate(3)	12,834,819	12,232,378	3.83%	2/28/2021
Oakland and Concord loan(4)	19,960,190	20,000,000	3.95%	4/10/2023
Amended KeyBank Property Loan(5)	—	92,753,550	N/A	5/1/2017
KeyBank CMBS Loan(6)	95,000,000	95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(7)	52,000,000	—	4.65%	5/1/2027
$11M KeyBank Subordinate Loan(8)	11,000,000	—	5.31%(13)	6/1/2020
Midland North Carolina CMBS Loan(9)	47,249,999	47,249,999	5.31%	8/1/2024
Dufferin loan(10)	11,172,315	—	3.21%	5/31/2019
Mavis loan(10)	9,416,609	—	3.21%	5/31/2019
Brewster loan(10)	6,154,532	—	3.21%	5/31/2019
Granite variable rate loan(11)	7,101,614	—	5.95%	6/1/2018
Centennial variable rate loan(11)	6,377,780	—	6.20%	6/1/2018
Premium on secured debt, net	1,646,988	2,069,847
Debt issuance costs, net	(2,361,850)	(2,605,542)
Total secured debt	396,792,902	310,820,740
Amended KeyBank Subordinate Loan(12)	—	10,000,000	N/A	3/31/2017
Total debt	$396,792,902	$320,820,740

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II.
(2)

As of December 31, 2017, this facility encumbers 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral).

(3)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of December 31, 2017. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).

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

December 31, 2017, 2016, and 2015

(9)

This loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments will be due monthly.

(10)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of December 31, 2017. These loans were assumed during the Toronto Merger, along with an interest rate swap with the Bank of Montreal that fixes the interest rate at 3.21%.

(11)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of December 31, 2017. Variable rate loans are based on Canadian Prime.
(12)	The Amended KeyBank Subordinate Loan (as defined below) was repaid in full on March 8, 2017.
(13)	We have a $90 million interest rate cap on our variable rate LIBOR based debt that caps LIBOR at 1.25%. See Note 6 below.

The weighted average interest rate on our consolidated debt as of December 31, 2017 was approximately 4.3%.  As of December 31, 2017 we provided recourse guarantees totaling approximately $43.7 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

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

On March 8, 2017, we removed five of the properties held as collateral (Plantation, Wellington, Naples, Port St. Lucie II, and Doral) under the Amended KeyBank Property Loan (as defined below) and added them to the Amended KeyBank Credit Facility. In conjunction with adding these five properties to the Amended KeyBank Credit Facility, we borrowed $56 million which was used to repay approximately $46 million of principal on the Amended KeyBank Property Loan and the remaining outstanding principal balance on the Amended KeyBank Subordinate Loan of $10 million. As of December 31, 2017 we had approximately $86.4 million in borrowings outstanding under the Amended KeyBank Credit Facility.

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

December 31, 2017, 2016, and 2015

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

The Amended KeyBank Credit Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 60% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not at any time to be less than the Base Amount plus 80% of Net Equity Proceeds received after the Effective Date; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than 60%; and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0. As of December 31, 2017 we were in compliance with all such covenants.

During 2017, our Operating Partnership purchased an interest rate cap with an effective date of July 1, 2017 and a notional amount of $90 million that caps LIBOR at 1.25% through December 22, 2018.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

The Amended KeyBank Subordinate Loan

On June 1, 2016, in conjunction with the acquisition of the First Phase of the 27 Property Portfolio, we entered into a credit agreement (the “Subordinate Loan Agreement”) in which we borrowed $30 million (the “KeyBank Subordinate Loan”) with KeyBank, as administrative agent, KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and the lenders party thereto. The KeyBank Subordinate Loan was a term loan facility with an original maturity date of December 31, 2016. During the third and fourth quarters of 2016, we made payments totaling $20 million on the KeyBank Subordinate Loan, reducing the loan amount to $10 million as of December 29, 2016. On December 29, 2016, we entered into a First Amendment to the Subordinate Loan Agreement (the “First Amendment to the Subordinate Loan”), which extended the maturity date of the Subordinate Loan Agreement (subsequently, the “Amended KeyBank Subordinate Loan”) from December 31, 2016 to March 31, 2017. On March 8, 2017, we paid off the outstanding balance of $10 million on the Amended KeyBank Subordinate Loan through a draw on the Amended KeyBank Credit Facility.

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

December 31, 2017, 2016, and 2015

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

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2017:

2018	$122,652,273
2019	26,852,594
2020	12,630,192
2021	14,014,862
2022	3,635,428
2023 and thereafter	217,722,415
Total payments	397,507,764
Premium on secured debt, net	1,646,988
Debt issuance costs, net	(2,361,850)
Total	$396,792,902

Note 6. Derivative Instruments

Interest Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our interest rate risk management strategy. The effective portion of the change in the fair value of the derivative that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

We do not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations and were approximately $290,000 for the year ended December 31, 2017.

Foreign Currency Forward

Our objectives in using foreign currency derivatives are to add stability to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar and to manage our exposure to exchange rate movements. To accomplish this objective, we use foreign currency forwards as part of our exchange rate risk management strategy. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the forward contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the forward contract. For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

The following table summarizes the terms of our derivative financial instruments as of December 31, 2017:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$19,960,190		3.95%	May 18, 2016	April 10, 2023
Dufferin loan	14,025,000	(1)	3.21%	February 1, 2017	May 31, 2019
Mavis loan	11,821,000	(1)	3.21%	February 1, 2017	May 31, 2019
Brewster loan	7,726,000	(1)	3.21%	February 1, 2017	May 31, 2019
Interest Rate Cap:
LIBOR	$90,000,000		1.25%	July 1, 2017	December 22, 2018
Foreign Currency Forward:
Denominated in CAD	$101,000,000	(1)	1.2526	August 31, 2017	March 29, 2018

(1)	Notional amounts shown are denominated in CAD.

On February 1, 2017, to hedge our net investment related to the Toronto Merger, we entered into a foreign currency forward contract with a notional amount of $58.5 million CAD, and a forward rate of approximately 1.3058. During the quarter ended March 31, 2017, we settled our two foreign currency forward contracts which resulted in us receiving a net settlement of approximately $1.4 million, and simultaneously entered into a third foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.3439. During the quarter ended September 30, 2017, we settled our third foreign currency forward contract, which resulted in us paying a net settlement of approximately $5.5 million, and simultaneously entered into a fourth foreign currency forward contract as noted in the table above. A portion of our gain (loss) from our settled hedges is recorded net in foreign currency forward contract gain (loss) in our consolidated statements of comprehensive loss, and a loss of approximately $125,000 related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the year ended December 31, 2017.

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2017 and 2016:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	December 31, 2017	December 31, 2016
Interest Rate Swaps
Other assets	$455,526	$41,884
Accounts payable and accrued liabilities	6,320	—
Interest Rate Cap
Other assets	$472,501	$—
Foreign Currency Forward
Other assets	$—	$86,315
Accounts payable and accrued liabilities	67,092	—

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

Note 7. Preferred Equity

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

Note 8. Related Party Transactions

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

December 31, 2017, 2016, and 2015

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to the Advisory Agreement, our Advisor is obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the years ended December 31, 2015, 2016, and 2017, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

December 31, 2017, 2016, and 2015

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

Property Management Agreement

Since inception, our Property Manager has served as the property manager for each of our properties pursuant to separate property management agreements. From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property. Effective October 1, 2017, our Property Manager terminated its sub-property management agreements with Extra Space. Our Property Manager now manages all our properties directly. In addition, an affiliate of our Property Manager reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we began using the “SmartStop® Self Storage” brand at our properties in the United States effective October 1, 2017. In connection with these terminations, each property management agreement that was subject to a sub-property management agreement with Extra Space was amended and, where applicable, we paid Extra Space a termination fee, as described below.

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

December 31, 2017, 2016, and 2015

of the Set-Up Amount for every full month of the term that had elapsed. After the end of the initial three year term, our Property Manager could have terminated a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space could have terminated a sub-property management agreement on 60 days prior written notice to our Property Manager.

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated each sub-property management agreement with Extra Space, and we amended each of our corresponding property management agreements as described below. To the extent a termination fee would have been owed by any of our property-owning subsidiaries had its corresponding property management agreement with our Property Manager been terminated, each such property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreements. The aggregate costs incurred in connection with the property management changes were approximately $0.8 million. This amount was included in property operating expenses – affiliates in the accompanying consolidated statements of operations for the year ended December 31, 2017.

Property Management Subsequent to September 30, 2017

In connection with the termination of each sub-property management agreement, each corresponding property management agreement was amended effective as of October 1, 2017. Pursuant to the amended property management agreements, our Property Manager receives: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we have agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. The property management agreements have a three year term and automatically renew for successive three year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

In connection with the change in our property management operations, each of our stores in the United States were rebranded under the “SmartStop® Self Storage” brand.

Our self storage properties located in Canada are subject to separate property management agreements with our Property Manager on terms substantially the same as the amended property management agreements described above. All properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and branded using the SmartStop® Self Storage brand.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2016 and 2017, and any related amounts payable as of December 31, 2016 and 2017:

	Year Ended December 31, 2016			Year Ended December 31, 2017
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$735,891	$777,354	$6,508	$1,090,366	$751,010	$345,864
Asset management fees	2,970,846	2,970,846	—	5,346,280	5,346,280	—
Property management fees(1)	2,752,862	2,752,862	—	5,285,082	5,285,082	—
Acquisition expenses	10,729,535	10,729,535	—	212,577	212,577	—
Additional Paid-in Capital				—	—	—
Selling commissions	21,141,748	21,141,748	—	966,516	966,516	—
Dealer Manager fee	6,573,962	6,573,760	160,714	353,167	513,881	—
Stockholder servicing fee(2)	3,297,305	286,292	3,011,013	299,299	690,272	2,620,040
Offering costs	444,719	444,719	—	33,466	33,466	—
Total	$48,646,868	$45,677,116	$3,178,235	$13,586,753	$13,799,084	$2,965,904

(1)

During the years ended December 31, 2017 and 2016, property management fees included approximately $3.2 million and $2.2 million, respectively, of fees paid to the sub-property manager of our properties. This includes the costs incurred related to the change in property management of approximately $0.8 million during 2017.

(2)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

Extra Space Self Storage

In connection with the Extra Space Merger of SmartStop Self Storage, Inc. into Extra Space, certain of our executive officers, including H. Michael Schwartz, Paula Mathews, Michael McClure and James Berg, received units of limited partnership interest in Extra Space Storage LP, the operating partnership for Extra Space, in exchange for units of limited partnership of SmartStop Self Storage Operating Partnership, L.P., the operating partnership for SmartStop, owned by such executives.

Tenant Insurance

We offer a tenant insurance plan to customers at our properties pursuant to which we receive 50% of the net revenues generated from such tenant insurance and our Property Manager or an affiliate receives the other 50% of such net revenues.

Storage Auction Program

In March 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. Our Property Manager may in the future utilize the Auction Company, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

At the effective time of the Toronto Merger, each share of common stock, $0.001 par value per share, of SS Toronto issued and outstanding was automatically converted into the right to receive $11.0651 USD in cash and 0.7311 Class A Units of our Operating Partnership. We paid an aggregate of approximately $7.3 million USD in cash consideration and issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of SS Toronto, consisting of Strategic 1031 and SS Toronto REIT Advisors, Inc., affiliates of our Sponsor. We acquired the SS Toronto Properties subject to approximately $50.1 million CAD (approximately $38.4 million USD) in outstanding debt (as described further below), approximately $0.8 million in other net liabilities, and paid approximately $33.1 million USD to an affiliate of Extra Space as repayment of outstanding debt and accrued interest owed by SS Toronto. No acquisition fee was paid to our Advisor for the Toronto Merger.

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

Note 9. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 13, 2017, beginning in May 2017, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $10.22 per Class A Share and Class T Share. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of December 31, 2017, we had sold approximately 1.4 million Class A Shares and approximately 0.2 million Class T Shares through our DRP Offering.

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

December 31, 2017, 2016, and 2015

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

For the year ended December 31, 2017, we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018. For the year ended December 31, 2016 we received redemption requests totaling approximately $1.3 million (approximately 138,000 shares), approximately $1.1 million of which were fulfilled during year ended December 31, 2016, with the remaining approximately $0.2 million included in accounts payable and accrued liabilities as of December 31, 2016 and fulfilled in January 2017.

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

December 31, 2017, 2016, and 2015

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 10. Declaration of Distributions

On December 19, 2017, our board of directors declared a distribution rate for the first quarter of 2018 of $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2018 and continuing on each day thereafter through and including March 31, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 11. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2017 and 2016:

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$17,707,546	$19,076,777	$19,939,512	$19,385,071
Total operating expenses	$18,259,683	$18,085,017	$19,197,777	$16,991,318
Operating income (loss)	$(552,137)	$991,760	$741,735	$2,393,753
Net loss	$(5,221,480)	$(3,538,491)	$(3,875,164)	$(2,351,155)
Net loss attributable to common stockholders	$(5,191,114)	$(3,502,661)	$(3,840,775)	$(2,329,515)
Net loss per Class A Share-basic and diluted	$(0.09)	$(0.06)	$(0.07)	$(0.04)
Net loss per Class T Share-basic and diluted	$(0.09)	$(0.06)	$(0.07)	$(0.04)

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016(1)
Total revenues	$6,234,589	$9,799,189	$14,457,550	$14,939,818
Total operating expenses	$10,048,926	$18,708,719	$15,753,103	$15,830,901
Operating loss	$(3,814,337)	$(8,909,530)	$(1,295,553)	$(891,083)
Net loss	$(4,508,654)	$(10,729,510)	$(6,341,069)	$(4,524,376)
Net loss attributable to common stockholders	$(4,505,204)	$(10,724,129)	$(6,338,356)	$(4,522,696)
Net loss per Class A Share-basic and diluted	$(0.17)	$(0.27)	$(0.14)	$(0.09)
Net loss per Class T Share-basic and diluted	$(0.17)	$(0.27)	$(0.14)	$(0.09)

(1)	Includes a net decrease of approximately $0.3 million of depreciation and amortization expense related to the finalization of purchase price allocations.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

Note 12. Subsequent Events

Distribution Declaration

On March 20, 2018, our board of directors declared a distribution rate for the second quarter of 2018 of $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2018 and continuing on each day thereafter through and including June 30, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month.

Joint Venture with SmartCentres

In January 2018, a subsidiary of our Sponsor entered into a contribution agreement (“Contribution Agreement”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for a tract of land owned by SmartCentres and located in East York, Ontario (the “East York Lot”) in Canada. In March, 2018, the interest in the Contribution Agreement was assigned to one of our subsidiaries.

Upon closing, the East York Lot will be owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Limited Partnership. It is intended that the Limited Partnership develops a self storage facility on the East York Lot. The value of the land to be contributed by SmartCentres to the Limited Partnership has an agreed upon fair market value of approximately $7.6 million CAD. At closing, we will subscribe for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. We expect the acquisition of the East York Lot to close in the third quarter of 2018 after the land has been zoned so as to permit the self storage facility. In some circumstances, if we fail to complete the acquisition, we may forfeit up to approximately $0.3 million CAD in earnest money.

Tenant Insurance Joint Venture

In connection with the amended property management agreements effective as of October 1, 2017, we agreed with our Property Manager to share equally in the net revenue attributable to the sale of tenant insurance at our properties.  On March 19, 2018, to facilitate such revenue sharing, we and our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture (the “TI Joint Venture”), Strategic Storage TI Services II JV, LLC (the “TI Joint Venture Entity”), a Delaware limited liability company, which is owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate, SmartStop TI II, LLC (“SS TI II”).  Under the terms of the TI Joint Venture agreement, our TRS receives 50% of the net economics generated from such tenant insurance and SS TI II receives the other 50%.  The TI Joint Venture agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the TI Joint Venture agreement or undergoes a change of control (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture Entity to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture Entity at 95% of fair market value.

Foreign Currency Hedging Activity

On March 28, 2018 we settled our foreign currency forward which resulted in us receiving a settlement of approximately $2.2 million. In conjunction with the settlement, we entered into a new forward contract to continue hedging our net Canadian investment. The new forward contract has a notional amount of $90 million CAD, a maturity date of January 28, 2019, and a forward rate of approximately 1.2846.

Distribution Reinvestment Plan Offering Status

As of March 23, 2018, in connection with our DRP Offering, we had issued approximately 1.7 million Class A shares of our common stock and approximately 0.3 million Class T Shares of our common stock for gross proceeds of approximately $17.3 million and approximately $2.6 million, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

			Initial Cost to Company					Gross Carrying Amount at December 31, 2017
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$1,181,939	$531,000	$1,891,000	$2,422,000	$111,669		$531,000	$2,002,669	2,533,669	$241,586	2004	11/3/2014
Cary	NC	2,535,910	1,064,000	3,301,000	4,365,000	$98,853		1,064,000	3,399,853	4,463,853	392,194	1998/2005/2006	11/3/2014
Raleigh	NC	2,175,218	1,186,000	2,540,000	3,726,000	$144,354		1,186,000	2,684,354	3,870,354	365,593	1999	11/3/2014
Myrtle Beach I	SC	3,296,127	1,482,000	4,476,000	5,958,000	$201,678		1,482,000	4,677,678	6,159,678	564,591	1998/2005-2007	11/3/2014
Myrtle Beach II	SC	3,074,197	1,690,000	3,654,000	5,344,000	$158,540		1,690,000	3,812,540	5,502,540	473,457	1999/2006	11/3/2014
Whittier	CA	4,602,761	2,730,000	2,916,875	5,646,875	$206,840		2,730,000	3,123,715	5,853,715	384,790	1989	2/19/2015
La Verne	CA	3,167,492	1,950,000	2,036,875	3,986,875	$198,340		1,950,000	2,235,215	4,185,215	288,182	1986	1/23/2015
Santa Ana	CA	5,196,666	4,890,000	4,006,875	8,896,875	$189,229		4,890,000	4,196,104	9,086,104	531,037	1978	2/5/2015
Upland	CA	3,612,920	2,950,000	3,016,875	5,966,875	$234,789		2,950,000	3,251,664	6,201,664	421,142	1979	1/29/2015
La Habra	CA	3,662,412	2,060,000	2,356,875	4,416,875	$131,050		2,060,000	2,487,925	4,547,925	288,072	1981	2/5/2015
Monterey Park	CA	2,573,587	2,020,000	2,216,875	4,236,875	$197,205		2,020,000	2,414,080	4,434,080	269,119	1987	2/5/2015
Huntington Beach	CA	6,978,379	5,460,000	4,856,875	10,316,875	$131,308		5,460,000	4,988,183	10,448,183	595,665	1986	2/5/2015
Chico	CA	1,163,063	400,000	1,336,875	1,736,875	$215,862		400,000	1,552,737	1,952,737	183,350	1984	1/23/2015
Lancaster	CA	1,682,730	200,000	1,516,875	1,716,875	$230,481		200,000	1,747,356	1,947,356	233,961	1980	1/29/2015
Riverside	CA	2,326,127	370,000	2,326,875	2,696,875	$297,674		370,000	2,624,549	2,994,549	303,050	1985	1/23/2015
Fairfield	CA	2,746,809	730,000	2,946,875	3,676,875	$86,983		730,000	3,033,858	3,763,858	360,527	1984	1/23/2015
Lompoc	CA	2,821,047	1,000,000	2,746,875	3,746,875	$107,884		1,000,000	2,854,759	3,854,759	333,754	1982	2/5/2015
Santa Rosa	CA	7,324,823	3,150,000	6,716,875	9,866,875	$153,740		3,150,000	6,870,615	10,020,615	814,068	1979-1981	1/29/2015
Vallejo	CA	627,392	990,000	3,946,875	4,936,875	$148,563		990,000	4,095,438	5,085,438	481,937	1981	1/29/2015
Federal Heights	CO	2,375,619	1,100,000	3,346,875	4,446,875	$165,818		1,100,000	3,512,693	4,612,693	469,160	1983	1/29/2015
Aurora	CO	4,800,729	810,000	5,906,875	6,716,875	$177,848		810,000	6,084,723	6,894,723	707,715	1984	2/5/2015
Littleton	CO	2,177,650	1,680,000	2,456,875	4,136,875	$161,371		1,680,000	2,618,246	4,298,246	320,625	1985	1/23/2015
Bloomingdale	IL	2,375,619	810,000	3,856,874	4,666,874	$266,171		810,000	4,123,045	4,933,045	461,514	1987	2/19/2015
Crestwood	IL	1,633,238	250,000	2,096,875	2,346,875	$250,938		250,000	2,347,813	2,597,813	279,054	1987	1/23/2015
Forestville	MD	3,464,444	1,940,000	4,346,875	6,286,875	$664,261		1,940,000	5,011,136	6,951,136	660,483	1988	1/23/2015
Warren I	MI	1,954,936	230,000	2,966,875	3,196,875	$360,536		230,000	3,327,411	3,557,411	352,516	1996	5/8/2015
Sterling Heights	MI	2,301,381	250,000	3,286,875	3,536,875	$664,188		250,000	3,951,063	4,201,063	380,709	1977	5/21/2015
Troy	MI	3,414,952	240,000	4,176,875	4,416,875	$159,198		240,000	4,336,073	4,576,073	497,541	1988	5/8/2015
Warren II	MI	2,251,889	240,000	3,066,875	3,306,875	$611,573		240,000	3,678,448	3,918,448	400,241	1987	5/8/2015
Beverly	NJ	1,385,778	400,000	1,696,875	2,096,875	$174,938		400,000	1,871,813	2,271,813	182,543	1988	5/28/2015
Everett	WA	2,722,063	2,010,000	2,956,875	4,966,875	$515,791		2,010,000	3,472,666	5,482,666	370,747	1986	2/5/2015
Foley	AL	4,132,587	1,839,000	5,717,000	7,556,000	$567,120		1,839,000	6,284,120	8,123,120	577,737	1985/1996/2006	9/11/2015
Tampa	FL	1,633,238	718,244	2,257,471	2,975,715	$427,594		718,244	2,685,065	3,403,309	221,966	1985	11/3/2015
Boynton Beach	FL	8,166,188	1,983,491	15,232,817	17,216,308	$327,788		1,983,491	15,560,605	17,544,096	931,140	2004	1/7/2016
Lancaster II	CA	2,350,873	670,392	3,711,424	4,381,816	$195,500		670,392	3,906,924	4,577,316	295,441	1991	1/11/2016
Milton(2)	ONT	4,956,483	1,501,716	8,196,411	9,698,127	$725,250	(3)	1,608,534	8,814,843	10,423,377	498,620	2006	2/11/2016
Burlington I(2)	ONT	7,113,697	3,403,987	10,624,437	14,028,424	$1,068,044	(3)	3,646,116	11,450,352	15,096,468	670,977	2011	2/11/2016
Oakville I(2)	ONT	7,486,937	2,744,484	13,511,955	16,256,439	$3,058,986	(3)	2,939,701	16,375,724	19,315,425	942,365	2016	2/11/2016
Oakville II(2)	ONT	7,310,803	2,998,831	9,394,919	12,393,750	$903,316	(3)	3,212,141	10,084,925	13,297,066	595,898	2004	2/29/2016
Burlington II(2)	ONT	4,921,575	2,959,356	5,152,513	8,111,869	$580,664	(3)	3,169,857	5,522,676	8,692,533	325,218	2008	2/29/2016

			Initial Cost to Company				Gross Carrying Amount at December 31, 2017
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Xenia	OH	384,338	275,493	2,664,693	2,940,186	$5,249	275,493	2,669,942	2,945,435	182,759	2003	4/20/2016
Sidney	OH	226,292	255,246	1,806,349	2,061,595	$21,053	255,246	1,827,402	2,082,648	178,314	2003	4/20/2016
Troy	OH	384,338	150,666	2,596,010	2,746,676	$21,306	150,666	2,617,316	2,767,982	202,387	2003	4/20/2016
Greenville	OH	231,081	82,598	1,909,466	1,992,064	$12,412	82,598	1,921,878	2,004,476	127,060	2003	4/20/2016
Washington Court House	OH	274,185	255,456	1,882,203	2,137,659	$14,819	255,456	1,897,022	2,152,478	131,031	2003	4/20/2016
Richmond	IN	419,060	223,159	2,944,379	3,167,538	$18,400	223,159	2,962,779	3,185,938	209,671	2003	4/20/2016
Connersville	IN	227,490	155,533	1,652,290	1,807,823	$16,464	155,533	1,668,754	1,824,287	119,102	2003	4/20/2016
Port St. Lucie I	FL	1,017,716	2,589,781	6,339,578	8,929,359	$65,162	2,589,781	6,404,740	8,994,521	373,838	1999	4/29/2016
Sacramento	CA	975,810	1,205,209	6,616,767	7,821,976	$94,320	1,205,209	6,711,087	7,916,296	351,942	2006	5/9/2016
Oakland	CA	5,315,948	5,711,189	6,902,446	12,613,635	$52,591	5,711,189	6,955,037	12,666,226	367,463	1979	5/18/2016
Concord	CA	14,684,052	19,090,003	17,202,868	36,292,871	$109,915	19,090,003	17,312,783	36,402,786	948,269	1988/1998	5/18/2016
Pompano Beach	FL	7,800,455	3,947,715	16,656,002	20,603,717	$57,772	3,947,715	16,713,774	20,661,489	784,580	1979	6/1/2016
Lake Worth	FL	8,572,515	12,108,208	10,804,173	22,912,381	$66,615	12,108,208	10,870,788	22,978,996	708,974	1998/2003	6/1/2016
Jupiter	FL	9,530,933	16,029,881	10,556,833	26,586,714	$55,109	16,029,881	10,611,942	26,641,823	577,164	1992/2012	6/1/2016
Royal Palm Beach	FL	9,477,688	11,425,394	13,275,322	24,700,716	$27,340	11,425,394	13,302,662	24,728,056	822,599	2001/2003	6/1/2016
Port St. Lucie II	FL	5,697,262	5,130,621	8,410,474	13,541,095	$103,826	5,130,621	8,514,300	13,644,921	486,359	2002	6/1/2016
Wellington	FL	8,253,043	10,233,511	11,662,801	21,896,312	$35,196	10,233,511	11,697,997	21,931,508	596,330	2005	6/1/2016
Doral	FL	9,371,197	11,335,658	11,485,045	22,820,703	$59,787	11,335,658	11,544,832	22,880,490	593,071	1998	6/1/2016
Plantation	FL	11,660,751	12,989,079	19,224,919	32,213,998	$28,015	12,989,079	19,252,934	32,242,013	980,750	2002/2012	6/1/2016
Naples	FL	10,702,333	11,789,085	12,771,305	24,560,390	$69,133	11,789,085	12,840,438	24,629,523	638,777	2002	6/1/2016
Delray	FL	11,687,373	17,096,692	12,983,627	30,080,319	$60,059	17,096,692	13,043,686	30,140,378	672,267	2003	6/1/2016
Baltimore	MD	2,753,821	3,897,872	22,427,843	26,325,715	$192,223	3,897,872	22,620,066	26,517,938	1,190,263	1990/2014	6/1/2016
Sonoma	CA	826,146	3,468,153	3,679,939	7,148,092	$46,633	3,468,153	3,726,572	7,194,725	201,221	1984	6/14/2016
Las Vegas I	NV	1,372,121	2,391,220	11,117,892	13,509,112	$67,361	2,391,220	11,185,253	13,576,473	482,797	2002	7/28/2016
Las Vegas II	NV	1,472,695	3,840,088	9,916,937	13,757,025	$49,890	3,840,088	9,966,827	13,806,915	398,073	2000	9/23/2016
Las Vegas III	NV	1,107,515	2,565,579	6,338,944	8,904,523	$96,729	2,565,579	6,435,673	9,001,252	294,063	1989	9/27/2016
Asheville I	NC	7,143,593	3,619,676	11,173,603	14,793,279	$60,027	3,619,676	11,233,630	14,853,306	395,168	1988/2005/2015	12/30/2016
Asheville II	NC	3,250,087	1,764,969	3,107,311	4,872,280	$35,791	1,764,969	3,143,102	4,908,071	117,392	1984	12/30/2016
Hendersonville I	NC	2,243,715	1,081,547	3,441,204	4,522,751	$35,997	1,081,547	3,477,201	4,558,748	122,491	1982	12/30/2016
Asheville III	NC	4,677,156	5,096,833	4,620,013	9,716,846	$23,027	5,096,833	4,643,040	9,739,873	178,207	1991/2002	12/30/2016
Arden	NC	6,557,917	1,790,118	10,265,741	12,055,859	$50,324	1,790,118	10,316,065	12,106,183	327,021	1973	12/30/2016
Asheville IV	NC	4,413,190	4,558,139	4,455,118	9,013,257	$29,925	4,558,139	4,485,043	9,043,182	175,805	1985/1986/2005	12/30/2016
Asheville V	NC	5,073,106	2,414,680	7,826,417	10,241,097	$60,643	2,414,680	7,887,060	10,301,740	280,300	1978/2009/2014	12/30/2016

			Initial Cost to Company					Gross Carrying Amount at December 31, 2017
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Asheville VI	NC	3,489,307	1,306,240	5,121,332	6,427,572	35,322		1,306,240	5,156,654	6,462,894	167,988	2004	12/30/2016
Asheville VIII	NC	4,536,924	1,764,965	6,162,855	7,927,820	40,964		1,764,965	6,203,819	7,968,784	222,956	1968/2002	12/30/2016
Hendersonville II	NC	4,272,956	2,597,584	5,037,350	7,634,934	53,013		2,597,584	5,090,363	7,687,947	213,493	1989/2003	12/30/2016
Asheville VII	NC	1,592,048	782,457	2,139,791	2,922,248	20,001		782,457	2,159,792	2,942,249	82,266	1999	12/30/2016
Sweeten Creek Land	NC	—	348,480	—	348,480	—		348,480	—	348,480	—	N/A	12/30/2016
Highland Center Land	NC	—	50,000	—	50,000	—		50,000	—	50,000	—	N/A	12/30/2016
Aurora II	CO	—	1,584,664	8,196,091	9,780,755	74,953		1,584,664	8,271,044	9,855,708	309,267	2012	1/11/2017
Dufferin(2)	ONT	11,111,469	6,258,511	16,287,332	22,545,843	947,068	(3)	6,515,329	16,977,582	23,492,911	495,689	2015	2/1/2017
Mavis(2)	ONT	9,366,048	4,657,233	14,493,508	19,150,741	790,463	(3)	4,848,342	15,092,862	19,941,204	438,649	2013	2/1/2017
Brewster(2)	ONT	6,121,600	4,136,329	9,527,410	13,663,739	562,483	(3)	4,306,062	9,920,160	14,226,222	292,332	2013	2/1/2017
Granite(2)	ONT	6,821,686	3,126,446	8,701,429	11,827,875	487,883	(3)	3,254,740	9,061,018	12,315,758	253,702	1998/2016	2/1/2017
Centennial(2)	ONT	4,939,433	1,714,644	11,428,538	13,143,182	539,330	(3)	1,785,005	11,897,507	13,682,512	326,838	2016/2017	2/1/2017
		$349,716,671	$270,529,105	$538,583,844	$809,112,949	$20,566,528		$272,313,395	$557,366,082	$829,679,477	$34,686,973

(1)	The aggregate cost of real estate for United States federal income tax purposes is $869,065,902.
(2)	This property is located in Ontario, Canada.
(3)	The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

Activity in real estate facilities during 2017 was as follows:

2017
Real estate facilities
Balance at beginning of year	$727,455,733
Facility acquisitions	90,112,135
Impact of foreign exchange rate changes	7,731,429
Improvements and additions	4,521,592
Asset disposals	(141,412)
Balance at end of year	$829,679,477
Accumulated depreciation
Balance at beginning of year	$(14,855,188)
Asset disposals	141,412
Depreciation expense	(19,777,620)
Impact of foreign exchange rate changes	(195,577)
Balance at end of year	$(34,686,973)
Construction in process
Balance at beginning of year	$1,740,139
Net additions and assets placed into service	(1,647,620)
Balance at end of year	$92,519
Real estate facilities, net	$795,085,023

EXHIBIT INDEX

Exhibit No.	Description

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

10.4

Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P. , incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.5

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

10.6	Amended and Restated Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 28, 2015, Commission File No. 333-190983

10.7	Amended and Restated KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on December 28, 2015, Commission File No. 333-190983

10.8

Purchase and Sale Agreement, dated as of March 25, 2016, by and between Nob Hill Storage Limited Partnership and SST II Acquisitions, LLC for the purchase of 10325 W. Broward Boulevard, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 31, 2016, Commission File No. 333-190983

Exhibit No.	Description
10.9

Purchase and Sale Agreement, dated as of March 25, 2016, by and Between George’s Stor-Mor Realty, LLC, GSM Two, LLC, 15 Chaparral, LLC, 2561 Sweeten Creek, LLC, 2635 WL, LLC, Swannanoa Storage, LLC, and 3175 Storage, LLC, and SST II Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-

K, filed on March 31, 2016, Commission File No. 333-190983

10.10	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on March 31, 2016, Commission File No. 333-190983

10.111	Property Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.12	Property Loan Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.13	Subordinate Loan Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 7, 2016, Commission File No. 000-55617

10.14	Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

10.15	KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.16	Promissory Note A-1, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.17	Promissory Note A-2, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.18	First Amendment to the Property Loan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.19	Assumption Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.20	Joinder By and Agreement of New Indemnitor, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.21	First Amendment to the Subordinate Loan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.22

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

23.1*	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP

23.2*	Consent of Independent Registered Public Accounting Firm – CohnReznick, LLP

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust II, Inc. financial information for the Year Ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Filed herewith.