Form 10-Q
period 2018-03-31
Strategic Storage Trust II, Inc.
filed 2018-05-11
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, there were 49,658,563 outstanding shares of Class A common stock and 7,404,258 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$271,356,612	$272,313,395
Buildings	511,753,796	514,648,107
Site improvements	42,637,296	42,717,975
	825,747,704	829,679,477
Accumulated depreciation	(39,541,014)	(34,686,973)
	786,206,690	794,992,504
Construction in process	92,447	92,519
Real estate facilities, net	786,299,137	795,085,023
Cash and cash equivalents	5,122,092	7,355,422
Restricted cash	4,933,113	4,512,990
Other assets, net	7,534,239	5,563,600
Debt issuance costs, net of accumulated amortization	624,803	836,202
Intangible assets, net of accumulated amortization	2,897,058	4,144,601
Total assets	$807,410,442	$817,497,838
LIABILITIES AND EQUITY
Debt, net	$392,049,437	$396,792,902
Accounts payable and accrued liabilities	7,794,092	7,451,849
Due to affiliates	2,933,255	2,965,904
Distributions payable	2,869,687	2,852,100
Total liabilities	405,646,471	410,062,755
Commitments and contingencies (Note 8)
Redeemable common stock	27,341,428	24,497,059
Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 49,653,836 and 49,386,092 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	49,654	49,386
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,399,104 and 7,350,142 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7,400	7,351
Additional paid-in capital	496,300,885	496,287,890
Distributions	(68,799,918)	(60,561,504)
Accumulated deficit	(59,302,979)	(58,641,776)
Accumulated other comprehensive income	1,820,322	1,369,208
Total Strategic Storage Trust II, Inc. equity	370,075,364	378,510,555
Noncontrolling interests in our Operating Partnership	4,347,179	4,427,469
Total equity	374,422,543	382,938,024
Total liabilities and equity	$807,410,442	$817,497,838

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Self storage rental revenue	$19,432,415	$17,612,186
Ancillary operating revenue	434,042	95,360
Total revenues	19,866,457	17,707,546
Operating expenses:
Property operating expenses	5,946,103	5,937,345
Property operating expenses – affiliates	2,556,377	2,358,997
General and administrative	1,202,934	995,913
Depreciation	5,066,544	4,774,432
Intangible amortization expense	1,180,502	3,714,656
Acquisition expenses—affiliates	8,305	212,577
Other property acquisition expenses	49,351	265,763
Total operating expenses	16,010,116	18,259,683
Operating income (loss)	3,856,341	(552,137)
Other income (expense):
Interest expense	(4,362,065)	(3,564,304)
Interest expense—accretion of fair market value of secured debt	114,360	8,634
Interest expense—debt issuance costs	(319,383)	(1,029,326)
Other	43,700	(84,347)
Net loss	(667,047)	(5,221,480)
Net loss attributable to the noncontrolling interests in our Operating Partnership	5,844	30,366
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(661,203)	$(5,191,114)
Net loss per Class A share – basic and diluted	$(0.01)	$(0.09)
Net loss per Class T share – basic and diluted	$(0.01)	$(0.09)
Weighted average Class A shares outstanding – basic and diluted	49,501,089	48,261,978
Weighted average Class T shares outstanding – basic and diluted	7,375,319	7,139,168

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(667,047)	$(5,221,480)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,059,805)	(620,291)
Foreign currency forward contract gains	2,073,290	411,763
Interest rate swap and cap contract gains (losses)	437,629	(29,270)
Other comprehensive income (loss)	451,114	(237,798)
Comprehensive loss	(215,933)	(5,459,278)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	1,892	31,749
Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(214,041)	$(5,427,529)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	49,386,092	$49,386	7,350,142	$7,351	$496,287,890	$(60,561,504)	$(58,641,776)	$1,369,208	$378,510,555	$4,427,469	$382,938,024	$24,497,059
Offering costs	—	—	—	—	(1,973)	—	—	—	(1,973)	—	(1,973)	—
Changes to redeemable common stock	—	—	—	—	(3,970,960)	—	—	—	(3,970,960)	—	(3,970,960)	3,970,960
Redemptions of common stock	(69,411)	(69)	(2,640)	(3)	—	—	—	—	(72)	—	(72)	(1,126,591)
Distributions	—	—	—	—	—	(8,238,414)	—	—	(8,238,414)	—	(8,238,414)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(74,446)	(74,446)	—
Issuance of shares for distribution reinvestment plan	337,155	337	51,602	52	3,970,960	—	—	—	3,971,349	—	3,971,349	—
Stock compensation expense	—	—	—	—	14,968	—	—	—	14,968	—	14,968	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(661,203)	—	(661,203)	—	(661,203)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,844)	(5,844)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,059,805)	(2,059,805)	—	(2,059,805)	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	2,073,290	2,073,290	—	2,073,290	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	437,629	437,629	—	437,629	—
Balance as of March 31, 2018	49,653,836	$49,654	7,399,104	$7,400	$496,300,885	$(68,799,918)	$(59,302,979)	$1,820,322	$370,075,364	$4,347,179	$374,422,543	$27,341,428

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(667,047)	$(5,221,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,247,046	8,489,088
Accretion of fair market value adjustment of secured debt	(114,360)	(8,634)
Amortization of debt issuance costs	319,383	453,325
Expense related to issuance of restricted stock	14,968	7,217
Unrealized derivative gains	(21,779)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(1,386,198)	(1,703,041)
Accounts payable and accrued liabilities	(90,185)	723,834
Due to affiliates	135,724	29,225
Net cash provided by operating activities	4,437,552	2,769,534
Cash flows from investing activities:
Purchase of real estate	—	(49,432,644)
Additions to real estate	(148,990)	(759,052)
Deposits on acquisition of real estate	(203,596)	—
Settlement of foreign currency hedges	2,132,261	1,443,735
Net cash provided by (used in) investing activities	1,779,675	(48,747,961)
Cash flows from financing activities:
Gross proceeds from issuance of debt	—	98,135,101
Pay down of debt	(2,200,000)	(66,684,586)
Scheduled principal payments on debt	(542,300)	(311,327)
Debt issuance costs	—	(504,394)
Gross proceeds from issuance of common stock	—	18,755,216
Offering costs	(171,758)	(1,761,601)
Redemption of common stock	(723,733)	(245,509)
Distributions paid to common stockholders	(4,249,477)	(3,989,726)
Distributions paid to noncontrolling interests in our Operating Partnership	(74,446)	(25,199)
Net cash provided by (used in) financing activities	(7,961,714)	43,367,975
Impact of foreign exchange rate changes on cash and restricted cash	(68,720)	(131,953)
Change in cash, cash equivalents, and restricted cash	(1,813,207)	(2,742,405)
Cash, cash equivalents, and restricted cash beginning of period	11,868,412	18,034,805
Cash, cash equivalents, and restricted cash end of period	$10,055,205	$15,292,400
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$4,359,495	$3,398,926
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$—	$250,000
Debt and accrued liabilities assumed during purchase of real estate facilities	$—	$39,967,786
Redemption of common stock included in accounts payable and accrued liabilities	$1,126,591	$384,063
Transfer of construction in process to real estate facilities	$—	$1,693,458
Offering costs included in due to affiliates	$—	$299,299
Offering costs included in accounts payable and accrued liabilities	$—	$15,000
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$311,328	$1,013,433
Issuance of shares pursuant to distribution reinvestment plan	$3,971,349	$3,866,834
Distributions payable	$2,869,687	$2,800,701
Issuance of units in our Operating Partnership for purchase of real estate facilities	$—	$4,875,454

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

SmartStop Asset Management, LLC, a Delaware limited liability company (our “Sponsor”) organized in 2013, was the sponsor of our Offering of shares of our common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (our “Property Manager”).

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2018, we had sold approximately 1.7 million Class A Shares and approximately 0.3 million Class T Shares for approximately $17.3 million and $2.6 million, respectively, in our DRP Offering.

We invested the net proceeds from our Offering primarily in self storage facilities. As of March 31, 2018, we owned 83 self storage facilities located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina and Washington) and Canada (the Greater Toronto Area).

On April 19, 2018, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $10.65 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2017.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

As a result of the calculation of our estimated value per share, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.65 for both Class A Shares and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 7) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of March 31, 2018, we owned approximately 99.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.9% of the common units are owned by our Advisor, Strategic 1031, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

On October 1, 2017, our Property Manager terminated its sub-property management agreements with Extra Space and our Property Manager began managing all of our properties in the United States directly. In connection therewith, an affiliate of our Property Manager reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. Please see Note 7 – Related Party Transactions – Property Management Agreement.

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

March 31, 2018

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

As of March 31, 2018 and December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land, buildings, and site improvements is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $4.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. We have yet to acquire any properties that require capitalization of acquisition related transaction costs that would have previously been expensed under the guidance in effect prior to January 1, 2018.

During the three months ended March 31, 2018 and 2017, we expensed approximately $60,000 and $0.5 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2018 and 2017, no impairment losses were recognized.

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

Real Estate Facilities

Real estate facilities are recorded based on fair value or relative fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2018, the gross amounts allocated to in-place lease intangibles was approximately $34 million and accumulated amortization of in-place lease intangibles totaled approximately $31 million. As of December 31, 2017, the gross amounts allocated to in-place lease intangibles was approximately $34 million and accumulated amortization of in-place lease intangibles totaled approximately $30 million.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The total estimated future amortization expense of intangible assets for the years ending December 31, 2018, 2019, 2020, 2021, 2022, and thereafter is approximately $1.2 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.2 million respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2018 and December 31, 2017, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.7 million and $1.5 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2018 and December 31, 2017, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $0.7 million and $0.6 million, respectively.

Offering Costs

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

March 31, 2018

(Unaudited)

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

For the year ended December 31, 2017, we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.  For the three months ended March 31, 2018, we received redemption requests totaling approximately $1.1 million (approximately 120,000 shares), all of which were included in accounts payable and accrued liabilities as of March 31, 2018, and fulfilled in April 2018.

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

March 31, 2018

(Unaudited)

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

The table below summarizes our fixed rate notes payable at March 31, 2018 and December 31, 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$206,400,000	$217,840,421	$213,300,000	$218,332,483

As of March 31, 2018, we had interest rate swaps, an interest rate cap, and a net investment hedge (See Notes 5 and 6). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2018, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU will be applied using the modified retrospective approach. We have determined that our self storage rental revenues are not subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. We adopted this guidance on January 1, 2018 and have begun presenting restricted cash along with cash and cash equivalents in our consolidated statements of cash flows.  As a result of adopting the new guidance, approximately $0.3 million and $0.3 million of restricted cash which were previously included as operating and investing cash outflows, respectively, within the consolidated statements of cash flows for the three months ended March 31, 2017, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and end of the period.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2018:

Real estate facilities
Balance at December 31, 2017	$829,679,477
Impact of foreign exchange rate changes	(4,080,396)
Improvements and additions	148,623
Balance at March 31, 2018	$825,747,704
Accumulated depreciation
Balance at December 31, 2017	$(34,686,973)
Depreciation expense	(5,003,587)
Impact of foreign exchange rate changes	149,546
Balance at March 31, 2018	$(39,541,014)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2016. However, for acquisitions of lease-up properties that were not operational as of these dates, the pro forma information includes these acquisitions as of the date that formal operations began. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the three months ended
	March 31, 2018	March 31, 2017
Pro forma revenue	$19,866,457	$18,172,021
Pro forma operating expenses	$14,855,313	$14,982,264
Pro forma net income (loss) attributable to common stockholders	$483,483	$(1,696,328)

The pro forma financial information for the three months ended March 31, 2018 and 2017 was adjusted to exclude none and approximately $0.5 million, respectively, for acquisition related expenses.

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	March 31, 2018	December 31, 2017	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$12,025,654	$12,076,470	5.73%	9/1/2023
Amended KeyBank Credit Facility(2)	84,182,500	86,382,500	4.13%(11)	12/22/2018
Milton fixed rate(3)	5,078,806	5,238,606	5.81%	10/15/2018
Burlington I fixed rate(3)	4,957,132	5,120,423	5.98%	10/15/2018
Burlington I variable rate(3)	2,337,275	2,402,418	5.69%	10/15/2018
Oakville I variable rate(3)	7,802,039	8,019,489	5.20%	12/31/2018
Burlington II and Oakville II variable rate(3)	12,421,700	12,834,819	4.08%	2/28/2021
Oakland and Concord loan(4)	19,840,007	19,960,190	3.95%	4/10/2023
KeyBank CMBS Loan(5)	95,000,000	95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(6)	52,000,000	52,000,000	4.65%	5/1/2027
$11M KeyBank Subordinate Loan(7)	11,000,000	11,000,000	5.63%(11)	6/1/2020
Midland North Carolina CMBS Loan(8)	47,249,999	47,249,999	5.31%	8/1/2024
Dufferin loan(9)	10,761,650	11,172,315	3.21%	5/31/2019
Mavis loan(9)	9,071,375	9,416,609	3.21%	5/31/2019
Brewster loan(9)	5,928,750	6,154,532	3.21%	5/31/2019
Granite variable rate loan(10)	6,909,052	7,101,614	6.20%	6/1/2018(12)
Centennial variable rate loan(10)	6,204,845	6,377,780	6.45%	6/1/2018(12)
Premium on secured debt, net	1,528,832	1,646,988
Debt issuance costs, net	(2,250,179)	(2,361,850)
Total debt	$392,049,437	$396,792,902

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

(2)

As of March 31, 2018, this facility encumbers 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral).

(3)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of March 31, 2018. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).

(4)	This loan was assumed during the acquisition of the Oakland and Concord properties, along with an interest rate swap with USAmeriBank that fixes the interest rate at 3.95%.
(5)

This loan encumbers 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II). The separate assets of these encumbered properties are not available to pay our other debts. The equity interests in the entities that own these encumbered properties are pledged as collateral in the $11M KeyBank Subordinate Loan. See footnote 7, below.

(6)

This loan encumbers five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray). The separate assets of these encumbered properties are not available to pay our other debts. The equity interests in the entities that own these encumbered properties are pledged as collateral in the $11M KeyBank Subordinate Loan. See footnote 7, below.

(7)

This variable rate loan encumbers 49% of the equity interest in the entities that own the 34 properties (the 29 properties encumbered by the KeyBank CMBS Loan and the five properties encumbered by the KeyBank Florida CMBS Loan), and is subordinate to the existing KeyBank CMBS Loan and KeyBank Florida CMBS Loan.

(8)

This loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments will be due monthly.

(9)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of March 31, 2018. These loans were assumed during the Toronto Merger, along with an interest rate swap with the Bank of Montreal that fixes the interest rate at 3.21%.

(10)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of March 31, 2018. Variable rate loans are based on Canadian Prime.
(11)	We have a $90 million interest rate cap on our variable rate LIBOR based debt that caps LIBOR at 1.25%. See Note 6.
(12)	Subsequent to March 31, 2018, we extended the maturity dates of these loans to December 1, 2018.

The weighted average interest rate on our consolidated debt as of March 31, 2018 was approximately 4.45%.

As of March 31, 2018, we provided recourse guarantees totaling approximately $42 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

Amended KeyBank Credit Facility

On December 22, 2015, we, through our Operating Partnership, and certain affiliated entities entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and Texas Capital Bank, N.A., and Comerica Bank as co-lenders.

Under the terms of the Amended KeyBank Credit Facility, we initially had a maximum borrowing capacity of $105 million. The Amended KeyBank Credit Facility may be increased to a maximum credit facility size of $500 million, in minimum increments of $10 million, which KeyBank will arrange on a best efforts basis.

On February 18, 2016, we entered into a first amendment and joinder to the amended and restated credit agreement (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $40 million to our maximum borrowing capacity for a total of $145 million with the admission of US Bank National Association (the “Subsequent Lender”). The Subsequent Lender also became a party to the Amended KeyBank Credit Facility through a joinder agreement in the First Amendment. As of March 31, 2018, we had approximately $84.2 million in borrowings outstanding under the Amended KeyBank Credit Facility.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

The Amended KeyBank Credit Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 60% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not at any time to be less than the Base Amount plus 80% of Net Equity Proceeds received after the Effective Date; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than 60%; and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0. As of March 31, 2018 we were in compliance with all such covenants.

During 2017, our Operating Partnership purchased an interest rate cap with a notional amount of $90 million, with an effective date of July 1, 2017 that caps LIBOR at 1.25% through December 22, 2018.

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2018:

2018	$118,952,288
2019	26,149,104
2020	12,622,934
2021	13,688,616
2022	3,635,428
2023 and thereafter	217,722,414
Total payments	392,770,784
Premium on secured debt, net	1,528,832
Debt issuance costs, net	(2,250,179)
Total	$392,049,437

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 6. Derivative Instruments

Interest Rate Derivatives

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

We do not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations and were approximately $20,000 for the three months ended March 31, 2018.

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

The following table summarizes the terms of our derivative financial instruments as of March 31, 2018:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$19,840,007		3.95%	May 18, 2016	April 10, 2023
Dufferin loan	13,886,000	(1)	3.21%	February 1, 2017	May 31, 2019
Mavis loan	11,705,000	(1)	3.21%	February 1, 2017	May 31, 2019
Brewster loan	7,650,000	(1)	3.21%	February 1, 2017	May 31, 2019
Interest Rate Cap:
LIBOR	$90,000,000		1.25%	July 1, 2017	December 22, 2018
Foreign Currency Forward:
Denominated in CAD	$90,000,000	(1)	1.2846	March 28, 2018	January 28, 2019

(1)	Notional amounts shown are denominated in CAD.

On February 1, 2017, to hedge our net investment related to the Toronto Merger, we entered into a foreign currency forward contract with a notional amount of $58.5 million CAD, and a forward rate of approximately 1.3058. During the quarter ended March 31, 2017, we settled our two foreign currency forward contracts which resulted in us receiving a net settlement of approximately $1.4 million, and simultaneously entered into a third foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.3439. During the quarter ended September 30, 2017, we settled our third foreign currency forward contract, which resulted in us paying a net settlement of approximately $5.5 million, and simultaneously entered into a fourth foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.2526. The fourth foreign currency forward was settled on March 28, 2018 and resulted in us receiving a net settlement of approximately $2.2 million. We simultaneously entered into our fifth

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

foreign currency forward as noted in the table above. A portion of our gain (loss) from our settled hedges is recorded net in foreign currency forward contract gain (loss) in our consolidated statements of comprehensive loss, and a gain of approximately $65,000 related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three months ended March 31, 2018.

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2018 and December 31, 2017

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2018	December 31, 2017
Interest Rate Swaps
Other assets	$766,080	$455,526
Accounts payable and accrued liabilities	2,551	6,320
Interest Rate Cap
Other assets	$535,340	$472,501
Foreign Currency Forward
Accounts payable and accrued liabilities	$126,392	$67,092

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

March 31, 2018

(Unaudited)

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to the Advisory Agreement, our Advisor is obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the three months ended March 31, 2018 and 2017, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager could also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, could not exceed 3% of gross offering proceeds from sales in the Offering.

Affiliated Dealer Manager

Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Property Management Agreement

Since inception, our Property Manager has served as the property manager for each of our properties pursuant to separate property management agreements. From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property. Effective October 1, 2017, our Property Manager terminated its sub-property management agreements with Extra Space. Our Property Manager now manages all of our properties directly. In connection with these terminations, each property management agreement that was subject to a sub-property management agreement with Extra Space was amended and, where applicable, we paid Extra Space a termination fee, as described below.

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

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated each sub-property management agreement with Extra Space, and we amended each of our corresponding property management agreements as described below. To the extent a termination fee would have been owed by any of our property-owning subsidiaries had its corresponding property management agreement with our Property Manager been terminated, each such property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreements. The aggregate costs incurred in connection with the property management changes were approximately $0.8 million. This amount was included in property operating expenses – affiliates in the consolidated statements of operations for the year ended December 31, 2017.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the three months ended March 31, 2018, as well as any related amounts payable as of December 31, 2017 and March 31, 2018:

	Year Ended December 31, 2017			Three Months Ended March 31, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,090,366	$751,010	$345,864	$409,034	$487,006	267,892
Asset management fees	5,346,280	5,346,280	—	1,367,131	1,257,600	109,531
Property management fees(1)	5,285,082	5,285,082	—	1,189,246	1,085,079	104,167
Acquisition expenses	212,577	212,577	—	8,305	8,305	—
Additional Paid-in Capital
Selling commissions	966,516	966,516	—	—	—	—
Dealer Manager fee	353,167	513,881	—	—	—	—
Stockholder servicing fee(2)	299,299	690,272	2,620,040	—	168,375	2,451,665
Offering costs	33,466	33,466	—	—	—	—
Total	$13,586,753	$13,799,084	$2,965,904	$2,973,716	$3,006,365	$2,933,255

(1)

During the three months ended March 31, 2018 and year ended December 31, 2017, property management fees included none and approximately $3.2 million, respectively, of fees paid to the sub-property manager of our properties. This includes the costs incurred related to the change in property management of approximately $0.8 million during 2017.

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

March 31, 2018

(Unaudited)

partnership of SmartStop Self Storage Operating Partnership, L.P., the operating partnership for SmartStop, owned by such executives.

Tenant Insurance

We offer a tenant insurance plan to customers at our properties pursuant to which, as of October 1, 2017 for our United States properties, we receive 50% of the net revenues generated from such tenant insurance and our Property Manager or an affiliate receives the other 50% of such net revenues.

In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March of 2018, Strategic Storage TI Services II JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI II, LLC (“SS TI II”).  Under the terms of the TI Joint Venture agreement, the TRS will receive 50% of the net economics generated from such tenant insurance and SS TI II will receive the other 50% of such net economics.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. For the three months ended March 31, 2018 we earned approximately $350,000 related to tenant insurance which was included in ancillary operating revenue in the consolidated statement of operations.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three months ended March 31, 2018, we paid approximately $4,000 in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

March 31, 2018

(Unaudited)

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

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 19, 2018, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $10.65 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of March 31, 2018, we had sold approximately 1.7 million Class A Shares and approximately 0.3 million Class T Shares through our DRP Offering.

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

March 31, 2018

(Unaudited)

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

For the year ended December 31, 2017, we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.  For the three months ended March 31, 2018, we received redemption requests totaling approximately $1.1 million (approximately 120,000 shares), which were included in accounts payable and accrued liabilities as of March 31, 2018 and fulfilled in April 2018.

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

Note 9. Declaration of Distributions

On March 19, 2018, our board of directors declared a distribution rate for the second quarter of 2018 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1,

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

2018 and continuing on each day thereafter through and including June 30, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total revenues	$17,707,546	$19,076,777	$19,939,512	$19,385,071	$19,866,457
Total operating expenses	$18,259,683	$18,085,017	$19,197,777	$16,991,318	$16,010,116
Operating income (loss)	$(552,137)	$991,760	$741,735	$2,393,753	$3,856,341
Net loss	$(5,221,480)	$(3,538,491)	$(3,875,164)	$(2,351,155)	$(667,047)
Net loss attributable to common stockholders	$(5,191,114)	$(3,502,661)	$(3,840,775)	$(2,329,515)	$(661,203)
Net loss per Class A Share-basic and diluted	$(0.09)	$(0.06)	$(0.07)	$(0.04)	$(0.01)
Net loss per Class T Share-basic and diluted	$(0.09)	$(0.06)	$(0.07)	$(0.04)	$(0.01)

Note 11. Potential Acquisitions

Joint Venture with SmartCentres

In January 2018, a subsidiary of our Sponsor entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for a tract of land owned by SmartCentres and located in East York, Ontario (the “East York Lot”) in Canada. In March, 2018, the interest in the Contribution Agreement was assigned to one of our subsidiaries.

Upon closing, the East York Lot will be owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) will each be a 50% limited partner and each have an equal ranking general partner in the Limited Partnership. It is intended that the Limited Partnership develops a self storage facility on the East York Lot. The value of the land to be contributed by SmartCentres to the Limited Partnership has an agreed upon fair market value of approximately $7.6 million CAD. At closing, we will subscribe for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. We expect the acquisition of the East York Lot to close in the third quarter of 2018 after the land has been zoned so as to permit the self storage facility. In some circumstances, if we fail to complete the acquisition, we may forfeit up to approximately $0.3 million CAD in earnest money.

Note 12. Subsequent Events

Distribution Reinvestment Plan Offering

As of May 10, 2018, we have issued approximately 1.8 million Class A shares of our common stock and approximately 0.3 million Class T Shares of our common stock for gross proceeds of approximately $18.5 million and approximately $2.8 million, pursuant to our DRP Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC, a Delaware limited liability company (our “Advisor”), and owns 100% of Strategic Storage Property Management II, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Financial Statements contained in this report for further details about our affiliates

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”); and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.  As of March 31, 2018, we had sold approximately 1.7 million Class A Shares and approximately 0.3 million Class T Shares for approximately $17.3 million and $2.6 million, respectively, in our DRP Offering.

As of March 31, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alabama	1	1,080	159,000	2.7%	85%		1.4%
California	19	11,470	1,233,400	20.5%	89%		25.0%
Colorado	4	2,140	227,200	3.8%	83%		3.5%
Florida	13	10,440	1,237,900	20.5%	89%		24.6%
Illinois	2	1,030	107,500	1.8%	81%		1.3%
Indiana	2	1,000	112,100	1.9%	91%		1.0%
Maryland	2	1,610	172,900	2.9%	85%		3.4%
Michigan	4	2,180	261,000	4.3%	88%		3.5%
New Jersey	1	460	51,000	0.8%	95%		0.8%
Nevada	3	2,220	290,400	4.8%	91%		3.9%
North Carolina	14	5,720	822,100	13.6%	85%		10.7%
Ohio	5	2,210	272,300	4.5%	90%		2.6%
South Carolina	2	1,420	194,600	3.2%	87%		2.8%
Washington	1	490	48,100	0.8%	90%		1.0%
Greater Toronto Area	10	7,860	840,100	13.9%	88%	(5)	14.5%
Total	83	51,330	6,029,600	100%	88%		100.0%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).

(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 540,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of March 31, 2018.
(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended March 31, 2018.

(5)

The Oakville I property opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 80% as of March 31, 2018. The Centennial property was acquired on February 1, 2017 with occupancy of approximately 11%. The property’s occupancy has increased to approximately 70% as of March 31, 2018.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land, buildings, and site improvements, is determined as if vacant. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) as of October 1, 2017, our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing rents for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us and, to a lesser degree, the success of our tenant insurance program.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of March 31, 2018 and 2017, we owned 83 self storage facilities. Our operating results for the three months ended March 31, 2017 include full quarter results for 77 self storage facilities and partial quarter results for six facilities acquired during the quarter ended March 31, 2017. Our operating results for the three months ended March 31, 2018 include full quarter results for all 83 self storage facilities. Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

Total Revenues

Total revenues for the three months ended March 31, 2018 and 2017 were approximately $19.9 million and $17.7 million, respectively. The increase in total revenues of approximately $2.2 million or 12%, is primarily attributable to same-store revenue growth (approximately $1.3 million or 8%, approximately $0.3 million of which relates to tenant insurance) and the six properties acquired in the first quarter of 2017 which provided an additional approximately $0.9 million of revenue during the three months ended March 31, 2018 when compared to the same period in 2017.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2018 and 2017 were approximately $5.9 million (approximately 30% of total revenues) and $5.9 million (approximately 34% of total revenues), respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. Property operating expenses remained relatively unchanged as a result of a full quarter of operations for 83 properties for the first quarter of 2018, compared to a full quarter of operations for 77 properties and a partial quarter of operations for six properties for the first quarter of 2017, offset by a decrease in same-store operating expenses.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2018 and 2017 were approximately $2.6 million and $2.4 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.2 million is primarily attributable to a full quarter of operations for 83 properties for the first quarter of 2018, compared to a full quarter of operations for 77 properties and a partial quarter of operations for six properties for the first quarter of 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 and 2017 were approximately $1.2 million and $1.0 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.2 million is primarily attributable to increases in our Advisor’s payroll related costs and legal expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2018 and 2017 were approximately $6.2 million and $8.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense is primarily attributable to certain of our intangible assets associated with in-place leases became fully amortized during 2017.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2018 and 2017 were approximately $8,000 and $0.2 million, respectively. For the three months ended March 31, 2018, these costs primarily relate to costs for potential future acquisitions prior to such acquisitions becoming probable in accordance with our capitalization policy. For the three months ended March 31, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period. The decrease in acquisitions expenses-affiliates of approximately $0.2 million is primarily related to the decrease in our acquisition activities.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2018 and 2017 were approximately $50,000 and $0.3 million, respectively. For the three months ended March 31, 2018, these costs primarily relate to costs for potential future acquisitions prior to such acquisitions becoming probable in accordance with our capitalization policy. For the three months ended March 31, 2017, these costs primarily relate to the costs associated with self storage properties acquired during the period. These acquisition expenses include property acquisition expenses incurred by third parties. The decrease in other property acquisition expenses of approximately $0.2 million is primarily related to the decrease in our acquisition activities.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended March 31, 2018 and 2017 were approximately $4.2 million and $3.6 million, respectively. The increase of approximately $0.7 million is primarily attributable to the additional debt obtained in conjunction with the six self storage properties acquired during the first quarter of 2017, as well as an increase in interest rates as it relates to our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2018 and 2017 were approximately $0.3 million and $1.0 million, respectively. The decrease in interest expense – debt issuance costs is primarily attributable to approximately $0.6 million of costs incurred related to debt issuance costs that were expensed in accordance with GAAP during the first quarter of 2017.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2017 excluding Oakville I, which completed development during the second quarter of 2016) for the three months ended March 31, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue (1)	$17,821,818	$16,524,326	7.9%	$2,044,639	$1,183,220	N/M	$19,866,457	$17,707,546	12.2%
Property operating expenses (2)	6,166,286	6,290,794	(2.0)%	969,063	717,978	N/M	7,135,349	7,008,772	1.8%
Operating income	$11,655,532	$10,233,532	13.9%	$1,075,576	$465,242	N/M	$12,731,108	$10,698,774	19.0%
Number of facilities	76	76		7	7		83	83
Rentable square feet (3)	5,433,400	5,433,400		596,200	596,200		6,029,600	6,029,600
Average physical occupancy (4)	88.7%	92.1%		N/M	N/M		88.5%	90.1%
Annualized rent per occupied square foot (5)	$15.64	$13.86		N/M	N/M		$15.70	$13.67

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 square feet as of March 31, 2018 and 2017. On a same-store basis, for the same periods, parking represented approximately 530,000 square feet.

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

Our increase in same-store revenue of approximately $1.3 million was primarily the result of increased annualized rent per occupied square foot of approximately 12.8%, net of decreased average physical occupancy of 3.4% for the three months ended March 31, 2018 over the three months ended March 31, 2017.

Our same-store property operating expenses decreased by approximately $0.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease in repairs and maintenance and payroll expenses.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(667,047)	$(5,221,480)
Adjusted to exclude:
Asset management fees (1)	1,367,131	1,287,570
General and administrative	1,202,934	995,913
Depreciation	5,066,544	4,774,432
Intangible amortization expense	1,180,502	3,714,656
Acquisition expenses—affiliates	8,305	212,577
Other property acquisition expenses	49,351	265,763
Interest expense	4,362,065	3,564,304
Interest expense—accretion of fair market value of secured debt	(114,360)	(8,634)
Interest expense—debt issuance costs	319,383	1,029,326
Other	(43,700)	84,347
Operating income	$12,731,108	$10,698,774

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses. Prior to January 1, 2018, when we adopted new accounting guidance, such costs were entirely expensed as operating expenses under GAAP. Subsequent to January 1, 2018, certain of such costs continue to be expensed. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenditures associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our Offering, including our DRP Offering, to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Primary Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes any acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Primary Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Primary Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Primary Offering has been completed and properties have been acquired, as it excludes any acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, mark to market adjustments recorded in net income related to our derivatives, and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-traded REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-traded REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our Offering and other financing sources and not from operations. By excluding any expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss (attributable to common stockholders)	$(661,203)	$(5,191,114)
Add:
Depreciation	5,003,587	4,740,246
Amortization of intangible assets	1,180,502	3,714,656
Deduct:
Adjustment for noncontrolling interests	(54,240)	(53,631)
FFO (attributable to common stockholders)	5,468,646	3,210,157
Other Adjustments:
Acquisition expenses(1)	57,656	478,340
Accretion of fair market value of secured debt(2)	(114,360)	(8,634)
Foreign currency and interest rate derivative gains, net(3)	(91,055)	—
Adjustment for noncontrolling interests	1,508	(1,239)
MFFO (attributable to common stockholders)	$5,322,395	$3,678,624

As discussed above, our results of operations for the three months ended March 31, 2018 and 2017 have been significantly impacted by a favorable increase in same-store net operating income and our acquisitions. The information below should be read in conjunction with the discussion regarding the acquisitions above.

(1)

In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding any expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor and third parties. Acquisition related expenses that do not meet our capitalization policy under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Debt issuance costs of approximately $0.3 million and $1.0 million, respectively, were recognized for the three months ended March 31, 2018 and 2017.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
Net cash flow provided by (used in):
Operating activities	$4,437,552	$2,769,534	$1,668,018
Investing activities	1,779,675	(48,747,961)	50,527,636
Financing activities	(7,961,714)	43,367,975	(51,329,689)

Cash flows provided by operating activities for the three months ended March 31, 2018 and 2017 were approximately $4.4 million and $2.8 million, respectively, a change of approximately $1.7 million. The change in cash provided by our operating activities is primarily the result of an increase in net income from $3.3 million to $5.6 million, when excluding depreciation and amortization.

Cash flows provided by (used in) investing activities for the three months ended March 31, 2018 and 2017 were approximately $1.8 million and ($48.8 million), respectively, a change of approximately $50.5 million. The change in cash provided by (used in) investing activities primarily relates to cash consideration paid of approximately $49.4 million for our acquisitions during the three months ended March 31, 2017, compared to none for the same period in 2018.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2018 and 2017 were approximately ($8.0 million) and $43.4 million, respectively, a change of approximately $51.3 million. The change in cash provided by (used in) financing activities is primarily attributable to approximately $17.0 million in net proceeds from the issuance of common stock during the three months ended March 31, 2017, compared to none for the same period in 2018, and approximately $33.9 million less in net proceeds from debt.

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

Distribution Policy and Distributions

On March 19, 2018, our board of directors declared a distribution rate for the second quarter of 2018 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2018 and continuing on each day thereafter through and including June 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.00138 per day will be paid per Class T share purchased at $9.47 and approximately $0.00135 per day will be paid per Class T share purchased at $10.62.  Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Distributions paid in cash — common stockholders	$4,249,477		$3,989,726
Distributions paid in cash — Operating Partnership unitholders	74,446		25,199
Distributions reinvested	3,971,349		3,866,834
Total distributions	$8,295,272		$7,881,759
Source of distributions
Cash flows provided by operations	$4,437,552	53%	$2,769,534	35%
Offering proceeds from Primary Offering	—	—	1,245,391	16%
Offering proceeds from distribution reinvestment plan	3,857,720	47%	3,866,834	49%
Total sources	$8,295,272	100%	$7,881,759	100%

From our inception through March 31, 2018, we paid cumulative distributions of approximately $71.2 million, as compared to cumulative FFO of approximately $11.1 million. For the three months ended March 31, 2018, we paid distributions of approximately $8.3 million, as compared to an FFO of approximately $5.5 million. For the three months ended March 31, 2017, we paid distributions of approximately $7.9 million, as compared to FFO of approximately $3.2 million which reflects acquisition related expenses of approximately $0.5 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2018, our total indebtedness was approximately $392 million, which included approximately $262 million in fixed rate debt, $131 million in variable rate debt and approximately $2 million in debt premium less approximately $2 million in debt issuance costs. Some of our loans have maturity dates within the next year. We intend to repay these loans through loan extensions or other debt financing. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018:

	Payments due during the years ending December 31:
	Total	2018	2019-2020	2021-2022	Thereafter
Debt interest(1)	$83,943,319	$13,105,189	$22,697,402	$20,126,427	$28,014,301
Debt principal(2)	392,770,784	118,952,288	38,772,038	17,324,044	217,722,414
Total contractual obligations	$476,714,103	$132,057,477	$61,469,440	$37,450,471	$245,736,715

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2018. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of March 31, 2018 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2018.

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

As of March 31, 2018, our total indebtedness was approximately $392 million, which included approximately $262 million in fixed rate debt, $131 million in variable rate debt and approximately $2 million in debt premium less approximately $2 million in debt issuance costs. As of December 31, 2017, our total indebtedness was approximately $397 million, which included approximately $263 million in fixed rate debt, $134 million in variable rate debt and approximately $2 million in debt premium less approximately $2 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.2 million annually. (Our variable rate LIBOR based debt has an interest rate cap with a notional amount of $90 million that caps LIBOR at 1.25% through December 22, 2018.)

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2018:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$11,321,277	$25,888,704	$1,362,534	$1,983,016	$3,635,428	$217,722,414	$261,913,373
Average interest rate(1)	4.39%	4.41%	4.46%	4.46%	4.46%	4.46%
Variable rate debt	$107,631,011	$260,400	$11,260,400	$11,705,600	$—	$—	$130,857,411
Average interest rate(1)	4.45%	4.82%	4.51%	4.08%	N/A	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2018. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of March 31, 2018 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2018.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

We have incurred a net loss to date, have an accumulated deficit, and it is possible that our operations may not be profitable in 2018.

We incurred a net loss of approximately $0.7 million for the three months ended March 31, 2018. Our accumulated deficit was approximately $59.3 million as of March 31, 2018.

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On April 19, 2018, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.65. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2017. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2017. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price stockholders paid for shares in our Offering is primarily based on the estimated net asset value per share at the time of such purchase, our stockholders may pay more than realizable value when our stockholders purchase their shares or receive less than realizable value for their investment when our stockholders sell their shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On January 10, 2014, our Initial Offering (SEC File No. 333-190983) for a maximum of 110 million shares of common stock, consisting of 100 million shares for sale to the public and 10 million shares for sale pursuant to our distribution reinvestment plan was declared effective by the SEC. On September 28, 2015, we revised our Primary Offering and began offering two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). On January 9, 2017, our Primary Offering terminated. As of March 31, 2018, we had issued approximately 49.9 million Class A Shares and approximately 7.6 million Class T Shares for gross proceeds of approximately $509 million and approximately $75 million, respectively through our Offering and DRP Offering. From this amount, we incurred approximately $53 million in selling commissions and dealer manager fees (of which approximately $39 million was re-allowed to third party broker-dealers, with an additional accrual of approximately $2 million in stockholder servicing fees), and approximately $5 million in other organization and offering costs. With the net offering proceeds and indebtedness, we acquired approximately $838 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which incorporated our distribution reinvestment plan and registered up to an additional $100.9 million in shares under our DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of March 31, 2018, approximately $27.3 million of common stock was available for redemption and $1.1 million was included in accrued expenses and other liabilities in the consolidated balance sheets as of March 31, 2018.  During the three months ended March 31, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2018	73,927	$9.79	73,927	2,679,028(1)
February 28, 2018	-	$-	-	2,679,028(1)
March 31, 2018	-	$-	-	2,679,028(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	During the first quarter of 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)	During the first quarter of 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Storage Trust II, Inc. financial information for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: May 11, 2018	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)