Form 10-Q
period 2018-06-30
Strategic Storage Trust II, Inc.
filed 2018-08-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2018, there were 49,867,761 outstanding shares of Class A common stock and 7,450,872 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$270,732,045	$272,313,395
Buildings	510,003,926	514,648,107
Site improvements	42,666,575	42,717,975
	823,402,546	829,679,477
Accumulated depreciation	(44,444,725)	(34,686,973)
	778,957,821	794,992,504
Construction in process	97,401	92,519
Real estate facilities, net	779,055,222	795,085,023
Cash and cash equivalents	5,196,602	7,355,422
Restricted cash	5,117,942	4,512,990
Other assets, net	11,431,470	5,563,600
Debt issuance costs, net of accumulated amortization	411,055	836,202
Intangible assets, net of accumulated amortization	1,825,082	4,144,601
Total assets	$803,037,373	$817,497,838
LIABILITIES AND EQUITY
Debt, net	$394,211,987	$396,792,902
Accounts payable and accrued liabilities	8,656,745	7,451,849
Due to affiliates	2,498,810	2,965,904
Distributions payable	2,788,852	2,852,100
Total liabilities	408,156,394	410,062,755
Commitments and contingencies (Note 8)
Redeemable common stock	30,160,158	24,497,059
Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 49,887,470 and 49,386,092 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	49,887	49,386
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,437,783 and 7,350,142 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7,438	7,351
Additional paid-in capital	496,313,496	496,287,890
Distributions	(77,170,064)	(60,561,504)
Accumulated deficit	(60,730,035)	(58,641,776)
Accumulated other comprehensive income	1,988,467	1,369,208
Total Strategic Storage Trust II, Inc. equity	360,459,189	378,510,555
Noncontrolling interests in our Operating Partnership	4,261,632	4,427,469
Total equity	364,720,821	382,938,024
Total liabilities and equity	$803,037,373	$817,497,838

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Self storage rental revenue	$19,555,480	$18,940,387	$38,987,895	$36,552,574
Ancillary operating revenue	490,036	136,390	924,078	231,749
Total revenues	20,045,516	19,076,777	39,911,973	36,784,323
Operating expenses:
Property operating expenses	6,275,002	5,965,033	12,221,105	11,902,378
Property operating expenses – affiliates	2,559,136	2,478,853	5,115,513	4,837,850
General and administrative	1,430,276	883,878	2,633,210	1,879,792
Depreciation	5,081,042	4,944,888	10,147,586	9,719,319
Intangible amortization expense	1,038,263	3,786,107	2,218,765	7,500,763
Acquisition expenses—affiliates	17,915	—	26,220	212,577
Other property acquisition expenses	204,079	26,258	253,430	292,021
Total operating expenses	16,605,713	18,085,017	32,615,829	36,344,700
Operating income	3,439,803	991,760	7,296,144	439,623
Other income (expense):
Interest expense	(4,467,403)	(4,104,996)	(8,829,468)	(7,669,300)
Interest expense—accretion of fair market value of secured debt	111,151	109,037	225,511	117,670
Interest expense—debt issuance costs	(325,569)	(489,911)	(644,952)	(1,519,238)
Other	(195,312)	(44,381)	(151,612)	(128,726)
Net loss	(1,437,330)	(3,538,491)	(2,104,377)	(8,759,971)
Net loss attributable to the noncontrolling interests in our Operating Partnership	10,274	35,830	16,118	66,196
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(1,427,056)	$(3,502,661)	$(2,088,259)	$(8,693,775)
Net loss per Class A share – basic and diluted	$(0.02)	$(0.06)	$(0.04)	$(0.16)
Net loss per Class T share – basic and diluted	$(0.02)	$(0.06)	$(0.04)	$(0.16)
Weighted average Class A shares outstanding – basic and diluted	49,729,983	48,654,803	49,612,813	48,439,603
Weighted average Class T shares outstanding – basic and diluted	7,417,021	7,224,394	7,396,286	7,181,488

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,437,330)	$(3,538,491)	$(2,104,377)	$(8,759,971)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,344,968)	1,982,695	(3,404,772)	1,362,404
Foreign currency forward contract gains (losses)	1,441,209	(1,870,145)	3,514,499	(1,458,382)
Interest rate swap and cap contract gains (losses)	71,903	(52,794)	509,532	(82,064)
Other comprehensive income (loss)	168,144	59,756	619,259	(178,042)
Comprehensive loss	(1,269,186)	(3,478,735)	(1,485,118)	(8,938,013)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	9,072	35,225	11,375	67,541
Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(1,260,114)	$(3,443,510)	$(1,473,743)	$(8,870,472)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	49,386,092	$49,386	7,350,142	$7,351	$496,287,890	$(60,561,504)	$(58,641,776)	$1,369,208	$378,510,555	$4,427,469	$382,938,024	$24,497,059
Offering costs	—	—	—	—	(4,330)	—	—	—	(4,330)	—	(4,330)	—
Changes to redeemable common stock	—	—	—	—	(8,002,022)	—	—	—	(8,002,022)	—	(8,002,022)	8,002,022
Redemptions of common stock	(179,035)	(179)	(15,139)	(16)	—	—	—	—	(195)	—	(195)	(2,338,923)
Issuance of restricted stock	10,500	10	—	—	—	—	—	—	10	—	10	—
Distributions	—	—	—	—	—	(16,608,560)	—	—	(16,608,560)	—	(16,608,560)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(149,719)	(149,719)	—
Issuance of shares for distribution reinvestment plan	669,913	670	102,780	103	8,002,022	—	—	—	8,002,795	—	8,002,795	—
Stock compensation expense	—	—	—	—	29,936	—	—	—	29,936	—	29,936	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(2,088,259)	—	(2,088,259)	—	(2,088,259)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(16,118)	(16,118)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,404,772)	(3,404,772)	—	(3,404,772)	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	3,514,499	3,514,499	—	3,514,499	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	509,532	509,532	—	509,532	—
Balance as of June 30, 2018	49,887,470	$49,887	7,437,783	$7,438	$496,313,496	$(77,170,064)	$(60,730,035)	$1,988,467	$360,459,189	$4,261,632	$364,720,821	$30,160,158

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,104,377)	$(8,759,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,366,351	17,220,082
Accretion of fair market value adjustment of secured debt	(225,511)	(117,670)
Amortization of debt issuance costs	644,952	766,194
Expense related to issuance of restricted stock	29,936	8,254
Unrealized derivative gains	(21,779)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(882,095)	(1,618,168)
Accounts payable and accrued liabilities	774,906	1,412,400
Due to affiliates	(176,871)	53,295
Net cash provided by operating activities	10,405,512	8,964,416
Cash flows from investing activities:
Purchase of real estate	—	(49,432,644)
Additions to real estate	(411,123)	(2,192,811)
Investment in Joint Ventures	(3,125,369)	—
Settlement of foreign currency hedges	2,132,261	1,443,735
Net cash used in investing activities	(1,404,231)	(50,181,720)
Cash flows from financing activities:
Gross proceeds from issuance of debt	4,000,000	161,186,951
Pay down of debt	(2,200,000)	(127,671,050)
Scheduled principal payments on debt	(1,073,702)	(698,131)
Debt issuance costs	(127,676)	(528,585)
Gross proceeds from issuance of common stock	—	18,880,257
Offering costs	(344,618)	(1,957,911)
Redemption of common stock	(1,850,170)	(624,855)
Distributions paid to common stockholders	(8,668,185)	(8,184,231)
Distributions paid to noncontrolling interests in our Operating Partnership	(150,546)	(101,297)
Net cash provided by (used in) financing activities	(10,414,897)	40,301,148
Impact of foreign exchange rate changes on cash and restricted cash	(140,252)	23,663
Change in cash, cash equivalents, and restricted cash	(1,553,868)	(892,493)
Cash, cash equivalents, and restricted cash beginning of period	11,868,412	18,034,805
Cash, cash equivalents, and restricted cash end of period	$10,314,544	$17,142,312
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$8,886,711	$7,454,076
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$—	$250,000
Debt and accrued liabilities assumed during purchase of real estate facilities	$—	$39,967,786
Redemption of common stock included in accounts payable and accrued liabilities	$1,212,679	$459,491
Transfer of construction in process to real estate facilities	$—	$1,693,458
Offering costs included in due to affiliates	$—	$299,299
Offering costs included in accounts payable and accrued liabilities	$—	$15,000
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$1,824,349	$2,865,787
Issuance of shares pursuant to distribution reinvestment plan	$8,002,795	$7,923,154
Distributions payable	$2,788,852	$2,728,066
Issuance of units in our Operating Partnership for purchase of real estate facilities	$—	$4,875,454

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On October 1, 2015, SmartStop Self Storage, Inc. (“SmartStop”) and Extra Space Storage Inc. (“Extra Space”), along with subsidiaries of each of SmartStop and Extra Space, closed on a merger transaction (the “Extra Space Merger”) in which SmartStop was acquired by Extra Space for $13.75 per share in cash, representing an enterprise value of approximately $1.4 billion. At the closing of the Extra Space Merger, our Sponsor, which was previously owned by SmartStop, was sold to an entity controlled by H. Michael Schwartz, our Chairman of the Board of Directors and Chief Executive Officer, and became our Sponsor. The former executive management team of SmartStop continued to serve on the executive management team for our Sponsor. In addition, the majority of our management team at the time of the Extra Space Merger continues to serve on our management team, as well as the management team of our Advisor and Property Manager.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2018, we had sold approximately 2.0 million Class A Shares and approximately 0.3 million Class T Shares for approximately $21 million and $3 million, respectively, in our DRP Offering.

We invested the net proceeds from our Offering primarily in self storage facilities. As of June 30, 2018, we owned 83 self storage facilities located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina and Washington) and Canada (the Greater Toronto Area).

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

June 30, 2018

(Unaudited)

As a result of the calculation of our estimated value per share, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.65 for both Class A Shares and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 7) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of June 30, 2018, we owned approximately 99.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.9% of the common units are owned by our Advisor, Strategic 1031, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

All properties owned or acquired in Canada have been and will continue to be managed by a subsidiary of our Sponsor and are branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Please see Note 7 – Related Party Transactions – Transfer Agent Agreement.

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

June 30, 2018

(Unaudited)

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

As of December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our Operating Partnership.  As of June 30, 2018, we had not entered into any other contracts/interest that would be deemed to be variable interest in VIEs other than a joint venture, which is accounted for under the equity method of accounting.  Please see Note 3 – Real Estate Facilities for further discussion regarding our joint venture with SmartCentres. Other than the SmartCentres joint venture, we do not currently have any relationships with unconsolidated entities or financial partnerships.

Under the equity method, our investments in real estate joint ventures will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate joint ventures will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated real estate joint ventures.

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

June 30, 2018

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded $0 and approximately $4.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

During the three months ended June 30, 2018 and 2017, we expensed approximately $222,000 and $26,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods. During the six months ended June 30, 2018 and 2017, we expensed approximately $280,000 and $0.5 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2018 and 2017, no impairment losses were recognized.

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

June 30, 2018

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2018, the gross amounts allocated to in-place lease intangibles was approximately $34 million and accumulated amortization of in-place lease intangibles totaled approximately $32 million. As of December 31, 2017, the gross amounts allocated to in-place lease intangibles was approximately $34 million and accumulated amortization of in-place lease intangibles totaled approximately $30 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2018, 2019, 2020, 2021, 2022, and thereafter is approximately $0.2 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.2 million respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2018 and December 31, 2017, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.9 million and $1.5 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2018 and December 31, 2017, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $0.8 million and $0.6 million, respectively.

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

June 30, 2018

(Unaudited)

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

For the year ended December 31, 2017, we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.  For the six months ended June 30, 2018, we received redemption requests totaling approximately $2.3 million (approximately 250,000 shares), $1.1 million of which were fulfilled in April 2018, and $1.2 million of which were included in accounts payable and accrued liabilities as of June 30, 2018, and fulfilled in July of 2018.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

The table below summarizes our fixed rate notes payable at June 30, 2018 and December 31, 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$204,800,000	$217,455,607	$213,300,000	$218,332,483

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

As of June 30, 2018, we had interest rate swaps, an interest rate cap, and a net investment hedge (See Notes 5 and 6). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2018, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

June 30, 2018

(Unaudited)

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We filed an election to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS performs additional services for our customers and generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax bases of assets and liabilities.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. We adopted this guidance on January 1, 2018 and have begun presenting restricted cash along with cash and cash equivalents in our consolidated statements of cash flows.  As a result of adopting the new guidance, approximately $1.8 million of restricted cash which was previously included as operating cash outflows, and approximately $0.3 million of restricted cash which was previously included as investing cash inflows within the

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

consolidated statements of cash flows for the six months ended June 30, 2017, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and end of the period.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2018:

Real estate facilities
Balance at December 31, 2017	$829,679,477
Impact of foreign exchange rate changes	(6,746,456)
Improvements and additions	469,525
Balance at June 30, 2018	$823,402,546
Accumulated depreciation
Balance at December 31, 2017	$(34,686,973)
Depreciation expense	(10,022,905)
Impact of foreign exchange rate changes	265,153
Balance at June 30, 2018	$(44,444,725)

Joint Venture with SmartCentres

In January 2018, a subsidiary of our Sponsor entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for a tract of land owned by SmartCentres and located in East York, Ontario (the “East York Lot”) in Canada. In March 2018, the interest in the Contribution Agreement was assigned to one of our subsidiaries.

On June 28, 2018, we closed on the East York Lot, which is now owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) are each a 50% limited partner and each have an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The Limited Partnership intends to develop a self storage facility on the East York Lot. The value of the land contributed to the Limited Partnership has an agreed upon fair market value of approximately $7.6 million CAD.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the six months ended June 30, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2016. However, for acquisitions of lease-up properties that were not operational as of these dates, the pro forma information includes these acquisitions as of the date that formal operations began. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2018	June 30, 2017
Pro forma revenue	$39,911,973	$37,248,798
Pro forma operating expenses	(30,445,966)	(29,743,129)
Pro forma net income (loss) attributable to common stockholders	64,984	(1,907,573)

The pro forma financial information for the six months ended June 30, 2018 and 2017 was adjusted to exclude $0 and approximately $0.5 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	June 30, 2018	December 31, 2017	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$11,977,913	$12,076,470	5.73%	9/1/2023
Amended KeyBank Credit Facility(2)	88,182,500	86,382,500	4.60%(11)	12/22/2018
Milton fixed rate(3)	4,968,723	5,238,606	5.81%	10/15/2018
Burlington I fixed rate(3)	4,842,581	5,120,423	5.98%	10/15/2018
Burlington I variable rate(3)	2,294,752	2,402,418	5.75%	10/15/2018
Oakville I variable rate(3)	7,660,092	8,019,489	5.20%	12/31/2018
Burlington II and Oakville II variable rate(3)	12,131,790	12,834,819	4.15%	2/28/2021
Oakland and Concord loan(4)	19,722,958	19,960,190	3.95%	4/10/2023
KeyBank CMBS Loan(5)	95,000,000	95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(6)	52,000,000	52,000,000	4.65%	5/1/2027
$11M KeyBank Subordinate Loan(7)	11,000,000	11,000,000	5.85%(11)	6/1/2020
Midland North Carolina CMBS Loan(8)	47,249,999	47,249,999	5.31%	8/1/2024
Dufferin loan(9)	10,460,092	11,172,315	3.21%	5/31/2019
Mavis loan(9)	8,816,548	9,416,609	3.21%	5/31/2019
Brewster loan(9)	5,762,296	6,154,532	3.21%	5/31/2019
Granite variable rate loan(10)	6,783,352	7,101,614	6.20%	12/1/2018
Centennial variable rate loan(10)	6,091,957	6,377,780	6.45%	12/1/2018
Premium on secured debt, net	1,416,394	1,646,988
Debt issuance costs, net	(2,149,960)	(2,361,850)
Total debt	$394,211,987	$396,792,902

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties (Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II).
(2)

As of June 30, 2018, this facility encumbers 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral).

(3)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of June 30, 2018. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).

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

June 30, 2018

(Unaudited)

(8)

This loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments will be due monthly.

(9)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of June 30, 2018. These loans were assumed during the Toronto Merger, along with an interest rate swap with the Bank of Montreal that fixes the interest rate at 3.21%.

(10)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of June 30, 2018. Variable rate loans are based on Canadian Prime.
(11)	We have a $90 million interest rate cap on our variable rate LIBOR based debt that caps LIBOR at 1.25%. See Note 6.

The weighted average interest rate on our consolidated debt as of June 30, 2018 was approximately 4.56%.

As of June 30, 2018, we provided recourse guarantees totaling approximately $41 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

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

On February 18, 2016, we entered into a first amendment and joinder to the amended and restated credit agreement (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $40 million to our maximum borrowing capacity for a total of $145 million with the admission of US Bank National Association (the “Subsequent Lender”). The Subsequent Lender also became a party to the Amended KeyBank Credit Facility through a joinder agreement in the First Amendment. As of June 30, 2018, we had approximately $88.2 million in borrowings outstanding under the Amended KeyBank Credit Facility.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The Amended KeyBank Credit Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 60% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not at any time to be less than the Base Amount plus 80% of Net Equity Proceeds received after the Effective Date; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than 60%; and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0. As of June 30, 2018, we were in compliance with all such covenants.

During 2017, our Operating Partnership purchased an interest rate cap with a notional amount of $90 million, with an effective date of July 1, 2017 that caps LIBOR at 1.25% through December 22, 2018.

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2018:

2018	$121,803,983
2019	25,689,881
2020	12,618,197
2021	13,475,650
2022	3,635,428
2023 and thereafter	217,722,414
Total payments	394,945,553
Premium on secured debt, net	1,416,394
Debt issuance costs, net	(2,149,960)
Total	$394,211,987

We are exploring financing options, including loan extensions and/or other debt financing, for our outstanding debt due within the next year. As noted above, the Amended KeyBank Credit Facility (which represents approximately $88 million of debt due during 2018) has two, one year extension options.

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

We do not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations and were approximately none and $20,000 for the three and six months ended June 30, 2018, respectively.

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

June 30, 2018

(Unaudited)

equal to and for the term of the forward contract. For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

The following table summarizes the terms of our derivative financial instruments as of June 30, 2018:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$19,722,958		3.95%	May 18, 2016	April 10, 2023
Dufferin loan	13,747,000	(1)	3.21%	February 1, 2017	May 31, 2019
Mavis loan	11,587,000	(1)	3.21%	February 1, 2017	May 31, 2019
Brewster loan	7,573,000	(1)	3.21%	February 1, 2017	May 31, 2019
Interest Rate Cap:
LIBOR	$90,000,000		1.25%	July 1, 2017	December 22, 2018
Foreign Currency Forward:
Denominated in CAD	$90,000,000	(1)	1.2846	March 28, 2018	January 28, 2019

(1)	Notional amounts shown are denominated in CAD.

On February 1, 2017, to hedge our net investment related to the Toronto Merger, we entered into a foreign currency forward contract with a notional amount of $58.5 million CAD, and a forward rate of approximately 1.3058. During the quarter ended March 31, 2017, we settled our two foreign currency forward contracts which resulted in us receiving a net settlement of approximately $1.4 million, and simultaneously entered into a third foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.3439. During the quarter ended September 30, 2017, we settled our third foreign currency forward contract, which resulted in us paying a net settlement of approximately $5.5 million, and simultaneously entered into a fourth foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.2526. The fourth foreign currency forward was settled on March 28, 2018 and resulted in us receiving a net settlement of approximately $2.2 million. We simultaneously entered into our fifth foreign currency forward as noted in the table above. A portion of our gain (loss) from our settled hedges is recorded net in foreign currency forward contract gain (loss) in our consolidated statements of comprehensive loss, and a gain of approximately none and $65,000 related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three and six months ended June 30, 2018, respectively.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2018 and December 31, 2017.

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2018	December 31, 2017
Interest Rate Swaps
Other assets	$852,487	$455,526
Accounts payable and accrued liabilities	-	6,320
Interest Rate Cap
Other assets	$413,506	$472,501
Foreign Currency Forward
Accounts payable and accrued liabilities	$—	$67,092
Other assets	$1,314,817	$—

Note 7. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor, our dealer manager agreement, as amended ("Dealer Manager Agreement") with our Dealer Manager, our Property Management Agreement with our Property Manager and our Transfer Agent Agreement with our Transfer Agent entitle such affiliates to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as certain reimbursements, as described below.

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

June 30, 2018

(Unaudited)

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

Transfer Agent Agreement

Our Sponsor is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Effective in June 2018, our Transfer Agent provides transfer agent and registrar services to our stockholders. These services include, among other things, processing payment of any sales commission and dealer manager fees associated with a particular purchase, as well as processing the distributions and any servicing fees with respect to our shares. Additionally, our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

It is the duty of our board of directors to evaluate the performance of our Transfer Agent. In connection with the engagement of our Transfer Agent, we paid a one-time initial setup fee of $50,000. In addition, the other fees to be paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The initial term of the transfer agent agreement is three years, which term will be automatically renewed for one year successive terms, but either party may terminate the transfer agent agreement upon 90 days’ prior written notice. In the event that we terminate the transfer agent agreement, other than for cause, we will pay our transfer agent all amounts that would have otherwise accrued during the remaining term of the transfer agent agreement; provided, however, that when calculating the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

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

June 30, 2018

(Unaudited)

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the six months ended June 30, 2018, as well as any related amounts payable as of December 31, 2017 and June 30, 2018:

	Year Ended December 31, 2017			Six Months Ended June 30, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,090,366	$751,010	$345,864	$1,054,913	$1,274,235	126,542
Transfer Agent fees	—	—	—	84,902	50,000	34,902
Asset management fees	5,346,280	5,346,280	—	2,728,423	2,728,423	—
Property management fees(1)	5,285,082	5,285,082	—	2,387,090	2,379,539	7,551
Acquisition expenses	212,577	212,577	—	26,220	26,220	—
Capitalized
Acquisition costs	—	—	—	48,664	—	48,664
Additional Paid-in Capital
Selling commissions	966,516	966,516	—	—	—	—
Dealer Manager fee	353,167	513,881	—	—	—	—
Stockholder servicing fee(2)	299,299	690,272	2,620,040	—	338,889	2,281,151
Offering costs	33,466	33,466	—	—	—	—
Total	$13,586,753	$13,799,084	$2,965,904	$6,330,212	$6,797,306	$2,498,810

(1)

During the six months ended June 30, 2018 and year ended December 31, 2017, property management fees included $0 and approximately $3.2 million, respectively, of fees paid to the sub-property manager of our properties. This includes the costs incurred related to the change in property management of approximately $0.8 million during 2017.

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

Tenant Insurance

We offer a tenant insurance plan to customers at our properties. In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March of 2018, Strategic Storage TI Services II JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI II, LLC (“SS TI II”).  Under the terms of the TI Joint Venture agreement, the TRS receives 50% of the net economics generated from such tenant insurance and SS TI II receives the other 50% of such net economics.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. For the three and six months ended June 30, 2018 we recorded revenues of approximately $0.4 million and $0.7 million, respectively, related to tenant insurance which was included in ancillary operating revenue in the consolidated statements of operations.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three and six months ended June 30, 2018, we paid approximately $10,000 and $15,000, respectively, in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 19, 2018, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $10.65 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of June 30, 2018, we had sold approximately 2.0 million Class A Shares and approximately 0.3 million Class T Shares through our DRP Offering.

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

June 30, 2018

(Unaudited)

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the year ended December 31, 2017, we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.  For the six months ended June 30, 2018, we received redemption requests totaling approximately $2.3 million (approximately 250,000 shares), $1.1 million of which were fulfilled in April 2018, and $1.2 million of which were included in accounts payable and accrued liabilities as of June 30, 2018 and fulfilled in July 2018.

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

Note 9. Declaration of Distributions

On June 12, 2018, our board of directors declared a distribution rate for the third quarter of 2018 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2018 and continuing on each day thereafter through and including September 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Total revenues	$19,076,777	$19,939,512	$19,385,071	$19,866,457	$20,045,516
Total operating expenses	$18,085,017	$19,197,777	$16,991,318	$16,010,116	$16,605,713
Operating income	$991,760	$741,735	$2,393,753	$3,856,341	$3,439,803
Net loss	$(3,538,491)	$(3,875,164)	$(2,351,155)	$(667,047)	$(1,437,330)
Net loss attributable to common stockholders	$(3,502,661)	$(3,840,775)	$(2,329,515)	$(661,203)	$(1,427,056)
Net loss per Class A Share-basic and diluted	$(0.06)	$(0.07)	$(0.04)	$(0.01)	$(0.02)
Net loss per Class T Share-basic and diluted	$(0.06)	$(0.07)	$(0.04)	$(0.01)	$(0.02)

Note 11. Subsequent Events

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Distribution Reinvestment Plan Offering

As of August 10, 2018, we have issued approximately 2.1 million Class A shares of our common stock and approximately 0.3 million Class T Shares of our common stock for gross proceeds of approximately $22.0 million and approximately $3.3 million, pursuant to our DRP Offering.

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

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”); and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.  As of June 30, 2018, we had sold approximately 2.0 million Class A Shares and approximately 0.3 million Class T Shares for approximately $21 million and $3 million, respectively, in our DRP Offering.

As of June 30, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alabama	1	1,080	159,000	2.7%	87%		1.4%
California	19	11,470	1,233,400	20.5%	90%		24.5%
Colorado	4	2,140	227,200	3.8%	85%		3.4%
Florida	13	10,440	1,237,900	20.5%	90%		24.5%
Illinois	2	1,030	107,500	1.8%	86%		1.3%
Indiana	2	1,000	112,100	1.9%	89%		1.1%
Maryland	2	1,610	172,900	2.9%	86%		2.8%
Michigan	4	2,180	261,000	4.3%	90%		3.6%
New Jersey	1	460	51,000	0.8%	95%		0.7%
Nevada	3	2,220	290,400	4.8%	92%		4.2%
North Carolina	14	5,720	822,100	13.6%	88%		10.7%
Ohio	5	2,210	272,300	4.5%	90%		2.8%
South Carolina	2	1,420	194,600	3.2%	89%		2.7%
Washington	1	490	48,100	0.8%	86%		0.9%
Greater Toronto Area	10	7,860	840,100	13.9%	90%	(5)	15.4%
Total	83	51,330	6,029,600	100%	89%		100.0%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).

(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 540,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of June 30, 2018.
(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended June 30, 2018.

(5)

The Oakville I property opened in March of 2016 with occupancy at 0%. The property’s occupancy has increased to approximately 86% as of June 30, 2018. The Centennial property was acquired on February 1, 2017 with occupancy of approximately 11%. The property’s occupancy has increased to approximately 86% as of June 30, 2018.

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

The value of the tangible assets, consisting of land and buildings is determined as if vacant. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

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

Consolidation of Investments in Joint Ventures

We evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the joint venture entities included in our financial statements may vary based on the estimates and assumptions we use.

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

As of June 30, 2018 and 2017, we owned 83 self storage facilities. Our operating results for the three months ended June 30, 2018 and 2017 include full quarter results for all 83 self storage facilities.  Our operating results for the six months ended June 30, 2017 include full period results for 77 self storage facilities and partial period results for 6 facilities acquired during the six months ended June 30, 2017. Our operating results for the six months ended June 30, 2018 include full period results for all 83 self storage facilities.

Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Total Revenues

Total revenues for the three months ended June 30, 2018 and 2017 were approximately $20.0 million and $19.1 million, respectively. The increase in total revenues of approximately $1.0 million or 5.1% is attributable to same-store revenue growth of approximately $0.7 million or 3.9% (approximately $0.3 million of which relates to tenant insurance), and approximately $0.3 million increase related to three lease up facilities.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2018 and 2017 were approximately $6.3 million (approximately 31% of total revenues) and $6.0 million (approximately 31% of total revenues), respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $0.3 million is primarily attributable to an increase in real estate taxes, and marketing, offset by a decrease in payroll.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2018 and 2017 were approximately $2.6 million and $2.5 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.1 million is primarily attributable to an increase in property management fees resulting from an increase in total revenues.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 and 2017 were approximately $1.4 million and $0.9 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.5 million is primarily attributable to increases in accounting expenses, board of directors related costs, our Advisor’s payroll related costs, and transfer agent fees related to the transition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2018 and 2017 were approximately $6.1 million and $8.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense is primarily attributable to certain of our intangible assets associated with in-place leases being fully amortized during 2017 and 2018.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2018 and 2017 were approximately $18,000 and $0, respectively. For the three months ended June 30, 2018, these costs primarily relate to costs for potential acquisitions prior to such acquisitions becoming probable in accordance with our capitalization policy.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2018 and 2017 were approximately $204,000 and $26,000, respectively. For the three months ended June 30, 2018, these costs primarily relate to costs for potential acquisitions prior to such acquisitions becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended June 30, 2018 and 2017 were approximately $4.4 million and $4.0 million, respectively. The increase of approximately $0.4 million is primarily attributable to an increase in our outstanding debt and an increase in interest rates as it relates to our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2018 and 2017 were approximately $0.3 million and $0.5 million, respectively. The decrease in interest expense – debt issuance costs is primarily attributable to approximately $0.2 million of costs incurred related to debt issuance costs that were expensed in accordance with GAAP during the second quarter of 2017.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2017 excluding Oakville I, Centennial, and Granite which were lease-up facilities for the three months ended June 30, 2017) for the three months ended June 30, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue (1)	$19,415,439	$18,693,118	3.9%	$630,077	$383,659	N/M	$20,045,516	$19,076,777	5.1%
Property operating expenses (2)	7,133,076	6,761,401	5.5%	339,771	347,975	N/M	7,472,847	7,109,376	5.1%
Property operating income	$12,282,363	$11,931,717	2.9%	$290,306	$35,684	N/M	$12,572,669	$11,967,401	5.1%
Number of facilities	80	80		3	3		83	83
Rentable square feet (3)	5,800,000	5,800,000		229,600	229,600		6,029,600	6,029,600
Average physical occupancy (4)	88.7%	93.7%		N/M	N/M		88.5%	92.5%
Annualized revenue per occupied square foot (5)	$15.95	$14.49		N/M	N/M		$15.83	$14.40

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 square feet as of June 30, 2018 and 2017. On a same-store basis, for the same periods, parking represented approximately 530,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)

Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.7 million was primarily the result of increased annualized revenue per occupied square foot of approximately 10.1%, net of decreased average physical occupancy of approximately 5.0% for the three months ended June 30, 2018 over the three months ended June 30, 2017. Contributing to the increase was approximately $0.3 million of tenant insurance related revenue.

Our same-store property operating expenses increased by approximately $0.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in property taxes and advertising.

The following table presents a reconciliation of net loss, as presented on our consolidated statements of operations, to property operating income for the periods indicated:

	For the Three Months Ended June 30,
	2018	2017
Net loss	$(1,437,330)	$(3,538,491)
Adjusted to exclude:
Asset management fees (1)	1,361,291	1,334,510
General and administrative	1,430,276	883,878
Depreciation	5,081,042	4,944,888
Intangible amortization expense	1,038,263	3,786,107
Acquisition expenses—affiliates	17,915	—
Other property acquisition expenses	204,079	26,258
Interest expense	4,467,403	4,104,996
Interest expense—accretion of fair market value of secured debt	(111,151)	(109,037)
Interest expense—debt issuance costs	325,569	489,911
Other	195,312	44,381
Property operating income	$12,572,669	$11,967,401

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Total Revenues

Total revenues for the six months ended June 30, 2018 and 2017 were approximately $39.9 million and $36.8 million, respectively. The increase in total revenues of approximately $3.1 million or 8.5%, is primarily attributable to same-store revenue growth of approximately $1.9 million or 5.7% (approximately $0.6 million of which relates to tenant insurance) and the six properties acquired in the first quarter of 2017 which provided an additional approximately $1.0 million of revenue during the six months ended June 30, 2018 when compared to the same period in 2017.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2018 and 2017 were approximately $12.2 million (approximately 30.6% of total revenues) and $11.9 million (approximately 32.4% of total revenues), respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $0.3 million is primarily attributable to real estate taxes and marketing, offset by a decrease in payroll.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2018 and 2017 were approximately $5.1 million and $4.8 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.3 million is primarily attributable to an increase in property management fees resulting primarily from an increase in total revenues.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 and 2017 were approximately $2.6 million and $1.9 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.8 million is primarily attributable to increases in our Advisor’s payroll related costs, board of directors related costs, accounting expenses, legal expenses, and transfer agent fees related to the transition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2018 and 2017 were approximately $12.4 million and $17.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense is primarily attributable to certain of our intangible assets associated with in-place leases being fully amortized during 2017 and 2018.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2018 and 2017 were approximately $26,000 and $0.2 million, respectively. For the six months ended June 30, 2018, these costs primarily relate to costs for potential acquisitions prior to such acquisitions becoming probable in accordance with our capitalization policy. For the six months ended June 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2018 and 2017 were approximately $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2018, these costs primarily relate to costs for potential acquisitions prior to such acquisitions becoming probable in accordance with our capitalization policy. For the six months ended June 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the six months ended June 30, 2018 and 2017 were approximately $8.6 million and $7.6 million, respectively. The increase of approximately $1.0 million is primarily attributable to the additional debt obtained in conjunction with the six self storage properties acquired during the first quarter of 2017, as well as an increase in interest rates as it relates to our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2018 and 2017 were approximately $0.6 million and $1.5 million, respectively. The decrease in interest expense – debt issuance costs is primarily attributable to approximately $0.6 million of costs incurred related to debt issuance costs that were expensed in accordance with GAAP during 2017.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2017, excluding Oakville I, which was a lease-up facility during 2017) for the six months ended June 30, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue (1)	$35,676,910	$33,766,514	5.7%	$4,235,063	$3,017,809	N/M	$39,911,973	$36,784,323	8.5%
Property operating expenses (2)	12,739,188	12,523,959	1.7%	1,869,007	1,594,190	N/M	14,608,195	14,118,149	3.5%
Property operating income	$22,937,722	$21,242,555	8.0%	$2,366,056	$1,423,619	N/M	$25,303,778	$22,666,174	11.6%
Number of facilities	76	76		7	7		83	83
Rentable square feet(3)	5,433,400	5,433,400		596,200	596,200		6,029,600	6,029,600
Average physical occupancy (4)	88.6%	93.0%		N/M	N/M		88.5%	91.4%
Annualized revenue per occupied square foot(5)	$15.69	$14.07		N/M	N/M		$15.76	$14.20

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses, and costs incurred in connection with the property management changes, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 as of June 30, 2018 and 2017. On a same-store basis, for the same periods, parking represented approximately 530,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)

Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $1.9 million was primarily the result of increased revenue per occupied square foot of approximately 11.5% net of decreased average physical occupancy of approximately 4.4% for the six months ended June 30, 2018 over the six months ended June 30, 2017. Contributing to the increase was approximately $0.6 million of tenant insurance related revenue.

Our same-store property operating expenses increased by approximately $0.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in property taxes.

The following table presents a reconciliation of net loss, as presented on our consolidated statements of operations, to property operating income for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
Net loss	$(2,104,377)	$(8,759,971)
Adjusted to exclude:
Asset management fees (1)	2,728,423	2,622,079
General and administrative	2,633,210	1,879,792
Depreciation	10,147,586	9,719,319
Intangible amortization expense	2,218,765	7,500,763
Acquisition expenses—affiliates	26,220	212,577
Other property acquisition expenses	253,430	292,021
Interest expense	8,829,468	7,669,300
Interest expense—accretion of fair market value of secured debt	(225,511)	(117,670)
Interest expense—debt issuance costs	644,952	1,519,238
Other	151,612	128,726
Property operating income	$25,303,778	$22,666,174

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net loss (attributable to common stockholders)	$(1,427,056)	$(3,502,661)	$(2,088,259)	$(8,693,775)
Add:
Depreciation	5,019,318	4,909,212	10,022,905	9,649,458
Amortization of intangible assets	1,038,263	3,786,107	2,218,765	7,500,763
Deduct:
Adjustment for noncontrolling interests	(52,872)	(77,649)	(107,112)	(131,280)
FFO (attributable to common stockholders)	4,577,653	5,115,009	10,046,299	8,325,166
Other Adjustments:
Acquisition expenses(1)	221,994	26,258	279,650	504,598
Accretion of fair market value of secured debt(2)	(111,151)	(109,037)	(225,511)	(117,670)
Foreign currency and interest rate derivative gains, net(3)	—	—	(91,055)	—
Adjustment for noncontrolling interests	2,077	1,209	(3,585)	(1,801)
MFFO (attributable to common stockholders)	$4,690,573	$5,033,439	$10,005,798	$8,710,293

As discussed above, our results of operations for the three and six months ended June 30, 2018 and 2017 have been significantly impacted by a favorable increase in same-store net operating income and our acquisitions, offset by increased interest and general and administrative expenses. The information below should be read in conjunction with the discussion regarding the acquisitions above.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Debt issuance costs of approximately $0.3 million and $0.5 million, respectively, were recognized for the three months ended June 30, 2018 and 2017. Debt issuance costs of approximately $0.6 million and $1.5 million, respectively, were recognized for the six months ended June 30, 2018 and 2017.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
Net cash flow provided by (used in):
Operating activities	$10,405,512	$8,964,416	$1,441,096
Investing activities	(1,404,231)	(50,181,720)	48,777,489
Financing activities	(10,414,897)	40,301,148	(50,716,045)

Cash flows provided by operating activities for the six months ended June 30, 2018 and 2017 were approximately $10.4 million and $9.0 million, respectively, an increase of approximately $1.4 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income from $9.2 million to $10.9 million, when excluding depreciation and amortization.

Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were approximately $1.4 million and $50.2 million, respectively, a decrease of approximately $48.8 million. The decrease in cash used in investing activities primarily relates to a decrease in acquisitions of real estate and real estate related joint ventures of approximately $48.1 million during the six months ended June 30, 2018, compared to the same period in 2017.

Cash flows provided by (used in) financing activities for the six months ended June 30, 2018 and 2017 were approximately ($10.4 million) and $40.3 million, respectively, a change of approximately $50.7 million. The change in cash provided by (used in) financing activities is primarily attributable to approximately $18.9 million in proceeds from the issuance of common stock during the six months ended June 30, 2017, compared to none for the same period in 2018, and approximately $32.1 million less in net proceeds from debt during the six months ended June 30, 2017 compared to the same period in 2018.

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

Distribution Policy and Distributions

On June 12, 2018, our board of directors declared a distribution rate for the third quarter of 2018 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2018 and continuing on each day thereafter through and including September 30, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per class T share.  Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Distributions paid in cash — common stockholders	$8,668,185		$8,184,231
Distributions paid in cash — Operating Partnership unitholders	150,546		101,297
Distributions reinvested	8,002,795		7,923,154
Total distributions	$16,821,526		$16,208,682
Source of distributions
Cash flows provided by operations	$10,405,512	62%	$8,964,416	55%
Offering proceeds from Primary Offering	—	—	—	—
Offering proceeds from distribution reinvestment plan	6,416,014	38%	7,244,266	45%
Total sources	$16,821,526	100%	$16,208,682	100%

From our inception through June 30, 2018, we paid cumulative distributions of approximately $79.8 million, as compared to cumulative FFO of approximately $15.7 million. For the six months ended June 30, 2018, we paid distributions of approximately $16.8 million, as compared to an FFO of approximately $10.0 million which reflects acquisition related expenses of approximately $0.3 million. For the six months ended June 30, 2017, we paid distributions of approximately $16.2 million, as compared to FFO of approximately $8.3 million which reflects acquisition related expenses of approximately $0.5 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2018, our total indebtedness was approximately $394.2 million, which included approximately $260.8 million in fixed rate debt, $134.1 million in variable rate debt and approximately $1.4 million in debt premium less approximately $2.1 million in debt issuance costs. Some of our loans have maturity dates within the next year. We intend to repay these loans through loan extensions or other debt financing. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018:

	Payments due during the years ending December 31:
	Total	2018	2019-2020	2021-2022	Thereafter
Debt interest(1)	$80,213,618	$9,348,279	$22,724,770	$20,126,268	$28,014,301
Debt principal(2)	394,945,553	121,803,983	38,308,078	17,111,078	217,722,414
Total contractual obligations	$475,159,171	$131,152,262	$61,032,848	$37,237,346	$245,736,715

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2018. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of June 30, 2018 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2018.

(2)	Amount represents principal payments only, excluding debt premium and debt issuance costs.

Off-Balance Sheet Arrangements

Other than our joint venture with SmartCentres and our tenant insurance joint venture, both of which are accounted for using the equity method of accounting, we do not currently have any other relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of June 30, 2018, our total indebtedness was approximately $394.2 million, which included approximately $260.8 million in fixed rate debt, $134.1 million in variable rate debt and approximately $1.4 million in debt premium less approximately $2.1 million in debt issuance costs. As of December 31, 2017, our total indebtedness was approximately $397 million, which included approximately $263 million in fixed rate debt, $134 million in variable rate debt and approximately $2 million in debt premium less approximately $2 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.3 million annually. (Our variable rate LIBOR based debt has an interest rate cap with a notional amount of $90 million that caps LIBOR at 1.25% through December 22, 2018.)

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2018:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$10,663,499	$25,434,219	$1,362,534	$1,983,016	$3,635,428	$217,722,414	$260,801,110
Average interest rate(1)	4.39%	4.41%	4.46%	4.46%	4.46%	4.46%
Variable rate debt	$111,140,484	$255,662	$11,255,663	$11,492,634	$—	$—	$134,144,443
Average interest rate(1)	4.87%	4.97%	4.63%	4.15%	N/A	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2018. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of June 30, 2018 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2018.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”). Our existing foreign currency hedge mitigates most of our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party debt service costs related to our Canadian properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K, as well as in Part II, Item 1A, “Risk Factors" of our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, and/or future results. The risks described in our reports filed with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factor set forth below, which updates the risk factors disclosed in our 2017 Form 10-K and our subsequent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, there have been no material changes to such risk factors.

Strategic Transfer Agent Services, LLC, our Transfer Agent, has a limited operating history and a failure by our Transfer Agent to perform its functions for us effectively may adversely affect our operations.

Our Transfer Agent is a related party which was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed on October 21, 2017 and has not had any significant operations to date. Because of its limited experience, there is no assurance that our Transfer Agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our Transfer Agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our Transfer Agent fails to perform its functions for us effectively, our operations may be adversely affected.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

 Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our Company, our directors, our officers, or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, or employees, which may discourage meritorious claims from being asserted against us and our directors, officers, and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of June 30, 2018, approximately $30.2 million of common stock was available for redemption and $1.2 million was included in accrued expenses and other liabilities in the consolidated balance sheets as of June 30, 2018.  During the three months ended June 30, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2018	122,113	$9.36	122,113	2,679,028(1)
May 31, 2018	-	$-	-	2,679,028(1)
June 30, 2018	-	$-	-	2,679,028(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4	Bylaws of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

3.5	Amendment No. 1 to the Amended and Restated Bylaws, incorporated by reference for Exhibit 3.1 to the Company’s Form 8-K, filed on August 6, 2018, Commission File No. 000-55617

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

10.1	Form of Indemnification Agreement, incorporated by reference for Exhibit 10.1 to the Company’s Form 8-K, filed on August 6, 2018, Commission File No. 000-55617

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust II, Inc. financial information for the three and six months ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: August 13, 2018	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)