Form 10-Q
period 2018-09-30
Strategic Storage Trust II, Inc.
filed 2018-11-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company		☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2018, there were 49,733,630 outstanding shares of Class A common stock and 7,500,273 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$271,343,323	$272,313,395
Buildings	512,294,410	514,648,107
Site improvements	43,065,688	42,717,975
	826,703,421	829,679,477
Accumulated depreciation	(49,609,050)	(34,686,973)
	777,094,371	794,992,504
Construction in process	109,907	92,519
Real estate facilities, net	777,204,278	795,085,023
Cash and cash equivalents	3,739,371	7,355,422
Restricted cash	5,331,656	4,512,990
Other assets, net	11,889,921	5,563,600
Debt issuance costs, net of accumulated amortization	194,957	836,202
Intangible assets, net of accumulated amortization	1,675,543	4,144,601
Total assets	$800,035,726	$817,497,838
LIABILITIES AND EQUITY
Debt, net	$395,909,178	$396,792,902
Accounts payable and accrued liabilities	13,047,848	7,451,849
Due to affiliates	2,762,261	2,965,904
Distributions payable	2,801,394	2,852,100
Total liabilities	414,520,681	410,062,755
Commitments and contingencies (Note 8)
Redeemable common stock	29,559,784	24,497,059
Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 50,090,692 and 49,386,092 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	50,091	49,386
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,484,880 and 7,350,142 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7,485	7,351
Additional paid-in capital	496,325,862	496,287,890
Distributions	(85,669,907)	(60,561,504)
Accumulated deficit	(61,181,459)	(58,641,776)
Accumulated other comprehensive income	2,243,511	1,369,208
Total Strategic Storage Trust II, Inc. equity	351,775,583	378,510,555
Noncontrolling interests in our Operating Partnership	4,179,678	4,427,469
Total equity	355,955,261	382,938,024
Total liabilities and equity	$800,035,726	$817,497,838

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Self storage rental revenue	$19,796,139	$19,804,298	$58,784,034	$56,356,871
Ancillary operating revenue	516,930	135,214	1,441,008	366,963
Total revenues	20,313,069	19,939,512	60,225,042	56,723,834
Operating expenses:
Property operating expenses	6,416,687	6,456,088	18,637,792	18,358,466
Property operating expenses – affiliates	2,571,670	3,307,619	7,687,183	8,145,469
General and administrative	999,439	762,642	3,632,649	2,642,433
Depreciation	5,097,944	5,145,952	15,245,530	14,865,271
Intangible amortization expense	179,613	3,525,476	2,398,378	11,026,239
Acquisition expenses—affiliates	16,422	—	42,642	212,577
Other property acquisition expenses	554,661	—	808,091	292,022
Total operating expenses	15,836,436	19,197,777	48,452,265	55,542,477
Operating income	4,476,633	741,735	11,772,777	1,181,357
Other income (expense):
Interest expense	(4,587,573)	(4,310,132)	(13,417,041)	(11,979,432)
Interest expense—accretion of fair market value of secured debt	111,383	113,718	336,894	231,388
Interest expense—debt issuance costs	(330,639)	(329,877)	(975,591)	(1,849,114)
Other	(127,082)	(90,608)	(278,694)	(219,334)
Net loss	(457,278)	(3,875,164)	(2,561,655)	(12,635,135)
Net loss attributable to the noncontrolling interests in our Operating Partnership	5,854	34,389	21,972	100,585
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(451,424)	$(3,840,775)	$(2,539,683)	$(12,534,550)
Net loss per Class A share – basic and diluted	$(0.01)	$(0.07)	$(0.04)	$(0.22)
Net loss per Class T share – basic and diluted	$(0.01)	$(0.07)	$(0.04)	$(0.22)
Weighted average Class A shares outstanding – basic and diluted	49,948,074	48,958,361	49,732,757	48,609,924
Weighted average Class T shares outstanding – basic and diluted	7,461,101	7,281,358	7,418,129	7,212,753

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(457,278)	$(3,875,164)	$(2,561,655)	$(12,635,135)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,343,451	3,083,732	(2,061,322)	4,446,136
Foreign currency forward contract gains (losses)	(1,083,267)	(3,087,699)	2,431,232	(4,546,081)
Interest rate swap and cap contract gains (losses)	(5,139)	156,426	504,393	74,362
Other comprehensive income (loss)	255,045	152,459	874,303	(25,583)
Comprehensive loss	(202,233)	(3,722,705)	(1,687,352)	(12,660,718)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,589	33,036	14,473	100,789
Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(199,644)	$(3,689,669)	$(1,672,879)	$(12,559,929)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	49,386,092	$49,386	7,350,142	$7,351	$496,287,890	$(60,561,504)	$(58,641,776)	$1,369,208	$378,510,555	$4,427,469	$382,938,024	$24,497,059
Offering costs	—	—	—	—	(15,364)	—	—	—	(15,364)	—	(15,364)	—
Changes to redeemable common stock	—	—	—	—	(12,041,524)	—	—	—	(12,041,524)	—	(12,041,524)	12,041,524
Redemptions of common stock	(304,672)	(305)	(18,515)	(19)	—	—	—	—	(324)	—	(324)	(6,978,799)
Issuance of restricted stock	10,500	11	—	—	—	—	—	—	11	—	11	—
Distributions	—	—	—	—	—	(25,108,403)	—	—	(25,108,403)	—	(25,108,403)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(225,819)	(225,819)	—
Issuance of shares for distribution reinvestment plan	998,772	999	153,253	153	12,041,524	—	—	—	12,042,676	—	12,042,676	—
Stock compensation expense	—	—	—	—	53,336	—	—	—	53,336	—	53,336	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(2,539,683)	—	(2,539,683)	—	(2,539,683)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(21,972)	(21,972)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,061,322)	(2,061,322)	—	(2,061,322)	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	2,431,232	2,431,232	—	2,431,232	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	504,393	504,393	—	504,393	—
Balance as of September 30, 2018	50,090,692	$50,091	7,484,880	$7,485	$496,325,862	$(85,669,907)	$(61,181,459)	$2,243,511	$351,775,583	$4,179,678	$355,955,261	$29,559,784

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,561,655)	$(12,635,135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,643,908	25,891,510
Accretion of fair market value adjustment of secured debt	(336,894)	(231,388)
Amortization of debt issuance costs	975,591	1,096,071
Expense related to issuance of restricted stock	53,336	21,347
Unrealized derivative gains	(21,779)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(1,244,202)	(2,563,309)
Accounts payable and accrued liabilities	1,561,727	3,985,234
Due to affiliates	304,265	117,085
Net cash provided by operating activities	16,374,297	15,681,415
Cash flows from investing activities:
Purchase of real estate	—	(49,432,644)
Additions to real estate	(1,112,143)	(2,797,888)
Investment in Joint Venture	(3,174,033)	—
Settlement of foreign currency hedges	2,132,261	(4,072,790)
Net cash used in investing activities	(2,153,915)	(56,303,322)
Cash flows from financing activities:
Gross proceeds from issuance of debt	5,000,000	166,186,951
Pay down of debt	(2,200,000)	(127,671,050)
Scheduled principal payments on debt	(1,603,805)	(1,109,798)
Debt issuance costs	(163,820)	(528,744)
Prepaid debt issuance costs	(1,075,000)	—
Gross proceeds from issuance of common stock	—	18,879,430
Offering costs	(526,598)	(2,152,888)
Redemption of common stock	(3,064,408)	(1,085,756)
Distributions paid to common stockholders	(13,115,607)	(12,425,167)
Distributions paid to noncontrolling interests in our Operating Partnership	(226,646)	(177,398)
Net cash provided by (used in) financing activities	(16,975,884)	39,915,580
Impact of foreign exchange rate changes on cash and restricted cash	(41,883)	230,116
Change in cash, cash equivalents, and restricted cash	(2,797,385)	(476,211)
Cash, cash equivalents, and restricted cash beginning of period	11,868,412	18,034,805
Cash, cash equivalents, and restricted cash end of period	$9,071,027	$17,558,594
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$13,534,949	$11,694,161
Supplemental disclosure of noncash activities:
Deposits applied to purchase of real estate facilities	$—	$250,000
Debt and accrued liabilities assumed during purchase of real estate facilities	$—	$39,967,786
Prepaid debt issuance costs included in accounts payable and accrued liabilities	$155,439	$—
Additions to real estate and construction in process included in accounts payable	$65,160	$—
Redemption of common stock included in accounts payable and accrued liabilities	$4,638,448	$646,796
Transfer of construction in process to real estate facilities	$—	$1,782,546
Offering costs included in due to affiliates	$—	$299,299
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$735,942	$574,120
Issuance of shares pursuant to distribution reinvestment plan	$12,042,676	$11,988,010
Distributions payable	$2,801,394	$2,743,955
Issuance of units in our Operating Partnership for purchase of real estate facilities	$—	$4,875,454

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2018, we had sold approximately 2.4 million Class A Shares and approximately 0.4 million Class T Shares for approximately $24.3 million and $3.7 million, respectively, in our DRP Offering.

We invested the net proceeds from our Offering primarily in self storage facilities. As of September 30, 2018, we owned 83 self storage facilities located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina and Washington) and Canada (the Greater Toronto Area).

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

September 30, 2018

(Unaudited)

As a result of the calculation of our estimated value per share, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.65 for both Class A Shares and Class T Shares.

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 7) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of September 30, 2018, we owned approximately 99.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.9% of the common units are owned by our Advisor, Strategic 1031, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

September 30, 2018

(Unaudited)

outlined in our Operating Partnership’s limited partnership agreement (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT sponsored by our Sponsor, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms of the Merger Agreement, SSGT will merge with and into Merger Sub, with Merger Sub being the surviving entity (the “REIT Merger”), and immediately after the REIT Merger, SSGT OP will merge with and into our Operating Partnership, with our Operating Partnership continuing as the surviving entity and our subsidiary (the “Partnership Merger” and, together with the REIT Merger, the “Mergers”).  See Note 11, Potential Merger, for additional information related to the Mergers and other transactions contemplated by the Merger Agreement.

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

As of December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our Operating Partnership.  As of September 30, 2018, we had not entered into any other contracts/interest that would be deemed to be variable interest in VIEs other than our tenant insurance joint venture and a real estate joint venture, both of which are accounted for under the equity method of accounting.  Please see Note 3 – Real Estate Facilities for further discussion regarding our joint venture with SmartCentres and Note 7 – Related Party Transactions for further discussions regarding our tenant insurance joint venture. Other than these joint ventures, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

September 30, 2018

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded $0 and approximately $4.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

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

September 30, 2018

(Unaudited)

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

During the three months ended September 30, 2018 and 2017, we expensed approximately $0.6 million and none, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods. During the nine months ended September 30, 2018 and 2017, we expensed approximately $0.9 million and $0.5 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2018 and 2017, no impairment losses were recognized.

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

September 30, 2018

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2018, the gross amounts allocated to in-place lease intangibles was approximately $34 million and accumulated amortization of in-place lease intangibles totaled approximately $32 million. As of December 31, 2017, the gross amounts allocated to in-place lease intangibles was approximately $34 million and accumulated amortization of in-place lease intangibles totaled approximately $30 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2018, 2019, 2020, 2021, 2022, and thereafter is approximately $25,000, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.2 million respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2018 and December 31, 2017, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.1 million and $1.5 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2018 and December 31, 2017, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $0.9 million and $0.6 million, respectively.

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

September 30, 2018

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

For the year ended December 31, 2017, we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.  For the nine months ended September 30, 2018, we received redemption requests totaling approximately $7.0 million (approximately 0.7 million shares), approximately $2.3 million of which were fulfilled in April and July of 2018, and approximately $4.6 million of which were included in accounts payable and accrued liabilities as of September 30, 2018, and fulfilled in October of 2018.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The table below summarizes our fixed rate notes payable at September 30, 2018 and December 31, 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$205,700,000	$217,430,858	$213,300,000	$218,332,483

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

As of September 30, 2018, we had interest rate swaps, an interest rate cap, and a net investment hedge (See Notes 5 and 6). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2018, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

September 30, 2018

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU was applied using the modified retrospective approach. We have determined that our self storage rental revenues are not subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and is applied retrospectively to all periods presented. We adopted this guidance on January 1, 2018 and have begun presenting restricted cash along with cash and cash equivalents in our consolidated statements of cash flows.  As a result of adopting the new guidance, approximately $1.7 million of restricted cash which was previously included as operating cash outflows, and approximately $0.7 million of restricted cash which was previously included as investing cash outflows within the consolidated statements of cash flows for the nine months ended September 30, 2017, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and end of the period.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2018:

Real estate facilities
Balance at December 31, 2017	$829,679,477
Impact of foreign exchange rate changes	(4,135,139)
Improvements and additions	1,159,083
Balance at September 30, 2018	$826,703,421
Accumulated depreciation
Balance at December 31, 2017	$(34,686,973)
Depreciation expense	(15,060,835)
Impact of foreign exchange rate changes	138,758
Balance at September 30, 2018	$(49,609,050)

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

On June 28, 2018, we closed on the East York Lot, which is now owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) are each a 50% limited partner and each have an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The Limited Partnership intends to develop a self storage facility on the East York Lot. The value of the land contributed to the Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2016. However, for acquisitions of lease-up properties that were not operational as of these dates, the pro forma information includes these acquisitions as of the date that formal operations began. There were no acquisitions completed during the nine months ended September 30, 2018. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the nine months ended
	September 30, 2018	September 30, 2017
Pro forma revenue	$60,225,042	$57,188,309
Pro forma operating expenses	(46,127,260)	(45,442,165)
Pro forma net loss attributable to common stockholders	(234,620)	(2,291,516)

The pro forma financial information for the nine months ended September 30, 2018 and 2017 was adjusted to exclude $0 and approximately $0.5 million, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	September 30, 2018	December 31, 2017	Interest Rate		Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$11,929,458	$12,076,470	5.73%		9/1/2023
Amended KeyBank Credit Facility(2)	89,182,500	86,382,500	4.76	%(11)	12/22/2018(13)
Milton fixed rate(3)	5,040,575	5,238,606	5.81%		10/15/2018(12)
Burlington I fixed rate(3)	4,905,228	5,120,423	5.98%		10/15/2018(12)
Burlington I variable rate(3)	2,336,370	2,402,418	5.97%		10/15/2018(12)
Oakville I variable rate(3)	7,799,019	8,019,489	5.45%		12/31/2018(12)
Burlington II and Oakville II variable rate(3)	12,286,742	12,834,819	4.34%		2/28/2021(12)
Oakland and Concord loan(4)	19,604,712	19,960,190	3.95%		4/10/2023
KeyBank CMBS Loan(5)	95,000,000	95,000,000	3.89%		8/1/2026
KeyBank Florida CMBS Loan(6)	52,000,000	52,000,000	4.65%		5/1/2027
$11M KeyBank Subordinate Loan(7)	11,000,000	11,000,000	6.01	%(11)	6/1/2020
Midland North Carolina CMBS Loan(8)	47,249,999	47,249,999	5.31%		8/1/2024
Dufferin loan(9)	10,541,343	11,172,315	3.21%		5/31/2019(12)
Mavis loan(9)	8,885,034	9,416,609	3.21%		5/31/2019(12)
Brewster loan(9)	5,807,151	6,154,532	3.21%		5/31/2019(12)
Granite variable rate loan(10)	6,906,378	7,101,614	6.45%		12/1/2018(12)
Centennial variable rate loan(10)	6,202,444	6,377,780	6.70%		12/1/2018(12)
Premium on secured debt, net	1,305,598	1,646,988
Debt issuance costs, net	(2,073,373)	(2,361,850)
Total debt	$395,909,178	$396,792,902

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties (Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II).
(2)

As of September 30, 2018, this facility encumbers 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral).

(3)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of September 30, 2018. Variable rate loans are based on Canadian Prime, or the Canadian Dealer Offered Rate (“CDOR”).

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

September 30, 2018

(Unaudited)

(8)

This loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments will be due monthly.

(9)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of September 30, 2018. These loans were assumed during the Toronto Merger, along with an interest rate swap with the Bank of Montreal that fixes the interest rate at 3.21%.

(10)	Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of September 30, 2018. Variable rate loans are based on Canadian Prime.
(11)	We have a $90 million interest rate cap on our variable rate LIBOR based debt that caps LIBOR at 1.25%. See Note 6.
(12)	Subsequent to September 30, 2018, these loans were paid off in full with the proceeds of a new, two year term loan with Citibank, N.A. See Note 12 for further discussion.
(13)	Subsequent to September 30, 2018, we amended and restated our Amended KeyBank Credit Facility to extend the maturity date until February 20, 2019. See Note 12 for further discussion.

The weighted average interest rate on our consolidated debt as of September 30, 2018 was approximately 4.62%.

As of September 30, 2018, we provided recourse guarantees totaling approximately $42 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt.

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

On February 18, 2016, we entered into a first amendment and joinder to the amended and restated credit agreement (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $40 million to our maximum borrowing capacity for a total of $145 million with the admission of US Bank National Association (the “Subsequent Lender”). The Subsequent Lender also became a party to the Amended KeyBank Credit Facility through a joinder agreement in the First Amendment. As of September 30, 2018, we had approximately $89.2 million in borrowings outstanding under the Amended KeyBank Credit Facility.

The Amended KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on December 22, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the Amended KeyBank Credit Facility (the “Amended Credit Agreement”). On October 29, 2018, we amended and restated our Amended KeyBank Credit Facility, extending the maturity date to February 20, 2019. See Note 12 - Subsequent Events. Payments due pursuant to the Amended KeyBank Credit Facility are interest-only for the first 36 months and a 30-year amortization schedule thereafter. The Amended KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Amended Credit Agreement). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Amended Credit Agreement). The Applicable Rate corresponds to our total leverage, as specified in the Amended Credit Agreement. For any ABR Loans, the Applicable Rate is 125 basis points if our total leverage is less than 50%, and 150 basis points if our leverage is greater than 50%. For any Eurodollar Loan, the Applicable Rate is 225 basis points if our total leverage is less than 50% and 250 basis points if our total leverage is greater than 50%.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Amended KeyBank Credit Facility contains a number of other customary terms and covenants, including the following (capitalized terms are as defined in the Amended Credit Agreement): the aggregate borrowing base availability under the Amended KeyBank Facility is limited to the lesser of: (1) 60% of the Pool Value of the properties in the collateral pool, or (2) an amount that would provide a minimum Debt Service Coverage Ratio of no less than 1.35 to 1.0; and we must meet the following financial tests, calculated as of the close of each fiscal quarter: (1) a Total Leverage Ratio of no more than 60%; (2) a Tangible Net Worth not at any time to be less than the Base Amount plus 80% of Net Equity Proceeds received after the Effective Date; (3) an Interest Coverage Ratio of no less than 1.85 to 1.0; (4) a Fixed Charge Ratio of no less than 1.6 to 1.0; (5) a ratio of varying rate Indebtedness to total Indebtedness not in excess of 30%; (6) a Loan to Value Ratio of not greater than 60%; and (7) a Debt Service Coverage Ratio of not less than 1.35 to 1.0. As of September 30, 2018, we were in compliance with all such covenants.

During 2017, our Operating Partnership purchased an interest rate cap with a notional amount of $90 million, with an effective date of July 1, 2017 that caps LIBOR at 1.25% through December 22, 2018.

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2018:

2018	$122,872,859	(1)
2019	26,139,333	(1)
2020	12,622,834	(1)
2021	13,684,085	(1)
2022	3,635,428
2023 and thereafter	217,722,414
Total payments	396,676,953
Premium on secured debt, net	1,305,598
Debt issuance costs, net	(2,073,373)
Total	$395,909,178

(1)

On October 11, 2018, we repaid approximately $70.7 million of our Canadian debt with the proceeds from a new loan with Citibank. On October 29, 2018, we amended our Amended KeyBank Credit Facility to extend the maturity date until February 20, 2019. Subsequent to these debt transactions, future principal payment requirements on our outstanding debt for the years ending December 31, 2018, 2019, 2020, 2021, 2022, and thereafter are approximately $0.2 million, $90.1 million, $83.1 million, $2.0 million, $3.6 million, and $217.7 million, respectively.  See Note 12 – Subsequent Events.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

We do not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations and were approximately none and $20,000 for the three and nine months ended September 30, 2018, respectively.

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

The following table summarizes the terms of our derivative financial instruments as of September 30, 2018:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$19,604,712		3.95%	May 18, 2016	April 10, 2023
Dufferin loan	13,607,000	(1)	3.21%	February 1, 2017	May 31, 2019
Mavis loan	11,469,000	(1)	3.21%	February 1, 2017	May 31, 2019
Brewster loan	7,496,000	(1)	3.21%	February 1, 2017	May 31, 2019
Interest Rate Cap:
LIBOR	$90,000,000		1.25%	July 1, 2017	December 22, 2018
Foreign Currency Forward:
Denominated in CAD	$90,000,000	(1)	1.2846	March 28, 2018	January 28, 2019

(1)	Notional amounts shown are denominated in CAD. These swaps were settled on October 11, 2018 in conjunction with the Canadian debt refinancing. See Note 12.

On February 1, 2017, to hedge our net investment related to the Toronto Merger, we entered into a foreign currency forward contract with a notional amount of $58.5 million CAD, and a forward rate of approximately 1.3058. During the quarter ended March 31, 2017, we settled our two foreign currency forward contracts which resulted in us receiving a net settlement of approximately $1.4 million, and simultaneously entered into a third foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.3439. During the quarter ended September 30, 2017, we settled our third foreign currency forward contract, which resulted in us paying a net settlement of approximately $5.5 million, and simultaneously entered into a fourth foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.2526. The fourth foreign currency forward was settled on March 28, 2018 and resulted in us receiving a net settlement of approximately $2.2 million. We simultaneously entered into our fifth foreign currency forward as noted in the table above. A portion of our gain (loss) from our settled hedges is recorded net in foreign currency forward contract gain (loss) in our consolidated statements of comprehensive loss, and a gain of approximately none and $65,000 related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2018 and December 31, 2017.

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2018	December 31, 2017
Interest Rate Swaps
Other assets	$920,928	$455,526
Accounts payable and accrued liabilities	—	6,320
Interest Rate Cap
Other assets	214,853	472,501
Foreign Currency Forward
Accounts payable and accrued liabilities	—	67,092
Other assets	231,549	—

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

September 30, 2018

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

September 30, 2018

(Unaudited)

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

September 30, 2018

(Unaudited)

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the nine months ended September 30, 2018, as well as any related amounts payable as of December 31, 2017 and September 30, 2018:

	Year Ended December 31, 2017			Nine Months Ended September 30, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,090,366	$751,010	$345,864	$1,678,975	$1,558,164	$466,675
Transfer Agent fees	—	—	—	197,182	189,607	7,575
Asset management fees	5,346,280	5,346,280	—	4,085,859	4,001,045	84,814
Property management fees(1)	5,285,082	5,285,082	—	3,601,324	3,510,257	91,067
Acquisition expenses	212,577	212,577	—	42,642	42,642	—
Capitalized
Acquisition costs	—	—	—	48,664	48,664	—
Additional Paid-in Capital
Selling commissions	966,516	966,516	—	—	—	—
Dealer Manager fee	353,167	513,881	—	—	—	—
Stockholder servicing fee(2)	299,299	690,272	2,620,040	—	507,910	2,112,130
Offering costs	33,466	33,466	—	—	—	—
Total	$13,586,753	$13,799,084	$2,965,904	$9,654,646	$9,858,289	$2,762,261

(1)

During the nine months ended September 30, 2018 and year ended December 31, 2017, property management fees included $0 and approximately $3.2 million, respectively, of fees paid to the sub-property manager of our properties. This includes the costs incurred related to the change in property management of approximately $0.8 million during 2017.

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

Tenant Insurance

We offer a tenant insurance plan to customers at our properties. In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March of 2018, Strategic Storage TI Services II JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI II, LLC (“SS TI II”).  Under the terms of the TI Joint Venture agreement, the TRS receives 50% of the net economics generated from such tenant insurance and SS TI II receives the other 50% of such net economics.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. For the three and

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

nine months ended September 30, 2018 we recorded revenues of approximately $0.4 million and $1.1 million, respectively, related to tenant insurance which was included in ancillary operating revenue in the consolidated statements of operations.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three and nine months ended September 30, 2018, we paid approximately $15,000 and $30,000, respectively, in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 19, 2018, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $10.65 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of September 30, 2018, we had sold approximately 2.4 million Class A Shares and approximately 0.4 million Class T Shares through our DRP Offering.

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

September 30, 2018

(Unaudited)

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan, less any prior redemptions.
•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the year ended December 31, 2017, we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.  For the nine months ended September 30, 2018, we received redemption requests totaling approximately $7.0 million (approximately 0.7 million shares), $2.3 million of which were fulfilled in April and July 2018, and $4.6 million of which were included in accounts payable and accrued liabilities as of September 30, 2018 and fulfilled in October 2018.

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

Note 9. Declaration of Distributions

On September 20, 2018, our board of directors declared a distribution rate for the fourth quarter of 2018 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2018 and continuing on each day thereafter through and including December 31, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Total revenues	$19,939,512	$19,385,071	$19,866,457	$20,045,516	$20,313,069
Total operating expenses	$19,197,777	$16,991,318	$16,010,116	$16,605,713	$15,836,436
Operating income	$741,735	$2,393,753	$3,856,341	$3,439,803	$4,476,633
Net loss	$(3,875,164)	$(2,351,155)	$(667,047)	$(1,437,330)	$(457,278)
Net loss attributable to common stockholders	$(3,840,775)	$(2,329,515)	$(661,203)	$(1,427,056)	$(451,424)
Net loss per Class A Share-basic and diluted	$(0.07)	$(0.04)	$(0.01)	$(0.02)	$(0.01)
Net loss per Class T Share-basic and diluted	$(0.07)	$(0.04)	$(0.01)	$(0.02)	$(0.01)

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 11. Potential Merger

On October 1, 2018, we, our Operating Partnership, Merger Sub, SSGT, and SSGT OP entered into the Merger Agreement in connection with the Mergers.

Subject to SSGT’s rights in connection with the go-shop provision described in further detail below, and pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the REIT Merger (the “REIT Merger Effective Time”), each share of SSGT common stock outstanding immediately prior to the REIT Merger Effective Time (other than shares owned by SSGT and its subsidiaries or us and our subsidiaries) will be automatically converted into the right to receive an amount in cash equal to $12.00, without interest and less any applicable withholding taxes (the “Merger Consideration”), which represents a total purchase price of approximately $340 million (which includes outstanding debt to be assumed or repaid as of September 30, 2018 but excludes transaction costs). Immediately prior to the REIT Merger Effective Time, all shares of SSGT common stock that are subject to vesting and other restrictions will become fully vested and non-forfeitable and, at the REIT Merger Effective Time, will be converted into the right to receive the Merger Consideration. At the effective time of the Partnership Merger, each outstanding unit of partnership interest in SSGT OP will be converted automatically into 1.127 units of partnership interest in our Operating Partnership. We are in the process of negotiating new loans in order to finance the Mergers, which would include the financing of the SSGT properties, the refinancing of certain of our existing properties and the payoff of certain of our existing loans.

Assuming all of the conditions to the Mergers are satisfied and the Mergers are consummated in accordance with the terms in the Merger Agreement, we will acquire all of the real estate owned by SSGT, consisting of 28 self storage facilities located in 10 states and in the Greater Toronto, Canada area, and comprising approximately 19,300 self storage units and approximately 2.1 million net rentable square feet of storage space.  Additionally, we will obtain the rights to acquire two self storage facilities currently under contract with SSGT.

The Merger Agreement contains customary representations, warranties and covenants. The closing of the REIT Merger is subject to the approval of the REIT Merger by the affirmative vote of the holders of a majority of all outstanding shares of SSGT’s common stock as of the record date for the special meeting of SSGT’s stockholders. The closing of the Mergers is also subject to various customary conditions. The closing of the REIT Merger is neither subject to a financing condition nor to the approval of our stockholders.

The Merger Agreement prohibits SSGT and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on November 15, 2018 (the “Go Shop Period End Time”), SSGT (through the special committee of SSGT’s board of directors and its representatives) may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. For up to five business days after the Go Shop Period End Time, SSGT may continue to participate in such discussions with a Go Shop Bidder (as defined in the Merger Agreement) and may, subject to certain conditions set forth in the Merger Agreement regarding the proposal made by such Go Shop Bidder, terminate the Merger Agreement and enter into an agreement with a Go Shop Bidder with respect to the proposal made by such Go Shop Bidder. The Merger Agreement also provides that, at any time beginning on the sixth business day after the Go Shop Period End Time and prior to receipt of the approval of SSGT’s stockholders, SSGT’s board of directors may, in certain circumstances, make an Adverse Recommendation Change (as such term is defined in the Merger Agreement) and terminate the Merger Agreement, subject to complying with certain conditions set forth in the Merger Agreement.

In connection with the termination of the Merger Agreement and SSGT’s entry into an alternative transaction with respect to a superior proposal, as well as under other specified circumstances, SSGT will be required to pay us a termination fee of $2.9 million in the event of termination on or prior to the fifth business day following the Go Shop Period End Time, or $9.6 million in the event of termination thereafter. In addition, the Merger Agreement provides for customary expense reimbursement under specified circumstances set forth in the Merger Agreement. The Merger Agreement also provides that we will be required to pay SSGT a reverse termination fee of $9.6 million under specified circumstances set forth in the Merger Agreement related to our failure to consummate the Closing.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

We expect the SSGT stockholders meeting to occur in the first quarter of 2019 and, if the REIT Merger is approved by the SSGT stockholders, we expect the Mergers to close shortly thereafter.  However, there is no guarantee that the Mergers will be consummated.

Note 12. Subsequent Events

Distribution Reinvestment Plan Offering

As of November 12, 2018, we have issued approximately 2.5 million Class A shares of our common stock and approximately 0.4 million Class T Shares of our common stock for gross proceeds of approximately $25.5 million and approximately $3.9 million, pursuant to our DRP Offering.

Canadian Debt Refinancing

On October 11, 2018, we, through 10 special purpose entities owned by our Operating Partnership, entered into a loan agreement (the “Canadian Citibank Loan Agreement”) with Citibank, N.A. (“Citibank”), as lender. Under the terms of the Canadian Citibank Loan Agreement, we have a maximum borrowing capacity of $112 million CAD, of which we immediately borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering our properties located in the greater Toronto, Canada metropolitan area, all of which now serve as collateral under the Canadian Citibank Loan Agreement. We also have the right to receive future advances in the aggregate amount of up to $12.7 million CAD, subject to certain conditions as set forth in the loan agreement.

The Canadian Citibank Loan Agreement is a term loan that has a maturity date of October 9, 2020, which may, in certain circumstances, be extended at our option for three consecutive terms of one year each. Monthly payments are interest-only, with the full principal amount becoming due and payable on the maturity date. In general, the amounts outstanding bear interest at a rate equal to the sum of the “CDOR” (as defined in the Loan Agreement) and 2.25%. As of October 11, 2018, the interest rate was approximately 4.1%. In addition, pursuant to the requirements of the Canadian Citibank Loan Agreement, the Borrower purchased an interest rate cap with a notional amount of $99.3 million, with an effective date of October 11, 2018, whereby the CDOR is capped at 3.00% through October 15, 2021.

Extension of Amended KeyBank Credit Facility

On October 29, 2018, we amended our Amended KeyBank Credit Facility to extend the maturity date from December 22, 2018 to February 20, 2019 in order to facilitate financing for the potential merger with SSGT. Pursuant to this amendment, we also reduced the maximum borrowing capacity from $145 million to $110 million. We are in the process of negotiating new loans in order to finance the Mergers, which would include the financing of the SSGT properties, the refinancing of certain of our existing properties and the payoff of certain of our existing loans including the Amended KeyBank Credit Facility.

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

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”); and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.  As of September 30, 2018, we had sold approximately 2.4 million Class A Shares and approximately 0.4 million Class T Shares for approximately $24.3 million and $3.7 million, respectively, in our DRP Offering.

As of September 30, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	2.7%	91%	1.4%
California	19	11,470	1,233,400	20.5%	89%	24.8%
Colorado	4	2,140	227,200	3.8%	84%	3.4%
Florida	13	10,440	1,237,900	20.5%	89%	24.0%
Illinois	2	1,030	107,500	1.8%	84%	1.3%
Indiana	2	1,000	112,100	1.9%	89%	1.1%
Maryland	2	1,610	172,900	2.9%	83%	3.1%
Michigan	4	2,180	261,000	4.3%	89%	3.7%
New Jersey	1	460	51,000	0.8%	86%	0.8%
Nevada	3	2,220	290,400	4.8%	91%	4.3%
North Carolina	14	5,720	822,100	13.6%	89%	10.5%
Ohio	5	2,210	272,300	4.5%	89%	2.7%
South Carolina	2	1,420	194,600	3.2%	93%	2.7%
Washington	1	490	48,100	0.8%	89%	0.9%
Greater Toronto Area	10	7,860	840,100	13.9%	90%	15.3%
Total	83	51,330	6,029,600	100%	89%	100.0%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).

(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 540,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of September 30, 2018.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended September 30, 2018.

Merger Agreement with Strategic Storage Growth Trust, Inc.

On October 1, 2018, we, Strategic Storage Operating Partnership II, L.P. (our “Operating Partnership”), and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT sponsored by our Sponsor, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms of the Merger Agreement, SSGT will merge with and into Merger Sub, with Merger Sub being the surviving entity (the “REIT Merger”), and immediately after the REIT Merger, SSGT OP will merge with and into our Operating Partnership, with our Operating Partnership continuing as the surviving entity and our subsidiary (the “Partnership Merger” and, together with the REIT Merger, the “Mergers”).

Subject to SSGT’s rights in connection with the go-shop provision described in further detail below, and pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the REIT Merger (the “REIT Merger Effective Time”), each share of SSGT common stock, outstanding immediately prior to the REIT Merger Effective Time (other than shares owned by SSGT and its subsidiaries or us and our subsidiaries) will be automatically converted into the right to receive an amount in cash equal to $12.00, without interest and less any applicable withholding taxes (the “Merger Consideration”), which represents a total purchase price of approximately $340 million (which includes outstanding debt to be assumed or repaid as of September 30, 2018 but excludes transaction costs). Immediately prior to the REIT Merger Effective Time, all shares of SSGT common stock that are subject to vesting and other restrictions will become fully vested and non-forfeitable and, at the REIT Merger Effective Time, will be converted into the right to receive the Merger Consideration. At the effective time of the Partnership Merger, each outstanding unit of partnership interest in SSGT OP will be converted automatically into 1.127 units of partnership interest in our Operating Partnership. We are in the process of negotiating new loans in order to finance the Mergers, which would include the financing of the SSGT properties, the refinancing of certain of our existing properties and the payoff of certain of our existing loans.

Assuming all of the conditions to the Mergers are satisfied and the Mergers are consummated in accordance with the terms in the Merger Agreement, we will acquire all of the real estate owned by SSGT, consisting of 28 self storage facilities located in 10 states and in the Greater Toronto, Canada area, and comprising approximately 19,300 self storage units and approximately 2.1 million net rentable square feet of storage space.  Additionally, we will obtain the rights to acquire two self storage facilities currently under contract with SSGT.

The Merger Agreement contains customary representations, warranties and covenants. The closing of the REIT Merger is subject to the approval of the REIT Merger by the affirmative vote of the holders of a majority of all outstanding shares of SSGT’s common stock as of the record date for the special meeting of SSGT’s stockholders. The closing of the Mergers is also subject to various customary conditions. The closing of the REIT Merger is neither subject to a financing condition nor to the approval of our stockholders.

The Merger Agreement prohibits SSGT and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on November 15, 2018 (the “Go Shop Period End Time”), SSGT (through the special committee of SSGT’s board of directors and its representatives) may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. For up to five business days after the Go Shop Period End Time, SSGT may continue to participate in such discussions with a Go Shop Bidder (as defined in the Merger Agreement) and may, subject to certain conditions set forth in the Merger Agreement regarding the proposal made by such Go Shop Bidder, terminate the Merger Agreement and enter into an agreement with a Go Shop Bidder with respect to the proposal made by such Go Shop Bidder. The Merger Agreement also provides that, at any time beginning on the sixth business day after the Go Shop Period End Time and prior to receipt of the approval of SSGT’s stockholders, SSGT’s board of directors may, in certain circumstances, make an Adverse Recommendation Change (as such term is defined in the Merger Agreement) and terminate the Merger Agreement, subject to complying with certain conditions set forth in the Merger Agreement.

In connection with the termination of the Merger Agreement and SSGT’s entry into an alternative transaction with respect to a superior proposal, as well as under other specified circumstances, SSGT will be required to pay us a termination fee of $2.9 million in the event of termination on or prior to the fifth business day following the Go Shop Period End Time, or $9.6 million in the event of termination thereafter. In addition, the Merger Agreement provides for customary expense reimbursement under specified circumstances set forth in the Merger Agreement. The Merger Agreement also provides that we will be required to pay SSGT a reverse termination fee of $9.6 million under specified circumstances set forth in the Merger Agreement related to our failure to consummate the Closing.

We expect the SSGT stockholders meeting to occur in the first quarter of 2019 and, if approved by the SSGT stockholders, we expect the Mergers to close shortly thereafter.  However, there is no guarantee that the Mergers will be consummated.

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

Our allocations of purchase prices are based on certain significant estimates and assumptions, variations in such estimates and assumptions could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements.

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

As of September 30, 2018 and 2017, we owned 83 self storage facilities. Our operating results for the three months ended September 30, 2018 and 2017 include full quarter results for all 83 self storage facilities.  Our operating results for the nine months ended September 30, 2017 include full period results for 77 self storage facilities and partial period results for 6 facilities acquired during the nine months ended September 30, 2017. Our operating results for the nine months ended September 30, 2018 include full period results for all 83 self storage facilities.

Operating results in future periods will depend on the results of operations of our existing properties and of the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Total Revenues

Total revenues for the three months ended September 30, 2018 and 2017 were approximately $20.3 million and $19.9 million, respectively. The increase in total revenues of approximately $0.4 million or 1.9% is attributable to same-store revenue growth of approximately $0.2 million or 1.0%, and approximately $0.2 million increase related to three lease up facilities.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2018 and 2017 were approximately $6.4 million (approximately 32% of total revenues) and $6.5 million (approximately 32% of total revenues), respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The slight decrease in property operating expenses is primarily attributable to a decrease in payroll, partially offset by an increase in advertising expense.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2018 and 2017 were approximately $2.6 million and $3.3 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $0.7 million is primarily attributable to the costs incurred in conjunction with the change in property management during the third quarter of 2017. See Note 7 – Related Party Transactions – Property Management Agreement.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 and 2017 were approximately $1.0 million and $0.8 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.2 million is primarily attributable to increases in legal fees, and an increase in our Advisor’s payroll related costs as a result of the change in property management.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2018 and 2017 were approximately $5.3 million and $8.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense is primarily attributable to certain of our intangible assets associated with in-place leases being fully amortized during 2017 and 2018.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2018 and 2017 were approximately $16,000 and $0, respectively. For the three months ended September 30, 2018, these costs primarily relate to costs for the potential SSGT merger prior to such merger becoming probable in accordance with our capitalization policy.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2018 and 2017 were approximately $0.6 million and $0, respectively. For the three months ended September 30, 2018, these costs primarily relate to costs for the potential SSGT merger prior to such merger becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended September 30, 2018 and 2017 were approximately $4.5 million and $4.2 million, respectively. The increase of approximately $0.3 million is primarily attributable to an increase in our outstanding debt and an increase in interest rates as it relates to our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2018 and 2017 were approximately $0.3 million and $0.3 million, respectively. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results – Three Months Ended September 30, 2018 and 2017

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2017 excluding Oakville I, Centennial, and Granite which were lease-up facilities for the three months ended September 30, 2017) for the three months ended September 30, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue (1)	$19,632,702	$19,432,118	1.0%	$680,367	$507,394	N/M	$20,313,069	$19,939,512	1.9%
Property operating expenses (2)	7,284,944	7,260,557	0.3%	345,978	370,649	N/M	7,630,922	7,631,206	0%
Property operating income	$12,347,758	$12,171,561	1.4%	$334,389	$136,745	N/M	$12,682,147	$12,308,306	3.0%
Number of facilities	80	80		3	3		83	83
Rentable square feet (3)	5,800,000	5,800,000		229,600	229,600		6,029,600	6,029,600
Average physical occupancy (4)	89.3%	93.7%		N/M	N/M		89.2%	92.8%
Annualized revenue per occupied square foot (5)	$16.01	$15.08		N/M	N/M		$15.92	$15.00

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses, and costs incurred in connection with the property management change during 2017, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 square feet as of September 30, 2018 and 2017. On a same-store basis, for the same periods, parking represented approximately 530,000 square feet.

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

Our increase in same-store revenue of approximately $0.2 million was primarily the result of increased annualized revenue per occupied square foot of approximately 6.2%, net of decreased average physical occupancy of approximately 4.4% for the three months ended September 30, 2018 over the three months ended September 30, 2017. Contributing to the increase was approximately $0.4 million of tenant insurance related revenue.

The following table presents a reconciliation of net loss, as presented on our consolidated statements of operations, to property operating income for the periods indicated:

	For the Three Months Ended September 30,
	2018	2017
Net loss	$(457,278)	$(3,875,164)
Adjusted to exclude:
Costs incurred in connection with the property management changes(1)	—	775,709
Asset management fees (2)	1,357,435	1,356,792
General and administrative	999,439	762,642
Depreciation	5,097,944	5,145,952
Intangible amortization expense	179,613	3,525,476
Acquisition expenses—affiliates	16,422	—
Other property acquisition expenses	554,661	—
Interest expense	4,587,573	4,310,132
Interest expense—accretion of fair market value of secured debt	(111,383)	(113,718)
Interest expense—debt issuance costs	330,639	329,877
Other	127,082	90,608
Property operating income	$12,682,147	$12,308,306

(1)

Costs incurred in connection with the property management change are included in property operating expenses-affiliates in the consolidated statements of operations for the three months ended September 30, 2017.

(2)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Total Revenues

Total revenues for the nine months ended September 30, 2018 and 2017 were approximately $60.2 million and $56.7 million, respectively. The increase in total revenues of approximately $3.5 million or 6.2%, is primarily attributable to same-store revenue growth of approximately $2.1 million or 4.1% (approximately $1.0 million of which relates to tenant insurance) and the six properties acquired in the first quarter of 2017 which provided an additional approximately $1.4 million of revenue during the nine months ended September 30, 2018 when compared to the same period in 2017.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2018 and 2017 were approximately $18.6 million (approximately 31% of total revenues) and $18.4 million (approximately 32% of total revenues), respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $0.2 million is primarily attributable to advertising, partially offset by a decrease in payroll.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2018 and 2017 were approximately $7.7 million and $8.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $0.4 million is primarily attributable to costs incurred in conjunction with the change in property management during the third quarter of 2017 of $0.8 million (See Note 7 - Related Party Transactions - Property Management Agreement), partially offset by an increase in property management fees resulting primarily from an increase in total revenues.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were approximately $3.6 million and $2.6 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $1.0 million is primarily attributable to increases in our Advisor’s payroll related costs, board of director related costs, marketing, and legal expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2018 and 2017 were approximately $17.6 million and $25.9 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense is primarily attributable to certain of our intangible assets associated with in-place leases being fully amortized during 2017 and 2018.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2018 and 2017 were approximately $43,000 and $0.2 million, respectively. For the nine months ended September 30, 2018, these costs primarily relate to costs for the potential SSGT merger prior to such merger becoming probable in accordance with our capitalization policy. For the nine months ended September 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2018 and 2017 were approximately $0.8 million and $0.3 million, respectively. For the nine months ended September 30, 2018, these costs primarily relate to costs for the potential SSGT merger prior to such merger becoming probable in accordance with our capitalization policy. For the nine months ended September 30, 2017, these costs primarily relate to the costs associated with the self storage properties acquired during the period.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the nine months ended September 30, 2018 and 2017 were approximately $13.1 million and $11.7 million, respectively. The increase of approximately $1.3 million is primarily attributable to the additional debt obtained in conjunction with the six self storage properties acquired during the first quarter of 2017, as well as an increase in interest rates as it relates to our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2018 and 2017 were approximately $1.0 million and $1.8 million, respectively. The decrease in interest expense – debt issuance costs is primarily attributable to approximately $0.8 million of costs incurred related to debt issuance costs that were expensed in accordance with GAAP during 2017.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results – Nine Months Ended September 30, 2018 and 2017

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2017, excluding Oakville I, which was a lease-up facility during 2017) for the nine months ended September 30, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue (1)	$53,746,000	$51,613,157	4.1%	$6,479,042	$5,110,677	N/M	$60,225,042	$56,723,834	6.2%
Property operating expenses (2)	19,452,283	19,182,384	1.4%	2,786,835	2,566,970	N/M	22,239,118	21,749,354	2.3%
Property operating income	$34,293,717	$32,430,773	5.7%	$3,692,207	$2,543,707	N/M	$37,985,924	$34,974,480	8.6%
Number of facilities	76	76		7	7		83	83
Rentable square feet(3)	5,433,400	5,433,400		596,200	596,200		6,029,600	6,029,600
Average physical occupancy (4)	88.8%	93.3%		N/M	N/M		88.7%	91.9%
Annualized revenue per occupied square foot(5)	$15.72	$14.31		N/M	N/M		$15.81	$14.48

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses, and costs incurred in connection with the property management changes during 2017, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 as of September 30, 2018 and 2017. On a same-store basis, for the same periods, parking represented approximately 530,000 square feet.

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

Our increase in same-store revenue of approximately $2.1 million was primarily the result of increased revenue per occupied square foot of approximately 9.9% net of decreased average physical occupancy of approximately 4.5% for the nine months ended September 30, 2018 over the nine months ended September 30, 2017. Contributing to the increase was approximately $1.0 million of tenant insurance related revenue.

Our same-store property operating expenses increased by approximately $0.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in advertising expenses and property management fees resulting from an increase in total revenue partially offset by a decrease in payroll.

The following table presents a reconciliation of net loss, as presented on our consolidated statements of operations, to property operating income for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017
Net loss	$(2,561,655)	$(12,635,135)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	—	775,709
Asset management fees (2)	4,085,857	3,978,872
General and administrative	3,632,649	2,642,433
Depreciation	15,245,530	14,865,271
Intangible amortization expense	2,398,378	11,026,239
Acquisition expenses—affiliates	42,642	212,577
Other property acquisition expenses	808,091	292,022
Interest expense	13,417,041	11,979,432
Interest expense—accretion of fair market value of secured debt	(336,894)	(231,388)
Interest expense—debt issuance costs	975,591	1,849,114
Other	278,694	219,334
Property operating income	$37,985,924	$34,974,480

(1)

Costs incurred in connection with the property management change are included in property operating expenses-affiliates in the consolidated statements of operations for the nine months ended September 30, 2017.

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

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net loss (attributable to common stockholders)	$(451,424)	$(3,840,775)	$(2,539,683)	$(12,534,550)
Add:
Depreciation	5,037,930	5,107,435	15,060,835	14,756,893
Amortization of intangible assets	179,613	3,525,476	2,398,378	11,026,239
Deduct:
Adjustment for noncontrolling interests	(45,335)	(76,667)	(152,447)	(207,947)
FFO (attributable to common stockholders)	4,720,784	4,715,469	14,767,083	13,040,635
Other Adjustments:
Acquisition expenses(1)	571,083	—	850,733	504,599
Accretion of fair market value of secured debt(2)	(111,383)	(113,718)	(336,894)	(231,388)
Foreign currency and interest rate derivative gains, net(3)	—	—	(91,055)	—
Adjustment for noncontrolling interests	(3,988)	1,010	(3,658)	(2,811)
MFFO (attributable to common stockholders)	$5,176,496	$4,602,761	$15,186,209	$13,311,035

As discussed above, our results of operations for the three and nine months ended September 30, 2018 and 2017 have been impacted by an increase in same-store net operating income and our acquisitions, offset by increased interest and general and administrative expenses. The information below should be read in conjunction with the discussion regarding the acquisitions above.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Debt issuance costs of approximately $0.3 million and $0.3 million, respectively, were recognized for the three months ended September 30, 2018 and 2017. Debt issuance costs of approximately $1.0 million and $1.8 million, respectively, were recognized for the nine months ended September 30, 2018 and 2017.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
Net cash flow provided by (used in):
Operating activities	$16,374,297	$15,681,415	$692,882
Investing activities	(2,153,915)	(56,303,322)	54,149,407
Financing activities	(16,975,884)	39,915,580	(56,891,464)

Cash flows provided by operating activities for the nine months ended September 30, 2018 and 2017 were approximately $16.4 million and $15.7 million, respectively, an increase of approximately $0.7 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income from $13.3 million to $15.1 million, when excluding depreciation and amortization, offset by a decrease in working capital of approximately $1.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were approximately $2.2 million and $56.3 million, respectively, a decrease of approximately $54.1 million. The decrease in cash used in investing activities primarily relates to a decrease in acquisitions of real estate of approximately $49.4 million during the nine months ended September 30, 2018, compared to the same period in 2017.

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2018 and 2017 were approximately ($17.0 million) and $39.9 million, respectively, a change of approximately $56.9 million. The change in cash provided by (used in) financing activities is primarily attributable to approximately $18.9 million in proceeds from the issuance of common stock during the nine months ended September 30, 2017, compared to none for the same period in 2018, and approximately $36.2 million less in net proceeds from debt during the nine months ended September 30, 2018 compared to the same period in 2017.

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

Subsequent to September 30, 2018, we repaid $70.7 million of debt ($33.5 million of which was due during 2018), with the proceeds of a new two year term loan with Citibank, which may, in certain circumstances, be extended at our option for three consecutive terms of one year each. We also amended our Amended KeyBank Credit Facility (which represents approximately $89.2 million of debt), to extend the maturity date until February 20, 2019 and reduce the maximum borrowing capacity from $145 million to $110 million. See Notes 5 and 12 of the Notes to the Consolidated Financial Statements for more information. We are also in the process of negotiating new loans in order to finance the Mergers, which would include the financing of the SSGT properties, the refinancing of certain of our existing properties and the payoff of certain of our existing loans including the Amended KeyBank Credit Facility.

Distribution Policy and Distributions

On September 20, 2018, our board of directors declared a distribution rate for the fourth quarter of 2018 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2018 and continuing on each day thereafter through and including December 31, 2018. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share.  Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Distributions paid in cash — common stockholders	$13,115,607		$12,425,167
Distributions paid in cash — Operating Partnership unitholders	226,646		177,398
Distributions reinvested	12,042,676		11,988,010
Total distributions	$25,384,929		$24,590,575
Source of distributions
Cash flows provided by operations	$16,374,297	65%	$15,681,415	64%
Offering proceeds from Primary Offering	—	—	—	—
Offering proceeds from distribution reinvestment plan	9,010,632	35%	8,909,160	36%
Total sources	$25,384,929	100%	$24,590,575	100%

From our inception through September 30, 2018, we paid cumulative distributions of approximately $88.3 million, as compared to cumulative FFO of approximately $20.4 million. For the nine months ended September 30, 2018, we paid distributions of approximately $25.4 million, as compared to an FFO of approximately $14.8 million which reflects acquisition related expenses of approximately $0.9 million. For the nine months ended September 30, 2017, we paid distributions of approximately $24.6 million, as compared to FFO of approximately $13.0 million which reflects acquisition related expenses of approximately $0.5 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2018, our total indebtedness was approximately $395.9 million, which included approximately $261.0 million in fixed rate debt, $135.7 million in variable rate debt and approximately $1.3 million in debt premium less approximately $2.1 million in debt issuance costs. Some of our loans have maturity dates within the next year. Subsequent to September 30, 2018, we (i) refinanced approximately $70.7 million in debt encumbering our Canadian properties, and (ii) extended the maturity date for approximately $89.2 million in other debt from December 22, 2018 to February 20, 2019. See Notes 5 and 12 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018:

	Payments due during the years ending December 31:
	Total	2018	2019-2020	2021-2022	Thereafter
Debt interest(1)	$75,832,918	$4,861,459	$22,823,268	$20,133,890	$28,014,301
Debt principal(2)(3)	396,676,953	122,872,859	38,762,167	17,319,513	217,722,414
Total contractual obligations	$472,509,871	$127,734,318	$61,585,435	$37,453,403	$245,736,715

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2018. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2018 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2018.

(2)	Amount represents principal payments only, excluding debt premium and debt issuance costs.
(3)

On October 11, 2018, we repaid approximately $70.7 million of Canadian debt with the proceeds from a new loan with Citibank. On October 29, 2018, we amended our Amended KeyBank Credit Facility to extend the maturity date until February 20, 2019. Subsequent to these debt transactions, future principal payment requirements for the years ending December 31, 2018, 2019-2020, 2021-2022, and thereafter are approximately $0.2 million, $173.2 million, $5.6 million, and $217.7 million, respectively.

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

As of September 30, 2018, our total indebtedness was approximately $395.9 million, which included approximately $261.0 million in fixed rate debt, $135.7 million in variable rate debt and approximately $1.3 million in debt premium less approximately $2.1 million in debt issuance costs. As of December 31, 2017, our total indebtedness was approximately $396.8 million, which included approximately $263.4 million in fixed rate debt, $134.1 million in variable rate debt and approximately $1.6 million in debt premium less approximately $2.4 million in debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest if that debt were to be outstanding a full year would decrease future earnings and cash flows by approximately $0.5 million annually. (Our variable rate LIBOR based debt has an interest rate cap with a notional amount of $90 million that caps LIBOR at 1.25% through December 22, 2018.)

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2018:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt(2)	$10,381,074	$25,879,034	$1,362,535	$1,983,016	$3,635,428	$217,722,414	$260,963,501
Average interest rate(1)	4.35%	4.41%	4.46%	4.46%	4.46%	4.46%
Variable rate debt(2)	$112,491,785	$260,299	$11,260,299	$11,701,069	$—	$—	$135,713,452
Average interest rate(1)	5.01%	5.14%	4.81%	4.34%	N/A	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2018. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2018 would remain outstanding through the maturity date of December 22, 2018. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2018.

(2)

On October 11, 2018, we repaid approximately $70.7 million of Canadian debt with the proceeds from a new loan with Citibank. On October 29, 2018, we amended our Amended KeyBank Credit Facility to extend the maturity date until February 20, 2019. Subsequent to these debt transactions, future principal payment requirements for the years ending December 31, 2018, 2019, 2020, 2021, 2022, and thereafter are approximately $0.2 million, $90.1 million, $83.1 million, $2.0 million, $3.6 million, and $217.7 million, respectively.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the risk factor set forth below, which updates the risk factors disclosed in our 2017 Form 10-K and our subsequent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, there have been no material changes to such risk factors.

Completion of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement, in certain circumstances, that we pay expenses to SSGT.

The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Mergers. The mutual conditions of the parties include, among others: (i) the approval of the REIT Merger by the holders of a majority of the outstanding shares of SSGT common stock; (ii) the absence of any law or order that would prohibit, restrain, enjoin, or make illegal the Mergers or any of the transactions contemplated by the Merger Agreement; and (iii) the receipt of all consents, authorizations, orders or approvals of each governmental authority necessary for the consummation of the Mergers and the other transactions contemplated by the Merger Agreement. In addition, each party’s obligation to consummate the Mergers is subject to certain other conditions, including, among others: (y) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); and (z) the other party’s compliance with its covenants and agreements contained in the Merger Agreement.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain management and other key employees of our affiliates from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the REIT Merger is not completed by April 1, 2019, and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay SSGT a termination fee of $9.6 million. The Merger Agreement also provides that we may be required to reimburse SSGT’s transaction expenses, not to exceed $2.0 million, if the Merger Agreement is terminated under certain circumstances.

The borrowings we incur in connection with the Mergers may limit our financial and operating flexibility and we may incur additional borrowings, which could increase the risks associated with our borrowings.

In connection with the Mergers, we expect to refinance certain of our existing debt and incur new significant borrowings to, among other things, close on the Mergers.  Our borrowings could have material adverse consequences for our business and may:

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures, and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;
•	subject us to maintaining various debt, operating income, net worth, cash flow, and other financial covenant ratios;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict our operating policies and ability to make strategic acquisitions, dispositions, or exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less borrowings;
•	limit our ability to borrow more funds (even when necessary to maintain adequate liquidity), dispose of assets, or make distributions to stockholders; or
•	increase our costs of capital.

Under the agreements governing our outstanding borrowings, we may incur additional borrowings. If new borrowings are added to our existing borrowing levels, the related risks that we now face would increase. In addition, at the time that any of our outstanding borrowings or new borrowings mature, we may not be able to refinance such borrowings or have the funds to pay them off.

Furthermore, some of our anticipated debt will bear interest at variable rates. If market interest rates increase, the interest rate on our variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

The Mergers and the other transactions contemplated by the Merger Agreement are subject to approval by common stockholders of SSGT.

In order for the Mergers to be completed, SSGT’s stockholders must approve the REIT Merger and the other transactions contemplated by the Merger Agreement, which requires the affirmative vote of holders of a majority of the outstanding shares of SSGT’s common stock at the special meeting of SSGT’s stockholders. If this required vote is not obtained by April 1, 2019, the Mergers may not be consummated.

There may be unexpected delays in the consummation of the Mergers.

The Mergers are expected to close during the first quarter of 2019, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or SSGT may terminate the Merger Agreement if the REIT Merger has not occurred by April 1, 2019. Certain events may delay the consummation of the Mergers. Some of the events that could delay the consummation of the Mergers include difficulties in obtaining the approval of the SSGT stockholders, or satisfying the other closing conditions to which the Mergers are subject.

We may incur adverse tax consequences if SSGT has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

If SSGT has failed or fails to qualify as a REIT for U.S. federal income tax purposes and the Mergers are completed, we may inherit significant tax liabilities and could lose our REIT status should disqualifying activities continue after the Mergers.

Following the Mergers, the Combined Company (defined below) may be unable to integrate our business and SSGT’s business successfully and realize the anticipated economies of scale and other benefits of the Mergers or do so within the anticipated timeframe.

The Mergers involve the combination of two public companies that currently operate independently of one another. The company following the Mergers (the “Combined Company”) is expected to benefit from the elimination of duplicative costs associated with supporting a public reporting company. However, the Combined Company will be required to devote significant management attention and resources to integrating the business practices and operations of us and SSGT. Potential difficulties the Combined Company may encounter in the integration process include the following:

•

the inability to successfully combine our business and SSGT’s business in a manner that permits the Combined Company to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; or
•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the Combined Company’s management, the disruption of the Combined Company’s ongoing business or inconsistencies in the Combined Company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Combined Company to maintain relationships with customers and employees of the sponsor or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the Combined Company. In addition, certain of the foregoing difficulties may have a material adverse effect on the Combined Company’s business, e.g., if the Combined Company does not identify certain unknown liabilities or expenses, or underestimates the amount of such liabilities or expenses.

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
(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of September 30, 2018, approximately $29.6 million of common stock was available for redemption and $4.6 million was included in accrued expenses and other liabilities in the consolidated balance sheets as of September 30, 2018.  During the three months ended September 30, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2018	129,214	$9.41	129,214	2,549,814(1)
August 31, 2018	-	$-	-	2,549,814(1)
September 30, 2018	-	$-	-	2,549,814(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on October 2, 2018, Commission File No. 000-55617

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

10.1*	Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P.

10.2	Loan Agreement, dated October 11, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 17, 2018, Commission File No. 000-55617

10.3	Limited Recourse Guaranty, dated October 11, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on October 17, 2018, Commission File No. 000-55617

10.4

Third Amendment to Amended and Restated Credit Agreement, dated October 29, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 2, 2018, Commission File No. 000-55617

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

101*

The following Strategic Storage Trust II, Inc. financial information for the three and nine months ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: November 13, 2018	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)