Form 10-K
period 2018-12-31
Strategic Storage Trust II, Inc.
filed 2019-03-22
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.65 offering price of the Class A shares and the Class T shares in effect on June 30, 2018, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $610,512,879.

As of March 22, 2019, there were 50,638,531 outstanding shares of Class A common stock and 7,562,127 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

None.

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

SmartStop Asset Management, LLC, a Delaware limited liability company (our “Sponsor”) organized in 2013, was the sponsor of our Offering of shares of common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (the “T2 Property Manager”). In addition, as a result of the SSGT Merger (defined below), certain of our properties are managed by SS Growth Property Management, LLC, which is also 100% owned by our Sponsor (the “GT Property Manager” and together with the T2 Property Manager, our “Property Manager”). See the section titled “Certain Relationships and Related Transaction and Director Independence—Certain Relationships and Related Transaction—Property Management Agreements,” below, for more information.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2018, we had sold approximately 2.7 million Class A Shares and approximately 0.4 million Class T Shares for approximately $27.8 million and $4.2 million, respectively, in our DRP Offering.  As of December 31, 2018, we owned 83 self storage properties located in 14 states and Ontario, Canada (the Greater Toronto Area).

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

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 7 to the consolidated financial statements) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we have acquired and the self storage properties we will acquire in the future. On October 1, 2018, in conjunction with the amalgamation of our Canadian entities, Strategic 1031 exchanged 483,124 Class A Units of our Operating Partnership and received 483,124 shares of our Class A common stock.  As of December 31, 2018, we owned approximately 99.96% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.04% of the common units are owned by our Advisor, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

On October 1, 2018, we entered into a merger agreement with Strategic Storage Growth Trust, Inc., or SSGT, which we refer to as the SSGT Merger. The SSGT Merger was approved by SSGT's stockholders on January 18, 2019, and it was completed on January 24, 2019. See Note 11 to the consolidated financial statements, Subsequent Events—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Merger.

The T2 Property Manager was formed on January 8, 2013, and the GT Property Manager was formed on March 12, 2013. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property.

On October 1, 2017, our Property Manager terminated the sub-property management agreements with Extra Space and our Property Manager began managing all of our United States properties directly. In connection therewith, an affiliate of our Property Manager reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we also began using the “SmartStop® Self Storage” brand at our United States properties effective October 1, 2017. For more information, please see Note 7 of the Notes to the Consolidated Financial Statements contained in this report.

All properties owned or acquired in Canada are managed by a subsidiary of our Sponsor and are branded using the SmartStop® Self Storage brand.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Please see Note 7 to the consolidated financial statements – Related Party Transactions – Transfer Agent Agreement.

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2019 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 77% residential, 19% commercial, 2% military and 2% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from furniture, household items and appliances to cars, boats and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage units are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the late spring and early summer months due to the higher number of people who relocate during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the 2019 Self Storage Almanac:

•	at the end of 2018 there were 45,547 self storage facilities in the U.S.;
•	at the end of 2017 there were 44,149 self storage facilities in the U.S.;
•	at the end of 2016 there were 41,879 self storage facilities in the U.S.; and
•	at the end of 2015 there were 41,443 self storage facilities in the U.S.

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

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. As we have grown our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, our size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager nationwide, reduces our total insurance costs per property. As we acquire facilities, increased diversification further mitigates against risk and reduces the cost of insurance per property. To the extent we acquired facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

Investment Objectives

Overview

We have invested a substantial amount of the net proceeds of the Offering and will continue to invest cash from operations in self storage facilities and related self storage real estate investments. We may also use such amounts to pay down debt or make distributions. We may use an unlimited amount from any source to pay our distributions. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

Joint Venture Investments

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, from time to time we enter into joint venture arrangements with SmartCentres. For more information, please see Note 3—Real Estate Facilities—Joint Venture with SmartCentres.  In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

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

Disposition Policies

As of December 31, 2018, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us, private programs and/or Strategic Storage Trust IV, Inc., a public non-traded REIT sponsored by our sponsor (“SST IV”) based on the following factors:

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

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, SST IV, or another private program sponsored by our Sponsor, then:

•	we will have priority for portfolios of properties with an aggregate purchase price of $150 million or more;
•

SST IV will have priority for (i) all individual stabilized properties and portfolios of properties, at least a majority of which (based on allocated purchase price) are stabilized, with aggregate purchase prices less than $150 million, and (ii) all joint venture development properties with SmartCentres Real Estate Investment Trust; and

•

Strategic Storage Growth Trust II, Inc., a private REIT sponsored by our sponsor (“SSGT II”), will have priority for all individual growth properties and portfolios of properties, at least a majority of which (based on allocated purchase price) are growth-oriented, with aggregate purchase prices less than $150 million.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for two or more of us, private programs, or SST IV, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

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

Investments in Mortgage Loans

As of December 31, 2018, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

We incurred a net loss of approximately $3.7 million for the fiscal year ended December 31, 2018. Our accumulated deficit was approximately $62.3 million as of December 31, 2018.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of proceeds from our DRP. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014, 2015, and 2016, we funded 100% of our distributions using proceeds from our Offering. For the year ended December 31, 2017, we funded 59% of our distributions using cash flow from operations and 41% using proceeds from our DRP Offering. For the year ended December 31, 2018, we funded 54% of our distributions using cash flow from operations and 46% using proceeds from our DRP Offering. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Michael S. McClure, Matt F. Lopez, Wayne Johnson, and James Berg, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

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

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For the month of December, 2018, approximately 25.3%, 24.5%, 14.6%, and 10.3% of our annualized rental income was concentrated in California, Florida, Ontario, Canada, and North Carolina, respectively.

If our Property Manager suffers financial or other difficulties, our operating results and financial condition may be adversely impacted.

All of our properties are managed by our Property Manager. Accordingly, financial or other difficulties experienced by our Property Manager would have a greater impact on our operating results and financial condition that would be the case if the properties did not have common management. For example, a financial failure or bankruptcy filing involving our Property Manager, given that it manages all of our properties, could have a greater impact on our operating results and financial condition than a financial failure or bankruptcy filing involving a property manager that does not manage multiple properties of ours.

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

Following the consummation of the SSGT Merger, our future results may suffer if we do not effectively manage our expanded operations.

Following the consummation of the SSGT Merger, we may continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs and service quality, and maintaining other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SST IV, and other private programs sponsored by our Sponsor may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and two of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and two of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor, SST IV, and other private programs sponsored by our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SST IV, SSGT II, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, SST IV, a public non-traded REIT sponsored by our Sponsor that invests in self storage properties with assets of approximately $162 million as of December 31, 2018, SSGT II, which did not have any assets as of December 31, 2018, and other private programs sponsored by our Sponsor. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Our Advisor will face conflicts of interest relating to the incentive distribution structure under our Operating Partnership Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

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

Our primary use of capital has been, and will continue to be, primarily used to purchase real estate investments and to pay various fees and expenses. The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any additional sources of capital for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including SST IV, other private programs sponsored by our sponsor, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

Historically, our Property Manager has entered into sub-property management agreements with an affiliate of Extra Space to manage our self storage facilities located in the United States. As of October 1, 2017, our arrangement with Extra Space was terminated and our Property Manager began managing all of our properties directly. Please see Note 7 — Related Party Transactions – Property Management Agreement. There can be no assurances that our Property Manager will manage our properties as effectively as Extra Space. Accordingly, our operating results may suffer, which could have a material adverse effect on our financial condition, as well as our ability to pay distributions to stockholders.

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

We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and we disclose to investors, funds from operations (“FFO”) and modified funds from operations (“MFFO”), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. MFFO is defined as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to straight line rents and amortization of above or below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate related investments; mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments relating to contingent purchase price obligations included in net income, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.

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

If we or the other parties to our loans breach covenants thereunder, such loan or loans could be deemed in default, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

Certain of our loans are secured by first mortgages on some of our properties and other loans are secured by pledges of equity interests in the entities that own certain of our properties. Such loans also impose a number of financial or other covenant requirements on us. If we, or the other parties to these loans, should breach certain of those financial or other covenant requirements, or otherwise default on such loans, then the respective lenders, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, such lenders could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us. In addition, certain of these loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other loans. See Note 5, Debt, and Note 11—Subsequent Events—Merger with Strategic Storage Growth Trust, Inc., for more information on such loans.

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

In connection with the SSGT Merger on January 24, 2019, we entered into a series of new loans. See Note 11—Subsequent Events—Merger with Strategic Storage Growth Trust, Inc., for more information on such loans. Accordingly, we may be subject to an increased risk that our cash flow could be insufficient to meet required payments on our debt. Our increased indebtedness as a result of the SSGT Merger, compared to our level of indebtedness prior to the SSGT Merger, could have important consequences to our stockholders, including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•

requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in its business and its industry; and
•	putting us at a disadvantage compared to our competitors with comparatively less indebtedness.

In addition, we may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

Our obligation to make balloon payments could increase the risk of default.

Our debt may have balloon payments of up to 100% of the principal amount of such loans due on the respective maturity dates. Thus, such debt will have a substantial payment due at the scheduled maturity date, unless previously prepaid or refinanced.  Loans with a substantial remaining principal balance on their stated maturity involve greater degrees of risk of non-payment at stated maturity than fully amortizing loans. As a result, our ability to repay the such loans on their respective maturity dates will largely depend upon our ability either to prepay such loans, refinance such loans or to sell, to the extent permitted, all or a portion of the properties encumbered by such loans, if any. Our ability to accomplish any of these goals will be affected by a number of factors at the time of attempted prepayment, refinancing or sale, including, but not limited to: (i) the availability of, and competition for, credit for commercial real estate; (ii) prevailing interest rates; (iii) the net operating income generated by our properties; (iv) the fair market value of our properties; (v) our equity in our properties; (vi) our financial condition; (vii) the operating history and occupancy level of our properties; (viii) the tax laws; and (ix) the prevailing general and regional economic conditions.

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

As of December 31, 2018, we owned 83 self storage properties located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, and Washington) and Ontario, Canada (the Greater Toronto Area) comprising of approximately 51,330 units and approximately 6.0 million rentable square feet.

As of December 31, 2018, we owned the following 83 self storage properties and two parcels of land:

Property	Acquisition Date	Allocated Purchase Price	Year Built	Approx. Units(1)	Approx. Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)
Morrisville - NC	11/3/2014	$2,442,000	2004	320	36,900	0.6%	83%
Cary - NC	11/3/2014	4,398,500	1998/2005/2006	310	62,100	1.0%	85%
Raleigh - NC	11/3/2014	3,763,500	1999	440	60,600	1.0%	83%
Myrtle Beach I - SC	11/3/2014	6,052,000	1998/2005-2007	760	100,100	1.6%	85%
Myrtle Beach II - SC	11/3/2014	5,444,000	1999/2006	660	94,500	1.6%	84%
La Verne - CA	1/23/2015	4,166,875	1986	520	49,800	0.8%	90%
Chico - CA	1/23/2015	1,826,875	1984	360	38,800	0.6%	97%
Riverside - CA	1/23/2015	2,806,875	1985	570	61,000	1.0%	88%
Fairfield - CA	1/23/2015	3,926,875	1984	440	41,000	0.7%	86%
Littleton - CO	1/23/2015	4,346,875	1985	400	45,800	0.8%	80%
Crestwood - IL	1/23/2015	2,486,875	1987	460	49,300	0.8%	88%
Forestville - MD	1/23/2015	6,696,875	1988	530	55,200	0.9%	85%
Upland - CA	1/29/2015	6,276,875	1979	610	56,500	0.9%	90%
Lancaster - CA	1/29/2015	1,806,875	1980	700	64,700	1.1%	93%
Santa Rosa - CA	1/29/2015	10,466,875	1979-1981	1,150	116,400	1.9%	81%
Vallejo - CA	1/29/2015	5,286,875	1981	510	54,400	0.9%	86%
Federal Heights - CO	1/29/2015	4,746,875	1983	450	40,600	0.7%	82%
Santa Ana - CA	2/5/2015	9,276,875	1978	840	84,500	1.4%	90%
La Habra - CA	2/5/2015	4,606,875	1981	420	51,400	0.9%	89%
Monterey Park - CA	2/5/2015	4,426,875	1987	390	31,200	0.5%	96%
Huntington Beach - CA	2/5/2015	10,876,875	1986	610	61,000	1.0%	90%
Lompoc - CA	2/5/2015	4,036,875	1982	430	46,500	0.8%	90%
Aurora - CO	2/5/2015	7,336,875	1984	890	87,400	1.4%	74%
Everett - WA	2/5/2015	5,196,875	1986	490	48,100	0.8%	86%
Whittier - CA	2/19/2015	5,916,875	1989	510	58,600	1.0%	92%
Bloomingdale - IL	2/19/2015	4,996,874	1987	570	58,200	1.0%	84%
Warren I - MI	5/8/2015	3,436,875	1996	500	63,100	1.0%	88%
Warren II - MI	5/8/2015	3,636,875	1987	490	52,100	0.9%	86%
Troy - MI	5/8/2015	4,816,875	1988	730	82,200	1.4%	88%
Sterling Heights - MI	5/21/2015	3,856,875	1977	460	63,600	1.1%	91%
Beverly - NJ	5/28/2015	2,176,875	1988	460	51,000	0.8%	85%
Foley - AL	9/11/2015	7,965,000	1985/1996/2006	1,080	159,000	2.6%	87%
Tampa - FL	11/3/2015	3,162,500	1985	510	50,100	0.8%	91%
Boynton Beach – FL	1/7/2016	17,900,000	2004	940	74,800	1.2%	89%
Lancaster II – CA	1/11/2016	4,650,000	1991	600	86,200	1.4%	89%
Milton(4)	2/11/2016	9,555,220	2006	850	70,100	1.2%	90%
Burlington I(4)	2/11/2016	13,910,898	2011	900	79,700	1.3%	89%
Oakville I(4)	2/11/2016	15,727,674	2016	820	82,400	1.4%	90%
Oakville II(4)	2/29/2016	12,913,885	2004	820	92,700	1.5%	86%
Burlington II(4)	2/29/2016	8,452,983	2008	460	54,800	0.9%	87%
Xenia – OH	4/20/2016	3,147,807	2003	470	57,800	1.0%	83%
Sidney – OH	4/20/2016	2,202,491	2003	410	54,400	0.9%	86%
Troy – OH	4/20/2016	2,923,660	2003	490	59,200	1.0%	89%
Greenville – OH	4/20/2016	2,124,526	2003	390	46,700	0.8%	93%
Washington Court House - OH	4/20/2016	2,309,691	2003	450	54,200	0.9%	80%
Richmond – IN	4/20/2016	3,362,209	2003	640	64,700	1.1%	81%
Connersville – IN	4/20/2016	1,929,616	2003	360	47,400	0.8%	86%
Port St. Lucie I – FL	4/29/2016	9,300,000	1999	530	59,000	1.0%	87%
Sacramento – CA	5/9/2016	8,150,000	2006	530	62,200	1.0%	87%
Oakland – CA	5/18/2016	12,912,774	1979	600	67,200	1.1%	83%
Concord – CA	5/18/2016	36,937,226	1988/1998	1,340	157,400	2.6%	85%
Pompano Beach – FL	6/1/2016	21,286,482	1979	870	115,600	1.9%	87%

Lake Worth – FL	6/1/2016	23,584,455	1998/2003	830	126,800	2.1%	91%
Jupiter – FL	6/1/2016	27,434,567	1992/2012	820	93,600	1.6%	91%
Royal Palm Beach – FL	6/1/2016	25,539,747	2001/2003	850	111,000	1.8%	92%
Port St. Lucie II – FL	6/1/2016	14,059,963	2002	720	108,000	1.8%	84%
Wellington – FL	6/1/2016	22,677,360	2005	730	86,700	1.4%	86%
Doral – FL	6/1/2016	23,594,533	1998	1,030	106,000	1.8%	88%
Plantation - FL	6/1/2016	33,250,050	2002/2012	910	89,800	1.5%	89%
Naples – FL	6/1/2016	25,297,855	2002	800	80,800	1.3%	82%
Delray – FL	6/1/2016	31,073,023	2003	900	135,700	2.3%	91%
Baltimore – MD	6/1/2016	27,101,965	1990/2014	1,080	117,700	2.0%	82%
Sonoma – CA	6/14/2016	7,425,000	1984	340	44,600	0.7%	90%
Las Vegas I – NV	7/28/2016	13,935,000	2002	770	106,800	1.8%	89%
Las Vegas II – NV	9/23/2016	14,200,000	2000	810	101,400	1.7%	87%
Las Vegas III – NV	9/27/2016	9,250,000	1989	640	82,200	1.4%	89%
Asheville I – NC	12/30/2016	15,094,379	1988/2005/2015	590	95,600	1.6%	89%
Asheville II – NC	12/30/2016	5,010,839	1984	330	43,400	0.7%	90%
Hendersonville I – NC	12/30/2016	4,639,666	1982	350	39,400	0.7%	93%
Asheville III – NC	12/30/2016	9,970,126	1991/2002	420	55,400	0.9%	91%
Arden – NC	12/30/2016	12,362,131	1973	570	75,100	1.2%	79%
Asheville IV – NC	12/30/2016	9,238,090	1985/1986/2005	480	58,300	1.0%	92%
Asheville V – NC	12/30/2016	10,485,644	1978/2009/2014	450	98,100	1.6%	88%
Asheville VI – NC	12/30/2016	6,629,567	2004	380	45,500	0.8%	91%
Asheville VII – NC	12/30/2016	3,031,249	1999	210	26,700	0.4%	89%
Asheville VIII – NC	12/30/2016	8,145,191	1968/2002	380	54,000	0.9%	92%
Hendersonville II – NC	12/30/2016	7,794,638	1989/2003	490	71,000	1.2%	91%
Sweeten Creek Land – NC	12/30/2016	348,480	N/A	—	—	0.0%	N/A
Highland Center Land – NC	12/30/2016	50,000	N/A	—	—	0.0%	N/A
Aurora II - CO	1/11/2017	10,100,000	2012	400	53,400	0.9%	85%
Dufferin(4)	2/1/2017	24,084,283	2015	1,070	122,700	2.0%	89%
Mavis(4)	2/1/2017	20,519,378	2013	800	99,900	1.7%	87%
Brewster(4)	2/1/2017	14,575,304	2013	770	90,600	1.5%	89%
Granite(4)	2/1/2017	12,103,738	1998/2016	760	80,700	1.3%	88%
Centennial(4)	2/1/2017	13,143,182	2016/2017	610	66,500	1.1%	80%
Totals		$838,112,794		51,330	6,029,600	100%	87%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 540,000 square feet).
(3)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2018.
(4)	These properties are located in Ontario, Canada (Greater Toronto Area).

The weighted average capitalization rate at acquisition for the 80 stabilized self storage facilities we owned as of December 31, 2018 was approximately 5.3%. We also had three properties (Oakville I, Granite, and Centennial) that were lease up properties at acquisition. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	2.7%	87%	1.5%
California	19	11,470	1,233,400	20.5%	88%	25.3%
Colorado	4	2,140	227,200	3.8%	79%	3.2%
Florida	13	10,440	1,237,900	20.5%	88%	24.5%
Illinois	2	1,030	107,500	1.8%	86%	1.3%
Indiana	2	1,000	112,100	1.9%	83%	1.1%
Maryland	2	1,610	172,900	2.9%	83%	3.1%
Michigan	4	2,180	261,000	4.3%	89%	3.7%
New Jersey	1	460	51,000	0.8%	85%	0.8%
Nevada	3	2,220	290,400	4.8%	89%	4.4%
North Carolina	14	5,720	822,100	13.6%	88%	10.3%
Ohio	5	2,210	272,300	4.5%	86%	2.6%
South Carolina	2	1,420	194,600	3.2%	85%	2.7%
Washington	1	490	48,100	0.8%	86%	0.9%
Ontario, Canada	10	7,860	840,100	13.9%	88%	14.6%
Total	83	51,330	6,029,600	100%	87%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 1,900 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 540,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2018.
(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month of December 2018.

Other Real Estate Investments

On June 28, 2018, we closed on a tract of land in East York ( the “East York Lot”), which is owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres Real Estate Investment Trust (“SmartCentres”) (through its subsidiary) are each a 50% limited partner and each have an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The Limited Partnership intends to develop a self storage facility on the East York Lot. The value of the land contributed to the Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.  Subsequent to December 31, 2018, we sold our interest in the Limited Partnership to Strategic Storage Trust IV, Inc., a REIT sponsored by our Sponsor, for approximately $4.7 million CAD, which represented our total cost incurred related to the Limited Partnership.

Subsequent Acquisitions

Strategic Storage Growth Trust, Inc. Merger

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT sponsored by our Sponsor, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).

As a result of the Mergers, we acquired all of the real estate owned by SSGT, consisting of 28 operating self storage facilities located in 10 states and in the Greater Toronto, Canada area, and one development property in the Greater Toronto Area, together comprising approximately 19,800 self storage units and approximately 2.2 million net rentable square feet of storage space. A summary of SSGT’s real estate portfolio is as follows (as of December 31, 2018):

Property	Approx. Units(1)	Approx. Sq. Ft. (net)(2)	Physical Occupancy %(3)
Ft. Pierce - FL	770	88,400	89%
Russell Blvd , Las Vegas—NV	1,210	171,100	92%
Jones Blvd, Las Vegas—NV	1,040	89,000	91%
Airport Rd, Colorado Springs—CO	680	61,800	77%
Riverside - CA	610	60,100	90%
Stockton - CA	560	49,100	86%
Azusa - CA	660	64,400	89%
Romeoville - IL	680	66,700	86%
Elgin - IL	410	49,600	84%
San Antonio I - TX	490	76,700	86%
Kingwood - TX	470	60,100	84%
Aurora - CO	440	59,500	86%
San Antonio II - TX	440	83,400	90%
Stoney Creek I - TOR - CAN	780	81,600	36%	(3)
Torbarrie - TOR - CAN(4)	900	85,000	N/A
Baseline - AZ	840	94,000	90%
3173 Sweeten Creek Rd, Asheville—NC	650	72,000	45%	(3)
Elk Grove - IL	800	82,000	81%	(3)
Garden Grove - CA	960	95,000	86%	(3)
Deaverview Rd, Asheville—NC	370	58,600	81%
Highland Center Blvd, Asheville—NC	490	66,600	84%
Sarasota - FL	485	48,000	74%	(3)
Mount Pleasant - SC	500	48,000	64%	(3)
Nantucket - MA	840	93,000	88%
Pembroke Pines - FL	870	84,000	51%	(3)
Riverview - FL	695	54,000	63%	(3)
Eastlake - CA	900	86,000	40%	(3)
McKinney - TX	730	94,000	83%
Hualapai Way, Las Vegas—NV	570	73,000	15%	(3)
Totals	19,840	2,194,700	77%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 520 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 154,000 square feet).
(3)

Represents the occupied square feet divided by total rentable square feet as of December 31, 2018. The following properties were determined to be lease-up properties at acquisition due to their physical and economic occupancy: Elk Grove, Garden Grove, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, 3173 Sweeten Creek Rd—Asheville, Stoney Creek, and the Hualapai Way—Las Vegas properties.

(4)	The Torbarrie property in Toronto, Canada is a self storage property that is under construction as of December 31, 2018 with an expected completion date in the second half of 2019.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2018, we were not party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 22, 2019, we had approximately 50.6 million shares of Class A common stock outstanding and approximately 7.6 million shares of Class T common stock outstanding, held by a total of approximately 12,700 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on January 9, 2017. As of now, we only offer Class A and Class T shares pursuant to our DRP Offering, both of which are offered at a price of $10.65 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Net Asset Value Determination

On April 19, 2018, our board of directors, upon recommendation of the Nominating and Corporate Governance Committee (the “Committee”), approved an estimated value per share of $10.65 for our Class A shares and Class T shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2017.

We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013
(the “IPA Guidelines”).  Our board of directors previously approved an estimated value per share of our Class A shares and Class T shares of $10.22 as of December 31, 2016.

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

The Committee, approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Duff & Phelps provided values for each of our properties owned as of December 31, 2017 and a calculation of a range of the estimated value per share of our Class A shares and Class T shares as of December 31, 2017. The scope of work conducted by Duff & Phelps was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. We previously engaged Duff & Phelps to assist the Board in determining the estimated value per share of our common stock as of December 31, 2015 and 2016. Additionally, beginning in 2018 we engaged Duff & Phelps to provide valuations in connection with its allocations of purchase price for Generally Accepted Accounting Principles (“GAAP”) purposes for certain of our acquisitions. Other than the engagements described herein, Duff & Phelps does not have any direct or indirect material interest in any transaction with us or our Advisor. We do not believe that there are any material conflicts of interest between Duff & Phelps, on the one hand, and us or our Advisor, on the other hand. We have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $9.98 to $11.35, with an approximate mid-range value per share of $10.65, as indicated in the valuation report provided by Duff & Phelps (the “Valuation Report”) was reasonable and recommended to our board of directors that it adopt $10.65 as the estimated value per share for our Class A shares and Class T shares. Our board of directors unanimously agreed upon the estimated value per share of $10.65 recommended by the Committee, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated value per share as of December 31, 2017 and our previous estimated value per share as of December 31, 2016:

	December 31,
Assets	2017	2016
Real Estate Properties	$999,660,000	$850,675,567
Additional assets
Cash	7,355,422	14,993,869
Restricted Cash	4,512,990	3,040,936
Other assets	5,050,740	5,120,318
Total Assets	$1,016,579,152	$873,830,690
Liabilities
Debt	$397,507,764	$321,356,434
Mark-to-market on mortgage debt	(5,648,067)	(4,887,361)
Accounts payable and accrued liabilities	7,451,848	4,601,421
Due to affiliates	403,904	218,958
Incentive distribution	4,491,853	—
Distributions payable	2,852,100	2,608,609
Total Liabilities	$407,059,402	$323,898,061
Net Asset Value	$609,519,750	$549,932,629
Net Asset Value for Class A shares	$531,251,035	$482,608,922
Number of Class A shares outstanding(1)	49,889,289	47,210,195
Estimated value per Class A share	$10.65	$10.22
Net Asset Value for Class T shares	$78,268,715	$67,323,707
Number of Class T shares outstanding	7,350,142	6,585,799
Estimated value per Class T share	$10.65	$10.22

(1)	Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to our independent directors.

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

Real Estate Properties

We engaged Duff & Phelps to provide an appraisal, as of December 31, 2017, of our 83 self storage properties and two parcels of land being held for development (the “Appraised Properties”). Duff & Phelps’ opinion of value used in calculating our estimated value per share above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI.

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
•

utilizing the income capitalization approach as the primary indicator of value with support from an aggregation and review of sales comparables to test Duff & Phelps’s income appraisal for reasonableness (with exception of the two vacant land parcels, for which Duff & Phelps used the sales comparison approach); and

•

delivering a range of values with a midpoint estimate for each of the Appraised Properties, as well as the underlying assumptions used in the analysis, including capitalization rates, discount rates, growth rates, and others as appropriate.

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

The sales comparison approach is a valuation technique that provides an estimation of value based on market prices in actual transactions and asking prices for assets. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset. Duff & Phelps utilized the sales comparison approach only for the two vacant land parcels.

We acquired the 85 Appraised Properties for an aggregate purchase price of approximately $838 million. As of December 31, 2017, the total appraised midpoint value of the individual Appraised Properties as provided by Duff & Phelps using the valuation method described above was approximately $1.0 billion. This represents an approximate 19.3% increase in the total value of the Appraised Properties over the aggregate purchase price.

The following summarizes the range of overall capitalization rates used by Duff & Phelps to arrive at the estimated market values of the Appraised Properties valued using the direct capitalization method:

Assumption	Range in Values	Weighted Average Basis
Overall Capitalization rate	4.75% to 6.50%	5.32%

The following summarizes the key assumptions that were used by Duff & Phelps in the discounted cash flow models to estimate the value of the Appraised Properties:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	4.75% to 6.00%	5.38%
Discount rate	6.25% to 7.50%	6.83%
Annual rent growth rate (market)	0.0% to 20.00%	6.60%
Annual expense growth rate	3.41% to 6.94%	4.87%
Holding Period	1 to 2 years	N/A

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the overall capitalization rate used for the properties valued using the direct capitalization method of 50 basis points, together with a decrease in the terminal capitalization rate and discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $1.099 billion. Similarly, an increase in the overall capitalization rate used for the properties valued using the direct capitalization method of 50 basis points, together with an increase in the terminal capitalization rate and discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $917 million.

Debt

The estimated value of the aggregate mortgage debt was equal to the aggregate amount of all principal balances outstanding as of December 31, 2017. The fair value of the aggregate mortgage debt was determined by Duff & Phelps using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, and on estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, and type of collateral.

As of December 31, 2017, the fair value and aggregate amount of all principal balances outstanding of the debt were approximately $391.9 million and $397.5 million, respectively. Assuming all factors remain unchanged, a decrease in the interest rates of 50 basis points would increase the fair value of the mortgage debt by approximately $6.7 million and an increase in the interest rates of 50 basis points would decrease the fair value of the mortgage debt by approximately $6.9 million.

Other Assets and Liabilities

The carrying values of the majority of our other assets and liabilities were considered to equal their book value. Adjustments to exclude the GAAP basis carrying value of certain assets were made to other assets in accordance with the IPA Guidelines. Our liability related to stockholder servicing fees has been valued using a liquidation value as of December 31, 2017. The estimated value per share for the Class T shares does not reflect any obligation to pay future stockholder servicing fees since such fees would cease upon liquidation.

Incentive Distribution

The estimated value of the incentive distribution due to the Advisor and its affiliates is based on 15% of the amount by which our net asset value plus distributions paid exceeds a return of stockholders’ capital plus a 6% cumulative, non-compounded, annual return to the stockholders.  At the midpoint estimated value per share, Duff & Phelps assumed payment of an incentive distribution to affiliates and redemption of the applicable special limited partnership interest held by the Advisor.

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

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2017. The estimated net asset value per share was based upon 57,239,431 shares of equity interests outstanding as of December 31, 2017, which was comprised of (i) 49,386,092 outstanding shares of Class A common stock, plus (ii) 7,350,142 outstanding shares of Class T common stock, plus (iii) 503,197 outstanding OP Units, which OP Units are exchangeable on a one-for-one basis into shares of Class A common stock.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets.

Distribution Reinvestment Plan

In accordance with our DRP Offering, the price per share pursuant to the DRP Offering is equal to the estimated value per share approved by the Board and in effect on the date of purchase of shares under the DRP Offering. In connection with the estimated value per share described herein, the Board approved a share price for the purchase of shares under the DRP Offering equal to the estimated value per share of $10.65 for both Class A shares and Class T shares, to be effective for distribution payments being paid beginning in May 2018.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2014 and 2015, all of our distributions constituted non-taxable returns of capital, which were paid from offering proceeds. For 2016, we paid a total of approximately $22.2 million in distributions, of which approximately $21.2 million constituted a non-taxable return of capital. For 2017, we paid a total of approximately $32.9 million in distributions, of which approximately $27.9 million constituted a non-taxable return of capital. For 2018, we paid a total of approximately $33.6 million in distributions, of which approximately $31.4 million constituted a non-taxable return of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2017 and 2018:

Quarter	OP Unit Holders(1)	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2017	$25,197	$7,856,562	$0.150
2nd Quarter 2017	$76,100	$8,253,823	$0.150
3rd Quarter 2017	$76,100	$8,302,792	$0.150
4th Quarter 2017	$75,274	$8,264,124	$0.150
1st Quarter 2018	$74,446	$8,220,826	$0.150
2nd Quarter 2018	$76,100	$8,450,154	$0.150
3rd Quarter 2018	$76,100	$8,487,303	$0.150
4th Quarter 2018	$26,834	$8,465,629	$0.150

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2018, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	5,765,647
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	5,765,647

(1)

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2018, we had 57,970,849 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On October 1, 2018, we issued approximately 483,124 shares of Class A common stock to Strategic 1031, LLC, a subsidiary of our Sponsor, in exchange for 483,124 Class A Units of our Operating Partnership in connection with the amalgamation of our Canadian entities. For more information, see Note 1—Overview to our Consolidated Financial Statements. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were exempt from registration.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of December 31, 2018, approximately $32.2 million of common stock was available for redemption and approximately $1.3 million was included in accrued expenses and other liabilities as of December 31, 2018. During the three months ended December 31, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2018	464,592	$9.93	464,592	2,085,222
November 30, 2018	—	$—	—	2,085,222
December 31, 2018	—	$—	—	2,085,222

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of and for the Year Ended December 31, 2014
Operating Data
Total revenues	$80,412,257	$76,108,906	$45,431,146	$17,905,699	$465,345
Operating income (loss)	16,151,443	3,575,111	(14,910,503)	(5,076,880)	(2,256,865)
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	(3,698,377)	(14,864,065)	(26,090,385)	(15,290,941)	(2,396,385)
Net loss per Class A common share-basic and diluted	(0.06)	(0.27)	(0.65)	(2.56)	(4.59)
Net loss per Class T common share-basic and diluted	(0.06)	(0.27)	(0.65)	(2.56)	—
Dividends declared per common share	0.60	0.60	0.60	0.60	0.60
Balance Sheet Data
Real estate facilities	$820,296,026	$829,679,477	$727,455,733	$156,244,550	$20,857,880
Total assets	796,354,037	817,497,838	752,553,611	193,446,828	34,815,960
Total debt	406,084,103	396,792,902	320,820,740	23,029,775	13,260,182
Total liabilities	418,870,325	410,062,755	331,209,006	26,371,397	18,334,234
Total equity	345,256,897	382,938,024	410,632,923	165,851,948	11,380,097
Other Data
Net cash provided by (used in) operating activities	$18,359,125	$19,935,013	$(874,470)	$(1,252,240)	$(334,442)
Net cash used in investing activities	(3,179,291)	(57,546,328)	(508,377,715)	(140,865,350)	(13,688,652)
Net cash (used in) provided by financing activities	(12,541,473)	31,278,664	498,943,670	163,690,908	20,353,246

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SmartStop Asset Management, LLC (our “Sponsor”), was the sponsor of our Offering (as defined below). Our Sponsor became our sponsor on October 1, 2015 in connection with the merger of SmartStop Self Storage, Inc. into Extra Space Storage, Inc. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC, a Delaware limited liability company (the “T2 Property Manager”). In addition, as a result of the SSGT Merger, certain of our properties are managed by SS Growth Property Management, LLC, which is also 100% owned by our Sponsor (the “GT Property Manager” and together with the T2 Property Manager, our “Property Manager”). See Note 1 of the Notes to the Consolidated Financial Statements contained in this report for further details about our affiliates.

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.  As of December 31, 2018, we had sold approximately 2.7 million Class A Shares and approximately 0.4 million Class T Shares for approximately $27.8 million and $4.2 million, respectively, in our DRP Offering.

As of December 31, 2018, we owned 83 self storage properties located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, and Washington) and Ontario, Canada (the Greater Toronto Area) comprising of approximately 51,300 units and approximately 6.0 million rentable square feet.

On October 1, 2018, we entered into a merger agreement with Strategic Storage Growth Trust, Inc., or SSGT, which we refer to as the SSGT Merger. The SSGT Merger was approved by SSGT's stockholders on January 18, 2019, and it was completed on January 24, 2019. Accordingly, the historical consolidated financial statements included herein represent the consolidated financial position, results of operations and cash flows of the Company prior to the SSGT Merger. As such, the consolidated financial statements included herein do not reflect the Company’s consolidated financial condition and results of operations in the future or what the Company’s financial condition and results of operations would have been had the SSGT Merger been completed during the historical periods presented. See Note 11, Subsequent Events—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Merger.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; and (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) our tenant insurance program. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us, and, to a lesser degree, the success of our tenant insurance program.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2018, 2017, and 2016, we owned 83, 83, and 77 self storage facilities, respectively. Our operating results for the year ended December 31, 2016 include full year periods for 33 self storage facilities plus partial year periods for the 44 self storage facilities we acquired during 2016. Our operating results for the year ended December 31, 2017 included full year periods for the 77 self storage facilities owned as of December 31, 2016, plus partial year periods for the six self storage facilities we acquired during 2017. Our operating results for the year ended December 31, 2018 included full year periods for the 83 self storage facilities owned as of December 31, 2017. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed previously, the results of operations presented herein cover a period of time prior to the SSGT Merger. As such, this information does not reflect what the Company’s results of operations would have been had the SSGT Merger been completed during the historical periods presented. We expect our 2019 operating results to be significantly impacted by the SSGT Merger as a result of acquiring 28 operating self storage facilities. See Note 11 of the Notes to the Consolidated Financial Statements for more information regarding the SSGT Merger.

Comparison of the Years Ended December 31, 2018 and 2017

Total Revenues

Total revenues for the years ended December 31, 2018 and 2017 were approximately $80.4 million and $76.1 million, respectively. The increase in total revenue of approximately $4.3 million (or 5.7%) is primarily attributable to same-store revenue growth of approximately $2.8 million and approximately $1.5 million related to a full year of operations for six self storage facilities acquired during the year ended December 31, 2017.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2018 and 2017 were approximately $25.2 million (or 31.4% of total revenues) and $24.5 million (or 32.2% of total revenues), respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in same-store property operating expenses of approximately $0.5 million is primarily attributable to an increase in advertising expense, repairs and maintenance, and property taxes, offset by a decrease in payroll.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2018 and 2017 were approximately $10.3 million and $10.6 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The decrease in property operating expenses – affiliates is primarily attributable to costs incurred in connection with the property management change (approximately $0.8 million) during the year ended December 31, 2017, offset by an increase in property management fees due to increased revenues (approximately $0.3 million).

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2018 and 2017 were approximately $4.8 million and $3.5 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in our Advisor’s payroll related and marketing costs as a result of the change in property management, board of directors’ costs related to the SSGT Merger, and legal costs related to the Canadian amalgamation.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2018 and 2017 were approximately $22.8 million and $33.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense is primarily attributable to certain of our intangible assets associated with in-place leases being fully amortized during 2017 and 2018.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2018 and 2017 were approximately $0.1 million and $0.2 million, respectively. These acquisition expenses primarily relate to the costs associated with the SSGT Merger prior to such merger becoming probable in accordance with our capitalization policy during 2018, and the six self storage facilities acquired during 2017.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2018 and 2017 were approximately $1.1 million and $0.3 million, respectively. For the year ended December 31, 2018, these costs primarily relate to costs for the SSGT Merger prior to such merger becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the years ended December 31, 2018 and 2017 were approximately $17.6 million and $16.0 million, respectively. The increase of approximately $1.6 million is primarily attributable to the additional debt obtained in conjunction with the six self storage facilities acquired during 2017, as well as an increase in interest rates as it relates to our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense - Debt Issuance Costs

Interest expense - debt issuance costs for the years ended December 31, 2018 and 2017 were approximately $1.6 million and $2.2 million, respectively. The decrease in interest expense – debt issuance costs is primarily attributable to approximately $0.8 million of debt issuance cost that were directly expensed in accordance with GAAP during 2017. We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Same-Store Facility Results – Years Ended December 31, 2018 and 2017

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2017, excluding Oakville I, which was a lease-up facility during 2017) for the years ended December 31, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Revenue (1)	$71,793,734	$69,021,588	4.0%	$8,618,523	$7,087,318	N/M	$80,412,257	$76,108,906	5.7%
Property operating expenses (2)	26,228,483	25,525,292	2.8%	3,809,327	3,471,935	N/M	30,037,810	28,997,227	3.6%
Property Operating income	$45,565,251	$43,496,296	4.8%	$4,809,196	$3,615,383	N/M	$50,374,447	$47,111,679	6.9%
Number of facilities	76	76		7	7		83	83
Rentable square feet(3)	5,433,400	5,433,400		596,200	596,200		6,029,600	6,029,600
Average physical occupancy(4)	88.5%	92.7%		N/M	N/M		88.5%	91.5%
Annualized revenue per occupied square foot(5)	$15.81	$14.44		N/M	N/M		$15.89	$14.60

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses and costs incurred in connection with the property management transition during 2017, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 540,000 as of December 31, 2018 and 2017. On a same-store basis, for the same periods, parking represented approximately 530,000 square feet.

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

Our increase in same-store revenue of approximately $2.8 million was primarily the result of increased revenue per occupied square foot of approximately 9.5% net of decreased average physical occupancy of approximately 4.2% for the year ended December 31, 2018 over the year ended December 31, 2017. Contributing to the increase was approximately $1.1 million of tenant insurance related revenue.

Our same-store property operating expenses increased by approximately $0.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in property taxes, advertising expenses, and property management fees resulting from an increase in total revenue, partially offset by a decrease in payroll.

The following table presents a reconciliation of net loss, as presented on our consolidated statements of operations, to property operating income for the periods indicated:

	For the Year Ended December 31,
	2018	2017
Net loss	$(3,720,730)	$(14,986,290)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	—	775,709
Asset management fees (2)	5,445,528	5,346,280
General and administrative	4,848,447	3,457,907
Depreciation	20,379,694	19,939,856
Intangible amortization expense	2,422,997	13,512,217
Acquisition expenses—affiliates	72,179	212,577
Other property acquisition expenses	1,054,159	292,022
Interest expense	18,002,274	16,356,565
Interest expense—accretion of fair market value of secured debt	(413,353)	(340,382)
Interest expense—debt issuance costs	1,582,049	2,177,833
Other	701,203	367,385
Total property operating income	$50,374,447	$47,111,679

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

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2017 and 2016 were approximately $10.6 million and $5.7 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full year of operations for 77 self storage facilities and a partial year of operations for six self storage facilities during the year ended December 31, 2017 compared to a full year of operations for 33 self storage facilities and a partial year of operations of 44 self storage facilities during the year ended December 31, 2016, as well as costs incurred in connection with the property management changes during the year ended December 31, 2017.

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

Same-Store Facility Results – Years Ended December 31, 2017 and 2016

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2016) for the years ended December 31, 2017 and 2016. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Revenue (1)	$25,720,362	$23,249,163	10.6%	$50,388,544	$22,181,983	N/M	$76,108,906	$45,431,146	67.5%
Property operating expenses (2)	9,626,363	9,771,800	-1.5%	19,370,864	8,958,011	N/M	28,997,227	18,729,811	54.8%
Property Operating income	$16,093,999	$13,477,363	19.4%	$31,017,680	$13,223,972	N/M	$47,111,679	$26,701,335	76.4%
Number of facilities	33	33		50	44		83	77
Rentable square feet(3)	2,075,700	2,075,700		3,953,900	3,331,100		6,029,600	5,406,800
Average physical occupancy(4)	93.3%	89.8%		N/M	N/M		91.5%	90.7%
Annualized revenue per occupied square foot(5)	$13.61	$12.80		N/M	N/M		$14.60	$13.90

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, acquisition expenses and costs incurred in connection with the property management transition during 2017, but includes property management fees.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income for the periods indicated:

	For the Year Ended December 31,
	2017	2016
Net loss	$(14,986,290)	$(26,103,609)
Adjusted to exclude:
Costs incurred in connection with the property management changes (1)	775,709	—
Asset management fees (2)	5,346,280	2,970,847
General and administrative	3,457,907	2,860,653
Depreciation	19,939,856	11,213,663
Intangible amortization expense	13,512,217	10,864,617
Acquisition expenses—affiliates	212,577	10,729,535
Other property acquisition expenses	292,022	2,972,523
Interest expense	16,356,565	7,445,230
Interest expense—accretion of fair market value of secured debt	(340,382)	(386,848)
Interest expense—debt issuance costs	2,177,833	3,848,286
Other	367,385	286,438
Total property operating income	$47,111,679	$26,701,335

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, mark to market adjustments recorded in net income related to our derivatives, adjustments from changes in foreign currency rates, and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net loss (attributable to common stockholders)	$(3,698,377)	$(14,864,065)	$(26,090,385)
Add:
Depreciation of real estate	20,134,068	19,777,620	11,132,336
Amortization of intangible assets	2,422,997	13,512,217	10,864,617
Deduct:
Adjustment for noncontrolling interests	(154,213)	(274,222)	(10,818)
FFO (attributable to common stockholders)	18,704,475	18,151,550	(4,104,250)
Other Adjustments:
Acquisition expenses(1)	1,126,338	504,599	13,702,058
Accretion of fair market value of secured debt(2)	(413,353)	(340,382)	(386,848)
Foreign currency and interest rate derivative (gains) losses, net(3)	151,777	(163,571)	—
Adjustment for noncontrolling interests	(3,957)	(3,773)	(7,145)
MFFO (attributable to common stockholders)	$19,565,280	$18,148,423	$9,203,815

As discussed above, our results of operations for the years ended December 31, 2018 and 2017 have been impacted by acquisitions and an increase in same-store property net operating income, offset by increased interest and general and administrative expenses. The information below should be read in conjunction with the discussion regarding the acquisitions above.

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

(3)

This represents the mark-to-market adjustment for our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings, as well as changes in foreign currency related to our foreign equity investments not classified as long term. These derivative contracts are intended to manage the Company’s exposure to interest rate and foreign currency risk which may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance. Such amounts are recorded in “Other” within our consolidated statements of operations.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Interest expense - debt issuance costs of approximately $1.6 million, $2.2 million, and $3.8 million respectively, were recognized for the years ended December 31, 2018, 2017, and 2016.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Change
Net cash flow provided by (used in):
Operating activities	$18,359,125	$19,935,013	$(1,575,888)
Investing activities	$(3,179,291)	$(57,546,328)	$54,367,037
Financing activities	$(12,541,473)	$31,278,664	$(43,820,137)

Cash flows provided by operating activities for the years ended December 31, 2018 and 2017 were approximately $18.4 million and $19.9 million, respectively, a decrease of approximately $1.6 million. The decrease in cash provided by our operating activities is primarily the result of an increase in net income of $0.6 million, when excluding depreciation and amortization, offset by a decrease in working capital of approximately $2.8 million.

Cash flows used in investing activities for the years ended December 31, 2018 and 2017 were approximately $3.2 million and $57.5 million, respectively, a decrease in the use of cash of approximately $54.4 million. The decrease in cash used in investing activities primarily relates to cash consideration paid of approximately $49.4 million for acquisitions during the year ended December 31, 2017, compared to none during the year ended December 31, 2018.

Cash flows provided by (used in) financing activities for the years ended December 31, 2018 and 2017 were approximately ($12.5 million) and $31.3 million, respectively, a decrease of approximately $43.8 million. The change in cash provided by (used in) financing activities is primarily attributable to approximately $18.9 million in proceeds from the issuance of common stock during the year ended December 31, 2017, compared to none for the same period in 2018, and approximately $17.1 million less in net proceeds from debt during the year ended December 31, 2018 compared to the same period in 2017.

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

Subsequent to December 31, 2018, we repaid approximately $141.1 million of debt (approximately $99.5 million of which was due during 2019) in conjunction with the new financing used to fund the SSGT Merger. See Notes 5 and 11 of the Notes to the Consolidated Financial Statements for more information.

Distribution Policy and Distributions

On December 20, 2018, our board of directors declared a distribution rate for the first quarter of 2019 of $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2019 and continuing on each day thereafter through and including March 31, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2018		Year Ended December 31, 2017
Distributions paid in cash – common stockholders	$17,566,799		$16,671,024
Distributions paid in cash – Operating Partnership unitholders	253,480		252,671
Distributions reinvested	16,057,113		16,006,277
Total distributions	$33,877,392		$32,929,972
Source of distributions
Cash flows provided by operations	$18,359,125	54%	$19,935,013	61%
Offering proceeds from distribution reinvestment plan	15,518,267	46%	12,994,959	39%
Total sources	$33,877,392	100%	$32,929,972	100%

From our inception through December 31, 2018, we paid cumulative distributions of approximately $96.8 million, as compared to cumulative FFO of approximately $24.3 million. For the year ended December 31, 2018, we paid distributions of approximately $33.9 million, as compared to FFO of approximately $18.7 million which reflects acquisition related expenses of approximately $1.1 million. For the year ended December 31, 2017, we paid distributions of approximately $32.9 million, as compared to FFO of approximately $18.2 million which reflects acquisition related expenses of approximately $0.5 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2018, our total indebtedness was approximately $406.1 million, which included approximately $225.6 million in fixed rate debt, $182.6 million in variable rate debt and approximately $1.2 million in net debt premium less approximately $3.4 million in net debt issuance costs. As of December 31, 2018, $99.7 million of outstanding debt principal was due within one year; however, $99.5 million of this was repaid subsequent to December 31, 2018 in connection with the SSGT Merger.  See Note 11 of the Notes to the Consolidated Financial Statements for more information regarding the SSGT Merger.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due during the years ending December 31:
	Total	2019	2020-2021	2022-2023	Thereafter
Debt interest(1)	$77,449,470	$16,154,476	$23,339,909	$19,093,409	$18,861,676
Debt principal(2)(3)	408,240,502	99,690,629	87,192,030	35,264,632	186,093,211
Total contractual obligations	$485,689,972	$115,845,105	$110,531,939	$54,358,041	$204,954,887

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2018. Interest expense on the Amended KeyBank Credit Facility was calculated presuming the amount outstanding as of December 31, 2018 would remain outstanding through the maturity date of February 20, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2018.

(2)	Amount represents principal payments only, excluding debt premium and debt issuance costs.
(3)

On January 24, 2019, in conjunction with the SSGT Merger, we entered into financing for an aggregate initial draw of approximately $500.2 million and repaid approximately $141.1 million of existing debt ($99.5 million of which was due in 2019). See Notes 5 and Note 11 of the Notes to the Consolidated Financial Statements for more information regarding the financing related to the SSGT Merger.

Off-Balance Sheet Arrangements

Other than our joint venture with SmartCentres and our tenant insurance joint venture, both of which are accounted for using the equity method of accounting, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of December 31, 2018, our total indebtedness was approximately $406.1 million, which included approximately $225.6 million in fixed rate debt, $182.6 million in variable rate debt and approximately $1.2 million in net debt premium less approximately $3.4 million in net debt issuance costs. As of December 31, 2017, our total indebtedness was approximately $396.8 million, which included approximately $263.4 million in fixed rate debt, approximately $134.1 million in variable rate debt, approximately $1.7 million in net debt premium, less $2.4 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.8 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2018:

	Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt(2)	$908,129	$1,362,534	$1,983,016	$3,635,428	$31,629,204	$186,093,211	$225,611,522
Average interest rate(1)	4.46%	4.46%	4.46%	4.46%	4.47%	4.44%
Variable rate debt(2)	$98,782,500	$83,846,480	$—	$—	$—	$—	$182,628,980
Average interest rate(1)	4.74%	4.60%	N/A	N/A	N/A	N/A

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2018. Interest expense on the Amended KeyBank Credit Facility is calculated presuming the amount outstanding as of December 31, 2018 would remain outstanding through the maturity date of February 20, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2018.

(2)

On January 24, 2019, in conjunction with the SSGT Merger, we entered into financing for an aggregate initial draw of approximately $500.2 million and repaid approximately $141.1 million of existing debt ($99.5 million of which was due in 2019) in conjunction with the SSGT Merger and related financings. See Notes 5 and Note 11 of the Notes to the Consolidated Financial Statements for more information regarding the financing related to the SSGT Merger.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2018, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors

Included below is certain information regarding our executive officers and directors. All of our directors, including our three independent directors, have been nominated for re-election at the 2019 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)	Period with Company
H. Michael Schwartz	52	Chairman of the Board of Directors and Chief Executive Officer	1/2013 – present
Michael S. McClure	56	President	1/2013 – present
Matt F. Lopez	41	Chief Financial Officer and Treasurer	11/2014 – present
Wayne Johnson	61	Chief Investment Officer	1/2013 – present
James L. Berg	66	Secretary	1/2013 – present
Paula Mathews	67	Director	1/2013 – present
David J. Mueller	66	Independent Director	10/2013 – present
Timothy S. Morris	58	Independent Director	1/2016 – present
Harold “Skip” Perry	72	Independent Director	1/2016 – present

H. Michael Schwartz. Mr. Schwartz is the Chairman of our board of directors and our Chief Executive Officer. Mr. Schwartz has been an officer and director since our initial formation in January 2013. Mr. Schwartz was appointed Chief Executive Officer of our Advisor in January 2013. Mr. Schwartz served as our President and the President of our Advisor from January 2013 through January 2017. Mr. Schwartz is also the Chief Executive Officer of our Sponsor. He served as President of our Sponsor from August 2007 through January 2017. Mr. Schwartz also served as Chief Executive Officer, President, and Chairman of SmartStop Self Storage, Inc. (“SmartStop Self Storage”), our prior sponsor, from August 2007 until the merger of SmartStop Self Storage with Extra Space Storage, Inc. (“Extra Space”) on October 1, 2015. He also served as Chief Executive Officer and Chairman of SSGT, a public non-traded self storage REIT sponsored by our Sponsor, until the merger of SSGT with us on January 24, 2019. In addition, he serves as Chief Executive Officer and Chairman of SST II.  Since February 2008, Mr. Schwartz has also served as Chief Executive Officer and President of Strategic Storage Holdings, LLC (“SSH”). He was appointed President of Strategic Capital Holdings, LLC in July 2004. Previously, he held the positions of Vice Chairman or Co-President of U.S. Advisor from July 2004 until April 2007. He has more than 26 years of real estate, securities and corporate financial management experience. His real estate experience includes international investment opportunities, including self storage acquisitions in Canada. From 2002 to 2004, Mr. Schwartz was the Managing Director of Private Structured Offerings for Triple Net Properties, LLC (now an indirect subsidiary of Grubb & Ellis Company). In addition, he served on the board of their affiliated broker-dealer, NNN Capital Corp. (subsequently known as Grubb & Ellis Securities, Inc.). From 2000 to 2001, Mr. Schwartz was Chief Financial Officer for Futurist Entertainment, a diversified entertainment company. From 1995 to 2000, he was President and Chief Financial Officer of Spider Securities, Inc. (now Merriman Curhan Ford & Co.), a registered broker-dealer that developed one of the first online distribution outlets for fixed and variable annuity products. From 1990 to 1995, Mr. Schwartz served as the Vice President and Chief Financial Officer of Western Capital Financial (an affiliate of Spider Securities), and from 1994 to 1998 Mr. Schwartz was also President of Palladian Advisors, Inc. (an affiliate of Spider Securities). Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

Michael S. McClure. Mr. McClure is our President, a position he has held since January 2017. From our initial formation in January 2013 until January 2017, Mr. McClure served as our Chief Financial Officer, Treasurer and Executive Vice President. Mr. McClure is also the President of our Advisor and our Sponsor. Mr. McClure also serves as the President of SST IV and served as President of SSGT until its merger with us on January 24, 2019. From January 2013 until January 2017, Mr. McClure served as the Chief Financial Officer of our Sponsor. From January 2008 through October 1, 2015, Mr. McClure served as Chief Financial Officer and Treasurer of SmartStop Self Storage and served as an Executive Vice President of such entity from June 2011 until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Mr. McClure is currently President of SSH and was Chief Financial Officer and Treasurer from January 2008 until January 2017. From 2004 to June 2007, Mr. McClure held various positions, including Vice President of Finance, at the North Inland Empire Division of Pulte Homes, Inc. At Pulte Homes, he was responsible for all finance, accounting, human resources and office administration functions. From 2002 to 2004, Mr. McClure was a Director in the Audit Business Advisory Services practice for PricewaterhouseCoopers LLP. From 1985 to 2002, Mr. McClure was with Arthur Andersen LLP, holding various positions including Partner. In his 20 years of experience in the public accounting field, Mr. McClure had extensive experience in the real estate industry working with REITs, homebuilders and land development companies and worked on numerous registration statements and public offerings. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. McClure holds a B.S.B.A. degree from California State University, Fullerton.

Matt F. Lopez. Mr. Lopez is our Chief Financial Officer and Treasurer, positions he has held since January 2017. He also serves as the Chief Financial Officer and Treasurer of our Advisor. Mr. Lopez is responsible for overseeing our budgeting, forecasting and financial management policies, along with directing all SEC and regulatory reporting. He is also the Chief Financial Officer and Treasurer of SST IV. Previously, from October 2015 to January 2017, Mr. Lopez served as a Controller for our Sponsor and was most recently assigned to our accounting, financial management and SEC and regulatory reporting. He also served as a Controller of SmartStop Self Storage from November 2014 until its merger with Extra Space on October 1, 2015. From 2000 to November 2014, Mr. Lopez was with PricewaterhouseCoopers LLP, holding various positions including audit senior manager from 2008 to November 2014. In his 14 years in public accounting, Mr. Lopez had extensive experience in the real estate industry working with REITs, real estate investment funds, homebuilders and land development companies. He is a Certified Public Accountant, licensed in California, and a member of the American Institute of Certified Public Accountants. Mr. Lopez holds a B.A. degree from the University of California, Los Angeles.

Wayne Johnson. Mr. Johnson has been our Chief Investment Officer since June 2015. Prior to that, he served as our Senior Vice President — Acquisitions, focusing on self storage acquisitions, which position he held since our initial formation in January of 2013. Mr. Johnson also serves as the Chief Investment Officer for our Advisor and our Sponsor. Mr. Johnson served as Senior Vice President — Acquisitions for SmartStop Self Storage from August 2007 until January 2015 when he was elected Chief Investment Officer until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Mr. Johnson also served in various roles at SSGT, including most recently as its Chief Investment Officer until the merger with us on January 24, 2019. In addition, Mr. Johnson serves as the Chief Investment Officer of SST IV. Prior to joining Strategic Capital Holdings, LLC, Mr. Johnson was involved in all aspects of commercial development and leasing, including office, office warehouse, retail and self storage facilities. During such time, Mr. Johnson developed, managed and operated 14 self storage facilities in excess of one million square feet. Mr. Johnson served on the board and is the past President of the Texas Self Storage Association (TSSA), which is the trade organization for self storage development, ownership and management with approximately 3,800 members consisting of storage owners, developers, operators and vendors throughout Texas. Mr. Johnson entered the commercial real estate business in 1979 after graduating from Southern Methodist University with a B.B.A. in Finance and Real Estate.

James L. Berg. Mr. Berg is our Secretary, a position he has held since June 2018. Previously, he served as our Assistant Secretary from our formation until June 2018. Mr. Berg is also the General Counsel of our Sponsor. Mr. Berg was the Secretary of SmartStop Self Storage from June 2011 until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Mr. Berg also served in various roles at SSGT, including most recently as its Secretary until the merger with us on January 24, 2019. In addition, Mr. Berg serves as the Secretary of SST IV. Since April 2011, Mr. Berg has also served as General Counsel of SSH. Mr. Berg has over 25 years of experience in general business, corporate, securities, venture capital and intellectual property law. From November 2004 to April 2011, he was General Counsel of U.S. Advisor, LLC. During 2004, Mr. Berg was Senior Vice President and General Counsel of LoanCity.com, a wholesale mortgage lender based in San Jose, California. Prior to that, Mr. Berg was a partner in several laws firms in Oakland, California. Mr. Berg received a J.D. (magna cum laude) from the University of Michigan Law School in 1978 and a B.S. (with high distinction) from the University of Michigan Business School in 1975. He is a member of the State Bar of California, Business Law Section.

Paula Mathews. Ms. Mathews has been a member of our board of directors since January 2016. Previously, Ms. Mathews served as our Secretary and an Executive Vice President from our formation until June 2018. Ms. Mathews also served as Executive Vice President of our Advisor from January 2013 until June 2018. In addition, she served as an Executive Vice President and Secretary of SSGT and SST IV until June 2018. Ms. Mathews is an Executive Vice President of our Sponsor. Ms. Mathews served as an Executive Vice President and Assistant Secretary for SmartStop Self Storage, positions she held from August 2007 and June 2011, respectively, until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Since January 2008, Ms. Mathews has also served as Secretary for SSH. Since 2005, she has also served as Vice President — Commercial Operations for Strategic Capital Holdings, LLC. Prior to joining Strategic Capital Holdings, LLC, Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases and land sales. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

Timothy S. Morris. Mr. Morris is one of our independent directors and is a member and Chairman of the Compensation Committee and a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Morris previously served as an independent director of SmartStop Self Storage from February 2008 until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Mr. Morris has more than 30 years of financial and management experience with several international organizations. In March 2014, Mr. Morris assumed a part-time executive position as finance director of Tomorrow’s Company, a London-based global think tank focusing on business leadership. In May 2008, Mr. Morris founded AMDG Worldwide Ltd., a consultancy business for the philanthropic sector. From June 2007 to April 2008, Mr. Morris was the Chief Financial Officer for Geneva Global, Inc., a philanthropic advisor and broker which invests funds into developing countries. Prior to joining Geneva Global, Inc., from 2002 to June 2007, Mr. Morris was the director of corporate services for Care International UK Ltd. where he was responsible for the finance, internal audit, risk management, human resources, legal insurance and information technology functions during the financial turnaround period of that organization. From 2000 to 2002, Mr. Morris was the Controller for Royal Society Mencap, a learning disability charity. From 1996 to 1999, Mr. Morris was the head of global management reporting for Adidas Group AG in Germany and was later the International Controller for Taylor Made Golf Company, Inc., a subsidiary of Adidas Group AG. Prior to 1996, Mr. Morris held various management and senior finance roles within organizations such as the International Leisure Group, Halliburton/KBR and the Bank for International Settlements in Basel, Switzerland. Mr. Morris has his Bachelor of Science in Economics from Bristol University in the United Kingdom, his MBA from the Cranfield School of Management in the United Kingdom, and he is a Chartered Management Accountant (ACMA).

David J. Mueller. Mr. Mueller is one of our independent directors and is a member and Chairman of the Audit Committee and a member of the Compensation Committee and Nominating and Corporate Governance Committee. Mr. Mueller has more than 25 years of financial management experience with several firms in the financial services industry. In June 2009, Mr. Mueller founded his own CPA firm, specializing in consulting, audit, and tax services for small businesses and non-profits, where he continues to serve as Managing Partner. From June 2001 to May 2009, he worked for Manulife Financial Corporation, serving in several capacities including Controller of Annuities and Chief Financial Officer of Distribution for Manulife Wood Logan, where he was heavily involved in the company’s due diligence and subsequent integration with John Hancock Financial Services. Prior to his time with Manulife Financial Corporation, Mr. Mueller served as Chief Financial Officer of Allmerica Financial Services, the insurance and investment arm of Allmerica Financial Corporation. He began his career in the Boston office of Coopers and Lybrand, specializing in financial services, real estate, and non-profits. Mr. Mueller is a CPA and graduated from the University of Wisconsin with a degree in Finance.

Harold “Skip” Perry. Mr. Perry is one of our independent directors and is a member and Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee and Compensation Committee. Mr. Perry previously served as one of our independent directors from October 2013 until June 2014 and served as an independent director of SmartStop Self Storage from February 2008 until the merger of SmartStop Self Storage with Extra Space on October 1, 2015. Mr. Perry has over 40 years of financial accounting, management and consulting experience for domestic and international organizations in the real estate industry. He is currently the Executive Managing Director of Real Globe Advisors, LLC, a commercial real estate advisory firm which he founded. Mr. Perry also held the same position with Real Globe Advisors, LLC from July 2007 to June 2009. From June 2009 to March 2011, he was the Managing Director of

Alvarez & Marsal Real Estate Advisory Services. From 1995 to June 2007, Mr. Perry was a national partner in Ernst & Young LLP’s Transactional Real Estate Advisory Services Group and held a number of leadership positions within Ernst & Young. While at Ernst & Young, he handled complex acquisition and disposition due diligence matters for private equity funds and corporate clients, complex real estate portfolio optimization studies, and monetization strategies within the capital markets arena, including valuation of self storage facilities. Prior to 1995, Mr. Perry headed the Real Estate Consulting Practice of the Chicago office of Kenneth Leventhal & Co. Prior to his time with Kenneth Leventhal & Co., Mr. Perry was a senior principal with Pannell Kerr Forester, a national accounting and consulting firm specializing in the hospitality industry. He is a CPA and holds an MAI designation with the Appraisal Institute and a CRE designation with the Counselors of Real Estate. He graduated with a Bachelor of Arts in Russian and Economics from the University of Illinois, and has a Masters of Business Administration with a concentration in finance from Loyola University in Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and any person beneficially owning more than 10% of our shares to file reports of their ownership and changes in ownership of our shares and to furnish us with copies of all such reports that they file with the SEC. Based solely upon a review of the copies of such reports furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional reports were required, to the best of our knowledge, we believe that our directors and officers were in compliance with the reporting requirements of Section 16(a) during 2018 and know of no stockholder who beneficially owned more than 10% of our stock.

Code of Ethics

Our board of directors adopted an amended Code of Ethics and Business Conduct on June 12, 2018 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees and officers of our Advisor, and its affiliates who perform material functions for us. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the “Governance Documents” section of our website located at www.strategicreit.com/site/sst2/page/information#gov.

Audit Committee

Our board of directors adopted an amended charter for the Audit Committee on June 12, 2018 (the “Audit Committee Charter”). A copy of our Audit Committee Charter is available in the “Governance Documents” section of our website located at www.strategicreit.com/site/sst2/page/information#gov.  The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.

The members of the Audit Committee are our three independent directors, Timothy S. Morris, David J. Mueller and Harold “Skip” Perry, with Mr. Mueller currently serving as Chairman of the Audit Committee. Our board of directors has determined that Mr. Mueller satisfies the requirements for an “Audit Committee financial expert” and has designated Mr. Mueller as the audit committee financial expert in accordance with applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis – Executive Compensation

We do not directly compensate our executive officers, including our Named Executive Officers, for services rendered to us. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and the Compensation Committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the Compensation Committee will review all forms of compensation to our executive officers and approve all equity-based awards to our executive officers.

A majority of our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our Advisory Agreement. Our Offering closed on January 9, 2017, and accordingly, none of our Named Executive Officers’ time was spent on matters connected to our Offering for the year ended December 31, 2018. In addition, we reimbursed our sponsor for $245, which is the amount of premiums paid on a life insurance policy our sponsor has purchased for the benefit of each of H. Michael Schwartz’s beneficiaries. See “—Director Compensation for the Year Ended December 31, 2018—Director Life Insurance Policies,” below.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis – Executive Compensation set forth above be included in this Form 10-K.

Timothy S. Morris (Chairman)
David J. Mueller
Harold “Skip” Perry

March 18, 2019

The preceding Compensation Committee Report to stockholders is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, except to the extent that we specifically incorporate this information by reference.

Director Compensation for the Year Ended December 31, 2018

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$245	$245
Paula M. Mathews	$—		$—	$—	$—	$—	$160	$160
Timothy S. Morris	$158,500	(3)	$37,275	$—	$—	$—	$982	$196,757
David J. Mueller	$164,000	(4)	$37,275	$—	$—	$—	$638	$201,913
Harold “Skip” Perry	$167,750	(5)	$37,275	$—	$—	$—	$393	$205,418

(1)	This column represents the full grant date fair value in accordance with FASB ASC Topic 718.
(2)	Represents payment of life insurance premiums, as discussed below.
(3)	Amount includes total fees earned or paid during the year ended December 31, 2018, of which $7,500 was paid during 2019.
(4)	Amount includes total fees earned or paid during the year ended December 31, 2018, of which $3,500 was earned during the year ended December 31, 2017, and $8,000 was paid during 2019.

(5)	Amount includes total fees earned or paid during the year ended December 31, 2018, of which $3,000 was earned during the year ended December 31, 2017, and 9,000 was paid during 2019.

The Compensation Committee assists our board of directors in fulfilling its responsibilities with respect to employee, officer, and director compensation. Because we do not have any employees and our executive officers do not receive any compensation directly from us, these responsibilities are limited to setting director compensation and administering the Plan. Our non-director officers have no role in determining or recommending director compensation. Directors who are also officers of the Company do not receive any special or additional remuneration for services on our board of directors or any of its committees, other than with respect to premiums paid on life insurance policies. See “—Director Life Insurance Policies,” below. Each non-employee independent director received compensation for services on our board of directors and its committees as provided below.

Cash Compensation to Directors

Each of our independent directors was entitled to a retainer of $45,000 per year plus $1,500 for each board or board committee meeting the director attends in person or by telephone ($1,750 for attendance of any committee of the board at each committee meeting in which they are a chairperson). In the event there are multiple meetings of the board and one or more committees in a single day, the fees are limited to $3,000 per day ($3,500 for the chairperson of the Audit Committee if there is a meeting of such committee). In addition, during fiscal year 2018, members of the Compensation Committee formed a Special Committee for the purpose of evaluating strategic transactions. The Compensation Committee established the compensation for such committee, with each member thereof receiving retainers equal to an aggregate of $70,000, plus $1,500 for each meeting of the Special Committee ($2,000 for the chairperson).

For the year ended December 31, 2018, the directors earned an aggregate of $483,750.

All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Employee and Director Long-Term Incentive Plan Awards

Pursuant to the Plan, we issued 2,500 shares of restricted stock to each independent director upon their appointment to the board, which vest ratably over a period of four years from the date such initial award was awarded to the independent directors (the “Initial Restricted Stock Awards”). We also issued additional restricted stock awards to each independent director upon each of their re-elections to our board of directors, which vest ratably over a period of four years from the date of re-election (the “Annual Restricted Stock Awards”). Mr. Mueller has received a total of 11,000 shares of restricted stock of which 4,063 shares have vested as of December 31, 2018. Mr. Morris and Mr. Perry have each received a total of 9,750 shares of restricted stock of which 2,500 shares have vested each as of December 31, 2018. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

The Plan was approved and adopted prior to the commencement of the Offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights, distribution equivalent rights and other equity-based awards, including, but not limited to, restricted stock.

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, net of any shares already issued under the plan, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2018, there were approximately 5.8 million shares available for issuance under the Plan. The term of the Plan is 10 years. Upon our earlier dissolution or liquidation, reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted under the Plan or the replacement of such awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of such awards, the board of directors may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

In the event our board of directors or Compensation Committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects our stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the board of directors or Compensation Committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.

Director Life Insurance Policies

Our sponsor has purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2018, we reimbursed our sponsor for the total premiums paid on such life insurance policies, which was $2,418. Of this amount, $245 was attributed to the policy covering H. Michael Schwartz, $160 was attributed to the policy covering Paula M. Mathews, $982 was attributed to the policy covering Timothy S. Morris, $638 was attributed to the policy covering David J. Mueller and $393 was attributed to the policy covering Harold “Skip” Perry. At the present time, we intend to continue maintaining these life insurance policies for our directors.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has been an officer or employee of us, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or our Compensation Committee during the fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of December 31, 2018, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and executive officers as a group. There were a total of approximately 58.0 million shares of common stock issued and outstanding as of December 31, 2018.

	Common Stock Beneficially Owned (1)
Name and Address(2) of Beneficial Owner	Number of Shares of Common Stock	Percentage
H. Michael Schwartz, Chairman of the Board of Directors and Chief Executive Officer	483,224(3)	*
Michael S. McClure, President	—	—
Matt F. Lopez, Chief Financial Officer and Treasurer	—	—
Wayne Johnson, Chief Investment Officer	—	—
James L. Berg, Secretary	—	—
Paula Mathews, Director	8,446	*
David J. Mueller, Independent Director	4,063	*
Timothy S. Morris, Independent Director	2,500	*
Harold “Skip” Perry, Independent Director	2,500	*
All directors and executive officers as a group	500,733	*

*	Represents less than 1% of our outstanding common stock as of December 31, 2018.
(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2018. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address of each of the beneficial owners is 10 Terrace Road, Ladera Ranch, California 92694.
(3)	Consists of 100 Class A Shares owned by Strategic Storage Advisor II, LLC, and 483,124 Class A Shares owned by Strategic 1031, LLC, which are indirectly owned and controlled by Mr. Schwartz.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plan and the securities authorized under the plan is included in Item 11 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transaction

General

Certain of our executive officers and two of our directors hold ownership interests in and/or are officers of our Sponsor, our Advisor, our Property Manager, our Dealer Manager, our Transfer Agent and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our Dealer Manager and Property Manager.

We either were or are a party to agreements giving rise to material transactions between us and our affiliates, including our Advisory Agreement, our Property Management Agreements, our Dealer Manager Agreement, and our Transfer Agent Agreement. Our independent directors reviewed the material transactions between us and our affiliates arising out of these agreements during the year ended December 31, 2018. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to the Company.

Advisory Agreement

SmartStop Asset Management, LLC, our Sponsor, is the sole voting member of Strategic Storage Advisor II, LLC, our Advisor. Certain of our executives, including Mr. Schwartz, serve as officers of our Advisor and our Sponsor.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our Advisory Agreement. The term of our Advisory Agreement will end on January 10, 2020, but may be renewed for an unlimited number of successive one-year periods.

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

Organization and offering costs of the Offering were paid by our Advisor on our behalf and reimbursed to our Advisor from the proceeds of the Offering. Organization and offering costs consisted of all expenses (other than sales commissions, dealer manager fees and stockholder servicing fees) paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts reimbursed to our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor was required to reimburse us within 60 days after the end of the month in which the Offering terminated to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees and stockholder servicing fees) in excess of 3.5% of the gross offering proceeds from the primary offering portion of the Offering (the “Primary Offering”). However, subsequent to the close down of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering, and thus there was no reimbursement.

Our Advisory Agreement also required our Advisor to reimburse us to the extent that organization and offering expenses, including sales commissions, dealer manager fees and stockholder servicing fees, were in excess of 15% of gross proceeds from the Offering. Our Advisor receives acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses the Advisor incurs. Our Advisor also receives a monthly asset management fee equal to one-twelfth of 0.625% of our average invested assets, as defined in our Advisory Agreement.

Under our Advisory Agreement, our Advisor receives disposition fees in an amount equal to the lesser of: (a) 1% of the contract sale price for each property or (b) 50% of the competitive real estate commission for each property we sell as long as our Advisor provides substantial assistance in connection with the sale. Any disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including the disposition fee) paid to all persons for each property does not exceed an amount equal to the lesser of: (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. The disposition fee is paid at the time the property is sold. There were no such disposition fees for the year ended December 31, 2018.

Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, (3) liquidate our portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. There were no such distributions for the year ended December 31, 2018.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after the acquisition of our first real estate asset, our Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceeds the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2018, our Advisor paid approximately $2.2 million in operating expenses on our behalf. For the year ended December 31, 2018, we reimbursed approximately $2.3 million in operating expenses to our Advisor, some of which included reimbursements for operating expenses incurred during the year ended December 31, 2017.

Property Management Agreements

SmartStop Asset Management, LLC, our Sponsor, is the sole voting member of each of the T2 Property Manager and the GT Property Manager, and each of the respective property management agreements between us and either the T2 Property Manager or the GT Property Manager are on substantially similar terms. Accordingly, any discussion contained herein with respect to our Property Manager shall be deemed to include both the T2 Property Manager and the GT Property Manager.

Each of our self storage properties located in the United States is subject to separate property management agreements with our Property Manager.

Pursuant our various property management agreements, our Property Manager receives: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we have agreed with our Property Manager to share equally in the net revenue attributable to the sale of tenant insurance at our properties. See the section below titled, “—Tenant Insurance Joint Venture” for more information. The property management agreements have a three year term and automatically renew for successive three year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager, such property management agreement will have substantially the same terms as described above. In addition, we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

Our self storage properties located in Canada are subject to separate property management agreements with our Property Manager. Under each agreement, our Property Manager receives a fee for its services in managing our properties, generally equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the Property Manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties. Our Property Manager also receives a one-time fee for each property acquired by us that is managed by our Property Manager in the amount of $3,750. In the event that our Property Manager assists with the development or redevelopment of a property, we pay a separate market-based fee for such services. In addition, our Property Manager is entitled to a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we agreed with our Property Manager to share net tenant protection plan revenues equally between us and our Property Manager. See the section below titled, “—Tenant Insurance Joint Venture” for more information.

Dealer Manager Agreement

Our Sponsor indirectly owns a 15% beneficial non-voting equity interest in Select Capital Corporation, our Dealer Manager.

Our Dealer Manager served as our Dealer Manager pursuant to our Dealer Manager Agreement. The Dealer Manager Agreement terminated upon the termination of our Offering. Our Dealer Manager provided wholesaling, sales promotional and marketing services to us in connection with our Offering. Specifically, our Dealer Manager ensured compliance with

SEC rules and regulations and FINRA rules relating to the sale process and participating broker-dealer relationships, assisted in the assembling of prospectus kits, assisted in the due diligence process and ensured proper handling of investment proceeds.

Our Dealer Manager was entitled to a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering. In addition, our Dealer Manager continues to receive an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of Class T shares sold in the primary offering portion of the Offering. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. Our Dealer Manager also re-allowed to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager generally re-allows 100% of the stockholder servicing fee to participating broker-dealers, provided, however, that our Dealer Manager does not re-allow the stockholder servicing fee to any registered representative of a participating broker-dealer if such registered representative ceases to serve as the representative for an investor in our Offering.

In accordance with FINRA rules, in no event will our total underwriting compensation, including, but not limited to, sales commissions, stockholder servicing fees, the dealer manager fee and expense reimbursements to our Dealer Manager and participating broker-dealers, exceed 10% of our gross offering proceeds, in the aggregate. We paid additional amounts of gross offering proceeds for bona fide accountable due diligence expenses; however, to the extent the due diligence expenses could not be justified, any excess over actual due diligence expenses are considered underwriting compensation subject to the above 10% limitation and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds. We could also reimburse our Advisor for all expenses incurred by our Advisor and its affiliates in connection with the Offering and our organization, but in no event could such amounts exceed (i) 3.5% of the gross offering proceeds raised by us in the terminated or completed Offering (excluding sales commissions and dealer manager fees), or (ii) 15% of the gross offering proceeds raised by us in the terminated or completed Offering (including sales commissions and dealer manager fees). If the organization and offering expenses exceeded such limits, within 60 days after the end of the month in which the offering terminated, our Advisor was required to reimburse us for any excess amounts. FINRA and many states also limited our total organization and offering expenses to 15% of gross offering proceeds. However, subsequent to the termination of our Primary Offering on January 9, 2017, we determined that organization and offering costs did not exceed 3.5% of the gross proceeds from the Primary Offering, and thus there was no reimbursement.

Transfer Agent Agreement

Our Sponsor is the manager and sole member of Strategic Transfer Agent Services, LLC, our Transfer Agent. Pursuant to our Transfer Agent Agreement, which was approved by a majority of our independent directors, our Transfer Agent provides transfer agent and registrar services to us. These services are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: processing subscription agreements, providing customer service to our stockholders, processing payment of any sales commission and dealer manager fees associated with a particular purchase, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholders. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Our Transfer Agent conducts transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

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

We paid our Transfer Agent a one-time setup fee. In addition, the other fees to be paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

Tenant Insurance Joint Venture

We offer a tenant insurance plan to customers at our properties. In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with the T2 Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of the T2 Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March 2018, Strategic Storage TI Services II JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by the T2 Property Manager’s affiliate SmartStop TI II, LLC (“SS TI II”).  Under the terms of the TI Joint Venture agreement, the TRS receives 50% of the net economics generated from such tenant insurance and SS TI II receives the other 50% of such net economics.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. In addition, as a result of the SSGT Merger, we acquired a joint venture arrangement that SSGT had formed with the GT Property Manager on similar terms as described above. Accordingly, such references herein to the TI Joint Venture shall be deemed to include such arrangement with the GT Property Manager.

Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and payable to affiliates as of December 31, 2018 and 2017, please see Note 7, Related Party Transactions, to the consolidated financial statements.

SSGT Merger

On January 24, 2019, we completed the SSGT Merger for total consideration of approximately $350 million, which includes SSGT debt that was assumed or repaid. In addition, and pursuant to the special limited partner interest held by SSGT’s advisor in its operating partnership, SSGT’s advisor received, in redemption of that special limited partner interest, a subordinated distribution upon the closing of the SSGT Merger equal to approximately $4.0 million, which was paid in units of the SSGT operating partnership. Upon the closing of the SSGT Merger, such units were converted into units of partnership interest in our Operating Partnership in accordance with the terms of the merger agreement related to the SSGT Merger.

Other Consideration

On October 1, 2018, we issued approximately 483,124 shares of Class A common stock to Strategic 1031, LLC, a subsidiary of our Sponsor, in exchange for 483,124 Class A Units of our Operating Partnership in connection with the amalgamation of our Canadian entities. For more information, see Note 1—Overview to our Consolidated Financial Statements. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were exempt from registration.

Director Independence

While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the New York Stock Exchange (NYSE), consistent with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Morris, Mueller and Perry all meet the relevant definition of “independent.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Principal Auditor

The Audit Committee reviewed the audit and audit-related services performed by BDO and our predecessor auditor, CohnReznick, as well as the fees charged by BDO and CohnReznick for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements for the years ended December 31, 2018 and 2017, and services provided by our predecessor auditor, CohnReznick, for their consent in 2018 and 2017 related to their previous audit report covering the year ended December 31, 2016, as well as other auditor transition fees in 2017, are set forth in the table below:

	BDO USA, LLP For the Year Ended December 31, 2018	CohnReznick, LLP For the Year Ended December 31, 2018	BDO USA, LLP For the Year Ended December 31, 2017	CohnReznick, LLP For the Year Ended December 31, 2017
Audit Fees	$187,199	$17,500	$141,888	$61,500
Audit-Related Fees	—	—	—	30,000
Tax Fees	—	—	—	25,500
All Other Fees	—	—	—	—
Total	$187,199	$17,500	$141,888	$117,000

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

•

Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the Internal Revenue Service (IRS) and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed that do not meet one of the above-described categories.

Audit Committee Pre-Approval Policies

The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve all auditing services performed by the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditor, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

All services rendered by BDO in the year ended December 31, 2018 were pre-approved in accordance with the policies set forth above.

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

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust II, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust II, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Costa Mesa, California

March 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust II, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, equity, and cash flows of Strategic Storage Trust II, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Strategic Storage Trust II, Inc. and Subsidiaries’ operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Los Angeles, California

March 31, 2017

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	December 31,
	2018	2017
ASSETS
Real estate facilities:
Land	$269,522,776	$272,313,395
Buildings	507,580,145	514,648,107
Site improvements	43,193,105	42,717,975
	820,296,026	829,679,477
Accumulated depreciation	(54,264,685)	(34,686,973)
	766,031,341	794,992,504
Construction in process	130,383	92,519
Real estate facilities, net	766,161,724	795,085,023
Cash and cash equivalents	10,272,020	7,355,422
Restricted cash	3,740,188	4,512,990
Other assets, net	14,580,417	5,563,600
Debt issuance costs, net of accumulated amortization	36,907	836,202
Intangible assets, net of accumulated amortization	1,562,781	4,144,601
Total assets	$796,354,037	$817,497,838
LIABILITIES AND EQUITY
Debt, net	$406,084,103	$396,792,902
Accounts payable and accrued liabilities	7,691,990	7,451,849
Due to affiliates	2,203,837	2,965,904
Distributions payable	2,890,395	2,852,100
Total liabilities	418,870,325	410,062,755
Commitments and contingencies (Note 8)
Redeemable common stock	32,226,815	24,497,059
Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 50,437,059 and 49,386,092 shares issued and outstanding at December 31, 2018 and 2017, respectively	50,437	49,386
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,533,790 and 7,350,142 issued and outstanding at December 31, 2018 and 2017, respectively	7,534	7,351
Additional paid-in capital	500,474,807	496,287,890
Distributions	(94,248,326)	(60,561,504)
Accumulated deficit	(62,340,153)	(58,641,776)
Accumulated other comprehensive income	1,390,354	1,369,208
Total Strategic Storage Trust II, Inc. equity	345,334,653	378,510,555
Noncontrolling interests in our Operating Partnership	(77,756)	4,427,469
Total equity	345,256,897	382,938,024
Total liabilities and equity	$796,354,037	$817,497,838

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues:
Self storage rental revenue	$78,473,091	$75,408,257	$45,169,831
Ancillary operating revenue	1,939,166	700,649	261,315
Total revenues	80,412,257	76,108,906	45,431,146
Operating expenses:
Property operating expenses	25,228,704	24,487,854	15,976,950
Property operating expenses – affiliates	10,254,634	10,631,362	5,723,708
General and administrative	4,848,447	3,457,907	2,860,653
Depreciation	20,379,694	19,939,856	11,213,663
Intangible amortization expense	2,422,997	13,512,217	10,864,617
Acquisition expenses – affiliates	72,179	212,577	10,729,535
Other property acquisition expenses	1,054,159	292,022	2,972,523
Total operating expenses	64,260,814	72,533,795	60,341,649
Operating income (loss)	16,151,443	3,575,111	(14,910,503)
Other income (expense):
Interest expense	(18,002,274)	(16,356,565)	(7,445,230)
Interest expense—accretion of fair market value of secured debt	413,353	340,382	386,848
Interest expense—debt issuance costs	(1,582,049)	(2,177,833)	(3,848,286)
Other	(701,203)	(367,385)	(286,438)
Net loss	(3,720,730)	(14,986,290)	(26,103,609)
Net loss attributable to the noncontrolling interests in our Operating Partnership	22,353	122,225	13,224
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(3,698,377)	$(14,864,065)	$(26,090,385)
Net loss per Class A share – basic and diluted	$(0.06)	$(0.27)	$(0.65)
Net loss per Class T share – basic and diluted	$(0.06)	$(0.27)	$(0.65)
Weighted average Class A shares outstanding – basic and diluted	49,902,967	48,781,865	36,828,765
Weighted average Class T shares outstanding – basic and diluted	7,441,250	7,240,953	3,431,714

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net loss	$(3,720,730)	$(14,986,290)	$(26,103,609)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,850,547)	3,947,683	591,721
Foreign currency forward contract gain (loss)	5,251,438	(4,101,495)	86,315
Interest rate swap and cap contract gains (losses)	(379,745)	145,070	699,914
Other comprehensive income (loss)	21,146	(8,742)	1,377,950
Comprehensive loss	(3,699,584)	(14,995,032)	(24,725,659)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	22,226	122,296	12,526
Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(3,677,358)	$(14,872,736)	$(24,713,133)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2018, 2017 and 2016

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2015	20,684,791	$20,685	608,982	$609	$187,434,752	$(3,893,528)	$(17,687,326)	$—	$165,875,192	$(23,244)	$165,851,948	$1,223,483
Gross proceeds from issuance of common stock	25,601,685	25,601	5,892,439	5,892	325,996,530	—	—	—	326,028,023	—	326,028,023	—
Offering costs	—	—	—	—	(32,776,126)	—	—	—	(32,776,126)	—	(32,776,126)	—
Changes to redeemable common stock	—	—	—	—	(10,790,662)	—	—	—	(10,790,662)	—	(10,790,662)	10,790,662
Redemptions of common stock	(112,340)	(112)	—	—	—	—	—	—	(112)	—	(112)	(1,302,463)
Distributions	—	—	—	—	—	(23,771,809)	—	—	(23,771,809)	—	(23,771,809)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,002)	(12,002)	—
Issuance of shares for distribution reinvestment plan	1,000,407	1,000	84,378	85	10,790,662	—	—	—	10,791,747	—	10,791,747	—
Stock compensation expense	—	—	—	—	37,575	—	—	—	37,575	—	37,575	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(26,090,385)	—	(26,090,385)	—	(26,090,385)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(13,224)	(13,224)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	591,721	591,721	—	591,721	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	86,315	86,315	—	86,315	—
Interest rate swap contract gain	—	—	—	—	—	—	—	699,914	699,914	—	699,914	—
Balance as of December 31, 2016	47,174,543	47,174	6,585,799	6,586	480,692,731	(27,665,337)	(43,777,711)	1,377,950	410,681,393	(48,470)	410,632,923	10,711,682
Gross proceeds from issuance of common stock	1,027,612	1,028	564,591	565	17,309,777	—	—	—	17,311,370	—	17,311,370	—
Offering costs	—	—	—	—	(1,748,589)	—	—	—	(1,748,589)	—	(1,748,589)	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	4,875,454	4,875,454	—
Changes to redeemable common stock	—	—	—	—	(16,004,705)	—	—	—	(16,004,705)	—	(16,004,705)	16,004,705
Redemptions of common stock	(181,413)	(181)	(7,360)	(7)	—	—	—	—	(188)	—	(188)	(2,219,328)
Distributions	—	—	—	—	—	(32,896,167)	—	—	(32,896,167)	—	(32,896,167)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(277,290)	(277,290)	—
Issuance of shares for distribution reinvestment plan	1,365,350	1,365	207,112	207	16,004,705	—	—	—	16,006,277	—	16,006,277	—
Stock compensation expense	—	—	—	—	33,971	—	—	—	33,971	—	33,971	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(14,864,065)	—	(14,864,065)	—	(14,864,065)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(122,225)	(122,225)	—

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,947,683	3,947,683	—	3,947,683	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(4,101,495)	(4,101,495)	—	(4,101,495)	—
Interest rate swap contract gain and cap contract gain	—	—	—	—	—	—	—	145,070	145,070	—	145,070	—
Balance as of December 31, 2017	49,386,092	49,386	7,350,142	7,351	496,287,890	(60,561,504)	(58,641,776)	1,369,208	378,510,555	4,427,469	382,938,024	24,497,059
Conversion of OP Units to common stock	483,124	483	—	—	4,253,526	—	—	—	4,254,009	(4,254,009)	—	—
Redemption of interest in subsidiary	—	—	—	—	(125,000)	—	—	—	(125,000)	—	(125,000)	—
Offering costs	—	—	—	—	(16,902)	—	—	—	(16,902)	—	(16,902)	—
Issuance of restricted stock	10,500	11	—	—	—	—	—	—	11	—	11	—
Changes to redeemable common stock	—	—	—	—	(16,055,585)	—	—	—	(16,055,585)	—	(16,055,585)	16,055,585
Redemptions of common stock	(768,313)	(768)	(19,664)	(20)	—	—	—	—	(788)	—	(788)	(8,325,829)
Distributions	—	—	—	—	—	(33,686,822)	—	—	(33,686,822)	—	(33,686,822)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(228,863)	(228,863)	—
Issuance of shares for distribution reinvestment plan	1,325,656	1,325	203,312	203	16,055,585	—	—	—	16,057,113	—	16,057,113	—
Stock compensation expense	—	—	—	—	75,293	—	—	—	75,293	—	75,293	—
Net loss attributable to Strategic Storage II Trust, Inc.	—	—	—	—	—	—	(3,698,377)	—	(3,698,377)	—	(3,698,377)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(22,353)	(22,353)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,850,547)	(4,850,547)	—	(4,850,547)	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	5,251,438	5,251,438	—	5,251,438	—
Interest rate swap and cap contract losses	—	—	—	—	—	—	—	(379,745)	(379,745)	—	(379,745)	—
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$32,226,815

See notes to consolidated financial statements.

Strategic Storage Trust II, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net loss	$(3,720,730)	$(14,986,290)	$(26,103,609)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	22,802,691	33,452,073	22,078,280
Accretion of fair market value adjustment of secured debt	(413,353)	(340,382)	(386,848)
Amortization of debt issuance costs	1,582,049	1,424,790	3,041,890
Expense related to issuance of restricted stock	75,293	33,971	37,575
Unrealized foreign currency and derivative gains	151,777	(288,603)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(1,237,429)	(1,421,813)	(2,171,412)
Accounts payable and accrued liabilities	(794,156)	1,721,910	2,670,699
Due to affiliates	(87,017)	339,357	(41,045)
Net cash provided by (used in) operating activities	18,359,125	19,935,013	(874,470)
Cash flows from investing activities:
Purchase of real estate	—	(49,432,644)	(499,863,176)
Additions to real estate	(1,952,738)	(4,165,926)	(8,264,539)
Deposits on acquisition of real estate	—	—	(250,000)
Investment in joint venture	(3,358,814)	—	—
Settlement of foreign currency hedges	2,132,261	(3,947,758)	—
Net cash used in investing activities	(3,179,291)	(57,546,328)	(508,377,715)
Cash flows from financing activities:
Gross proceeds from issuance of debt	91,229,806	166,186,951	366,898,908
Pay down of debt	(72,513,082)	(130,671,050)	(147,246,450)
Scheduled principal payments on debt	(1,892,622)	(1,564,587)	(430,078)
Debt issuance costs	(1,892,495)	(548,206)	(4,876,499)
Prepaid debt issuance costs	(1,075,000)	—	—
Gross proceeds from issuance of common stock	—	18,879,477	326,806,655
Offering costs	(693,971)	(2,339,113)	(29,771,573)
Redemption of common stock	(7,758,830)	(1,741,113)	(1,066,953)
Distributions paid to common stockholders	(17,566,799)	(16,671,024)	(11,358,337)
Redemption of noncontrolling interest in subsidiary	(125,000)	—	—
Distributions paid to noncontrolling interests in our Operating Partnership	(253,480)	(252,671)	(12,003)
Net cash provided by (used in) financing activities	(12,541,473)	31,278,664	498,943,670
Impact of foreign exchange rate changes on cash and restricted cash	(494,565)	166,258	(171,642)
Change in cash, cash equivalents, and restricted cash	2,143,796	(6,166,393)	(10,480,157)
Cash, cash equivalents, and restricted cash beginning of period	11,868,412	18,034,805	28,514,962
Cash, cash equivalents, and restricted cash end of period	$14,012,208	$11,868,412	$18,034,805
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$17,976,018	$15,994,203	$6,597,500
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$16,057,113	$16,006,277	$10,791,747
Issuance of common stock in exchange for units in our Operating Partnership	$4,254,009	$—	$—
Distributions payable	$2,890,395	$2,852,100	$2,608,609
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$2,774,111	$76,955	$786,229
Redemption of common stock included in accounts payable and accrued liabilities	$1,291,520	$723,733	$245,330
Real estate and construction in process included in accounts payable and accrued liabilities	$617,667	$165,806	$—
Debt and accrued liabilities assumed during purchase of real estate	$—	$39,967,787	$81,356,425
Issuance of units in our Operating Partnership for purchase of real estate facilities	$—	$4,875,454	$—
Offering costs included in due to affiliates	$—	$299,299	$3,171,727
Deposit applied to the purchase of real estate	$—	$250,000	$2,066,260
Offering costs included in accounts payable and accrued liabilities	$—	$1,410	$38,511
Transfer from intangibles to real estate to finalize purchase price allocations	$—	$—	$45,785
Proceeds from issuance of common stock in other assets	$—	$—	$1,567,461
Debt issuance costs included in accounts payable and accrued liabilities	$—	$—	$94,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2018, we had sold approximately 2.7 million Class A Shares and approximately 0.4 million Class T Shares for approximately $27.8 million and $4.2 million, respectively, in our DRP Offering.

We invested the net proceeds from our Offering primarily in self storage facilities. As of December 31, 2018, we owned 83 self storage facilities located in 14 states (Alabama, California, Colorado, Florida, Illinois, Indiana, Maryland, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina and Washington) and Canada (the Greater Toronto Area).

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

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the Toronto Merger (as defined in Note 7) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. On October 1, 2018, in conjunction with the amalgamation of our Canadian entities, Strategic 1031 exchanged 483,124 Class A Units of our Operating Partnership and received 483,124 shares of our Class A common stock.  Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2018 we owned approximately 99.96% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.04% of the common units are owned by our Advisor, and SS Toronto REIT Advisors, Inc. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

Our Property Manager was formed on January 8, 2013 to manage our properties. In addition, the properties we acquired in the SSGT Merger will continue to be operated by the property manager in place at the time of the SSGT Merger. For additional information, see “Subsequent Events—Merger with Strategic Storage Growth Trust, Inc.—Property Manager.” Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property.

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

On October 1, 2018, we entered into a merger agreement with Strategic Storage Growth Trust, Inc., or SSGT, which we refer to as the SSGT Merger. The SSGT Merger was approved by SSGT's stockholders on January 18, 2019, and it was completed on January 24, 2019. See Note 11, Subsequent Events—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Merger.

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

As of December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our Operating Partnership.  As of December 31, 2018, we had not entered into any other contracts/interest that would be deemed to be variable interest in VIEs other than our tenant insurance joint venture and a real estate joint venture, both of which are accounted for under the equity method of accounting.  Please see Note 3 – Real Estate Facilities for further discussion regarding our joint venture with SmartCentres and Note 7 – Related Party Transactions for further discussions regarding our tenant insurance joint venture. Other than these joint ventures, we do not currently have any variable interest relationships with unconsolidated entities or financial partnerships.

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

The value of the tangible assets, consisting of land and buildings is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded $0 and approximately $4.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2018 and 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During 2018, we did not acquire any properties that require capitalization of acquisition related transaction costs that would have previously been expensed under the guidance in effect prior to January 1, 2018.

During the years ended December 31, 2018, 2017, and 2016 we expensed approximately $1.1 million, $0.5 million, and $13.7 million respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2018, 2017, and 2016, no impairment losses were recognized.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2018, the gross amounts allocated to in-place lease intangibles was approximately $33.4 million and accumulated amortization of in-place lease intangibles totaled approximately $31.9 million. As of December 31, 2017, the gross amounts allocated to in-place lease intangibles was approximately $34.0 million and accumulated amortization of in-place lease intangibles totaled approximately $29.8 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2019, 2020, 2021, 2022, 2023, and thereafter is approximately $0.1 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.1 million respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2018 and 2017, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $45,000 and $1.5 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2018 and 2017, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $1.0 million and $0.6 million, respectively.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term equity investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in equity investments not classified as long term are recorded in other income (expense) and totaled approximately ($1.2 million) and none for the years ended December 31, 2018 and 2017, respectively.

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

For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019. For the year ended December 31, 2017 we received redemption requests totaling approximately $2.2 million, (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.

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

The table below summarizes our fixed rate notes payable at December 31, 2018 and 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$200,600,000	$207,357,391	$213,300,000	$218,332,483

As of December 31, 2018, we had an interest rate swap, an interest rate cap, and a net investment hedge (See Notes 5 and 6). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2018, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. We have determined that our self storage rental revenues are not subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 using the modified retrospective approach and its adoption did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and is applied retrospectively to all periods presented. We adopted this guidance on January 1, 2018 present restricted cash along with cash and cash equivalents in our consolidated statements of cash flows.  As a result of adopting the new guidance, approximately $0.5 million and $0.7 million of restricted cash which was previously included as operating cash outflows during the years ended December 31, 2017 and 2016 respectively, and approximately $0.9 million and $1.9 million of restricted cash which was previously included as investing cash outflows during the years ended December 31, 2017 and 2016, respectively, within the consolidated statements of cash flows have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and end of the period.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance under previous GAAP. ASU 2017-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, a reporting entity must apply the amendments in ASU 2017-12 using the modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted ASU 2017-12 effective beginning January 1, 2019. Its adoption did not have a material impact on our consolidated financial statements.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2018 and 2017:

Real estate facilities
Balance at December 31, 2016	$727,455,733
Facility acquisitions	90,112,135
Impact of foreign exchange rate changes	7,731,429
Improvements and additions	4,521,592
Asset disposals	(141,412)
Balance at December 31, 2017	829,679,477
Impact of foreign exchange rate changes	(11,915,703)
Improvements and additions	2,532,252
Balance at December 31, 2018	$820,296,026
Accumulated depreciation
Balance at December 31, 2016	$(14,855,188)
Asset disposals	141,412
Depreciation expense	(19,777,620)
Impact of foreign exchange rate changes	(195,577)
Balance at December 31, 2017	(34,686,973)
Depreciation expense	(20,134,068)
Impact of foreign exchange rate changes	556,356
Balance at December 31, 2018	$(54,264,685)

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

On June 28, 2018, we closed on the East York Lot, which is owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) are each a 50% limited partner and each have an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The Limited Partnership intends to develop a self storage facility on the East York Lot. The value of the land contributed to the Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.  Subsequent to December 31, 2018, we sold our interest in the Limited Partnership to Strategic Storage Trust IV, Inc. (“SST IV”), a REIT sponsored by our Sponsor, for approximately $4.7 million CAD, which represented our total cost incurred related to the Limited Partnership.

2017 Acquisitions

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

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the years ended December 31, 2018, and 2017 as if the Company’s acquisitions that occurred during 2017 had occurred as of January 1, 2016. However, for acquisitions of lease-up properties that were not operational as of these dates, the pro forma information includes these acquisitions as of the date that formal operations began. There were no acquisitions completed during the year ended December 31, 2018. This pro forma information does not purport to represent what our actual results of operations would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Pro forma revenue	$80,412,257	$76,573,381
Pro forma operating expenses	$(61,938,281)	$(59,932,625)
Pro forma net loss attributable to common stockholders	$(1,389,798)	$(2,194,550)

The pro forma financial information for the years ended December 31, 2018 and 2017 were adjusted to exclude none and approximately $0.5 million, respectively, for acquisition related expenses.

Note 5. Debt

The Company’s debt is summarized as follows:

Encumbered Property	December 31, 2018	December 31, 2017	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$11,878,396	$12,076,470	5.73%	9/1/2023	(10)
Amended KeyBank Credit Facility(2)	98,782,500	86,382,500	5.00%	2/20/2019	(10)
Milton fixed rate(3)	—	5,238,606	N/A	N/A
Burlington I fixed rate(3)	—	5,120,423	N/A	N/A
Burlington I variable rate(3)	—	2,402,418	N/A	N/A
Oakville I variable rate(3)	—	8,019,489	N/A	N/A
Burlington II and Oakville II variable rate(3)	—	12,834,819	N/A	N/A
Oakland and Concord loan(4)	19,483,127	19,960,190	3.95%	4/10/2023	(10)
KeyBank CMBS Loan(5)	95,000,000	95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(6)	52,000,000	52,000,000	4.65%	5/1/2027
$11M KeyBank Subordinate Loan(7)	11,000,000	11,000,000	6.25%	6/1/2020	(10)
Midland North Carolina CMBS Loan(8)	47,249,999	47,249,999	5.31%	8/1/2024
Dufferin loan(3)	—	11,172,315	N/A	N/A
Mavis loan(3)	—	9,416,609	N/A	N/A
Brewster loan(3)	—	6,154,532	N/A	N/A
Granite variable rate loan(3)	—	7,101,614	N/A	N/A
Centennial variable rate loan(3)	—	6,377,780	N/A	N/A
Canadian CitiBank Loan(9)	72,846,480	—	4.46%	10/9/2020
Premium on secured debt, net	1,228,996	1,646,988
Debt issuance costs, net	(3,385,395)	(2,361,850)
Total debt	$406,084,103	$396,792,902

(1)	Fixed rate debt with principal and interest payments due monthly. This promissory note is encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II.
(2)

As of December 31, 2018, this facility encumbers 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral).

(3)

Canadian Dollar denominated loans shown above in USD based on the foreign exchange rate in effect as of December 31, 2017. Variable rate loans are based on Canadian Prime or Canadian Dealer Offered Rate (“CDOR”). These loans were paid off in full with the proceeds from the Canadian CitiBank loan in October 2018.

(4)	This loan was assumed during the acquisition of the Oakland and Concord properties, along with an interest rate swap with USAmeriBank that fixes the interest rate at 3.95%.
(5)

This fixed rate loan encumbers 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II) with monthly interest only payments until September 2021, at which time both interest and principal payments will be due monthly. The separate assets of these encumbered properties are not available to pay our other debts. The equity interests in the entities that own these encumbered properties are pledged as collateral in the $11M KeyBank Subordinate Loan. See footnote 7, below.

(6)

This fixed rate loan encumbers five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray) with monthly interest only payments until June 2022, at which time both interest and principal payments will be due monthly. The separate assets of these encumbered properties are not available to pay our other debts. The equity interests in the entities that own these encumbered properties are pledged as collateral in the $11M KeyBank Subordinate Loan. See footnote 7, below.

(7)

This variable rate loan encumbers 49% of the equity interest in the entities that own the 34 properties (the 29 properties encumbered by the KeyBank CMBS Loan and the five properties encumbered by the KeyBank Florida CMBS Loan), and is subordinate to the existing KeyBank CMBS Loan and KeyBank Florida CMBS Loan.

(8)

This fixed rate loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments will be due monthly.

(9)

This variable rate loan encumbers our 10 Canadian properties and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2018. We have a CAD $99.3 million interest rate cap that caps CDOR at 3.0% until October 15, 2021. The separate assets of these encumbered properties are not available to pay our other debts.

(10)	On January 24, 2019, these loans were paid off in full in conjunction with the SSGT Mergers. See Note 11 for additional information.

The weighted average interest rate on our consolidated debt as of December 31, 2018 was approximately 4.64%.  We are subject to certain restrictive covenants relating to the outstanding debt.

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

The Amended KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on December 22, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the Amended KeyBank Credit Facility (the “Amended Credit Agreement”). On October 29, 2018, we amended our Amended KeyBank Credit Facility to extend the maturity date until February 20, 2019 and reduce the maximum borrowing capacity from $145 million to $110 million. As of December 31, 2018, we had approximately $98.8 million in borrowings outstanding under the Amended KeyBank Credit Facility. On January 24, 2019, we paid off and terminated the Amended KeyBank Credit Facility in conjunction with the SSGT Mergers. See Note 11 for additional information.

Payments due pursuant to the Amended KeyBank Credit Facility are interest-only. The Amended KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Amended Credit Agreement). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Amended Credit Agreement). The Applicable Rate corresponds to our total leverage, as specified in the Amended Credit Agreement. For any ABR Loans, the Applicable Rate is 125 basis points if our total leverage is less than 50%, and 150 basis points if our leverage is greater than 50%. For any Eurodollar Loan, the Applicable Rate is 225 basis points if our total leverage is less than 50% and 250 basis points if our total leverage is greater than 50%.

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

During 2017, our Operating Partnership purchased an interest rate cap with an effective date of July 1, 2017 and a notional amount of $90 million that capped LIBOR at 1.25% through December 22, 2018.

Canadian CitiBank Loan

On October 11, 2018, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering our 10 properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. We also have the right to receive future advances in the aggregate amount of up to $12.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

The CitiBank Loan Agreement is a term loan that matures on October 9, 2020, which may, in certain circumstances, be extended at our option for three consecutive terms of one year each. Monthly payments due under the CitiBank Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date.

The amounts outstanding under the CitiBank Loan Agreement bear interest at a rate equal to the sum of the “CDOR” (as defined in the CitiBank Loan Agreement) and 2.25%. If we exercise our third extension option, the interest rate shall be increased by 0.25%. In addition, pursuant to the requirements of the CitiBank Loan Agreement, we purchased an interest rate cap with a notional amount of $99.3 million CAD, with an effective date of October 11, 2018, whereby the CDOR is capped at 3.00% through October 15, 2021.

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2018:

2019	$99,690,629
2020	85,209,014
2021	1,983,016
2022	3,635,428
2023	31,629,204
2024 and thereafter	186,093,211
Total payments	408,240,502
Premium on secured debt, net	1,228,996
Debt issuance costs, net	(3,385,395)
Total	$406,084,103

On January 24, 2019, in conjunction with the SSGT Mergers, we entered into various financings and repaid the Raleigh/Myrtle Beach promissory note, the Amended KeyBank Credit Facility, the Oakland and Concord loan, and the $11M KeyBank Subordinate Loan. See Note 11 – Subsequent Events. The following table presents the future principal payment requirements on outstanding debt subsequent to these debt transactions:

2019	$201,712
2020	73,473,891
2021	6,144,512
2022	399,004,091
2023	3,291,903
2024 and thereafter	290,093,211
Total payments	$772,209,320

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

We do not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations and were none and approximately $290,000 for the years ended December 31, 2018 and 2017 respectively.

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

The following table summarizes the terms of our derivative financial instruments as of December 31, 2018:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$19,483,127	(2)	3.95%	May 18, 2016	April 10, 2023
Interest Rate Cap:
CDOR Cap	99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$90,000,000	(1)	1.2846	March 28, 2018	January 28, 2019	(3)

(1)	Notional amounts shown are denominated in CAD.
(2)	The Oakland and Concord loan interest rate swap was settled on January 24, 2019 in conjunction with the SSGT Merger. See Note 11 – Subsequent Events.
(3)

We settled this foreign currency forward on January 25, 2019 and received a settlement of approximately $2.1 million. In conjunction with the settlement, we entered into a new foreign currency forward contract with a notional amount of $95 million CAD, a maturity date of December 20, 2019, and a forward rate of approximately 1.3173.  See Note 11 – Subsequent Events.

During the quarter ended September 30, 2017, we settled our existing foreign currency forward contract, which resulted in us paying a net settlement of approximately $5.5 million, and simultaneously entered into another foreign currency forward contract with a notional amount of $101 million CAD, and a forward rate of approximately 1.2526. We settled the $101 million CAD foreign currency forward on March 28, 2018, receiving a net settlement of approximately $2.2 million and simultaneously entered the $90 million CAD foreign currency forward.   A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency forward contract gain (loss) in our consolidated statements of comprehensive loss, and a gain of approximately $965,000 and a loss of approximately $125,000 related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2017:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$19,960,190		3.95%	May 18, 2016	April 10, 2023
Dufferin loan	14,025,000	(1)	3.21%	February 1, 2017	May 31, 2019	(2)
Mavis loan	11,821,000	(1)	3.21%	February 1, 2017	May 31, 2019	(2)
Brewster loan	7,726,000	(1)	3.21%	February 1, 2017	May 31, 2019	(2)
Interest Rate Cap:
LIBOR	$90,000,000		1.25%	July 1, 2017	December 22, 2018
Foreign Currency Forward:
Denominated in CAD	$101,000,000	(1)	1.2526	August 31, 2017	March 29, 2018

(1)	Notional amount shown is denominated in CAD.
(2)	These interest rate swaps were settled on October 11, 2018 in conjunction with the Canadian CitiBank Loan refinance for a net settlement of approximately $0.2 million. See Note 11 – Subsequent Events.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2018 and 2017:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	December 31, 2018	December 31, 2017
Interest Rate Swaps
Other assets	$361,802	$455,526
Accounts payable and accrued liabilities	—	6,320
Interest Rate Caps
Other assets	87,808	472,501
Foreign Currency Forwards
Other assets	4,016,806	—
Accounts payable and accrued liabilities	—	67,092

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to the Advisory Agreement, our Advisor is obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the years ended December 31, 2016, 2017, and 2018, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

Property Management Agreement

Since inception, our Property Manager has served as the property manager for each of our properties pursuant to separate property management agreements. In addition, the properties we acquired in the SSGT Merger will continue to be operated by the property manager in place at the time of the SSGT Merger. For additional information, see “Subsequent Events—Merger with Strategic Storage Growth Trust, Inc.—Property Manager.” From October 1, 2015 through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property. Effective October 1, 2017, our Property Manager terminated its sub-property management agreements with Extra Space. Our Property Manager now manages all our properties directly. In addition, an affiliate of our Property Manager reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we began using the “SmartStop® Self Storage” brand at our properties in the United States effective October 1, 2017. In connection with these terminations, each property management agreement that was subject to a sub-property management agreement with Extra Space was amended and, where applicable, we paid Extra Space a termination fee, as described below.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2017 and 2018, and any related amounts payable as of December 31, 2017 and 2018:

	Year Ended December 31, 2017			Year Ended December 31, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,090,366	$751,010	$345,864	$2,199,596	$2,336,075	$209,385
Transfer Agent fees	—	—	—	352,300	302,839	49,461
Asset management fees	5,346,280	5,346,280	—	5,445,528	5,445,528	—
Property management fees(1)	5,285,082	5,285,082	—	4,809,106	4,809,106	—
Acquisition expenses	212,577	212,577	—	72,179	72,179	—
Capitalized
Acquisition costs	—	—	—	48,664	48,664	—
Additional Paid-in Capital
Selling commissions	966,516	966,516	—	—	—	—
Dealer Manager fee	353,167	513,881	—	—	—	—
Stockholder servicing fee(2)	299,299	690,272	2,620,040	—	675,049	1,944,991
Offering costs	33,466	33,466	—	—	—	—
Total	$13,586,753	$13,799,084	$2,965,904	$12,927,373	$13,689,440	$2,203,837

(1)

During the years ended December 31, 2018 and 2017, property management fees included approximately none and $3.2 million of fees paid to the sub-property manager of our properties, respectively. This includes the costs incurred related to the change in property management of approximately $0.8 million during 2017.

(2)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

Tenant Insurance

We offer a tenant insurance plan to customers at our properties. In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March 2018, Strategic Storage TI Services II JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI II, LLC (“SS TI II”).  Under the terms of the TI Joint Venture agreement, the TRS receives 50% of the net economics generated from such tenant insurance and SS TI II receives the other 50% of such net economics.  The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. For the years ended December 31, 2018 and 2017, we recorded net revenues of approximately $1.5 million and $0.3 million, respectively, related to tenant insurance which was included in ancillary operating revenue in the consolidated statements of operations. For the years ended December 31, 2018 and 2017, an affiliate of our Property Manager received net tenant insurance revenues of approximately $1.5 million and $0.3 million, respectively. In addition, in future periods, we expect to share equally in the net revenue attributable to the sale of tenant insurance at the properties we acquired in the SSGT Merger on substantially similar terms as set forth above. For additional information, see “Subsequent Events—Merger with Strategic Storage Growth Trust, Inc.—Property Manager.”

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the year ended December 31, 2018, we paid approximately $43,000 in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

In connection with the Toronto Merger, we entered into guarantees, dated as of February 1, 2017 (the “Guarantees”), under which we agreed to guarantee certain obligations of SS Toronto. The SS Toronto loans consist of (i) term loans totaling approximately $34.8 million CAD pursuant to promissory notes executed by SS Toronto in favor of Bank of Montreal on June 3, 2016, and (ii) mortgage financings in the aggregate amount of up to $17.7 million CAD pursuant to two promissory notes executed by subsidiaries of SS Toronto in favor of DUCA Financial Services Credit Union Ltd. on June 3, 2016. These loans were paid off in full on October 11, 2018 in conjunction with the Canadian CitiBank loan. Please see Note 5 for more information.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 19, 2018, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $10.65 per Class A Share and Class T Share. We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of December 31, 2018, we had sold approximately 2.7 million Class A Shares and approximately 0.4 million Class T Shares through our DRP Offering.

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

For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019. For the year ended December 31, 2017 we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.

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

Note 9. Declaration of Distributions

On December 20, 2018, our board of directors declared a distribution rate for the first quarter of 2019 of $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2019 and continuing on each day thereafter through and including March 31, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2018 and 2017:

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$19,866,457	$20,045,516	$20,313,069	$20,187,215
Total operating expenses	$16,010,116	$16,605,713	$15,836,436	$15,808,549
Operating income	$3,856,341	$3,439,803	$4,476,633	$4,378,666
Net loss	$(667,047)	$(1,437,330)	$(457,278)	$(1,159,075)
Net loss attributable to common stockholders	$(661,203)	$(1,427,056)	$(451,424)	$(1,158,694)
Net loss per Class A Share-basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Net loss per Class T Share-basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$17,707,546	$19,076,777	$19,939,512	$19,385,071
Total operating expenses	$18,259,683	$18,085,017	$19,197,777	$16,991,318
Operating income (loss)	$(552,137)	$991,760	$741,735	$2,393,753
Net loss	$(5,221,480)	$(3,538,491)	$(3,875,164)	$(2,351,155)
Net loss attributable to common stockholders	$(5,191,114)	$(3,502,661)	$(3,840,775)	$(2,329,515)
Net loss per Class A Share-basic and diluted	$(0.09)	$(0.06)	$(0.07)	$(0.04)
Net loss per Class T Share-basic and diluted	$(0.09)	$(0.06)	$(0.07)	$(0.04)

Note 11. Subsequent Events

Distribution Declaration

On March 18, 2019, our board of directors declared a distribution rate for the second quarter of 2019 of $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2019 and continuing on each day thereafter through and including June 30, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Merger with Strategic Storage Growth Trust, Inc.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT sponsored by our Sponsor, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the SSGT Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).

At the effective time of the SSGT REIT Merger (the “SSGT REIT Merger Effective Time”), each share of SSGT common stock, par value $0.001 per share (the “SSGT Common Stock”), outstanding immediately prior to the SSGT REIT Merger Effective Time (other than shares owned by SSGT and its subsidiaries or us and our subsidiaries) was automatically converted into the right to receive an amount in cash equal to $12.00, without interest and less any applicable withholding taxes (the “SSGT Merger Consideration”), which represents a total purchase price of approximately $350 million (which includes outstanding debt of SSGT of approximately $19.2 million that was repaid at closing, and approximately $5.0 million of debt assumed, excluding transaction costs). Immediately prior to the SSGT REIT Merger Effective Time, all shares of SSGT Common Stock that were subject to vesting and other restrictions also became fully vested and converted into the right to receive the SSGT Merger Consideration upon the SSGT REIT Merger.

At the effective time of the SSGT Partnership Merger, each outstanding unit of partnership interest in SSGT OP was converted automatically into 1.127 units of partnership interest in our Operating Partnership.

As a result of the SSGT Mergers, we acquired all of the real estate owned by SSGT, consisting of 28 operating self storage facilities located in 10 states and in the Greater Toronto, Canada area, and one development property in the Greater Toronto Area. Additionally, we obtained the rights to acquire a self storage facility currently under development located in Gilbert, Arizona that was previously under contract with SSGT. We expect the acquisition to close in the second quarter of 2019 after the construction is complete and a certificate of occupancy has been issued

On January 24, 2019, we, through certain wholly-owned special purpose entities, entered into various financings (defined below), as follows:

Merger Financings	Principal Borrowing as of Merger Date	Interest Rate		Maturity Date
CMBS SASB Loan	$235,000,000	5.5%	(1)	2/9/2022
CMBS Loan	104,000,000	5.0%	(2)	2/1/2029
Secured Loan	89,178,000	5.1%	(1)	1/24/2022
Senior Term Loan	72,000,000	6.85%	(1)	1/24/2022
Total	$500,178,000

(1)	Interest rate shown for this variable rate loan is the rate in effect as of January 24, 2019.
(2)	Fixed rate debt with interest only payments.

As described above, we entered into these financings (the “SSGT Merger Financings”) for an aggregate initial draw of approximately $500.2 million. The proceeds from such SSGT Merger Financings were primarily used to facilitate the SSGT Mergers as described, including the payment of the SSGT Merger Consideration and the repayment, in full, of certain of our debt, as follows:

Merger Financings	Principal Repaid	Original Maturity Date
Raleigh/Myrtle Beach promissory note	$11,862,471	9/1/2023
Amended KeyBank Credit Facility	98,782,500	2/1/2029
Oakland and Concord loan	19,443,753	4/10/2023
$11M KeyBank Subordinate Loan	11,000,000	6/1/2020
Total	$141,088,724

CMBS SASB Loan

This loan is a $235 million commercial mortgage-backed securities (“CMBS”), single-asset/single-borrower (“SASB”) financing (the “CMBS SASB Loan”) with KeyBank, National Association (“KeyBank”) and Citi Real Estate Funding Inc. or its affiliates (“Citibank”), as lender (together, the “CMBS SASB Lenders”), comprised of (A) a mortgage loan in the amount of $180 million (the “CMBS SASB Mortgage Loan”) and (B) a mezzanine loan in the amount of $55 million (the “CMBS SASB Mezzanine Loan”).  The CMBS SASB Mortgage Loan is secured by a first mortgage or deed of trust on each of 29 wholly owned properties (the “CMBS SASB Properties”), and the CMBS SASB Mezzanine Loan is secured by a pledge of the equity interests in the 29 special purpose entities that own the CMBS SASB Properties. Each loan has a maturity date of February 9, 2022, which may, in certain circumstances, be extended at the option of the respective borrower for two consecutive terms of one year each, as set forth in the respective loan agreement (collectively, the “CMBS SASB Loan Agreements”). Monthly payments due under the CMBS SASB Loan Agreements are interest-only, with the full principal amount becoming due and payable on the respective maturity date.

The amounts outstanding under the CMBS SASB Loan Agreements bear interest at an annual rate equal to LIBOR (approximately 2.5% as of January 24, 2019) plus 3%. In addition, pursuant to the requirements of the CMBS SASB Loan Agreements: (a) the borrower with respect to the CMBS SASB Mortgage Loan has purchased an interest rate cap with a notional amount of $180 million, with an effective date of January 24, 2019, whereby LIBOR is capped at 3% through February 15, 2022 and (b) the borrower with respect to the CMBS SASB Mezzanine Loan has purchased an interest rate cap with a notional amount of $55 million, with an effective date of January 24, 2019, whereby LIBOR is capped at 3% through February 15, 2022. None of the CMBS SASB Loan may be prepaid, in whole or in part, without satisfying certain conditions as set forth in the respective CMBS SASB Loan Agreements, such as the payment of a spread maintenance premium if the prepayment is made within the first two years. Thereafter the CMBS SASB Loan may be prepaid in whole or in part at par without penalty.

The loan documents for the CMBS SASB Loan contain: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranties, with respect to the CMBS SASB Mortgage Loan (the “CMBS SASB Mortgage Loan Guaranty”), and with respect to the CMBS SASB Mezzanine Loan (the “CMBS SASB Mezzanine Loan Guaranty” and collectively the “CMBS SASB Guarantees”), each dated January 24, 2019, in favor of the CMBS SASB Lenders, the Company serves as a non-recourse guarantor with respect to each of the CMBS SASB Mortgage Loan and the CMBS SASB Mezzanine Loan and is subject to certain net worth and liquidity requirements, each as described in the CMBS SASB Guarantees.

CMBS Loan

The CMBS loan is a $104 million CMBS financing with KeyBank as lender (the “CMBS Lender”) pursuant to a mortgage loan (the “CMBS Loan”), and is secured by a first mortgage or deed of trust on each of 10 wholly owned properties. The loan has a maturity date of February 1, 2029. Monthly payments due under the loan agreement (the “CMBS Loan Agreement”) are interest-only, with the full principal amount becoming due and payable on the maturity date.

The amounts outstanding under the CMBS Loan bear interest at an annual fixed rate equal to 5%. Commencing two years after securitization, the CMBS Loan may be defeased in whole, but not in part, subject to certain conditions as set forth in the CMBS Loan Agreement.

The loan documents for the CMBS Loan contain: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty dated January 24, 2019, in favor of the CMBS Lender, the Company serves as a non-recourse guarantor with respect to the CMBS Loan.

Secured Loan

This represents secured financing with KeyBank, Fifth Third Bank (“Fifth Third”), and SunTrust Bank (“SunTrust”) as equal co-lenders (the “Secured Lenders”) for an amount up to approximately $96.4 million pursuant to a mortgage loan (the “Secured Loan”). The Secured Loan is secured by a first mortgage or deed of trust on each of 16 wholly owned properties. An additional property will be mortgaged upon its anticipated acquisition later this year, subject to the terms of the loan agreement (the “Secured Loan Agreement”) and we will have the right to draw an additional approximately $5.7 million. The loan has a maturity date of January 24, 2022, which may, in certain circumstances, be extended at the option of the borrower for one additional term equal to one year, as set forth in the Secured Loan Agreement. Monthly payments due under the Secured Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of approximately $89.2 million was made under the Secured Loan.

In general, the amounts outstanding under the Secured Loan Agreement bear interest at an annual rate equal to LIBOR plus 2.5%. On January 24, 2019, the borrowers entered into an interest rate swap arrangement with a notional amount of approximately $89.2 million, such that LIBOR is fixed at approximately 2.6% until August 1, 2020, resulting in an annual interest rate equal to approximately 5.1%. The Secured Loan may be prepaid at any time, subject to certain conditions as set forth in the Secured Loan Agreement.

The loan documents for the Secured Loan contain: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In particular, the Secured Loan Agreement imposes certain requirements on the Company such as a total leverage ratio, tangible net worth and liquidity requirements, fixed charge coverage ratios and limits on the amount of unhedged variable rate debt exposure. In addition, and pursuant to the terms of the full recourse guaranty (the “Secured Loan Guaranty”), dated January 24, 2019, in favor of the Secured Lenders, we, along with our Operating Partnership serve as full recourse guarantors with respect to the Secured Loan.

Senior Term Loan

We along with our Operating Partnership entered into a financing for an amount up to $87.7 million with KeyBank and SunTrust, as co-lenders (the “Senior Term Lenders”), pursuant to a senior term loan (the “Senior Term Loan”). The Senior Term Loan is secured by a pledge of 49% of the equity interests in our property-owning special purpose entities, other than those that own the CMBS SASB Properties. The net proceeds from certain capital events (after payment of transaction costs) must be applied to repayment of the Senior Term Loan, except in certain transactions whereby up to $50 million in equity issuances by us and our Operating Partnership may be excluded (the “Capital Event Net Proceeds”). In addition, the Senior Term Loan is secured by a pledge of the Capital Event Net Proceeds. The Senior Term Loan was made pursuant to a loan agreement with a maturity date of January 24, 2022 (the “Senior Term Loan Agreement”). Monthly payments due under the Senior Term Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of $72.0 million was made under the Senior Term Loan and we have the right to draw an additional $15.7 million as set forth in the Senior Term Loan Agreement.

In general, the amounts outstanding under the Senior Term Loan Agreement bear interest at an annual rate equal to LIBOR plus 4.25%. On January 24, 2019, we entered into an interest rate swap arrangement with a notional amount of $72 million, such that LIBOR is fixed at approximately 2.6% until August 1, 2020, resulting in an annual interest rate equal to approximately 6.85%. The Senior Term Loan may be prepaid at any time, subject to certain conditions as set forth in the Senior Term Loan Agreement.

The loan documents for the Senior Term Loan contain: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In particular, the Senior Loan Agreement imposes certain requirements such as a total leverage ratio, tangible net worth and liquidity requirements, fixed charge coverage ratios and limits on the amount of unhedged variable rate debt exposure. The Senior Term Loan is fully recourse to us and our Operating Partnership.

Property Manager

The properties that we acquired in the SSGT Mergers will continue to be operated by SS Growth Property Management, LLC, which is 100% owned by our Sponsor (the “GT Property Manager”) and is an affiliate of our Property Manager. The property management agreements in place for such properties are on substantially similar terms as the property management agreements in place with our Property Manager. In addition, SSGT and the GT Property Manager had a joint venture in place with respect to the tenant insurance on substantially similar terms as our TI Joint Venture (the “GT TI Joint Venture”). As a result of the SSGT Mergers, we will derive a benefit from the GT TI Joint Venture in the same way as our TI Joint Venture.

Foreign Currency Hedging Activity

On January 25, 2019, we settled our foreign currency forward contract which resulted in us receiving a settlement of approximately $2.1 million. In conjunction with the settlement, we entered into a new foreign currency forward contract. The new foreign currency forward contract has a notional amount of $95 million CAD, a maturity date of December 20, 2019, and a forward rate of approximately 1.3173.

Potential Sale of San Antonio II Property

On February 5, 2019, we executed a purchase and sale agreement (the “San Antonio II Sale Agreement”) with an unaffiliated third party (the “Buyer”) for the sale of a self storage facility and industrial warehouse/office space we own in San Antonio, Texas (the “San Antonio II Property”). The San Antonio II Property was acquired by us in the SSGT Merger.

The sale price for the San Antonio II Property is approximately $16.1 million, less closing costs. The Buyer made a deposit of $100,000 in connection with the execution of the San Antonio II Sale Agreement. The San Antonio II Sale Agreement provides for a due diligence period of approximately three months during which the Buyer may terminate the San Antonio II Sale Agreement (with a full return of the earnest money), for any reason. The current outside closing date is during the second half of 2019, although such closing may occur earlier upon satisfaction of certain conditions. The San Antonio II Sale Agreement is subject to various contingencies and we cannot provide assurance whether or when this transaction will occur.

Distribution Reinvestment Plan Offering Status

As of March 22, 2019, in connection with our DRP Offering, we had issued approximately 3.0 million Class A Shares of our common stock and approximately 0.5 million Class T Shares of our common stock for gross proceeds of approximately $31.3 million and approximately $4.8 million, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

			Initial Cost to Company					Gross Carrying Amount at December 31, 2018
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$1,144,827	$531,000	$1,891,000	$2,422,000	$111,669		$531,000	$2,002,669	$2,533,669	$322,028	2004	11/3/2014
Cary	NC	2,456,293	1,064,000	3,301,000	4,365,000	98,853		1,064,000	3,399,853	4,463,853	520,480	1998/2005/2006	11/3/2014
Raleigh	NC	2,106,920	1,186,000	2,540,000	3,726,000	156,961		1,186,000	2,696,961	3,882,961	489,525	1999	11/3/2014
Myrtle Beach I	SC	3,192,639	1,482,000	4,476,000	5,958,000	211,345		1,482,000	4,687,345	6,169,345	754,592	1998/2005-2007	11/3/2014
Myrtle Beach II	SC	2,977,717	1,690,000	3,654,000	5,344,000	159,139		1,690,000	3,813,139	5,503,139	632,911	1999/2006	11/3/2014
Whittier	CA	4,979,473	2,730,000	2,916,875	5,646,875	217,322		2,730,000	3,134,197	5,864,197	529,889	1989	2/19/2015
La Verne	CA	3,415,843	1,950,000	2,036,875	3,986,875	242,697		1,950,000	2,279,572	4,229,572	395,844	1986	1/23/2015
Santa Ana	CA	5,648,721	4,890,000	4,006,875	8,896,875	204,137		4,890,000	4,211,012	9,101,012	724,284	1978	2/5/2015
Upland	CA	3,919,871	2,950,000	3,016,875	5,966,875	319,527		2,950,000	3,336,402	6,286,402	580,123	1979	1/29/2015
La Habra	CA	3,955,410	2,060,000	2,356,875	4,416,875	146,324		2,060,000	2,503,199	4,563,199	396,558	1981	2/5/2015
Monterey Park	CA	2,810,776	2,020,000	2,216,875	4,236,875	197,205		2,020,000	2,414,080	4,434,080	376,344	1987	2/5/2015
Huntington Beach	CA	7,542,052	5,460,000	4,856,875	10,316,875	266,705		5,460,000	5,123,580	10,583,580	809,144	1986	2/5/2015
Chico	CA	1,266,310	400,000	1,336,875	1,736,875	220,555		400,000	1,557,430	1,957,430	260,182	1984	1/23/2015
Lancaster	CA	1,841,786	200,000	1,516,875	1,716,875	306,462		200,000	1,823,337	2,023,337	326,770	1980	1/29/2015
Riverside	CA	2,524,250	370,000	2,326,875	2,696,875	309,957		370,000	2,636,832	3,006,832	422,937	1985	1/23/2015
Fairfield	CA	2,983,998	730,000	2,946,875	3,676,875	89,177		730,000	3,036,052	3,766,052	488,508	1984	1/23/2015
Lompoc	CA	3,016,379	1,000,000	2,746,875	3,746,875	106,087		1,000,000	2,852,962	3,852,962	453,629	1982	2/5/2015
Santa Rosa	CA	7,941,515	3,150,000	6,716,875	9,866,875	187,216		3,150,000	6,904,091	10,054,091	1,098,855	1979-1981	1/29/2015
Vallejo	CA	2,775,764	990,000	3,946,875	4,936,875	148,563		990,000	4,095,438	5,085,438	653,024	1981	1/29/2015
Federal Heights	CO	2,565,370	1,100,000	3,346,875	4,446,875	242,498		1,100,000	3,589,373	4,689,373	645,219	1983	1/29/2015
Aurora	CO	5,152,327	810,000	5,906,875	6,716,875	359,669		810,000	6,266,544	7,076,544	970,790	1984	2/5/2015
Littleton	CO	2,286,478	1,680,000	2,456,875	4,136,875	212,906		1,680,000	2,669,781	4,349,781	439,666	1985	1/23/2015
Bloomingdale	IL	2,551,418	810,000	3,856,874	4,666,874	288,940		810,000	4,145,814	4,955,814	633,459	1987	2/19/2015
Crestwood	IL	1,719,742	250,000	2,096,875	2,346,875	264,444		250,000	2,361,319	2,611,319	388,300	1987	1/23/2015
Forestville	MD	3,757,442	1,940,000	4,346,875	6,286,875	666,261		1,940,000	5,013,136	6,953,136	913,779	1988	1/23/2015
Warren I	MI	2,119,573	230,000	2,966,875	3,196,875	394,874		230,000	3,361,749	3,591,749	504,476	1996	5/8/2015
Sterling Heights	MI	2,491,132	250,000	3,286,875	3,536,875	686,396		250,000	3,973,271	4,223,271	557,880	1977	5/21/2015
Troy	MI	3,654,932	240,000	4,176,875	4,416,875	170,044		240,000	4,346,919	4,586,919	650,804	1988	5/8/2015
Warren II	MI	2,438,850	240,000	3,066,875	3,306,875	646,847		240,000	3,713,722	3,953,722	572,537	1987	5/8/2015
Beverly	NJ	1,530,882	400,000	1,696,875	2,096,875	174,938		400,000	1,871,813	2,271,813	261,779	1988	5/28/2015
Everett	WA	2,978,785	2,010,000	2,956,875	4,966,875	517,609		2,010,000	3,474,484	5,484,484	522,118	1986	2/5/2015
Foley	AL	4,450,700	1,839,000	5,717,000	7,556,000	575,504		1,839,000	6,292,504	8,131,504	853,151	1985/1996/2006	9/11/2015
Tampa	FL	1,756,018	718,244	2,257,471	2,975,715	476,023		718,244	2,733,494	3,451,738	335,706	1985	11/3/2015
Boynton Beach	FL	8,688,004	1,983,491	15,232,817	17,216,308	373,348		1,983,491	15,606,165	17,589,656	1,413,264	2004	1/7/2016
Lancaster II	CA	2,546,205	670,392	3,711,424	4,381,816	195,671		670,392	3,907,095	4,577,487	457,215	1991	1/11/2016
Milton(2)	ONT	5,061,840	1,452,870	7,929,810	9,382,679	340,370	(3)	1,481,321	8,241,728	9,723,049	711,152	2006	2/11/2016
Burlington I(2)	ONT	8,069,600	3,293,267	10,278,861	13,572,128	332,301	(3)	3,357,759	10,546,670	13,904,429	947,486	2011	2/11/2016
Oakville I(2)	ONT	5,575,360	2,655,215	13,072,458	15,727,673	2,065,841	(3)	2,707,211	15,086,303	17,793,514	1,355,970	2016	2/11/2016
Oakville II(2)	ONT	6,529,040	2,983,307	9,346,283	12,329,590	(45,039)	(3)	2,958,105	9,326,446	12,284,551	852,113	2004	2/29/2016
Burlington II(2)	ONT	4,034,800	2,944,035	5,125,839	8,069,874	(64,800)	(3)	2,919,165	5,085,909	8,005,074	462,855	2008	2/29/2016

			Initial Cost to Company				Gross Carrying Amount at December 31, 2018
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Xenia	OH	1,620,848	275,493	2,664,693	2,940,185	5,250	275,493	2,669,942	2,945,435	291,045	2003	4/20/2016
Sidney	OH	1,011,171	255,246	1,806,349	2,061,595	73,319	255,246	1,879,668	2,134,914	291,946	2003	4/20/2016
Troy	OH	1,591,108	150,666	2,596,010	2,746,676	28,949	150,666	2,624,959	2,775,625	323,687	2003	4/20/2016
Greenville	OH	976,474	82,598	1,909,466	1,992,064	32,410	82,598	1,941,876	2,024,474	205,059	2003	4/20/2016
Washington Court House	OH	1,159,873	255,456	1,882,203	2,137,658	14,515	255,456	1,896,717	2,152,173	210,622	2003	4/20/2016
Richmond	IN	1,734,852	223,159	2,944,379	3,167,538	23,738	223,159	2,968,117	3,191,276	336,197	2003	4/20/2016
Connersville	IN	941,777	155,533	1,652,290	1,807,824	16,544	155,533	1,668,835	1,824,368	190,996	2003	4/20/2016
Port St. Lucie I	FL	4,213,213	2,589,781	6,339,578	8,929,360	99,207	2,589,781	6,438,786	9,028,567	604,801	1999	4/29/2016
Sacramento	CA	4,039,728	1,205,209	6,616,767	7,821,975	94,884	1,205,209	6,711,650	7,916,859	575,820	2006	5/9/2016
Oakland	CA	5,177,736	5,711,189	6,902,446	12,613,636	72,497	5,711,189	6,974,944	12,686,133	600,516	1979	5/18/2016
Concord	CA	14,305,391	19,090,003	17,202,868	36,292,871	140,515	19,090,003	17,343,383	36,433,386	1,541,538	1988/1998	5/18/2016
Pompano Beach	FL	9,209,792	3,947,715	16,656,002	20,603,718	75,286	3,947,715	16,731,289	20,679,004	1,286,701	1979	6/1/2016
Lake Worth	FL	10,927,852	12,108,208	10,804,173	22,912,381	96,035	12,108,208	10,900,208	23,008,416	1,165,339	1998/2003	6/1/2016
Jupiter	FL	12,316,124	16,029,881	10,556,833	26,586,714	79,700	16,029,881	10,636,533	26,666,414	948,016	1992/2012	6/1/2016
Royal Palm Beach	FL	10,320,221	11,425,394	13,275,322	24,700,716	50,830	11,425,394	13,326,152	24,751,546	1,346,590	2001/2003	6/1/2016
Port St. Lucie II	FL	5,303,692	5,130,621	8,410,474	13,541,095	111,367	5,130,621	8,521,841	13,652,462	805,360	2002	6/1/2016
Wellington	FL	7,682,918	10,233,511	11,662,801	21,896,312	52,526	10,233,511	11,715,327	21,948,838	977,093	2005	6/1/2016
Doral	FL	8,723,830	11,335,658	11,485,045	22,820,702	120,107	11,335,658	11,605,151	22,940,809	977,562	1998	6/1/2016
Plantation	FL	10,855,220	12,989,079	19,224,919	32,213,998	102,212	12,989,079	19,327,131	32,316,210	1,610,515	2002/2012	6/1/2016
Naples	FL	9,963,010	11,789,085	12,771,305	24,560,390	157,245	11,789,085	12,928,550	24,717,635	1,052,770	2002	6/1/2016
Delray	FL	12,691,764	17,096,692	12,983,627	30,080,319	79,490	17,096,692	13,063,117	30,159,809	1,102,197	2003	6/1/2016
Baltimore	MD	11,400,459	3,897,872	22,427,843	26,325,715	237,062	3,897,872	22,664,905	26,562,777	1,961,789	1990/2014	6/1/2016
Sonoma	CA	3,420,138	3,468,153	3,679,939	7,148,092	46,773	3,468,153	3,726,712	7,194,865	336,784	1984	6/14/2016
Las Vegas I	NV	5,680,403	2,391,220	11,117,892	13,509,112	86,303	2,391,220	11,204,195	13,595,415	829,818	2002	7/28/2016
Las Vegas II	NV	6,096,767	3,840,088	9,916,937	13,757,025	73,536	3,840,088	9,990,473	13,830,561	766,365	2000	9/23/2016
Las Vegas III	NV	4,584,967	2,565,579	6,338,944	8,904,522	156,867	2,565,579	6,495,810	9,061,389	501,229	1989	9/27/2016
Asheville I	NC	7,143,593	3,619,676	11,173,603	14,793,279	113,790	3,619,676	11,287,393	14,907,069	797,073	1988/2005/2015	12/30/2016
Asheville II	NC	3,250,087	1,764,969	3,107,311	4,872,280	49,077	1,764,969	3,156,388	4,921,357	238,050	1984	12/30/2016
Hendersonville I	NC	2,243,715	1,081,547	3,441,204	4,522,750	72,555	1,081,547	3,513,758	4,595,305	248,636	1982	12/30/2016
Asheville III	NC	4,677,156	5,096,833	4,620,013	9,716,846	136,386	5,096,833	4,756,399	9,853,232	361,102	1991/2002	12/30/2016
Arden	NC	6,557,917	1,790,118	10,265,741	12,055,859	82,720	1,790,118	10,348,461	12,138,579	657,630	1973	12/30/2016
Asheville IV	NC	4,413,190	4,558,139	4,455,118	9,013,256	84,934	4,558,139	4,540,051	9,098,190	355,793	1985/1986/2005	12/30/2016
Asheville V	NC	5,073,106	2,414,680	7,826,417	10,241,097	101,928	2,414,680	7,928,345	10,343,025	565,165	1978/2009/2014	12/30/2016

			Initial Cost to Company					Gross Carrying Amount at December 31, 2018
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Asheville VI	NC	3,489,307	1,306,240	5,121,332	6,427,572	49,649		1,306,240	5,170,981	6,477,221	338,613	2004	12/30/2016
Asheville VIII	NC	4,536,924	1,764,965	6,162,855	7,927,820	136,899		1,764,965	6,299,754	8,064,719	452,627	1968/2002	12/30/2016
Hendersonville II	NC	4,272,956	2,597,584	5,037,350	7,634,934	88,974		2,597,584	5,126,324	7,723,908	432,012	1989/2003	12/30/2016
Asheville VII	NC	1,592,048	782,457	2,139,791	2,922,248	30,285		782,457	2,170,076	2,952,533	166,781	1999	12/30/2016
Sweeten Creek Land	NC	—	348,480	—	348,480	—		348,480	—	348,480	—	N/A	12/30/2016
Highland Center Land	NC	—	50,000	—	50,000	—		50,000	—	50,000	—	N/A	12/30/2016
Aurora II	CO	5,006,289	1,584,664	8,196,091	9,780,754	91,020		1,584,664	8,287,110	9,871,774	635,157	2012	1/11/2017
Dufferin(2)	ONT	15,699,040	6,258,511	16,287,332	22,545,843	(845,357)	(3)	6,000,057	15,700,429	21,700,486	959,954	2015	2/1/2017
Mavis(2)	ONT	10,857,280	4,657,233	14,493,508	19,150,741	(784,409)	(3)	4,464,906	13,901,426	18,366,332	845,201	2013	2/1/2017
Brewster(2)	ONT	7,996,240	4,136,329	9,527,410	13,663,740	(562,613)	(3)	3,965,514	9,135,613	13,101,127	562,899	2013	2/1/2017
Granite(2)	ONT	5,281,920	3,126,446	8,701,429	11,827,875	(475,559)	(3)	2,997,335	8,354,981	11,352,316	489,927	1998/2016	2/1/2017
Centennial(2)	ONT	3,741,360	1,714,644	11,428,538	13,143,182	(482,247)	(3)	1,643,835	11,017,100	12,660,935	632,364	2016/2017	2/1/2017
		$408,240,498	$270,249,425	$537,456,860	$807,706,284	$12,589,742		$269,522,776	$550,773,250	$820,296,026	$54,264,685

(1)	The aggregate cost of real estate for United States federal income tax purposes is approximately $864,063,014.
(2)	This property is located in Ontario, Canada.
(3)	The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

Activity in real estate facilities during 2018 was as follows:

2018
Real estate facilities
Balance at beginning of year	$829,679,477
Impact of foreign exchange rate changes	(11,915,703)
Improvements and additions	2,532,252
Balance at end of year	$820,296,026
Accumulated depreciation
Balance at beginning of year	$(34,686,973)
Depreciation expense	(20,134,068)
Impact of foreign exchange rate changes	556,356
Balance at end of year	$(54,264,685)
Construction in process
Balance at beginning of year	$92,519
Net additions and assets placed into service	37,864
Balance at end of year	$130,383
Real estate facilities, net	$766,161,724

EXHIBIT INDEX

Exhibit No.	Description

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

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

10.1

Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.2

Advisory Agreement by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P. and Strategic Storage Advisor, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.3

Employee and Director Long-Term Incentive Plan of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.4

Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P. , incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 6, 2014, Commission File No. 333-190983

10.5

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

10.6

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 13, 2018, Commission File No. 000-55617

10.7	Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

Exhibit No.	Description
10.8	KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.9	Promissory Note A-1, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.10	Promissory Note A-2, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.11	Assumption Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.12	Joinder By and Agreement of New Indemnitor, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.13

Agreement and Plan of Merger, dated February 1, 2017, by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P., Strategic Storage Toronto Properties REIT, Inc. and SST II Toronto Acquisition, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 7, 2017, Commission File No. 000-55617

10.14	Form of Indemnification Agreement, incorporated by reference for Exhibit 10.1 to the Company’s Form 8-K, filed on August 6, 2018, Commission File No. 000-55617

10.15	Loan Agreement, dated October 11, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 17, 2018, Commission File No. 000-55617

10.16	Limited Recourse Guaranty, dated October 11, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on October 17, 2018, Commission File No. 000-55617

10.17	CMBS SASB Mortgage Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.18	CMBS SASB Mortgage Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.19	CMBS SASB Mortgage Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.20	CMBS SASB Mortgage Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.21	CMBS SASB Mezzanine Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.22	CMBS SASB Mezzanine Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.23	CMBS SASB Mezzanine Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.24	CMBS SASB Mezzanine Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.25	CMBS Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.26	CMBS Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.27	CMBS Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.28	CMBS Promissory Note A-3, dated January 24, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.29	CMBS Promissory Note A-4, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

Exhibit No.	Description
10.30	CMBS Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.31	Secured Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.32	Secured Note (KeyBank), dated January 24, 2019, incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.33	Secured Note (SunTrust), dated January 24, 2019, incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.34	Secured Guaranty, dated January 24, 2019, incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.35	Senior Term Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.36	Senior Note (KeyBank), dated January 24, 2019, incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.37	Senior Note (SunTrust), dated January 24, 2019, incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.38	Pledge and Security Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.39	Pledge and Security Agreement (Capital Events), dated January 24, 2019, incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.40*	First Amendment to CMBS SASB Mortgage Loan Agreement, dated February 12, 2019

10.41*	First Amendment to CMBS SASB Mezzanine Loan Agreement, dated February 12, 2019

21.1

Subsidiaries of Strategic Storage Trust II, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

23.1*	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP

23.2*	Consent of Independent Registered Public Accounting Firm – CohnReznick LLP

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust II, Inc. financial information for the Year Ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 22, 2019.

STRATEGIC STORAGE TRUST II, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 22, 2019

/s/ Matt F. Lopez Matt F. Lopez	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 22, 2019

/s/ David J. Mueller David J. Mueller	Independent Director	March 22, 2019

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 22, 2019

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 22, 2019

/s/ Paula Mathews Paula Mathews	Director	March 22, 2019