Form 10-Q
period 2019-03-31
Strategic Storage Trust II, Inc.
filed 2019-05-15
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

As of May 13, 2019, there were 50,549,579 outstanding shares of Class A common stock and 7,569,049 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$332,461,393	$269,522,776
Buildings	770,768,742	507,580,145
Site improvements	59,488,022	43,193,105
	1,162,718,157	820,296,026
Accumulated depreciation	(61,223,043)	(54,264,685)
	1,101,495,114	766,031,341
Construction in process	7,084,957	130,383
Real estate facilities, net	1,108,580,071	766,161,724
Cash and cash equivalents	13,929,024	10,272,020
Restricted cash	5,957,748	3,740,188
Other assets, net	5,905,599	14,580,417
Debt issuance costs, net of accumulated amortization	—	36,907
Intangible assets, net of accumulated amortization	13,440,173	1,562,781
Total assets	$1,147,812,615	$796,354,037
LIABILITIES AND EQUITY
Debt, net	$764,221,647	$406,084,103
Accounts payable and accrued liabilities	13,790,983	7,691,990
Due to affiliates	1,937,803	2,203,837
Distributions payable	2,922,647	2,890,395
Total liabilities	782,873,080	418,870,325
Commitments and contingencies (Note 7)
Redeemable common stock	34,146,207	32,226,815
Equity:
Strategic Storage Trust II, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 50,639,639 and 50,437,059 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	50,640	50,437
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,562,103 and 7,533,790 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7,563	7,534
Additional paid-in capital	500,494,346	500,474,807
Distributions	(102,659,752)	(94,248,326)
Accumulated deficit	(71,231,711)	(62,340,153)
Accumulated other comprehensive income	95,942	1,390,354
Total Strategic Storage Trust II, Inc. equity	326,757,028	345,334,653
Noncontrolling interests in our Operating Partnership	4,036,300	(77,756)
Total equity	330,793,328	345,256,897
Total liabilities and equity	$1,147,812,615	$796,354,037

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Self storage rental revenue	$23,231,649	$19,432,415
Ancillary operating revenue	651,676	434,042
Total revenues	23,883,325	19,866,457
Operating expenses:
Property operating expenses	8,199,046	5,946,103
Property operating expenses – affiliates	3,224,716	2,556,377
General and administrative	1,654,184	1,202,934
Depreciation	6,868,408	5,066,544
Intangible amortization expense	1,726,976	1,180,502
Acquisition expenses – affiliates	38,941	8,305
Other property acquisition expenses	221,932	49,351
Total operating expenses	21,934,203	16,010,116
Operating income	1,949,122	3,856,341
Other income (expense):
Interest expense	(8,561,502)	(4,362,065)
Interest expense – accretion of fair market value of secured debt	32,468	114,360
Interest expense – debt issuance costs	(841,533)	(319,383)
Net loss on extinguishment of debt	(1,487,867)	—
Other	(39,005)	43,700
Net loss	(8,948,317)	(667,047)
Net loss attributable to the noncontrolling interests in our Operating Partnership	56,759	5,844
Net loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(8,891,558)	$(661,203)
Net loss per Class A share – basic and diluted	$(0.15)	$(0.01)
Net loss per Class T share – basic and diluted	$(0.15)	$(0.01)
Weighted average Class A shares outstanding – basic and diluted	50,506,558	49,501,089
Weighted average Class T shares outstanding – basic and diluted	7,545,712	7,375,319

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(8,948,317)	$(667,047)
Other comprehensive income (loss):
Foreign currency translation adjustment	867,261	(2,059,805)
Foreign currency forward contract gains (losses)	(846,581)	2,073,290
Interest rate swap and cap contract gains (losses)	(1,315,092)	437,629
Other comprehensive income (loss)	(1,294,412)	451,114
Comprehensive loss	(10,242,729)	(215,933)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	64,969	1,892
Comprehensive loss attributable to Strategic Storage Trust II, Inc. common stockholders	$(10,177,760)	$(214,041)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	49,386,092	$49,386	7,350,142	$7,351	$496,287,890	$(60,561,504)	$(58,641,776)	$1,369,208	$378,510,555	$4,427,469	$382,938,024	$24,497,059
Offering costs	—	—	—	—	(1,973)	—	—	—	(1,973)	—	(1,973)	—
Changes to redeemable common stock	—	—	—	—	(3,970,960)	—	—	—	(3,970,960)	—	(3,970,960)	3,970,960
Redemptions of common stock	(69,411)	(69)	(2,640)	(3)	—	—	—	—	(72)	—	(72)	(1,126,591)
Distributions	—	—	—	—	—	(8,238,414)	—	—	(8,238,414)	—	(8,238,414)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(74,446)	(74,446)	—
Issuance of shares for distribution reinvestment plan	337,155	337	51,602	52	3,970,960	—	—	—	3,971,349	—	3,971,349	—
Stock compensation expense	—	—	—	—	14,968	—	—	—	14,968	—	14,968	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(661,203)	—	(661,203)	—	(661,203)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,844)	(5,844)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,059,805)	(2,059,805)	—	(2,059,805)	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	2,073,290	2,073,290	—	2,073,290	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	437,629	437,629	—	437,629	—
Balance as of March 31, 2018	49,653,836	$49,654	7,399,104	$7,400	$496,300,885	$(68,799,918)	$(59,302,979)	$1,820,322	$370,075,364	$4,347,179	$374,422,543	$27,341,428

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Strategic Storage Trust II, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$32,226,815
Offering costs	—	—	—	—	(2,418)	—	—	—	(2,418)	—	(2,418)	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399	—
Changes to redeemable common stock	—	—	—	—	(3,963,393)	—	—	—	(3,963,393)	—	(3,963,393)	3,963,393
Redemptions of common stock	(120,000)	(120)	(21,291)	(21)	—	—	—	—	(141)	—	(141)	(2,044,001)
Distributions	—	—	—	—	—	(8,411,426)	—	—	(8,411,426)	—	(8,411,426)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(46,584)	(46,584)	—
Issuance of shares for distribution reinvestment plan	322,580	323	49,604	50	3,963,393	—	—	—	3,963,766	—	3,963,766	—
Stock compensation expense	—	—	—	—	21,957	—	—	—	21,957	—	21,957	—
Net loss attributable to Strategic Storage Trust II, Inc.	—	—	—	—	—	—	(8,891,558)	—	(8,891,558)	—	(8,891,558)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(56,759)	(56,759)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	867,261	867,261	—	867,261	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(846,581)	(846,581)	—	(846,581)	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,315,092)	(1,315,092)	—	(1,315,092)	—
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$34,146,207

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,948,317)	$(667,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,595,384	6,247,046
Accretion of fair market value adjustment of secured debt	(32,468)	(114,360)
Amortization of debt issuance costs	841,533	319,383
Net loss on extinguishment of debt	1,487,867	—
Stock compensation expense	21,957	14,968
Unrealized foreign currency and derivative gains	(231,142)	(21,779)
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(221,600)	(1,386,198)
Accounts payable and accrued liabilities	(534,875)	(90,185)
Due to affiliates	(98,620)	135,724
Net cash provided by operating activities	879,719	4,437,552
Cash flows from investing activities:
SSGT Mergers, net of cash acquired	(345,538,596)	—
Additions to real estate	(1,764,315)	(148,990)
Deposits on acquisition of real estate	—	(203,596)
Settlement of foreign currency hedges	1,586,484	2,132,261
Settlement of company owned life insurance	3,122,962	—
Sale of Real Estate Joint Venture	3,357,814	—
Net cash provided by (used in) investing activities	(339,235,651)	1,779,675
Cash flows from financing activities:
Gross proceeds from issuance of debt	501,565,138	—
Repayment of debt	(141,088,724)	(2,200,000)
Scheduled principal payments on debt	(55,299)	(542,300)
Debt issuance costs	(8,299,823)	—
Debt defeasance costs	(1,690,703)	—
Offering costs	(169,834)	(171,758)
Redemption of common stock	(1,291,379)	(723,733)
Distributions paid to common stockholders	(4,435,585)	(4,249,477)
Distributions paid to noncontrolling interests in our Operating Partnership	(26,407)	(74,446)
Net cash provided by (used in) financing activities	344,507,384	(7,961,714)
Impact of foreign exchange rate changes on cash and restricted cash	(276,888)	(68,720)
Change in cash, cash equivalents, and restricted cash	5,874,564	(1,813,207)
Cash, cash equivalents, and restricted cash beginning of period	14,012,208	11,868,412
Cash, cash equivalents, and restricted cash end of period	$19,886,772	$10,055,205
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$7,177,930	$4,359,495
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$3,963,766	$3,971,349
Distributions payable	$2,922,647	$2,869,687
Redemption of common stock included in accounts payable and accrued liabilities	$2,044,143	$1,126,591
Issuance of units in our Operating Partnership in SSGT Mergers	$4,217,399	$—
Debt assumed in SSGT Mergers	$5,038,435	$—
Net liabilities assumed in SSGT Mergers	$3,067,051	$—
Write-off of unamortized debt issuance costs	$356,519	$—
Transfer of other assets to debt issuance costs	$1,075,000	$—
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$774,290	$311,328
Real estate and construction in process included in accounts payable and accrued liabilities	$432,353	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

SmartStop Asset Management, LLC, a Delaware limited liability company (our “Sponsor”) organized in 2013, was the sponsor of our Offering of shares of common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (the “T2 Property Manager”). In addition, as a result of the SSGT Mergers (defined below), certain of our properties are managed by SS Growth Property Management, LLC, which is also 100% owned by our Sponsor (the “GT Property Manager” and together with the T2 Property Manager, our “Property Manager”).

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2019, we had sold approximately 3.0 million Class A Shares and approximately 0.5 million Class T Shares for approximately $31.3 million and $4.8 million, respectively, in our DRP Offering.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT sponsored by our Sponsor, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was a REIT focused on opportunistic self storage properties, including development, and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Mergers.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

We invested the net proceeds from our Offering primarily in self storage facilities. As of March 31, 2019, we owned 111 operating self storage facilities and one facility under development located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

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

Our operating partnership, Strategic Storage Operating Partnership II, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on January 9, 2013. During 2013, our Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. In conjunction with the acquisition, by way of merger, of five properties in the Greater Toronto, Canada area (the “Toronto Merger”) we issued an aggregate of approximately 483,197 Class A Units of our Operating Partnership to the common stockholders of Strategic Storage Toronto Properties REIT, Inc. (“SS Toronto”), consisting of Strategic 1031, LLC (“Strategic 1031”), a subsidiary of our Sponsor, and SS Toronto REIT Advisors, Inc., an affiliate of our Sponsor. On October 1, 2018, in conjunction with the amalgamation of our Canadian entities, Strategic 1031 exchanged 483,124 Class A Units of our Operating Partnership for 483,124 shares of our Class A common stock.

In conjunction with the SSGT Mergers we issued an aggregate of approximately 396,000 Class A Units of our Operation Partnership to SSGT’s advisor, SS Growth Advisor, LLC. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of March 31, 2019, we owned approximately 99.3% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.7% of the common units are owned by our Advisor, SS Toronto REIT Advisors, Inc., and SS Growth Advisor, LLC. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS II, Inc., a Delaware corporation (the “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

The T2 Property Manager was formed on January 8, 2013 to manage our properties, and the GT Property Manager was formed on March 12, 2013 to manage SSGT’s properties. An affiliate of our Property manager owns the rights to the “SmartStop® Self Storage” brand and our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. Please see Note 6 – Related Party Transactions – Property Management Agreement.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). Our Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering. Our Sponsor owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Please see Note 6 – Related Party Transactions – Transfer Agent Agreement.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

As we accepted subscriptions for shares of our common stock, we transferred all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in our Operating Partnership’s limited partnership agreement (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring the limited partnership units it received in connection with its initial $200,000 investment so long as it is acting as our Advisor pursuant to our Advisory Agreement.

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

As of March 31, 2019, we were not a party to any other contracts/interest that would be deemed to be variable interest in VIEs other than our tenant insurance joint venture, which is accounted for under the equity method of accounting.

As of December 31, 2018, we were not a party to any other contracts/interest that would be deemed to be variable interest in VIEs other than our tenant insurance joint venture and a real estate joint venture, both of which are accounted for under the equity method of accounting.  In January 2019, we sold our interest in the real estate joint venture to Strategic Storage Trust IV, Inc. (“SST IV”), a REIT sponsored by our Sponsor.  Please see Note 3 – Real Estate Facilities for further discussion regarding our joint venture with SmartCentres and Note 6 – Related Party Transactions for further discussions regarding our tenant insurance joint venture. Other than these joint ventures, we did not have any variable interest relationships with unconsolidated entities or financial partnerships.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Under the equity method, our investments in real estate joint ventures will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investment.

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

The value of the tangible assets, consisting of land and buildings is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $13.6 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2019 and 2018, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2019 and 2018, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2019, we acquired 29 properties by way of merger with SSGT that did not meet the definition of a business, and we capitalized approximately $1.4 million of acquisition-related transaction costs. We did not acquire any properties during the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, we expensed approximately $260,000 and $60,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2019 and 2018, no impairment losses were recognized.

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

March 31, 2019

(Unaudited)

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2019, the gross amounts allocated to in-place lease intangibles was approximately $47.1 million and accumulated amortization of in-place lease intangibles totaled approximately $33.7 million. As of December 31, 2018, the gross amounts allocated to in-place lease intangibles was approximately $33.4 million and accumulated amortization of in-place lease intangibles totaled approximately $31.9 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2019, 2020, 2021, 2022, 2023, and thereafter is approximately $6.9 million, $5.2 million, $0.1 million, $0.1 million, $0.1 million, and $1.0 million respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our former revolving credit facility were presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs were amortized on a straight-line basis over the term of the related loan, which was not materially different than the effective interest method. As of March 31, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to our former revolving credit facility totaled none and approximately $45,000, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 4). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $1.5 million and $1.0 million, respectively.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term equity investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in equity investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $340,000 and none for the three months ended March 31, 2019 and 2018, respectively.

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

For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019.  For the three months ended March 31, 2019, we received redemption requests totaling approximately $2.0 million (approximately 200,000 shares), all of which were included in accounts payable and accrued liabilities as of March 31, 2019, and fulfilled in April 2019.

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

March 31, 2019

(Unaudited)

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

The table below summarizes our fixed rate notes payable at March 31, 2019 and December 31, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$298,500,000	$298,941,648	$200,600,000	$207,357,391

As of March 31, 2019, and December 31, 2018, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 4 and 5). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2019, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented, the dilutive effect of unvested restricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases. In addition, the new standard requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as a reduction to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $360,000 for the three months ended March 31, 2019. During the three months ended March 31, 2018, bad debt expense totaled approximately $260,000 and is included in property operating expenses.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance under previous GAAP. ASU 2017-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, a reporting entity must apply the amendments in ASU 2017-12 using the modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted ASU 2017-12 effective beginning January 1, 2019, and its adoption did not have a material impact on our financial statements.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2019:

Real estate facilities
Balance at December 31, 2018	$820,296,026
Facilities acquired through merger with SSGT	338,918,943
Impact of foreign exchange rate changes	2,896,196
Improvements and additions	606,992
Balance at March 31, 2019	$1,162,718,157
Accumulated depreciation
Balance at December 31, 2018	$(54,264,685)
Depreciation expense	(6,799,061)
Impact of foreign exchange rate changes	(159,297)
Balance at March 31, 2019	$(61,223,043)

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

At the effective time of the SSGT REIT Merger (the “SSGT REIT Merger Effective Time”), each share of SSGT common stock, par value $0.001 per share (the “SSGT Common Stock”), outstanding immediately prior to the SSGT REIT Merger Effective Time (other than shares owned by SSGT and its subsidiaries or us and our subsidiaries) was automatically converted into the right to receive an amount in cash equal to $12.00, without interest and less any applicable withholding taxes. The proceeds used to fund the SSGT Mergers and the repayment of approximately $141 million of our outstanding debt were funded by the SSGT Merger Financings, totaling approximately $500 million, as described in Note 4.

Immediately prior to the SSGT REIT Merger Effective Time, all shares of SSGT Common Stock that were subject to vesting and other restrictions also became fully vested and converted into the right to receive cash equal to $12.00 per share upon the SSGT REIT Merger.

At the effective time of the SSGT Partnership Merger, each outstanding unit of partnership interest in SSGT OP was converted automatically into 1.127 units of partnership interest in our Operating Partnership, which resulted in approximately 396,000 Class A Units of our Operating Partnership being issued to SS Growth Advisor, LLC, an entity 97.5% owned by our Sponsor.

SSGT was a REIT focused on opportunistic self storage properties, including development, and lease-up properties. As a result of the SSGT Mergers, we acquired all of the real estate owned by SSGT, consisting of 28 operating self storage facilities located in 10 states and in the Greater Toronto, Canada area, and one development property in the Greater Toronto Area. Additionally, we obtained the rights to acquire a self storage facility currently under development located in Gilbert, Arizona that was previously under contract with SSGT. See Note 9 – Potential Acquisitions for further detail.

The following table reconciles the total consideration transferred during the SSGT Mergers:

Fair value of consideration transferred:
Cash	$346,231,561	(1)
Issuance of limited partnership units in our Operating Partnership to SS Growth Advisor, LLC	4,217,399
Total consideration transferred	$350,448,960
(1)

The approximately $346 million cash consideration consisted of approximately $320 million paid to the SSGT shareholders, approximately $19 million of SSGT debt that was repaid at closing, approximately $5 million of other SSGT liabilities paid at closing, and approximately $1 million in transaction costs.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the SSGT Mergers:

Assets Acquired:
Land	$62,261,573
Buildings	260,523,414
Site improvements	16,133,956
Construction in process	5,370,773
Intangible assets	13,571,765
Cash and cash equivalents	692,965
Other assets	1,757,191
Total assets acquired	$360,311,637
Liabilities assumed:
Debt	$5,038,435
Accounts payable and accrued liabilities	4,824,242
Total liabilities assumed	$9,862,677
Total net assets acquired	$350,448,960

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table summarizes the purchase price allocation for the real estate related assets acquired in the SSGT Mergers:

Acquisition	Acquisition Date	Real Estate Assets	Construction in Process(4)	Intangibles	Total(1)	2019 Revenue(2)	2019 Property Operating Income(2)(3)
SSGT Mergers	1/24/2019	$338,918,943	$5,370,773	$13,571,765	$357,861,481	$4,116,193	$2,040,786	(5)
(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)	The operating results of the self storage properties acquired in the SSGT Mergers have been included in our consolidated statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.
(4)

Construction in process relates to the Torbarrie property in Toronto, Canada, which is a self storage property under construction with an expected completion date in the fourth quarter of 2019 or first quarter of 2020.

(5)

SSGT was a REIT focused on opportunistic self storage properties, including development, and lease-up properties. As a result, many of its properties were not physically and/or economically stabilized as of the date of the SSGT Mergers.

Potential Sale of San Antonio II Property

The San Antonio II Property was acquired by us in the SSGT Mergers. On February 5, 2019, we executed a purchase and sale agreement (the “San Antonio II Sale Agreement”) with an unaffiliated third party (the “Buyer”) for the sale of the self storage facility and industrial warehouse/office space we own in San Antonio, Texas (the “San Antonio II Property”).

The sale price for the San Antonio II Property is approximately $16.1 million, less closing costs. The Buyer made a deposit of $400,000 in connection with the execution of the San Antonio II Sale Agreement and the estimated closing date is during the second half of 2019. The San Antonio II Sale Agreement is subject to various contingencies and we cannot provide assurance whether or when this transaction will occur.

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

On June 28, 2018, we closed on the East York Lot, which is owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) were each a 50% limited partner and each had an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The Limited Partnership intends to develop a self storage facility on the East York Lot. The value of the land contributed to the Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.  In January 2019, we sold our interest in the Limited Partnership to SST IV for approximately $4.7 million CAD, which represented our total cost incurred related to the Limited Partnership. Of this amount, approximately $4.6 million CAD related to the acquisition of land and development costs incurred, and approximately $100,000 CAD related to acquisition costs that were expensed during 2018, which were recorded in other income in the consolidated statement of operations for the three months ended March 31, 2019.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 4. Debt

The Company’s debt is summarized as follows:

Encumbered Property	March 31, 2019	December 31, 2018	Interest Rate	Maturity Date
Raleigh/Myrtle Beach promissory note(1)	$—	$11,878,396	5.73%	N/A
Amended KeyBank Credit Facility(2)	—	98,782,500	5.00%	N/A
Oakland and Concord loan(3)	—	19,483,127	3.95%	N/A
$11M KeyBank Subordinate Loan(4)	—	11,000,000	6.25%	N/A
KeyBank CMBS Loan(5)	95,000,000	95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(6)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(7)	47,249,999	47,249,999	5.31%	8/1/2024
Canadian CitiBank Loan(8)	75,114,670	72,846,480	4.35%	10/9/2020
CMBS SASB Loan(9)	235,000,000	—	5.49%	2/9/2022
CMBS Loan(10)	104,000,000	—	5.00%	2/1/2029
Secured Loan(11)	89,178,000	—	5.10%	1/24/2022
Senior Term Loan(12)	72,000,000	—	6.85%	1/24/2022
Stoney Creek Loan(13)	5,037,762	—	5.90%	10/1/2021
Torbarrie Loan(14)	638,052	—	5.90%	3/1/2023
Premium on secured debt, net	691,648	1,228,996
Debt issuance costs, net	(11,688,484)	(3,385,395)
Total debt	$764,221,647	$406,084,103

(1)

Fixed rate debt with principal and interest payments due monthly. This promissory note was encumbered by five properties, Morrisville, Cary, Raleigh, Myrtle Beach I, and Myrtle Beach II. This loan was repaid in conjunction with the SSGT Merger financing.

(2)

As of December 31, 2018, this facility encumbered 21 properties (Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Vallejo, Port St. Lucie I, Sacramento, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Baltimore, Aurora II, Plantation, Wellington, Naples, Port St. Lucie II, and Doral). This loan was repaid in conjunction with the SSGT Merger financing.

(3)

This loan was assumed during the acquisition of the Oakland and Concord properties, along with an interest rate swap with USAmeriBank that fixed the interest rate at 3.95%. This loan was repaid in conjunction with the SSGT Merger financing.

(4)

This variable rate loan encumbered 49% of the equity interest in the entities that own the 34 properties (the 29 properties encumbered by the KeyBank CMBS Loan and the five properties encumbered by the KeyBank Florida CMBS Loan), and was subordinate to the existing KeyBank CMBS Loan and KeyBank Florida CMBS Loan. This loan was repaid in conjunction with the SSGT Merger financing.

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

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

(8)

This variable rate loan encumbers 10 of our Canadian properties and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2019. We have CAD $100.3 million in interest rate caps that cap CDOR at 3.0% until October 15, 2021. The separate assets of these encumbered properties are not available to pay our other debts.

(9)

This variable rate loan encumbers 29 properties (Morrisville, Cary, Raleigh, Vallejo, Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Port St Lucie, Sacramento, Concord, Oakland, Wellington, Doral, Naples, Baltimore, Aurora, Jones Blvd - Las Vegas, Russell Rd - Las Vegas, Riverside, Stockton, Azusa, Romeoville, Elgin, San Antonio, Kingwood). We have $235 million in interest rate caps, whereby LIBOR is capped at 3% through February 15, 2022. The separate assets of these encumbered properties are not available to pay our other debts.

(10)

This fixed rate loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts.

(11)

This variable rate loan encumbers 16 properties (Colorado Springs, Aurora, San Antonio, Phoenix, 3173 Sweeten Creek Rd - Asheville, Elk Grove, Garden Grove, Deaverview Rd - Asheville, Highland Center Blvd - Asheville, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, McKinney, Hualapai Way - Las Vegas). We have an interest rate swap whereby LIBOR is fixed at approximately 2.6% until August 1, 2020. The separate assets of these encumbered properties are not available to pay our other debts.

(12)

This variable rate loan is encumbered by a pledge of 49% of the equity interests in our property-owning special purpose entities, other than those encumbered by the CMBS SASB Loan. We have an interest rate swap whereby LIBOR is fixed at approximately 2.6% until August 1, 2020.

(13)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 3.95% as of March 31, 2019, and in no event shall the total interest rate fall below 4.65% per annum. The Stoney Creek loan was assumed in the SSGT Mergers and had a balance of approximately $5 million USD as of the SSGT Mergers date. The Stoney Creek loan is secured by a first lien deed of trust on the Stoney Creek property and all improvements thereto, is cross-collateralized with the Torbarrie property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2019.

(14)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 3.95% as of March 31, 2019, and in no event shall the total interest rate fall below 4.65% per annum. The Torbarrie loan was assumed in the SSGT Mergers and had no outstanding balance as of the date of the SSGT Mergers. The Torbarrie loan is a construction loan, which allows for borrowings up to approximately $10.3 million CAD and is secured by a first lien deed of trust on the Torbarrie property and all improvements thereto, is cross-collateralized with the Stoney Creek property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2019.

The weighted average interest rate on our consolidated debt as of March 31, 2019 was approximately 5.1%.

As of March 31, 2019, we provided recourse guarantees totaling approximately $5.7 million in connection with certain of our loans. We are subject to certain restrictive covenants relating to the outstanding debt. As of March 31, 2019, we were in compliance with all such covenants.

On January 24, 2019, in conjunction with the SSGT Mergers, we, through certain wholly-owned special purpose entities, entered into various financings (“SSGT Merger Financings”), as follows:

Merger Financings	Principal Borrowing as of Merger Date
CMBS SASB Loan	$235,000,000
CMBS Loan	104,000,000
Secured Loan	89,178,000
Senior Term Loan	72,000,000
Total	$500,178,000

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The proceeds from the SSGT Merger Financings were primarily used to facilitate the SSGT Mergers as previously described, including the payment of the SSGT merger consideration and the repayment, in full, of certain of our debt, as follows:

Merger Financings	Principal Repaid
Raleigh/Myrtle Beach promissory note	$11,862,471
Amended KeyBank Credit Facility	98,782,500
Oakland and Concord loan	19,443,753
$11M KeyBank Subordinate Loan	11,000,000
Total	$141,088,724

In conjunction with the SSGT Merger Financings, we recognized a loss on extinguishment of debt of approximately $1.5 million, primarily attributable to prepayment penalties related to the early payoff of the Raleigh/Myrtle Beach promissory note and the write-off of the unamortized loan premium and debt issuance costs on the repaid loans.

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

The amounts outstanding under the CMBS SASB Loan Agreements bear interest at an annual rate equal to LIBOR plus 3%. In addition, pursuant to the requirements of the CMBS SASB Loan Agreements: (a) the borrower with respect to the CMBS SASB Mortgage Loan has purchased an interest rate cap with a notional amount of $180 million, with an effective date of January 24, 2019, whereby LIBOR is capped at 3% through February 15, 2022 and (b) the borrower with respect to the CMBS SASB Mezzanine Loan has purchased an interest rate cap with a notional amount of $55 million, with an effective date of January 24, 2019, whereby LIBOR is capped at 3% through February 15, 2022. None of the CMBS SASB Loan may be prepaid, in whole or in part, without satisfying certain conditions as set forth in the respective CMBS SASB Loan Agreements, such as the payment of a spread maintenance premium if the prepayment is made within the first two years. Thereafter the CMBS SASB Loan may be prepaid in whole or in part at par without penalty.

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

March 31, 2019

(Unaudited)

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

The amounts outstanding under the Secured Loan Agreement bear interest at an annual rate equal to LIBOR plus 2.5%. On January 24, 2019, the borrowers entered into an interest rate swap arrangement with a notional amount of approximately $89.2 million, such that LIBOR is fixed at approximately 2.6% until August 1, 2020, resulting in an annual effective interest rate equal to approximately 5.1%. The Secured Loan may be prepaid at any time, subject to certain conditions as set forth in the Secured Loan Agreement.

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

The amounts outstanding under the Senior Term Loan Agreement bear interest at an annual rate equal to LIBOR plus 4.25%. On January 24, 2019, we entered into an interest rate swap arrangement with a notional amount of $72 million, such that LIBOR is fixed at approximately 2.6% until August 1, 2020, resulting in an annual effective interest rate equal to approximately 6.85%. The Senior Term Loan may be prepaid at any time, subject to certain conditions as set forth in the Senior Term Loan Agreement.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

Canadian CitiBank Loan

On October 11, 2018, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering 10 of our properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. As of March 31, 2019, we had an outstanding balance of $100.3 million CAD, and have the right to receive future advances in the aggregate amount of up to $11.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

The CitiBank Loan Agreement is a term loan that matures on October 9, 2020, which may, in certain circumstances, be extended at our option for three consecutive terms of one year each. Monthly payments due under the CitiBank Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date.

The amounts outstanding under the CitiBank Loan Agreement bear interest at a rate equal to the sum of the “CDOR” (as defined in the CitiBank Loan Agreement) and 2.25%. If we exercise our third extension option, the interest rate shall be increased by 0.25%. In addition, pursuant to the requirements of the CitiBank Loan Agreement, we have purchased interest rate caps with a combined notional amount of $100.3 million CAD, with an effective date of October 11, 2018, whereby the CDOR is capped at 3.00% through October 15, 2021.

Amended KeyBank Credit Facility

On December 22, 2015, we, through our Operating Partnership, and certain affiliated entities entered into an amended and restated revolving credit facility (the “Amended KeyBank Credit Facility”) with KeyBank National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as the sole book runner and sole lead arranger, and Texas Capital Bank, N.A., and Comerica Bank as co-lenders. The Amended KeyBank Credit Facility was a revolving loan with an initial term of three years, initially set to mature on December 22, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the Amended KeyBank Credit Facility. On October 29, 2018, we amended our Amended KeyBank Credit Facility to extend the maturity date until February 20, 2019 and reduce the maximum borrowing capacity from $145 million to $110 million. As of December 31, 2018, we had approximately $98.8 million in borrowings outstanding under the Amended KeyBank Credit Facility. On January 24, 2019, we paid off and terminated the Amended KeyBank Credit Facility in conjunction with the SSGT Mergers.

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2019:

2019	$201,712
2020	75,742,081
2021	6,247,433
2022	399,004,091
2023	3,929,955
2024 and thereafter	290,093,211
Total payments	775,218,483
Premium on secured debt, net	691,648
Debt issuance costs, net	(11,688,484)
Total	$764,221,647

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 5. Derivative Instruments

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

We do not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations and were none and approximately $20,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table summarizes the terms of our derivative financial instruments as of March 31, 2019:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$161,178,000		2.61%	January 24, 2019	August 1, 2020
Interest Rate Cap:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
LIBOR Caps	235,000,000		3.00%	January 24, 2019	February 15, 2022
Foreign Currency Forward:
Denominated in CAD	$95,000,000	(1)	1.3173	January 25, 2019	December 20, 2019

(1)	Notional amounts shown are denominated in CAD.

On March 28, 2018 we settled our existing $101 million CAD foreign currency forward contract, receiving a net settlement of approximately $2.2 million and simultaneously entered into a $90 million CAD foreign currency forward. We settled the $90 million CAD foreign currency forward on January 25, 2019, receiving a net settlement of approximately $2.1 million and simultaneously entered into a $95 million CAD foreign currency forward.  A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency forward contract gain (loss) in our consolidated statements of comprehensive loss, and a loss of approximately $430,000 and gain of $65,000 related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of December 31, 2018:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
Oakland and Concord loan	$19,483,127	(2)	3.95%	May 18, 2016	April 10, 2023
Interest Rate Cap:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$90,000,000	(1)	1.2846	March 28, 2018	January 28, 2019 (3)

(1)	Notional amount shown is denominated in CAD.
(2)	The Oakland and Concord loan interest rate swap was settled on January 24, 2019 in conjunction with the SSGT Mergers.
(3)	We settled this foreign currency forward on January 25, 2019 and received a settlement of approximately $2.1 million.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2019 and December 31, 2018

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2019	December 31, 2018
Interest Rate Swaps
Other assets	$—	$361,802
Accounts payable and accrued liabilities	606,727	—
Interest Rate Cap
Other assets	$261,575	$87,808
Foreign Currency Forward
Other assets	$600,073	$4,016,806

Note 6. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor, our dealer manager agreement, as amended ("Dealer Manager Agreement") with our Dealer Manager, our Property Management Agreements with our Property Managers and our Transfer Agent Agreement with our Transfer Agent entitle such affiliates to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as certain reimbursements, as described below.

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

March 31, 2019

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to the Advisory Agreement, our Advisor is obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the three months ended March 31, 2019 and 2018, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

March 31, 2019

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

Property Management Agreements

Since inception, our T2 Property Manager has served as the property manager for each of our properties pursuant to separate property management agreements. In addition, the GT Property Manager will continue to manage the properties we acquired in the SSGT Mergers.

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

All of our properties in the United States and Canada are operated under the “SmartStop® Self Storage” brand.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the three months ended March 31, 2019, as well as any related amounts payable as of December 31, 2018 and March 31, 2019:

	Year Ended December 31, 2018			Three Months Ended March 31, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$2,199,596	$2,336,075	$209,385	$651,726	$861,111	$—
Transfer Agent fees	352,300	302,839	49,461	112,924	119,131	43,254
Asset management fees	5,445,528	5,445,528	—	1,763,871	1,650,875	112,996
Property management fees	4,809,106	4,809,106	—	1,460,845	1,456,870	3,975
Acquisition expenses	72,179	72,179	—	38,941	38,941	—
Capitalized
Acquisition costs	48,664	48,664	—	50,000	50,000	—
Additional Paid-in Capital
Stockholder servicing fee(1)	—	675,049	1,944,991	—	167,413	1,777,578
Total	$12,927,373	$13,689,440	$2,203,837	$4,078,307	$4,344,341	$1,937,803

(1)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

Tenant Insurance

We offer a tenant insurance plan to customers at our properties. In connection with the property management agreement amendments effective as of October 1, 2017, we agreed with our Property Manager or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance at our properties. To facilitate such revenue sharing, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture in March 2018, Strategic Storage TI Services II JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 50% by our TRS subsidiary and 50% by our Property Manager’s affiliate SmartStop TI II, LLC (“SS TI II”).  Under the terms of the TI Joint Venture agreement, the TRS receives 50% of the net economics generated from such tenant insurance and SS TI II receives the other 50% of such net economics. The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell its 50% interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase the Triggering Member’s 50% interest in the TI Joint Venture at 95% of fair market value. For the three months ended March 31, 2019 and 2018, we recorded net revenues of approximately $0.5 million and $0.3 million, respectively, related to tenant insurance which was included in ancillary operating revenue in the consolidated statements of operations. In addition, we share equally in the net revenue attributable to the sale of tenant insurance at the properties we acquired in the SSGT Mergers on substantially similar terms as set forth above.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three months ended March 31, 2019 and 2018, we paid approximately $14,000 and $4,000, respectively, in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 19, 2018, beginning in May 2018, shares sold pursuant to our distribution reinvestment plan are sold at the new estimated value per share of $10.65 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of March 31, 2019, we had sold approximately 3.0 million Class A Shares and approximately 0.5 million Class T Shares through our DRP Offering.

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

March 31, 2019

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

For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019. For the three months ended March 31, 2019, we received redemption requests totaling approximately $2.0 million (approximately 200,000 shares), which were included in accounts payable and accrued liabilities as of March 31, 2019 and fulfilled in April 2019.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring the limited partnership units it received in connection with its initial $200,000 investment so long as our Advisor is acting as our advisor pursuant to our Advisory Agreement.

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 8. Declaration of Distributions

On March 18, 2019, our board of directors declared a distribution rate for the second quarter of 2019 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2019 and continuing on each day thereafter through and including June 30, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 9. Potential Acquisitions

Gilbert, Arizona

On January 24, 2019, we, by way of the SSGT Mergers, obtained the rights to acquire a property that is being developed into a self storage facility located in Gilbert, Arizona (the “Riggs Road Property”). The purchase price for the Riggs Road Property is $10 million, plus closing costs and acquisition fees. We expect the acquisition of the Riggs Road Property to close in the second quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition through draws on the Senior Term Loan and the Secured Loan. If we fail to acquire the Riggs Road Property, we may forfeit earnest money of $1.0 million.

STRATEGIC STORAGE TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 10. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total revenues	$19,866,457	$20,045,516	$20,313,069	$20,187,215	$23,883,325
Total operating expenses	$16,010,116	$16,605,713	$15,836,436	$15,808,549	$21,934,203
Operating income	$3,856,341	$3,439,803	$4,476,633	$4,378,666	$1,949,122
Net loss	$(667,047)	$(1,437,330)	$(457,278)	$(1,159,075)	$(8,948,317)
Net loss attributable to common stockholders	$(661,203)	$(1,427,056)	$(451,424)	$(1,158,694)	$(8,891,558)
Net loss per Class A Share-basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)	$(0.15)
Net loss per Class T Share-basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)	$(0.15)

Note 11. Subsequent Events

Distribution Reinvestment Plan Offering

As of May 13, 2019, we have issued approximately 3.1 million Class A shares of our common stock and approximately 0.5 million Class T Shares of our common stock for gross proceeds of approximately $32.4 million and approximately $4.9 million, pursuant to our DRP Offering.

Draw on Senior Term Loan

On April 25, 2019, we made a draw of $3 million on our Senior Term Loan, which increased the outstanding balance to $75 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

SmartStop Asset Management, LLC, a Delaware limited liability company (our “Sponsor”) organized in 2013, was the sponsor of our Offering of shares of common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor II, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management II, LLC (the “T2 Property Manager”). In addition, as a result of the SSGT Mergers (defined below), certain of our properties are managed by SS Growth Property Management, LLC, which is also 100% owned by our Sponsor (the “GT Property Manager” and together with the T2 Property Manager, our “Property Manager”). See Note 1 of the Notes to the Consolidated Financial Statements contained in this report for further details about our affiliates.

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.  As of March 31, 2019, we had sold approximately 3.0 million Class A Shares and approximately 0.5 million Class T Shares for approximately $31.3 million and $4.8 million, respectively, in our DRP Offering.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT sponsored by our Sponsor, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was focused on opportunistic self storage properties, including development, and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Mergers.

As of March 31, 2019, we owned 111 operating self storage facilities and one facility under development located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

As of March 31, 2019, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	1.9%	86%	1.1%
Arizona	1	840	94,000	1.1%	94%	1.1%
California	24	15,230	1,588,000	19.3%	87%	23.9%
Colorado	6	3,190	348,500	4.2%	84%	3.7%
Florida	17	13,260	1,512,300	18.4%	85%	21.1%
Illinois	5	2,920	305,800	3.7%	86%	2.8%
Indiana	2	1,000	112,100	1.4%	89%	0.9%
Massachusetts	1	840	93,000	1.1%	85%	2.8%
Maryland	2	1,610	172,900	2.1%	82%	2.3%
Michigan	4	2,180	261,000	3.2%	89%	2.9%
New Jersey	1	460	51,000	0.6%	90%	0.6%
Nevada	6	5,040	623,500	7.6%	85%	6.2%
North Carolina	17	7,230	1,019,300	12.4%	86%	9.3%
Ohio	5	2,210	272,300	3.3%	92%	2.1%
South Carolina	3	1,920	242,600	3.0%	83%	2.4%
Texas	4	2,130	314,200	3.8%	86%	3.7%
Washington	1	490	48,100	0.6%	93%	0.7%
Ontario, Canada	12	9,540	1,006,700	12.3%	86%	12.4%
Total	112	71,170	8,224,300	100%	86%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 695,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of March 31, 2019. As of March 31, 2019, the following properties were not physically and/or economically stabilized: Elk Grove, Garden Grove, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, 3173 Sweeten Creek Rd—Asheville, Stoney Creek, and the Hualapai Way—Las Vegas properties. Excluding these properties, our physical occupancy as of March 31, 2019 was approximately 88%.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended March 31, 2019.

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

As of March 31, 2019 and 2018, we owned 111 and 83 operating self storage facilities, respectively. Our operating results for the three months ended March 31, 2018 include full quarter results for 83 self storage facilities. Our operating results for the three months ended March 31, 2019 include full quarter results for 83 self storage facilities and partial quarter results for 28 operating self storage facilities acquired during the quarter ended March 31, 2019. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

SSGT Mergers

On January 24, 2019, we merged with SSGT, a REIT focused on opportunistic self storage properties, including development, and lease-up properties. Through the SSGT Mergers, we acquired 28 operating self storage facilities which had a physical occupancy of approximately 78% at acquisition (80% as of March 31, 2019), along with one development property in the Greater Toronto, Canada area and the rights to acquire another property under development in Gilbert, Arizona.  While the SSGT portfolio generated positive operating income in the first quarter of 2019, the properties are not yet physically and/or economically stabilized. Furthermore, the Toronto and Gilbert developments will begin at 0% physical occupancy once each property opens, and the operating income from those properties will increase as each location leases up. Over the next 24 to 36 months, we believe the SSGT properties will provide accretive operating income and cash flows as occupancy grows and the properties approach economic stabilization.  While the results of the SSGT Mergers and the associated increase in debt negatively impacted our results of operations in the current quarter, we anticipate improving results of operations in future quarters as the SSGT properties approach physical and/or economic stability.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

Total Revenues

Total revenues for the three months ended March 31, 2019 and 2018 were approximately $23.9 million and $19.9 million, respectively. The increase in total revenues of approximately $4.0 million or 20%, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers (approximately $4.1 million), offset by the impact of adopting ASU 2016-02, which reduced total revenues by approximately $360,000 as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2019 and 2018 were approximately $8.2 million and $5.9 million, respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.3 million, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers (approximately $2.1 million) and an increase in same-store operating expenses of approximately $0.4 million, primarily attributable to increases in repairs and maintenance, payroll and property taxes, offset by the impact of adopting ASU 2016-02, which reduced property operating expenses by approximately $360,000 as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2019 and 2018 were approximately $3.2 million and $2.6 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.6 million is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 and 2018 were approximately $1.7 million and $1.2 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.5 million is primarily attributable to increases in accounting expenses related to the SSGT Mergers and payroll related costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2019 and 2018 were approximately $8.6 million and $6.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2019 and 2018 were approximately $39,000 and $8,000, respectively. The acquisition expenses during 2019 primarily relate to the costs associated with the SSGT Mergers prior to such merger becoming probable in accordance with our capitalization policy.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2019 and 2018 were approximately $0.2 million and $50,000, respectively. These acquisition expenses include property acquisition expenses incurred by third parties. The increase in other property acquisition expenses is primarily related to costs for the SSGT Mergers and other potential acquisitions prior to them becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended March 31, 2019 and 2018 were approximately $8.5 million and $4.2 million, respectively. The increase of approximately $4.3 million is primarily attributable to the additional debt obtained in connection with the SSGT Mergers during the first quarter of 2019. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2019 and 2018 were approximately $0.8 million and $0.3 million, respectively. The increase in interest expense – debt issuance costs of $0.5 million is primarily attributable to loan fees related to the new debt obtained in connection with the SSGT Mergers.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the three months ended March 31, 2019 and 2018 was approximately $1.5 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to prepayment penalties related to the early payoff of the Raleigh/Myrtle Beach promissory note, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers.

Same-Store Facility Results - Three Months Ended March 31, 2019 and 2018

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2018 excluding Centennial (which was a lease up facility during 2018), for the three months ended March 31, 2019 and 2018. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities					Non Same-Store Facilities			Total
	2019	2018		% Change		2019	2018	% Change	2019	2018	% Change
Revenue (2)	$19,569,900	$19,720,267		(0.8)%	(1)	$4,313,425	$146,190	N/M	$23,883,325	$19,866,457	20.2%
Property operating expenses (3)	7,456,540	7,012,549		6.3%	(1)	2,203,351	122,800	N/M	9,659,891	7,135,349	35.4%
Property operating income	$12,113,360	$12,707,718		(4.7)%		$2,110,074	$23,390	N/M	$14,223,434	$12,731,108	11.7%
Number of facilities	82	82				30	1		112	83
Rentable square feet (4)	5,963,100	5,963,100				2,261,200	66,500		8,224,300	6,029,600
Average physical occupancy (5)	87.9%	88.7%				N/M	N/M		84.6%	88.5%
Annualized rent per occupied square foot (6)	$15.73	$15.73	(1)			N/M	N/M		$15.32	$15.70

N/M Not meaningful

(1)

The adoption of ASU 2016-02 Leases (Topic 842) on January 1, 2019, requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as a reduction to self storage rental revenue. If we had applied this ASU to our 2018 results, same-store revenue and property operating expenses for the three months ended March 31, 2018 would have been approximately $19.5 million and $6.8 million, respectively. This would have resulted in an increase in same-store revenue for the three months ended March 31, 2019 of approximately $0.1 million, or 0.6%, and an increase in same-store property operating expenses for the same period of approximately $0.7 million, or 10.4%.  In addition, annualized rent per occupied square foot would have been $15.51, resulting in an annual increase of approximately 1.4% for the three months ended March 31, 2019.

(2)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(3)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees.

(4)

Of the total rentable square feet, parking represented approximately 695,000 square feet and 540,000 square feet as of March 31, 2019 and 2018, respectively. On a same-store basis, for the same periods, parking represented approximately 540,000 square feet.

(5)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(6)

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

Our same-store property operating expenses increased by approximately $0.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in repairs and maintenance, payroll and property taxes, offset by approximately $0.3 million of bad debt expense recorded in property operating expenses for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02.

The following table presents a reconciliation of net loss to operating income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(8,948,317)	$(667,047)
Adjusted to exclude:
Asset management fees (1)	1,763,871	1,367,131
General and administrative	1,654,184	1,202,934
Depreciation	6,868,408	5,066,544
Intangible amortization expense	1,726,976	1,180,502
Acquisition expenses—affiliates	38,941	8,305
Other property acquisition expenses	221,932	49,351
Interest expense	8,561,502	4,362,065
Interest expense—accretion of fair market value of secured debt	(32,468)	(114,360)
Interest expense—debt issuance costs	841,533	319,383
Net loss on extinguishment of debt	1,487,867	—
Other	39,005	(43,700)
Total property operating income	$14,223,434	$12,731,108

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, non-recurring gains or losses included in net income from the extinguishment or sale of debt, mark to market adjustments recorded in net income related to our derivatives, adjustments from changes in foreign currency rates, and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor and third parties. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss (attributable to common stockholders)	$(8,891,558)	$(661,203)
Add:
Depreciation of real estate	6,799,061	5,003,587
Amortization of intangible assets	1,726,976	1,180,502
Deduct:
Adjustment for noncontrolling interests	(52,057)	(54,240)
FFO (attributable to common stockholders)	(417,578)	5,468,646
Other Adjustments:
Acquisition expenses(1)	260,873	57,656
Accretion of fair market value of secured debt(2)	(32,468)	(114,360)
Net loss on extinguishment of debt(3)	1,487,867	—
Foreign currency and interest rate derivative (gains) losses, net(4)	90,883	(91,055)
Adjustment for noncontrolling interests	(12,123)	1,508
MFFO (attributable to common stockholders)	$1,377,454	$5,322,395

As discussed in the Results of Operations, our 2019 results have been significantly impacted by the SSGT Mergers and additional debt incurred to finance such acquisition. The information below should be read in conjunction with the discussion regarding the SSGT Mergers.

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

(3)

The net loss associated with the extinguishment of debt includes prepayment penalties, the write-off of unamortized deferred financing fees, and other fees incurred.  We believe that adjusting for such non-recurring items provides useful supplemental information because such losses may not be reflective of on-going transactions and operations and is consistent with management’s analysis of our operating performance.
(4)

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Interest expense - debt issuance costs of approximately $0.8 million and $0.3 million, respectively, were recognized for the three months ended March 31, 2019 and 2018.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Net cash flow provided by (used in):
Operating activities	$879,719	$4,437,552	$(3,557,833)
Investing activities	(339,235,651)	1,779,675	(341,015,326)
Financing activities	344,507,384	(7,961,714)	352,469,098

Cash flows provided by operating activities for the three months ended March 31, 2019 and 2018 were approximately $0.9 million and $4.4 million, respectively, a decrease of approximately $3.5 million. The decrease in cash provided by our operating activities is primarily the result of a decrease in net income when excluding depreciation, amortization, and net loss on extinguishment of debt of approximately $3.9 million.

Cash flows provided by (used in) investing activities for the three months ended March 31, 2019 and 2018 were approximately ($339.2) million and $1.8 million, respectively, a change of approximately $341.0 million. The change in cash provided by (used in) investing activities primarily relates to cash consideration paid of approximately $346 million for the SSGT Mergers during the three months ended March 31, 2019.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2019 and 2018 were approximately $344.5 million and ($8.0 million), respectively, a change of approximately $352.5 million. The change in cash provided by (used in) financing activities is primarily attributable to the approximately $358 million increase in net debt issued during the three months ended March 31, 2019.

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

Distribution Policy and Distributions

On March 18, 2019, our board of directors declared a distribution rate for the second quarter of 2019 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2019 and continuing on each day thereafter through and including June 30, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share.  Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Distributions paid in cash — common stockholders	$4,435,585		$4,249,477
Distributions paid in cash — Operating Partnership unitholders	26,407		74,446
Distributions reinvested	3,963,766		3,971,349
Total distributions	$8,425,758		$8,295,272
Source of distributions
Cash flows provided by operations	$879,719	10%	$4,437,552	53%
Cash provided by financing activities	3,582,273	43%	—	0%
Offering proceeds from distribution reinvestment plan	3,963,766	47%	3,857,720	47%
Total sources	$8,425,758	100%	$8,295,272	100%

From our inception through March 31, 2019, we paid cumulative distributions of approximately $104.7 million, as compared to cumulative FFO of approximately $23.9 million. For the three months ended March 31, 2019, we paid distributions of approximately $8.4 million, as compared to an FFO of approximately ($0.4) million, which reflects acquisition related expenses of approximately $260,000 and net loss on extinguishment of debt of approximately $1.5 million. For the three months ended March 31, 2018, we paid distributions of approximately $8.3 million, as compared to FFO of approximately $5.5 million which reflects acquisition related expenses of approximately $60,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2019, our total indebtedness was approximately $764.2 million, which included approximately $298 million in fixed rate debt, $477 million in variable rate debt and approximately $0.7 million in net debt premium less approximately $11.7 million in net debt issuance costs. Some of our loans have maturity dates within the next year. We intend to repay these loans through loan extensions or other debt financing. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019:

	Payments due during the years ending December 31:
	Total	2019	2020-2021	2022-2023	Thereafter
Debt interest(1)	$184,464,971	$30,283,757	$76,498,170	$31,535,812	$46,147,232
Debt principal(2)	775,218,483	201,712	81,989,514	402,934,046	290,093,211
Total contractual obligations	$959,683,454	$30,485,469	$158,487,684	$434,469,858	$336,240,443

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2019.

(2)	Amount represents principal payments only, excluding debt premium and debt issuance costs.

Off-Balance Sheet Arrangements

Other than our tenant insurance joint venture, which is accounted for using the equity method of accounting, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of March 31, 2019, our total indebtedness was approximately $764.2 million, which included approximately $298.2 million in fixed rate debt, $477.0 million in variable rate debt and approximately $0.7 million in net debt premium less approximately $11.7 million in net debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $406.1 million, which included approximately $225.6 million in fixed rate debt, $182.6 million in variable rate debt and approximately $1.2 million in net debt premium less approximately $3.4 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.9 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2019:

	Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt	$201,712	$627,411	$1,209,672	$2,826,091	$3,291,903	$290,093,211	$298,250,000
Average interest rate(1)	4.63%	4.63%	4.63%	4.63%	4.64%	4.64%
Variable rate debt	$—	$75,114,670	$5,037,761	$396,178,000	$638,052	$—	$476,968,483
Average interest rate(1)	5.41%	5.45%	5.61%	5.58%	5.90%	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2019.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the risk factor set forth below, there have been no material changes from the risk factors set forth in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred a net loss to date, have an accumulated deficit, and it is possible that our operations may not be profitable in 2019.

We incurred a net loss of approximately $8.9 million for the three months ended March 31, 2019. Our accumulated deficit was approximately $71.2 million as of March 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of March 31, 2019, approximately $34.1 million of common stock was available for redemption and approximately $2.0 million was included in accrued expenses and other liabilities in the consolidated balance sheets as of March 31, 2019.  During the three months ended March 31, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 31, 2019	141,291	$9.72	141,291	2,725,920(1)
February 28, 2019	—	$—	—	2,725,920(1)
March 31, 2019	—	$—	—	2,725,920(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	CMBS SASB Mortgage Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.2	CMBS SASB Mortgage Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.3	CMBS SASB Mortgage Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.4	CMBS SASB Mortgage Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.5	CMBS SASB Mezzanine Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.6	CMBS SASB Mezzanine Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.7	CMBS SASB Mezzanine Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.8	CMBS SASB Mezzanine Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.9	CMBS Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.10	CMBS Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.11	CMBS Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

Exhibit No.	Description

10.12	CMBS Promissory Note A-3, dated January 24, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.13	CMBS Promissory Note A-4, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.14	CMBS Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.15	Secured Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.16	Secured Note (KeyBank), dated January 24, 2019, incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.17	Secured Note (SunTrust), dated January 24, 2019, incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.18	Secured Guaranty, dated January 24, 2019, incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.19	Senior Term Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.20	Senior Note (KeyBank), dated January 24, 2019, incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.21	Senior Note (SunTrust), dated January 24, 2019, incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.22	Pledge and Security Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.23	Pledge and Security Agreement (Capital Events), dated January 24, 2019, incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.24

First Amendment to CMBS SASB Mortgage Loan Agreement, dated February 12, 2019, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K, filed on March 22, 2019, Commission File No. 000-55617

10.25

First Amendment to CMBS SASB Mezzanine Loan Agreement, dated February 12, 2019, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K, filed on March 22, 2019, Commission File No. 000-55617

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

101*

The following Strategic Storage Trust II, Inc. financial information for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST II, INC. (Registrant)

Dated: May 15, 2019	By:	/s/ Matt F. Lopez
Matt F. Lopez
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)