Form 10-Q
period 2019-06-30
SmartStop Self Storage REIT, Inc.
filed 2019-08-14
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55617

SmartStop Self Storage REIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	46-1722812
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Road

Ladera Ranch, California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

Strategic Storage Trust II, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of August 12, 2019, there were 50,895,300 outstanding shares of Class A common stock and 7,615,608 outstanding shares of Class T common stock of the registrant.

FORM 10-Q

SMARTSTOP SELF STORAGE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of SmartStop Self Storage REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$334,187,183	$269,522,776
Buildings	775,331,175	507,580,145
Site improvements	60,048,865	43,193,105
	1,169,567,223	820,296,026
Accumulated depreciation	(68,743,726)	(54,264,685)
	1,100,823,497	766,031,341
Construction in process	8,981,215	130,383
Real estate facilities, net	1,109,804,712	766,161,724
Cash and cash equivalents	14,814,652	10,272,020
Restricted cash	6,565,514	3,740,188
Investments in and advances to managed REITs	6,025,782	—
Other assets, net	6,479,958	14,580,417
Debt issuance costs, net of accumulated amortization	—	36,907
Intangible assets, net of accumulated amortization	37,623,254	1,562,781
Trademarks, net of accumulated amortization	19,798,167	—
Goodwill	78,372,980	—
Total assets	$1,279,485,019	$796,354,037
LIABILITIES AND EQUITY
Debt, net	$798,798,013	$406,084,103
Accounts payable and accrued liabilities	19,455,226	7,691,990
Due to affiliates	2,255,642	2,203,837
Distributions payable	2,879,771	2,890,395
Contingent earnout	30,900,000	—
Deferred tax liability	7,402,440	—
Total liabilities	861,691,092	418,870,325
Commitments and contingencies (Note 11)
Redeemable common stock	36,143,195	32,226,815
Equity:
SmartStop Self Storage REIT, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 51,000,324 and 50,437,059 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	51,000	50,437
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,602,618 and 7,533,790 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7,602	7,534
Additional paid-in capital	491,113,855	500,474,807
Distributions	(111,192,953)	(94,248,326)
Accumulated deficit	(73,444,156)	(62,340,153)
Accumulated other comprehensive income (loss)	(1,613,117)	1,390,354
Total SmartStop Self Storage REIT, Inc. equity	304,922,231	345,334,653
Noncontrolling interests in our Operating Partnership	76,706,701	(77,756)
Other noncontrolling interests	21,800	—
Total noncontrolling interests	76,728,501	(77,756)
Total equity	381,650,732	345,256,897
Total liabilities and equity	$1,279,485,019	$796,354,037

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Self storage rental revenue	$25,154,971	$19,555,480	$48,386,620	$38,987,895
Ancillary operating revenue	749,375	490,036	1,401,051	924,078
Managed REIT Platform revenue	29,062	—	29,062	—
Reimbursable costs from Managed REITs	47,109	—	47,109	—
Total revenues	25,980,517	20,045,516	49,863,842	39,911,973
Operating expenses:
Property operating expenses	8,775,557	6,275,002	16,974,602	12,221,105
Property operating expenses – affiliates	3,380,954	2,559,136	6,605,670	5,115,513
Managed REIT Platform expenses	10,569	—	10,569	—
Reimbursable costs from Managed REITs	47,109	—	47,109	—
General and administrative	1,826,886	1,430,276	3,481,070	2,633,210
Depreciation	7,420,510	5,081,042	14,288,918	10,147,586
Intangible amortization expense	2,354,332	1,038,263	4,081,308	2,218,765
Self administration transaction expenses	1,350,188	—	1,488,271	—
Acquisition expenses – affiliates	45,119	17,915	84,061	26,220
Other property acquisition expenses	387	204,079	84,236	253,430
Total operating expenses	25,211,611	16,605,713	47,145,814	32,615,829
Operating income	768,906	3,439,803	2,718,028	7,296,144
Other income (expense):
Interest expense	(9,762,302)	(4,467,403)	(18,323,804)	(8,829,468)
Interest expense – accretion of fair market value of secured debt	33,191	111,151	65,659	225,511
Interest expense – debt issuance costs	(1,073,725)	(325,569)	(1,915,258)	(644,952)
Net loss on extinguishment of debt	—	—	(1,487,867)	—
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	8,017,353	—
Other	(267,395)	(195,312)	(306,401)	(151,612)
Net loss	(2,283,972)	(1,437,330)	(11,232,290)	(2,104,377)
Net loss attributable to the noncontrolling interests in our Operating Partnership	71,527	10,274	128,286	16,118
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(2,212,445)	$(1,427,056)	$(11,104,004)	$(2,088,259)
Net loss per Class A share – basic and diluted	$(0.04)	$(0.02)	$(0.19)	$(0.04)
Net loss per Class T share – basic and diluted	$(0.04)	$(0.02)	$(0.19)	$(0.04)
Weighted average Class A shares outstanding – basic and diluted	50,679,825	49,729,983	50,603,703	49,612,813
Weighted average Class T shares outstanding – basic and diluted	7,581,180	7,417,021	7,563,544	7,396,286

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,283,972)	$(1,437,330)	$(11,232,290)	$(2,104,377)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,192,459	(1,344,968)	2,059,720	(3,404,772)
Foreign currency forward contract gains (losses)	(1,039,585)	1,441,209	(1,886,166)	3,514,499
Interest rate swap and cap contract gains (losses)	(1,861,933)	71,903	(3,177,025)	509,532
Other comprehensive income (loss)	(1,709,059)	168,144	(3,003,471)	619,259
Comprehensive loss	(3,993,031)	(1,269,186)	(14,235,761)	(1,485,118)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	125,049	9,072	162,589	11,375
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(3,867,982)	$(1,260,114)	$(14,073,172)	$(1,473,743)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	49,386,092	$49,386	7,350,142	$7,351	$496,287,890	$(60,561,504)	$(58,641,776)	$1,369,208	$378,510,555	$4,427,469	$382,938,024	$24,497,059
Offering costs	—	—	—	—	(1,973)	—	—	—	(1,973)	—	(1,973)	—
Changes to redeemable common stock	—	—	—	—	(3,970,960)	—	—	—	(3,970,960)	—	(3,970,960)	3,970,960
Redemptions of common stock	(69,411)	(69)	(2,640)	(3)	—	—	—	—	(72)	—	(72)	(1,126,591)
Distributions	—	—	—	—	—	(8,238,414)	—	—	(8,238,414)	—	(8,238,414)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(74,446)	(74,446)	—
Issuance of shares for distribution reinvestment plan	337,155	337	51,602	52	3,970,960	—	—	—	3,971,349	—	3,971,349	—
Stock compensation expense	—	—	—	—	14,968	—	—	—	14,968	—	14,968	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(661,203)	—	(661,203)	—	(661,203)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,844)	(5,844)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,059,805)	(2,059,805)	—	(2,059,805)	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	2,073,290	2,073,290	—	2,073,290	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	437,629	437,629	—	437,629	—
Balance as of March 31, 2018	49,653,836	49,654	7,399,104	7,400	496,300,885	(68,799,918)	(59,302,979)	1,820,322	370,075,364	4,347,179	374,422,543	27,341,428
Offering costs	—	—	—	—	(2,357)	—	—	—	(2,357)	—	(2,357)	—
Changes to redeemable common stock	—	—	—	—	(4,031,062)	—	—	—	(4,031,062)	—	(4,031,062)	4,031,062
Redemptions of common stock	(109,624)	(110)	(12,499)	(12)	—	—	—	—	(122)	—	(122)	(1,212,332)
Issuance of restricted stock	10,500	11	—	—	—	—	—	—	11	—	11	—
Distributions	—	—	—	—	—	(8,370,146)	—	—	(8,370,146)	—	(8,370,146)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(75,273)	(75,273)	—
Issuance of shares for distribution reinvestment plan	332,758	333	51,178	51	4,031,062	—	—	—	4,031,446	—	4,031,446	—
Stock compensation expense	—	—	—	—	14,968	—	—	—	14,968	—	14,968	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(1,427,056)	—	(1,427,056)	—	(1,427,056)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(10,274)	(10,274)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,344,967)	(1,344,967)	—	(1,344,967)	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	1,441,209	1,441,209	—	1,441,209	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	71,903	71,903	—	71,903	—
Balance as of June 30, 2018	49,887,470	$49,888	7,437,783	$7,439	$496,313,496	$(77,170,064)	$(60,730,035)	$1,988,467	$360,459,191	$4,261,632	$364,720,823	$30,160,158

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$32,226,815
Offering costs	—	—	—	—	(2,418)	—	—	—	(2,418)	—	(2,418)	—
Issuance of limited partnership units in our Operating Partnership in connection with the SSGT Mergers	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399	—
Changes to redeemable common stock	—	—	—	—	(3,963,393)	—	—	—	(3,963,393)	—	(3,963,393)	3,963,393
Redemptions of common stock	(120,000)	(120)	(21,291)	(21)	—	—	—	—	(141)	—	(141)	(2,044,001)
Distributions	—	—	—	—	—	(8,411,426)	—	—	(8,411,426)	—	(8,411,426)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(46,584)	(46,584)	—
Issuance of shares for distribution reinvestment plan	322,580	323	49,604	50	3,963,393	—	—	—	3,963,766	—	3,963,766	—
Stock compensation expense	—	—	—	—	21,957	—	—	—	21,957	—	21,957	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(8,891,558)	—	(8,891,558)	—	(8,891,558)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(56,759)	(56,759)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	867,261	867,261	—	867,261	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(846,581)	(846,581)	—	(846,581)	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,315,092)	(1,315,092)	—	(1,315,092)	—
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$34,146,207

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$34,146,207
Offering costs	—	—	—	—	(1,559)	—	—	—	(1,559)	—	(1,559)	—
Issuance of limited partnership units in our Operating Partnership in connection with the Self Administration Transaction	—	—	—	—	—	—	—	—	—	63,643,000	63,643,000	—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	—	—	—	—	9,687,035	—	—	—	9,687,035	9,112,965	18,800,000	—
Contribution of special limited partnership interest in exchange for limited partnership interests in our Operating Partnership	—	—	—	—	(18,800,000)	—	—	—	(18,800,000)	—	(18,800,000)	—
Noncontrolling interests related to the consolidated Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	21,800	21,800	—
Redemption of limited partnership interests held by our Former Advisor	—	—	—	—	(291,103)	—	—	—	(291,103)	91,103	(200,000)	—
Changes to redeemable common stock	—	—	—	—	(4,049,066)	—	—	—	(4,049,066)	—	(4,049,066)	4,049,066
Redemptions of common stock	(199,883)	(200)	(10,242)	(11)	—	—	—	—	(211)	—	(211)	(2,052,078)
Issuance of restricted stock	232,176	232	—	—	—	—	—	—	232	—	232	—
Distributions	—	—	—	—	—	(8,533,201)	—	—	(8,533,201)	—	(8,533,201)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(105,140)	(105,140)	—
Issuance of shares for distribution reinvestment plan	328,392	328	50,757	50	4,049,066	—	—	—	4,049,444	—	4,049,444	—
Stock compensation expense	—	—	—	—	25,136	—	—	—	25,136	—	25,136	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(2,212,445)	—	(2,212,445)	—	(2,212,445)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(71,527)	(71,527)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,192,459	1,192,459	—	1,192,459	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(1,039,585)	(1,039,585)	—	(1,039,585)	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,861,933)	(1,861,933)	—	(1,861,933)	—
Balance as of June 30, 2019	51,000,324	$51,000	7,602,618	$7,602	$491,113,855	$(111,192,953)	$(73,444,156)	$(1,613,117)	$304,922,231	$76,728,501	$381,650,732	$36,143,195

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,232,290)	$(2,104,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,370,226	12,366,351
Accretion of fair market value adjustment of secured debt	(65,659)	(225,511)
Amortization of debt issuance costs	1,915,258	644,952
Net loss on extinguishment of debt	1,487,867	—
Stock compensation expense	47,093	29,936
Unrealized foreign currency and derivative gains	(259,336)	(21,779)
Gain resulting from acquisition of unconsolidated affiliates	(8,017,353)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	467,125	(882,095)
Accounts payable and accrued liabilities	1,328,303	774,906
Due to affiliates	(105,305)	(176,871)
Net cash provided by operating activities	3,935,929	10,405,512
Cash flows from investing activities:
SSGT Mergers, net of cash acquired	(345,538,595)	—
Self Administration Transaction, net of cash acquired	(3,292,958)	—
Additions to real estate	(5,632,641)	(411,123)
Investment in real estate joint ventures	—	(3,125,369)
Settlement of foreign currency hedges	1,586,484	2,132,261
Settlement of company owned life insurance	3,122,962	—
Sale of real estate joint venture	3,357,814	—
Net cash used in investing activities	(346,396,934)	(1,404,231)
Cash flows from financing activities:
Gross proceeds from issuance of debt	514,388,032	4,000,000
Repayment of debt	(141,088,724)	(2,200,000)
Scheduled principal payments on debt	(55,299)	(1,073,702)
Debt issuance costs	(8,462,191)	(127,676)
Debt defeasance costs	(1,690,703)	—
Offering costs	(340,654)	(344,618)
Redemption of common stock	(3,335,663)	(1,850,170)
Redemption of noncontrolling interest	(200,000)	—
Distributions paid to common stockholders	(9,004,432)	(8,668,185)
Distributions paid to noncontrolling interests in our Operating Partnership	(89,332)	(150,546)
Net cash provided by (used in) financing activities	350,121,034	(10,414,897)
Impact of foreign exchange rate changes on cash and restricted cash	(292,071)	(140,252)
Change in cash, cash equivalents, and restricted cash	7,367,958	(1,553,868)
Cash, cash equivalents, and restricted cash beginning of period	14,012,208	11,868,412
Cash, cash equivalents, and restricted cash end of period	$21,380,166	$10,314,544

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$16,422,557	$8,886,711
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$8,013,210	$8,002,795
Distributions payable	$2,879,771	$2,788,852
Redemption of common stock included in accounts payable and accrued liabilities	$2,052,077	$1,212,679
Issuance of units in our Operating Partnership in SSGT Mergers	$4,217,399	$—
Debt assumed in SSGT Mergers	$5,038,435	$—
Net liabilities assumed in SSGT Mergers	$(1,712,596)	$—
Write-off of unamortized debt issuance costs	$356,519	$—
Issuance of Class A-1 units in our Operating Partnership in the Self Administration Transaction	$63,643,000	$—
Debt assumed in the Self Administration Transaction	$19,219,126	$—
Contingent earnout consideration issued in the Self Administration Transaction	$30,900,000	$—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	$18,800,000	$—
Deferred tax liabilities related to the Self Administration Transaction	$7,415,654	$—
Accounts payable and other accrued liabilities assumed in the Self Administration Transaction	$722,286	$—
Transfer of other assets to debt issuance costs	$1,075,000	$—
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$3,609,717	$1,824,349
Real estate and construction in process included in accounts payable and accrued liabilities	$374,445	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 1. Organization

SmartStop Self Storage REIT, Inc. (formerly known as Strategic Storage Trust II, Inc.), a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

Recent Developments

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and Tenant Programs (as defined in Note 9) joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor (defined below) have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and Tenant Programs joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, “the Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4, Self Administration Transaction, for additional information.

Prior to the Self Administration Transaction, our Former External Advisor was responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement and our properties were previously managed by our Former External Property Managers pursuant to property management agreements. However, as a result of the Self Administration Transaction, we acquired approximately 350 self storage professionals and now perform such services on our own behalf. Please see Note 9 – Related Party Transactions.

Offering Related

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2019, we had sold approximately 3.3 million Class A Shares and approximately 0.5 million Class T Shares for approximately $34.8 million and $5.3 million, respectively, in our DRP Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

We invested the net proceeds from our Offering primarily in self storage facilities. As of June 30, 2019, we owned 111 operating self storage facilities and one facility under development located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

On June 26, 2019, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $10.66 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of March 31, 2019.

As a result of the calculation of our estimated value per share, beginning in July 2019, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.66 for both Class A Shares and Class T Shares.

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Dealer Manager”) was responsible for marketing our shares offered pursuant to our Primary Offering. SAM indirectly owns a 15% non-voting equity interest in our Dealer Manager. Now that our Primary Offering has terminated, our Dealer Manager no longer provides such services for us. However, we pay our Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold. Please see Note 9 – Related Party Transactions – Dealer Manager Agreement.

 Other Corporate History

Our Operating Partnership was formed on January 9, 2013. During 2013, our Former External Advisor purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. See Note 4, Self Administration Transaction, for additional information.

As we accepted subscriptions for shares of our common stock, we transferred all of the net Offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in our Operating Partnership’s limited partnership agreement.

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of June 30, 2019, we owned approximately 86.6% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 13.4% of the common units are owned indirectly by SAM and affiliates of our Dealer Manager.  As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our TRS, which is a wholly-owned subsidiary of our Operating Partnership.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT then sponsored by SAM, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was a REIT focused on opportunistic self storage properties, including development, and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Mergers.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

SAM owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Please see Note 9 – Related Party Transactions – Transfer Agent Agreement.

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

As of June 30, 2019, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint ventures with SST IV and SSGT II which were acquired in the Self Administration Transaction, which are consolidated.

As of December 31, 2018, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint ventures and a real estate joint venture, both of which were accounted for under the equity method of accounting.  In January 2019, we sold our interest in the real estate joint venture to SST IV, a REIT previously sponsored by SAM and now sponsored by SRA. We acquired 50% of the Tenant Programs joint venture in the Self Administration Transaction such that we now own 100% of such joint venture. Please see Note 3 – Real Estate Facilities for further discussion regarding the real estate joint venture and Note 9 – Related Party Transactions for further discussions regarding our Tenant Programs joint venture. Other than these joint ventures, we did not have any variable interest relationships with unconsolidated entities or financial partnerships as of December 31, 2018.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Under the equity method, our investments in real estate joint ventures will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investment.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership and the noncontrolling interests in our Tenant Programs joint ventures with SST IV and SSGT II in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as a noncontrolling interest in the accompanying consolidated balance sheets. Our other consolidated, non wholly-owned joint ventures are also reflected as noncontrolling interest. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

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

We may maintain restricted cash in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

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

The value of the tangible assets, consisting primarily of land and buildings is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $13.6 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2019 and 2018, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2019 and 2018, our property acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended June 30, 2019 and 2018, we expensed approximately $46,000 and $222,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods. During the six months ended June 30, 2019 and 2018, we expensed approximately $168,000 and $280,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Purchase Price Allocation for the Acquisition of a Business

Should the initial accounting for an acquisition that meets the definition of a business be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We apply those measurement period adjustments in the period in which the provisional amounts are finalized.

As discussed in Note 4, the Self Administration Transaction is an acquisition of a business and the related amounts recorded as of June 30, 2019 are provisional and subject to change.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2019 and 2018, no impairment losses were recognized.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Goodwill Valuation

We have recorded goodwill of approximately $78.4 million as a result of the Self Administration Transaction. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable and is not amortized. We will perform an annual impairment test for goodwill and between annual tests, we will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment tests of goodwill, we will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

Trademarks

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for seven years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

We will evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

In connection with the Self Administration Transaction, we recorded $19.8 million associated with the two primary trademarks acquired. Prior thereto we had no amounts recorded related to trademarks.

Approximately $18.7 million of the original $19.8 million of trademarks relates to the “SmartStop®” trademark, which is an indefinite-lived intangible. The remaining approximately $1.1 million relates to our “Strategic Storage®” trademark and will be amortized over a five year period. As of June 30, 2019, we had accumulated amortization of approximately $2,000 associated with the “Strategic Storage®” trademark.

The total estimated amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2019, 2020, 2021, 2022, 2023 and thereafter is approximately $110,000, $220,000, $220,000, $220,000,
$220,000 and $108,000 respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30-40 years
Site Improvements	7-10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2019, the gross amounts allocated to in-place lease intangibles was approximately $47.3 million and accumulated amortization of in-place lease intangibles totaled approximately $36.1 million. As of December 31, 2018, the gross amounts allocated to in-place lease intangibles were approximately $33.4 million and accumulated amortization of in-place lease intangibles totaled approximately $31.9 million.

The total estimated future amortization expense of in-place lease intangible assets for the years ending December 31, 2019, 2020, 2021, 2022, 2023, and thereafter is approximately $4.6 million, $5.2 million, $0.1 million, $0.1 million, $0.1 million, and $1.1 million respectively.

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs. For these contracts, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts. As of June 30, 2019, the gross amount allocated to the contracts was approximately $24.9 million and the accumulated amortization was approximately $0.3 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2019, 2020, 2021, 2022, 2023 and thereafter is approximately $2.8 million, $5.7 million, $4.6 million, $4.6 million, $4.6 million, and $4.1 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our former revolving credit facility was presented as debt issuance costs on our consolidated balance sheet as of December 31, 2018. Debt issuance costs were amortized on a straight-line basis over the term of the related loan, which was not materially different than the effective interest method. As of June 30, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to our former revolving credit facility totaled none and approximately $45,000, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 6). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.6 million and $1.0 million, respectively.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term equity investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in equity investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $520,000 and none for the three months ended June 30, 2019 and 2018, respectively, and represented a gain of approximately $860,000 and none for the six months ended June 30, 2019 and 2018, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January of 2019.  For the six months ended June 30, 2019, we received redemption requests totaling approximately $4.1 million (approximately 412,000 shares), $2.0 million of which were fulfilled in April 2019, and $2.1 million of which were included in accounts payable and accrued liabilities as of June 30, 2019, and fulfilled in July of 2019.

Accounting for Equity Awards

Through June 30, 2019, we have only issued service based awards. The cost of such restricted stock awards is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions along with the assets and liabilities described in Note 4, Self Administration Transaction. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at June 30, 2019 and December 31, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$311,100,000	$303,127,581	$200,600,000	$207,357,391

As of June 30, 2019, and December 31, 2018, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 6 and 7). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2019, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of other comprehensive (loss) income into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

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

We filed an election to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, the TRS performs additional services for our customers and provides the advisory and property management services to the Managed REITs and otherwise generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Segment Reporting

Our business is comprised of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 8 – Segment Disclosures for additional detail.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases. In addition, the new standard requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as a reduction to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $360,000 and $720,000 for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, bad debt expense totaled approximately $320,000 and $580,000, respectively, and is included in property operating expenses.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2019:

Real estate facilities
Balance at December 31, 2018	$820,296,026
Facilities acquired through merger with SSGT	334,139,296
Corporate office acquired through Self Administration Transaction	6,500,000
Impact of foreign exchange rate changes	5,684,047
Improvements and additions	2,947,854
Balance at June 30, 2019	$1,169,567,223
Accumulated depreciation
Balance at December 31, 2018	$(54,264,685)
Depreciation expense	(14,125,014)
Impact of foreign exchange rate changes	(354,027)
Balance at June 30, 2019	$(68,743,726)

Merger with Strategic Storage Growth Trust, Inc.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT then sponsored by SAM, and SS Growth Operating Partnership,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the SSGT Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).

At the effective time of the SSGT REIT Merger (the “SSGT REIT Merger Effective Time”), each share of SSGT common stock, par value $0.001 per share (the “SSGT Common Stock”), outstanding immediately prior to the SSGT REIT Merger Effective Time (other than shares owned by SSGT and its subsidiaries or us and our subsidiaries) was automatically converted into the right to receive an amount in cash equal to $12.00, without interest and less any applicable withholding taxes. The proceeds used to fund the SSGT Mergers and the repayment of approximately $141 million of our outstanding debt were funded by the SSGT Merger Financings, totaling approximately $500 million, as described in Note 6.

Immediately prior to the SSGT REIT Merger Effective Time, all shares of SSGT Common Stock that were subject to vesting and other restrictions also became fully vested and converted into the right to receive cash equal to $12.00 per share upon the SSGT REIT Merger.

At the effective time of the SSGT Partnership Merger, each outstanding unit of partnership interest in SSGT OP was converted automatically into 1.127 units of partnership interest in our Operating Partnership, which resulted in approximately 396,000 Class A Units of our Operating Partnership being issued to SS Growth Advisor, LLC, a subsidiary of SAM.

SSGT was a REIT focused on opportunistic self storage properties, including development, and lease-up properties. As a result of the SSGT Mergers, we acquired all of the real estate owned by SSGT, consisting of 28 operating self storage facilities located in 10 states and in the Greater Toronto, Canada area, and one development property in the Greater Toronto Area. Additionally, we obtained the rights to acquire a self storage facility which was under development located in Gilbert, Arizona that was previously under contract with SSGT and was acquired by us subsequent to June 30, 2019. See Note 14 – Subsequent Events for further detail.

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

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the SSGT Mergers:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Assets Acquired:
Land	$62,261,573
Buildings	255,743,767
Site improvements	16,133,956
Construction in process	5,370,773
Intangible assets	13,571,765
Cash and cash equivalents	692,965
Other assets	6,536,838
Total assets acquired	$360,311,637
Liabilities assumed:
Debt	$5,038,435
Accounts payable and accrued liabilities	4,824,242
Total liabilities assumed	$9,862,677
Total net assets acquired	$350,448,960

The following table summarizes the purchase price allocation for the real estate related assets acquired in the SSGT Mergers:
Acquisition	Acquisition Date	Real Estate Assets	Construction in Process(4)	Intangibles	Total(1)	2019 Revenue(2)	2019 Property Operating Income(2)(3)
SSGT Mergers	1/24/2019	$334,139,296	$5,370,773	$13,571,765	$353,081,834	$9,882,957	$4,918,685	(5)
(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)	The operating results of the self storage properties acquired in the SSGT Mergers have been included in our consolidated statement of operations since their respective acquisition date.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.
(4)

Construction in process relates to the Torbarrie property in Toronto, Canada, which is a self storage property under construction with an expected completion date in the fourth quarter of 2019 or first quarter of 2020.

(5)

SSGT was a REIT focused on opportunistic self storage properties, including development, and lease-up properties. As a result, many of its properties were not physically and/or economically stabilized as of the date of the SSGT Mergers. .

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

The sale price for the San Antonio II Property is approximately $16.1 million, less closing costs. The Buyer made a deposit of $400,000 in connection with the execution of the San Antonio II Sale Agreement and the estimated closing date is during the fourth quarter of 2019. The San Antonio II Sale Agreement is subject to various contingencies and we cannot provide assurance whether or when this transaction will occur.

Joint Venture with SmartCentres

In January 2018, a subsidiary of SAM entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for a tract of land owned by SmartCentres and located in East York, Ontario (the “East York Lot”) in Canada. In March 2018, the interest in the Contribution Agreement was assigned to one of our subsidiaries.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

On June 28, 2018, we closed on the East York Lot, which is owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) were each a 50% limited partner and each had an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The Limited Partnership intends to develop a self storage facility on the East York Lot. The value of the land contributed to the Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.  In January 2019, we sold our interest in the Limited Partnership to SST IV for approximately $4.7 million CAD, which represented our total cost incurred related to the Limited Partnership. Of this amount, approximately $4.6 million CAD related to the acquisition of land and development costs incurred, and approximately $100,000 CAD related to acquisition costs that were expensed during 2018, which were recorded in other income (expense) in the consolidated statement of operations for the six months ended June 30, 2019.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 4. Self Administration Transaction

Overview

On June 28, 2019, we, our Operating Partnership and our TRS entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with our then-sponsor SAM and SS OP Holdings, a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and Tenant Programs joint venture interests of SAM, along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we are now self-managed and succeed to the advisory, asset management and property management businesses and Tenant Programs joint ventures previously in place for us, SST IV, SSGT II and we now have the internal capability to originate, structure and manage additional investment products which would be sponsored by SRA. The Self Administration Transaction and the other transactions discussed herein were approved by our board of directors at the recommendation of a special committee of our board of directors comprised solely of independent directors.

Agreements

Contribution Agreement

On June 28, 2019, we along with our Operating Partnership, as contributee, and SAM and SS OP Holdings, as contributor, entered into a Contribution Agreement (the “Contribution Agreement”) whereby the Operating Partnership acquired the Self Storage Platform and certain other assets, including (a) SAM’s, or its subsidiaries’, 100% membership interests in our Former External Advisor and Former External Property Managers, the advisor and property manager for SST IV, the advisor and property manager for SSGT II, entities related to the Tenant Programs joint ventures, and certain entities related to SAM’s self storage business in Canada; (b) all equipment, furnishings, fixtures and computer equipment as set forth in the Contribution Agreement; (c) certain personal property as set forth in the Contribution Agreement; (d) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “SmartStop®” brand and “Strategic Storage®” related trademarks), (e) SAM’s processes, practices, procedures and workforce related to the self storage business (currently consisting of a total of approximately 350 on-site self storage employees, regional and district managers, other personnel and the current executive management team of the Company), and (f) certain other assets as set forth in the Contribution Agreement, in exchange for $769,126 in cash, assumption of existing debt in the amount of $15 million, and 8,698,956 Class A-1 limited partnership units of the Operating Partnership (“Class A-1 Units”) and 3,283,302 Class A-2 limited partnership units of the Operating Partnership (“Class A-2 Units”). For a description of the Class A-1 Units and Class A-2 Units, see below under the heading “Third Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement”.

The Contribution Agreement contains customary representations, warranties, covenants, agreements and indemnification obligations and rights of us, the Operating Partnership, SAM and SS OP Holdings.

Third Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement

On June 28, 2019, we entered into the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership,  (the “Operating Partnership Agreement”), which amended and superseded the Second Amended and Restated Limited Partnership Agreement (the “Former OP Agreement”), and a Redemption of Limited Partner Interest Agreement (the “Redemption of Limited Partner Interest Agreement”) with the Former External Advisor and the Operating Partnership, pursuant to which the Operating Partnership redeemed all of the limited partnership interests held by the Former External Advisor in the Operating Partnership. As a result of the Redemption of Limited Partner Interest Agreement and the Self Administration Transaction, the Former External Advisor’s parent entity, SAM and its affiliates no longer hold either their previously existing 20,000 limited partnership units or their special limited partnership interest in the Operating Partnership; however, SAM received cash of $200,000 and also now holds Class A-1 Units and Class A-2 Units in the Operating Partnership, as further described below.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

As a result of the entry into the above-described Redemption of Limited Partner Interest Agreement and the Operating Partnership Agreement (1) references to the limited partner interests previously held by the Former External Advisor in the Operating Partnership have been removed from the Operating Partnership Agreement in connection with the redemption of such interests pursuant to the Redemption of Limited Partner Interest Agreement and (2) provisions related to the subordinated incentive distributions payable to the Former External Advisor pursuant to the special limited partnership interests have been removed from the Operating Partnership Agreement. Accordingly, we and our Operating Partnership will no longer have any obligation to make the Subordinated Share of Net Sale Proceeds, Subordinated Distribution Due Upon Termination of Advisory Agreement, Subordinated Incentive Listing Distribution, or Subordinated Distribution Due Upon Extraordinary Transaction (each as defined in the Former OP Agreement).

In addition, the revised Operating Partnership Agreement created two new classes of units to be issued to SS OP Holdings in connection with the Self Administration Transaction: Class A-1 Units and Class A-2 Units.

The Class A-1 Units are subject to the general restrictions on transfer contained in the Operating Partnership Agreement. In addition, until June 28, 2021 (the “Lock-Up Expiration”), the Class A-1 Units may not be sold, pledged, or otherwise transferred or encumbered except in certain limited circumstances set forth in the Contribution Agreement.  The Class A-1 Units are otherwise entitled to all rights and duties of the Class A limited partnership units in the Operating Partnership, including cash distributions and the allocation of any profits or losses in the Operating Partnership.  The Class A-2 Units may convert into Class A-1 Units as earnout consideration, as described below.  The Class A-2 Units are not entitled to cash distributions or the allocation of any profits or losses in the Operating Partnership until the Class A-2 Units are converted into Class A-1 Units.

The conversion features of the Class A-2 Units are as follows: (A) the first time the aggregate incremental assets under management (“AUM”) (as defined in the Operating Partnership Agreement) of the Operating Partnership equals or exceeds $300,000,000, one-third of the Class A-2 Units will automatically convert into Class A-1 Units, (B) the first time the incremental AUM of the Operating Partnership equals or exceeds $500,000,000, an additional one-third of the Class A-2 Units will automatically convert into Class A-1 Units, and (C) the first time the incremental AUM equals or exceeds $700,000,000, the remaining one-third of the Class A-2 Units will automatically convert into Class A-1 Units (each an “Earnout Achievement Date”).  On each Earnout Achievement Date, the Class A-2 Units will automatically convert into Class A-1 Units based on an earnout unit exchange ratio, which is equal to $10.66 divided by the then current value of our Class A common stock.  The Class A-2 Units will expire seven years following the closing date of the Self Administration Transaction.  Notwithstanding the foregoing, the earnout consideration will be earned and automatically convert in the event of an “Earnout Acceleration Event” (as defined in the Operating Partnership Agreement), which includes each of the following: certain change of control events (as described in the Operating Partnership Agreement), or H. Michael Schwartz being removed either as a member of our board of directors or as one of our executive officers for any reason other than for cause.

The Operating Partnership Agreement also provides the Class A-1 unitholders a vote on “Extraordinary Matters” which includes any merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or amendment of our charter, in each case where the vote of our stockholders is required under Maryland law (the “OP Consent”).  The OP Consent will be determined by a vote of the partners of the Operating Partnership, with our vote, as General Partner of the Operating Partnership, being voted in proportion to the votes cast by our stockholders on the Extraordinary Matter.

The Redemption of Limited Partner Interest Agreement contained various customary representations and warranties.

Membership Interest Purchase Agreement – Ladera Office

On June 28, 2019, immediately following the Self Administration Transaction, SAM and its then wholly-owned subsidiary, 10 Terrace Rd, LLC (“10 Terrace Rd”), and SmartStop Storage Advisors, LLC (“SSA”), our indirect subsidiary, entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), pursuant to which SSA purchased 100% of the membership interests in 10 Terrace Rd for $6.5 million, payable through the assumption of existing debt in the amount of approximately $4.2 million, and cash in the amount of approximately $2.3 million.  10 Terrace Rd is the owner of an office condominium located at 10 Terrace Rd., Ladera Ranch, California (the “Ladera Office”) which,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

as a result of the Membership Interest Purchase Agreement, we now indirectly own.  The Ladera Office houses our corporate headquarters.

Fair Value of Consideration Transferred

We accounted for the Contribution Agreement and Membership Interest Purchase Agreement discussed above as a business combination under the acquisition method of accounting. During the six months ended June 30, 2019, we incurred approximately $1.5 million for legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration Transaction, which are included in the self administration transaction expenses line-item in the accompanying consolidated statements of operations.

We are in the process of gathering certain additional information in order to finalize our assessment of the fair value of the consideration transferred; thus, the fair values are preliminary and subject to change. The estimated fair value of the consideration transferred totaled approximately $111.3 million and consisted of the following:

Estimated Fair Value of Consideration Transferred
Cash(1)	$3,918,185
Class A-1 Units	63,643,000
Class A-2 Units (contingent earnout)	30,900,000
Total Consideration Transferred	98,461,185
Fair value of our preexisting 50% equity interests	12,800,000
Total	$111,261,185

(1) The Contribution Agreement requires a true-up related to the assumption of certain operating assets and liabilities. We assumed a net asset of approximately $0.5 million and such amount was included above as cash consideration, which was due to SAM as of June 30, 2019.

As a result of this acquisition, we remeasured the book value of our preexisting 50% equity method investments in our Tenant Programs joint ventures to fair value, which resulted in a gain of approximately $8.0 million which was presented in the Gain resulting from acquisition of unconsolidated affiliates line-item in our consolidated statements of operations. The fair values of the Tenant Programs joint ventures were determined based on a discounted cash flow valuation of the projected cash flows.

The estimated fair value of the Class A-1 Units issued was determined using the Company’s net asset value, described above, which was based on an income approach to value the properties and the valuation of the assets acquired in the Self Administration Transaction, as described herein, adjusted for market related adjustments and illiquidity discounts.

The estimated fair value of the contingent earnout, Class A-2 Units, was determined using the net asset value calculation described above and further adjusted based on a discounted probability weighted forecast of achieving the requisite AUM thresholds.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the Class A-1 Units and Class A-2 Units consideration included (i) a marketability discount of 5%, (ii) a capitalization rate of 5.16% and (iii) annual net operating income of approximately $74 million.

Allocation of Consideration

The consideration transferred pursuant to the Self Administration Transaction was allocated to the assets acquired and liabilities assumed, based upon their preliminary estimated fair values as of the acquisition date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of the assets and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

liabilities; thus, the provisional measurements are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Identifiable Assets Acquired at Fair Value
Cash and cash equivalents	$36,443
Restricted cash	94,999
Land	975,000
Building	5,389,000
Site Improvements	136,000
Equipment, furniture and fixtures	651,000
Investments in Managed REITs	5,600,000
Other assets	1,084,629
Intangibles - customer relationships	1,600,000
Trademarks	19,800,000
Management contracts	24,900,000
Total identifiable assets acquired	$60,267,071

Identifiable Liabilities Assumed at Fair Value
Debt	$19,219,126
Accounts payable and accrued expenses	722,286
Deferred tax liabilities, net	7,415,654
Total liabilities assumed	$27,357,066
Net identifiable assets acquired	$32,910,005
Goodwill	78,372,980
Non-controlling interest related to consolidated Tenant Programs joint ventures	(21,800)
Net assets acquired	$111,261,185

The fair value estimate of property and equipment utilized a combination of the income, cost and market approaches, depending on the characteristics of the asset classification. The fair value of land was determined using the market approach, which considers sales of comparable assets and applies compensating factors for any differences specific to the particular assets. Equipment was valued based on estimated replacement cost. Building and site improvements were valued using the cost approach using a direct cost model built on estimates of replacement cost.

The intangible assets acquired primarily consist of trademarks and the property management and advisory contracts related to the Managed REITs. The value of the property management and advisory contracts were determined based on a discounted cash flow valuation of the projected cash flows of the acquired contracts. The deferred tax liability is the result of differences between the GAAP carrying value of certain amortizing assets and the carrying value for tax purposes related to activities which are conducted through our TRS.

The goodwill recognized is supported by several factors, including that the Company is now self-managed; additionally, the Managed REIT Platform business brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. We have not yet completed our allocation of goodwill to the respective reporting units.

The results of the acquisition have been included in our consolidated statements of operations since the closing date of the transaction.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Debt Assumed

Secured debt – Ladera Office Loan

In connection with the Membership Interest Purchase Agreement, we, through 10 Terrace Rd, assumed a loan (the "Ladera Office Loan") with KeyBank National Association ("KeyBank") with a principal amount of approximately $4.2 million. The Ladera Office Loan is secured by a first priority deed of trust on the Ladera Office, a promissory note, an assignment of all related leases and rents and a perfected first priority security interests in all personal property, escrows and reserves; additionally, our Operating Partnership provided a non-recourse carve-out guaranty in favor of KeyBank.

The Ladera Office Loan accrues interest at a fixed rate of 4.29% per annum through the maturity date of November 1, 2026. The loan contains a number of other customary terms and covenants.

KeyBank Tenant Program Loan

In connection with the Contribution Agreement, we assumed a term loan with KeyBank in an amount of approximately $15 million (the “KeyBank Tenant Program Loan”). Pursuant to the assumption of the KeyBank Tenant Program Loan, our Executive Chairman and an entity controlled by him continue to be borrowers under the loan. We provided an indemnity to our Executive Chairman and the entity controlled by him against all obligations under the loan. The KeyBank Tenant Program Loan bears interest at a rate of 1-month Libor plus 350 basis points, resulting in an initial interest rate of approximately 5.90%. Additionally, our Operating Partnership provided a full guaranty in favor of KeyBank.

We are required to reduce the principal balance of the KeyBank Tenant Program Loan to no greater than (i) $14.0 million by December 31, 2019; (ii) $12.5 million by June 30, 2020 and (iii) $11.0 million by December 31, 2020. In addition, the net Tenant Programs revenues received by certain of our subsidiaries, related to the Tenant Programs joint venture interests we acquired in the Self Administration Transaction are required to be deposited in a collateral account maintained by KeyBank and such funds will be applied on a monthly basis first to accrued and unpaid interest and then to the outstanding principal balance of the KeyBank Tenant Program Loan.

The loan contains a number of other customary terms and covenants on us and certain of our subsidiaries.

Fair Value of Equity Exchanged Related to the Redemption of Limited Partnership Interests

In connection with the Redemption of Limited Partner Interest Agreement and the Contribution Agreement, the Former External Advisor redeemed its special limited partnership interest and 20,000 limited partnership units in the Operating Partnership in exchange for $200,000 in cash and Class A-1 Units. The exchange was accounted for as a transaction among equity holders with no gain or loss recognized. The fair value of the special limited partnership interest contributed was determined to be approximately $18.8 million, while the book value of the Class A-1 Units issued that was recorded in noncontrolling interest was approximately $9.1 million. The difference between the fair value of the special limited partnership interest received and the book value of the Operating Partnership Units issued was recorded to additional paid in capital.

The estimated fair value of the Class A-1 Units issued was determined consistent with the methodology described above.  The fair value of the special limited partnership interest was determined based on discounted projections of the future value of the special limited partnership interest which included various assumptions, including estimated future distributions and the related timing thereto.

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, the TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), pursuant to which the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

facilities support.  SAM will receive a monthly administrative service fee for providing its services and the Company Parties will receive monthly reimbursement based on the amount of services provided under the Administrative Services Agreement.  SAM will also pay the Company Parties an allocation of rent and overhead for the portion it occupies in the Ladera Office. Such agreement has a term of three years, and is subject to certain adjustments as defined in the agreement.

Registration Rights Agreement

On June 28, 2019, we and our Operating Partnership entered into a registration rights agreement (the “Registration Rights Agreement”) with SS OP Holdings and certain other parties (collectively, the “Holders”). Pursuant to the Registration Rights Agreement, the Holders have the right after the Lock-Up Expiration to request us to register for resale under the Securities Act of 1933, as amended, shares of our common stock issued or issuable to such Holder. We are required to use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form.  We will cause such registration statement to become effective as soon as reasonably practicable thereafter. The Registration Rights Agreement also grants the Holders certain “piggyback” registration rights after the Lock-Up Expiration.

Severance Plan

In connection with the Self Administration Transaction, we entered into severance agreements with each of our executive officers (collectively, the “Severance Agreements”). Each of the Severance Agreements for our executive officers (collectively, the “Executive Officer Severance Agreements”) provide for separation payments upon the termination of the executive officer’s employment under various conditions. The level of severance pay depends upon the circumstances of the executive officer’s termination of employment. If the executive officer violates any of the restrictive covenants set forth in the Executive Officer Severance Agreements, that executive officer’s right to receive severance payments pursuant to the Executive Officer Severance Agreements will end immediately.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 5. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the six months ended June 30, 2019 and 2018. Such presentation reflects the Company’s acquisitions that occurred during 2019, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2018. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2019	June 30, 2018
Pro forma revenue	$54,182,467	$41,435,773
Pro forma operating expenses	$(48,943,530)	$(35,387,272)
Pro forma net income (loss) attributable to common stockholders	$(14,317,825)	$(2,663,204)

The pro forma financial information for the six months ended June 30, 2019 and 2018 was adjusted to exclude approximately $1.5 million and none, respectively, for acquisition related expenses.

Note 6. Debt

The Company’s debt is summarized as follows:

Encumbered Property	June 30, 2019	December 31, 2018	Interest Rate	Maturity Date
KeyBank CMBS Loan(5)	$95,000,000	$95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(6)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(7)	47,249,999	47,249,999	5.31%	8/1/2024
Canadian CitiBank Loan(8)	79,643,480	72,846,480	4.22%	10/9/2020
CMBS SASB Loan(9)	235,000,000	—	5.40%	2/9/2022
CMBS Loan(10)	104,000,000	—	5.00%	2/1/2029
Secured Loan(11)	89,178,000	—	4.90%	1/24/2022
Senior Term Loan(12)	80,000,000	—	6.65%	1/24/2022
Stoney Creek Loan(13)	5,558,465	—	5.90%	10/1/2021
Torbarrie Loan(14)	2,091,263	—	5.90%	3/1/2023
Ladera Office Loan	4,219,126	—	4.29%	11/1/2026
KeyBank Tenant Program Loan	15,000,000	—	5.90%	5/9/2021
Raleigh/Myrtle Beach promissory note(1)	—	11,878,396	5.73%	N/A
Amended KeyBank Credit Facility(2)	—	98,782,500	5.00%	N/A
Oakland and Concord loan(3)	—	19,483,127	3.95%	N/A
$11M KeyBank Subordinate Loan(4)	—	11,000,000	6.25%	N/A
Premium on secured debt, net	658,457	1,228,996
Debt issuance costs, net	(10,800,777)	(3,385,395)
Total debt	$798,798,013	$406,084,103
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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

(8)

This variable rate loan encumbers 10 of our Canadian properties and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2019. We have purchased interest rate caps that cap CDOR at 3.0% until October 15, 2021. The separate assets of these encumbered properties are not available to pay our other debts.

(9)

This variable rate loan encumbers 29 properties (Morrisville, Cary, Raleigh, Vallejo, Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Port St Lucie, Sacramento, Concord, Oakland, Wellington, Doral, Naples, Baltimore, Aurora, Jones Blvd - Las Vegas, Russell Rd - Las Vegas, Riverside, Stockton, Azusa, Romeoville, Elgin, San Antonio, Kingwood). In June 2019, we purchased an interest rate swap whereby LIBOR is fixed at 1.79% though February 15, 2022. The separate assets of these encumbered properties are not available to pay our other debts.

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

(13)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 3.95% as of June 30, 2019, and in no event shall the total interest rate fall below 4.65% per annum. The Stoney Creek loan was assumed in the SSGT Mergers and had a balance of approximately $5 million USD as of the SSGT Mergers date. The Stoney Creek loan is secured by a first lien deed of trust on the Stoney Creek property and all improvements thereto, is cross-collateralized with the Torbarrie property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2019.

(14)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 3.95% as of June 30, 2019, and in no event shall the total interest rate fall below 4.65% per annum. The Torbarrie loan was assumed in the SSGT Mergers and had no outstanding balance as of the date of the SSGT Mergers. The Torbarrie loan is a construction loan, which allows for borrowings up to approximately $10.3 million CAD and is secured by a first lien deed of trust on the Torbarrie property and all improvements thereto, is cross-collateralized with the Stoney Creek property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2019.

The weighted average interest rate on our consolidated debt as of June 30, 2019 was approximately 5.1%.

We are subject to certain restrictive covenants relating to the outstanding debt. As of June 30, 2019, we were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

The amounts outstanding under the CMBS SASB Loan Agreements bear interest at an annual rate equal to LIBOR plus 3%. In addition, pursuant to the requirements of the CMBS SASB Loan Agreements: (a) the borrower with respect to the CMBS SASB Mortgage Loan has purchased an interest rate cap with a notional amount of $180 million, with an effective date of January 24, 2019, whereby LIBOR is capped at 3% through February 15, 2022 and (b) the borrower with respect to the CMBS SASB Mezzanine Loan has purchased an interest rate cap with a notional amount of $55 million, with an effective date of January 24, 2019, whereby LIBOR is capped at 3% through February 15, 2022. On June 7, 2019, to effectively terminate our $180 million and $55 million existing interest rate caps, we sold an offsetting interest rate cap with a notional amount of $235 million, whereby LIBOR is capped at 3% through February 15, 2022.  We simultaneously entered into an interest rate swap with a notional amount of $235 million, whereby LIBOR is fixed at 1.79% through February 15, 2022. None of the CMBS SASB Loan may be prepaid, in whole or in part, without satisfying certain conditions as set forth in the respective CMBS SASB Loan Agreements, such as the payment of a spread maintenance premium if the prepayment is made within the first two years. Thereafter the CMBS SASB Loan may be prepaid in whole or in part at par without penalty.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Secured Loan

This represents secured financing with KeyBank, Fifth Third Bank (“Fifth Third”), and SunTrust Bank (“SunTrust”) as equal co-lenders (the “Secured Lenders”) for an amount up to approximately $96.4 million pursuant to a mortgage loan (the “Secured Loan”). At close, the Secured Loan was secured by a first mortgage or deed of trust on each of 16 wholly owned properties. The loan has a maturity date of January 24, 2022, which may, in certain circumstances, be extended at the option of the borrower for one additional term equal to one year, as set forth in the Secured Loan Agreement. Monthly payments due under the Secured Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of approximately $89.2 million was made under the Secured Loan. On July 11, 2019, in conjunction with the acquisition of the Riggs Road Property (as defined in Note 14 - Subsequent Events), the Riggs Road Property was mortgaged pursuant to the terms of the loan agreement (the “Secured Loan Agreement”), and an additional approximate $5.7 million was drawn, increasing the total amount outstanding on the loan to approximately $94.9 million.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Senior Term Loan

We along with our Operating Partnership entered into a financing for an amount up to $87.7 million with KeyBank and SunTrust, as co-lenders (the “Senior Term Lenders”), pursuant to a senior term loan (the “Senior Term Loan”). The Senior Term Loan is secured by a pledge of 49% of the equity interests in our property-owning special purpose entities, other than those that own the CMBS SASB Properties. The net proceeds from certain capital events (after payment of transaction costs) must be applied to repayment of the Senior Term Loan, except in certain transactions whereby up to $50 million in equity issuances by us and our Operating Partnership may be excluded (the “Capital Event Net Proceeds”). In addition, the Senior Term Loan is secured by a pledge of the Capital Event Net Proceeds. The Senior Term Loan was made pursuant to a loan agreement with a maturity date of January 24, 2022 (the “Senior Term Loan Agreement”). Monthly payments due under the Senior Term Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of $72.0 million was made under the Senior Term Loan with the right to draw an additional $15.7 million as set forth in the Senior Term Loan Agreement. During the six months ended June 30, 2019, we drew a total of an additional $8.0 million, increasing our outstanding balance to $80.0 million as of June 30, 2019.

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

Canadian CitiBank Loan

On October 11, 2019, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering 10 of our properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. As of June 30, 2019, we had an outstanding balance of $104.3 million CAD, and have the right to receive future advances in the aggregate amount of up to $7.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

The CitiBank Loan Agreement is a term loan that matures on October 9, 2020, which may, in certain circumstances, be extended at our option for three consecutive terms of one year each. Monthly payments due under the CitiBank Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date.

The amounts outstanding under the CitiBank Loan Agreement bear interest at a rate equal to the sum of the “CDOR” (as defined in the CitiBank Loan Agreement) and 2.25%. If we exercise our third extension option, the interest rate shall be increased by 0.25%. In addition, pursuant to the requirements of the CitiBank Loan Agreement, we have purchased interest rate caps with a combined notional amount of $112 million CAD, whereby the CDOR is capped at 3.00% through October 15, 2021.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2019:

2019(1)	$1,240,844
2020(1)	83,351,757
2021(1)	17,853,105
2022	407,092,829
2023	5,475,841
2024 and thereafter	293,925,957
Total payments	808,940,333
Premium on secured debt, net	658,457
Debt issuance costs, net	(10,800,777)
Total	$798,798,013

(1)

The amounts reflected above include the requisite principal payments on the KeyBank Tenant Program Loan, such that the amount outstanding on the KeyBank Tenant Program Loan as of the end of each respective period is equal to the associated maximum balance described in Note 4.

Note 7. Derivative Instruments

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

We do not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations and was approximately $20,000 for both the three and six months ended June 30, 2019.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

The following table summarizes the terms of our derivative financial instruments as of June 30, 2019:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$161,178,000		2.61%	January 24, 2019	August 1, 2020
LIBOR Swap	235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$95,000,000	(1)(2)	1.3173	January 25, 2019	December 20, 2019

(1)	Notional amounts shown are denominated in CAD.
(2)

We settled this foreign currency forward on July 8, 2019 and made a settlement payment of approximately $0.6 million USD. In conjunction with the settlement, we entered into a foreign currency option contract to buy USD/sell CAD, for a notional amount of $95 million CAD, a strike price of 1.3720, and an expiration date of December 9, 2019.

On March 28, 2018 we settled our existing $101 million CAD foreign currency forward contract, receiving a net settlement of approximately $2.2 million and simultaneously entered into a $90 million CAD foreign currency forward. We settled the $90 million CAD foreign currency forward on January 25, 2019, receiving a net settlement of approximately $2.1 million and simultaneously entered into a $95 million CAD foreign currency forward.  A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency forward contract gain (loss) in our consolidated statements of comprehensive loss, and a loss of approximately $150,000 and $580,000 related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

(3)	We settled this foreign currency forward on January 25, 2019 and received a settlement of approximately $2.1 million.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2019	December 31, 2018
Interest Rate Swaps
Other assets	$63,502	$361,802
Accounts payable and accrued liabilities	2,384,121	—
Interest Rate Caps
Other assets	$129,465	$87,808
Accounts payable and accrued liabilities	90,415	—
Foreign Currency Forward
Other assets	$—	$4,016,806
Accounts payable and accrued liabilities	589,814	—

Note 8. Segment Disclosures

We operate in two reportable business segments: (i) self storage operations and (ii) through our Managed REIT Platform business.

Management evaluates performance based upon property net operating income (“NOI”). For our self storage operations, NOI is defined as leasing and related revenues, less property level operating expenses. NOI for the Company’s Managed REIT Platform business represents Managed REIT Platform revenues less Managed REIT Platform expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The following table summarizes information for the reportable segments for the six months ended June 30, 2019 below:

		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$48,386,620	$—	$—	$48,386,620
Ancillary operating revenue	1,401,051	—	—	1,401,051
Managed REIT Platform revenue	—	29,062	—	29,062
Reimbursable costs from Managed REITs	—	47,109	—	47,109
Total revenues	49,787,671	76,171	—	49,863,842
Operating expenses:
Property operating expenses	16,974,602	—	—	16,974,602
Property operating expenses – affiliates	6,605,670	—	—	6,605,670
Managed REIT Platform expense	—	10,569	—	10,569
Reimbursable costs from Managed REITs	—	47,109	—	47,109
General and administrative	—	—	3,481,070	3,481,070
Depreciation	14,288,918	—	—	14,288,918
Intangible amortization expense	4,013,137	68,171	—	4,081,308
Self administration transaction expenses	—	—	1,488,271	1,488,271
Acquisition expenses – affiliates	84,061	—	—	84,061
Other property acquisition expenses	84,236	—	—	84,236
Total operating expenses	42,050,624	125,849	4,969,341	47,145,814
Operating income	7,737,047	(49,678)	(4,969,341)	2,718,028
Other income (expense):
Interest expense	(18,322,296)	—	(1,508)	(18,323,804)
Interest expense – accretion of fair market value of secured debt	65,659	—	—	65,659
Interest expense – debt issuance costs	(1,915,258)	—	—	(1,915,258)
Net loss on extinguishment of debt	(1,487,867)	—	—	(1,487,867)
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	—	8,017,353
Other	(306,401)	—	—	(306,401)
Net loss	$(6,211,763)	$(49,678)	$(4,970,849)	$(11,232,290)

The following table summarizes our total assets by segment:

Segments	June 30, 2019
Self Storage	$1,134,596,409
Managed REIT Platform	31,258,911
Corporate and Other(1)	113,629,699
Total assets	$1,279,485,019

(1) We are still in the process of gathering certain additional information in order to finalize our assessment of the fair value of the consideration as well as the assets and liabilities acquired in the Self Administration Transaction, thus the provisional measurements are subject to change. Additionally, we have not completed our allocation of intangible assets to the reportable segments; therefore such amounts were included in Corporate and Other as of June 30, 2019 in the above.

Note 9. Related Party Transactions

Through the closing of the Self Administration Transaction on June 28, 2019, we incurred expenses under the following advisory and property management agreements, which thereafter we will not incur such expenses prospectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The Dealer Manager Agreement and the Transfer Agent Agreement described below were not impacted by the Self Administration Transaction.

Fees to Affiliates

Our Advisory Agreement with our Former External Advisor, our dealer manager agreement, as amended ("Dealer Manager Agreement") with our Dealer Manager, our Property Management Agreements with our Former External Property Managers and our Transfer Agent Agreement with our Transfer Agent entitle such affiliates to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as certain reimbursements, as described below.

Advisory Agreement

Prior to the Self Administration Transaction we did not have any employees. Our Former External Advisor was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Former External Advisor received various fees and expenses under the terms of our Advisory Agreement. As a result of the Self Administration Transaction, we acquired approximately 350 self storage professionals and other personnel and now perform such services on our own behalf.

Our Advisory Agreement also required our Former External Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and organization and offering expenses, were in excess of 15% of gross proceeds from the Offering. However, subsequent to the termination of our Primary Offering on January 9, 2017, we determined offering expenses were not in excess of 15% of gross proceeds from the Offering, and thus there was no reimbursement.

Our Former External Advisor received acquisition fees equal to 1.75% of the contract purchase price of each property we acquire plus reimbursement of any acquisition expenses incurred by our Former External Advisor. Our Former External Advisor also received a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of our aggregate asset value, as defined in the Advisory Agreement.

Under our Advisory Agreement, our Former External Advisor was entitled to receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sold, as long as our Former External Advisor provided substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to our Advisor) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property.

Our Former External Advisor was also entitled to various subordinated distributions pursuant to our Operating Partnership Agreement if we (1) listed our shares of common stock on a national exchange, (2) terminated our Advisory Agreement (other than a voluntary termination), (3) liquidated our portfolio, or (4) entered into an Extraordinary Transaction, as it was defined in the Operating Partnership Agreement.

Pursuant to the Advisory Agreement, our Former External Advisor was entitled to reimbursement of our Former External Advisor’s direct and indirect costs of providing administrative and management services to us. Pursuant to the Advisory Agreement, our Former External Advisor was obligated to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For the three and six months ended June 30, 2019 and 2018, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Affiliated Dealer Manager

SAM owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own limited partnership interests in our Operating Partnership.

Transfer Agent Agreement

SAM is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Pursuant to our transfer agent agreement, our Transfer Agent provides transfer agent and registrar services to us. These services are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholder. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for other non-traded REITs sponsored by SRA.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Property Management Agreements

Prior to the Self Administration Transaction our properties were managed by our Former External Property Managers pursuant to property management agreements. However, as a result of the Self Administration Transaction, we acquired approximately 350 self storage professionals and other personnel and now perform such services on our own behalf.

Pursuant to our amended property management agreements, our Former External Property Managers received: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the property manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we had agreed with our Former External Property Managers or an affiliate to share equally in the net revenue attributable to the sale of Tenant Programs at our properties. With respect to each new property we acquired for which we entered into a property management agreement with our Former External Property Managers we paid our Former External Property Managers a one-time start-up fee in the amount of $3,750.

Our self storage properties located in Canada were subject to separate property management agreements with our Former External Property Managers on terms substantially the same as the amended property management agreements described above.

All of our properties in the United States and Canada are operated under the “SmartStop® Self Storage” brand, which as a result of the Self Administration Transaction we now own.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the six months ended June 30, 2019, as well as any related amounts payable as of December 31, 2018 and June 30, 2019:

	Year Ended December 31, 2018			Six Months Ended June 30, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$2,199,596	$2,336,075	$209,385	$975,985	$1,185,370	$—
Transfer Agent fees	352,300	302,839	49,461	215,880	111,800	153,541
Asset management fees	5,445,528	5,445,528	—	3,622,558	3,622,558	—
Property management fees	4,809,106	4,809,106	—	2,983,112	2,983,112	—
Acquisition expenses	72,179	72,179	—	80,102	80,102	—
Capitalized
Acquisition costs	48,664	48,664	—	60,932	60,932	—
Self Administration Transaction working capital true-up	—	—	—	493,785	—	493,785
Additional paid-in capital
Stockholder servicing fee(1)	—	675,049	1,944,991	—	336,675	1,608,316
Total	$12,927,373	$13,689,440	$2,203,837	$8,432,354	$8,380,549	$2,255,642

(1)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

Please see Note 3 – Real Estate Facilities and Note 4 – Self Administration Transaction for detail regarding additional related party transactions.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Tenant Programs

We may offer a tenant insurance plan, tenant protection plan or similar program (collectively “Tenant Programs”) to customers at our properties pursuant to which we agreed with our Former External Property Manager or an affiliate to share equally in the net revenue attributable to the sale of Tenant Programs at our properties.

In order to protect the interest of the Former External Property Manager in receiving such revenues, we and an affiliate of our Former External Property Manager agreed to transfer our respective rights in such Tenant Programs revenue to a joint venture owned 50% by our TRS subsidiary and through the date of the Self Administration Transaction 50% by our Former External Property Manager’s affiliate (the “Former PM Affiliate”). Under the terms of the joint venture agreement, the TRS received 50% of the net economics generated from such Tenant Programs and the Former PM Affiliate received the other 50% of such net economics. In addition, we share equally in the net revenue attributable to the sale of Tenant Programs at the properties we acquired in the SSGT Mergers on substantially similar terms as set forth above. In connection with the Self Administration Transaction we now wholly-own both such Tenant Programs joint venture entities.

For the three and six months ended June 30, 2019, we recorded net revenues of approximately $0.6 million and $1.0 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations. For the three and six months ended June 30, 2018, we recorded net revenues of approximately $0.4 million and $0.7 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations.

Storage Auction Program

In connection with the Self Administration Transaction we now own a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three and six months ended June 30, 2019, we paid approximately $11,000 and $23,000, respectively, in fees to the Auction Company related to our properties. During the three and six months ended June 30, 2018, we paid approximately $10,000 and $15,000, respectively, in fees to the Auction Company related to our properties Our properties receive the proceeds from such online auctions.

Acquisition of Self Storage Platform from SmartStop Asset Management, LLC and Other Transactions

As a result of the Self Administration Transaction, the advisor and property manager entities of SST IV and SSGT II, became our indirect subsidiaries. As a result, we are entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory and property management agreements as described below.

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor IV, LLC, the advisor to SST IV (the “SST IV Advisor”), and SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), are entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory agreements.

SST IV Advisory Agreement

The SST IV Advisor provides acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”). SST IV is required to reimburse SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor will fund, and will not be reimbursed for 1.15% of the gross offering proceeds from the sale of class W shares sold in the SST IV offering.  The SST IV Advisor will be required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminates to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also requires the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The SST IV Advisor will also receive a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of SST IV’s aggregate asset value, as defined.

The SST IV Advisor may potentially also be entitled to various subordinated distributions under the SST IV operating partnership agreement if SST IV (1) lists its shares of common stock on a national exchange, (2) terminates the SST IV Advisory Agreement, (3) liquidates its portfolio, or (4) enters into an Extraordinary Transaction, as defined in the SST IV operating partnership agreement.

The SST IV Advisory Agreement provides for reimbursement of the SST IV Advisor’s direct and indirect costs of providing administrative and management services to SST IV. The SST IV Advisor will be required to pay or reimburse SST IV the amount by which SST IV’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST IV’s average invested assets or 25% of SST IV’s net income, as defined, unless a majority of SST IV’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

SSGT II Advisory Agreement

The SSGT II Advisor provides acquisition and advisory services to SSGT II pursuant to an advisory agreement (the “SSGT II Advisory Agreement”).  In connection with the SSGT II private placement offering, SSGT II is required to reimburse the SSGT II Advisor for organization and offering costs from the SSGT II private offering pursuant to the SSGT II Advisory Agreement.

The SSGT II Advisor will receive a monthly asset management fee equal to 0.1042%, which is one-twelfth of 1.25%, of SSGT II’s aggregate asset value, as defined.

The SSGT II Advisor may also be potentially entitled to various subordinated distributions under SSGT II’s operating partnership agreement pursuant to the special limited partnership interest and its cash flow participation distribution rights. So long as the SSGT II Advisory Agreement has not been terminated (including by means of non-renewal), SSGT II is required to pay the  SSGT II Advisor a distribution from its operating partnership (other than net sale proceeds), pursuant to a special limited partnership interest, equal to 10.0% of any amount distributed to stockholders in excess of the amount required to provide stockholders with an annual aggregate distribution equal to 5.0% (reflective of the weighted average purchase price per share), cumulative within the subject calendar year (as adjusted for partial periods outstanding). Such distribution will be reconciled and paid annually. The cash flow participation distribution may be payable in cash or operating partnership units (or any combination thereof), at the election of the SSGT II Advisor.

The SSGT II Advisor may also be potentially entitled to various subordinated distributions under SSGT II’s operating partnership agreement if SSGT II (1) lists its shares of common stock on a national exchange, (2) terminates the SSGT II Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SSGT II operating partnership agreement.

The SSGT II Advisory Agreements provide for reimbursement of the SSGT II Advisor’s direct and indirect costs of providing administrative and management services to SSGT II.

Property Management Agreements

Our indirect subsidiaries, Strategic Storage Property Management IV, LLC and SS Growth Property Management II, LLC (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager. The Managed REIT’s Property Managers will receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we through our Operating Partnership employ the on-site staff for the Managed REITs’ properties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The SST IV property manager will be entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

Summary of Fees

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees recorded for the three and six months ended June 30, 2019:

Managed REIT Platform Revenues
Property Management Agreement - SST IV	$8,274
Property Management Agreement – SSGT II	600
Advisory Agreement - SST IV	15,626
Advisory Agreement – SSGT II	4,562
Total	$29,062

Reimbursable costs from affiliates includes reimbursement of both the SST IV and SSGT II Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of June 30, 2019 we had receivables due from SST IV and SSGT II, respectively totaling approximately $105,000 and $30,000, which are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheet. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Note 10. Stock Based Compensation

We issue stock based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of stock based compensation, to date we have only issued restricted stock grants, which are subject to a vesting period over which the restrictions are released and the stock is issued in book entry form to the grantee. During the vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of non-vested restricted stock granted under the Plan and the grantee does not have the ability to vote the shares. Any dividends paid on non-vested shares will be paid, if and when the underlying restricted shares vest. Generally the shares vest over an approximate four-year period which begins on the date of grant.

As of June 30, 2019, 5,596,681 shares were available for issuance under the Plan.

We recorded approximately $25,000 and $47,000 of expense in general and administrative expense in our consolidated statements of operations related to restricted stock granted to employees and directors for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there was approximately $2.3 million of total unrecognized compensation expense related to non-vested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at December 31, 2018	21,438	$10.38
Granted	232,176	9.50
Vested	(7,625)	10.29
Non-Vested at June 30, 2019	245,989	9.55

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 11. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on June 26, 2019, beginning in July 2019, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.66 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of June 30, 2019, we had sold approximately 3.3 million Class A Shares and approximately 0.5 million Class T Shares through our DRP Offering.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019. For the six months ended June 30, 2019, we received redemption requests totaling approximately $4.1 million (approximately 412,000 shares), $2.0 million of which were fulfilled in April 2019, and $2.1 million of which were included in accounts payable and accrued liabilities as of June 30, 2019 and fulfilled in July 2019.

Operating Partnership Redemption Rights

Generally, the limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year.

Additionally, the Class A-1 Units issued in connection with the Self Administration Transaction are subject to the general restrictions on transfer contained in the Operating Partnership Agreement. In addition, until the Lock-Up Expiration, the Class A-1 Units may not be sold, pledged, or otherwise transferred or encumbered except in certain limited circumstances set forth in the Contribution Agreement.  The Class A-1 Units are otherwise entitled to all rights and duties of the Class A limited partnership units in the Operating Partnership, including cash distributions and the allocation of any profits or losses in the Operating Partnership.

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 12. Declaration of Distributions

On June 11, 2019, our board of directors declared a distribution rate for the third quarter of 2019 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2019 and continuing on each day thereafter through and including September 30, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 13. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Total revenues	$20,045,516	$20,313,069	$20,187,215	$23,883,325	$25,980,517
Total operating expenses	$16,605,713	$15,836,436	$15,808,549	$21,934,203	$25,211,611
Operating income	$3,439,803	$4,476,633	$4,378,666	$1,949,122	$768,906
Net loss	$(1,437,330)	$(457,278)	$(1,159,075)	$(8,948,317)	$(2,283,972)
Net loss attributable to common stockholders	$(1,427,056)	$(451,424)	$(1,158,694)	$(8,891,558)	$(2,212,445)
Net loss per Class A Share-basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.15)	$(0.04)
Net loss per Class T Share-basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.15)	$(0.04)

Note 14. Subsequent Events

Distribution Reinvestment Plan Offering

As of August 12, 2019, we have issued approximately 3.4 million Class A shares of our common stock and approximately 0.5 million Class T Shares of our common stock for gross proceeds of approximately $35.9 million and approximately $5.5 million, pursuant to our DRP Offering.

Acquisition of Property Located in Gilbert, Arizona

On January 24, 2019, we, by way of the SSGT Mergers, obtained the rights to acquire a property that is being developed into a self storage facility located in Gilbert, Arizona (the “Riggs Road Property”). On July 11, 2019, upon issuance of the certificate of occupancy, we acquired the Riggs Road Property for a purchase price of $10 million, plus closing costs and acquisition fees. Pursuant to the Contribution Agreement, an acquisition fee of $175,000 was paid to SAM. We funded such acquisition through a $4.3 million draw on the Senior Term Loan and an approximate $5.7 million draw on the Secured Loan.

Draws on Existing Loans

As noted above, on July 11, 2019, in connection with the acquisition of the Riggs Road Property, we drew approximately $5.7 million on the Secured Loan, which increased its outstanding balance to approximately $94.9 million.  On July 11, 2019 and on July 31, 2019, we drew $4.3 million and $2 million, respectively, on the Senior Term Loan, which increased its outstanding balance to $86.3 million. On July 31, 2019, we made a draw of CAD $2.0 million on the Canadian CitiBank Loan, which increased its outstanding balance to CAD $106.3 million.

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

Overview

SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.), a Maryland corporation (the “Company”), was formed on January 8, 2013 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and Tenant Programs (as defined in Note 9 of the Notes to the Consolidated Financial Statements contained in this report) joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and Tenant Programs joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV “the Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4 of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT sponsored by our former sponsor, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was focused on opportunistic self storage properties, including development, and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Mergers.

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Primary Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Primary Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.  As of June 30, 2019, we had sold approximately

3.3 million Class A Shares and approximately 0.5 million Class T Shares for approximately $34.8 million and $5.3 million, respectively, in our DRP Offering.

As of June 30, 2019, we owned 111 operating self storage facilities and one facility under development located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

As of June 30, 2019, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	1.9%	84%	1.1%
Arizona	1	840	94,000	1.1%	89%	1.0%
California	24	15,230	1,588,000	19.3%	88%	23.6%
Colorado	6	3,190	348,500	4.2%	88%	3.8%
Florida	17	13,260	1,512,300	18.4%	85%	21.0%
Illinois	5	2,920	305,800	3.7%	91%	2.8%
Indiana	2	1,000	112,100	1.4%	90%	0.9%
Massachusetts	1	840	93,000	1.1%	87%	2.7%
Maryland	2	1,610	172,900	2.1%	86%	2.4%
Michigan	4	2,180	261,000	3.2%	90%	2.9%
New Jersey	1	460	51,000	0.6%	89%	0.6%
Nevada	6	5,040	623,500	7.6%	87%	6.3%
North Carolina	17	7,230	1,019,300	12.4%	86%	9.3%
Ohio	5	2,210	272,300	3.3%	92%	2.2%
South Carolina	3	1,920	242,600	3.0%	83%	2.4%
Texas	4	2,130	314,200	3.8%	87%	3.7%
Washington	1	490	48,100	0.6%	90%	0.7%
Ontario, Canada	12	9,540	1,006,700	12.3%	90%	12.6%
Total	112	71,170	8,224,300	100%	87%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 695,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of June 30, 2019. As of June 30, 2019, the following properties were not physically and/or economically stabilized: Elk Grove, Garden Grove, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, 3173 Sweeten Creek Rd—Asheville, Stoney Creek, and the Hualapai Way—Las Vegas properties. Excluding these properties, our physical occupancy as of June 30, 2019 was approximately 89%.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended June 30, 2019.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the valuation of goodwill and related impairment considerations, the valuation of our trademarks and related impairment considerations, the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable and is not amortized. We will perform an annual impairment test for goodwill and between annual tests, we will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment tests of goodwill, we will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

Trademarks Valuation

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for seven years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

We will evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; and (ii) sales of packing- and storage-related supplies at our storage facilities; and (iii) our Tenant Programs; and (iv) fees earned pursuant to our agreements with our Managed REITs. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us, maintaining and increasing fees from our Managed REITs, and, to a lesser degree, the success of our Tenant Programs.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of June 30, 2019 and 2018, we owned 111 and 83 operating self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2019 as listed below.

•

The three months ended June 30, 2019 includes full three-month results for 111 operating self storage facilities. The three months ended June 30, 2018 includes full three-month results for 83 operating self storage facilities.

•

The six months ended June 30, 2019 includes full six-month results for 83 operating self storage facilities and partial period results for 28 operating properties acquired during the six months ended June 30, 2019. The six months ended June 30, 2018 includes full six-month results for 83 operating self storage facilities.

SSGT Mergers

On January 24, 2019, we merged with SSGT, a REIT focused on opportunistic self storage properties, including development and lease-up properties. Through the SSGT Mergers, we acquired 28 operating self storage facilities which had a physical occupancy of approximately 78% at acquisition, along with one development property in the Greater Toronto, Canada area and the rights to acquire another property under development in Gilbert, Arizona, which was acquired subsequent to June 30, 2019.  While the SSGT portfolio generated positive operating income in the first and second quarters of 2019, the portfolio was not yet physically or economically stabilized and is expected to continue to grow in various key metrics. The chart below illustrates the growth in the SSGT portfolio of assets since the completion of the SSGT Mergers:

(1)

Physical Occupancy represents the percentage of square feet occupied for all 28 SSGT operating properties as of the date presented. Properties that were under development or had not yet been acquired were excluded from each respective period.

Over the next 24 to 36 months, we believe the SSGT properties will continue to grow revenues and NOI, and will become accretive to MFFO and cash flow over that time. While we expect physical occupancy to continue to improve as the SSGT properties continue to approach stabilization, the acquisition of the Gilbert property and the opening of the Toronto development may cause short term dilution in physical occupancy. While MFFO for the current quarter was diluted as a result of the SSGT Mergers and associated increase in debt, the progress in the lease up of the SSGT portfolio shown above, coupled with the acquisition of the Gilbert property and the completion of the Toronto development property, we believe will be further accretive to cash flow and MFFO in the future.

Self Administration Transaction

As a result of the Self Administration Transaction, effective June 28, 2019, we no longer incur acquisition, asset and property management fees, which we previously incurred while we were externally advised. However, we now incur additional payroll and overhead related costs. Additionally, we now are the sponsor for the Managed REITs, generating revenue and incurring expenses associated with such activities. We expect our 2019 operating results to be significantly impacted by the impact of the Self Administration Transaction. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Total Self Storage Revenues

Total self storage revenues for the three months ended June 30, 2019 and 2018 were approximately $25.9 million and $20.0 million, respectively. The increase in total self storage revenues of approximately $5.9 million or 29%, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers (approximately $5.8 million), partially offset by the impact of adopting ASU 2016-02, which reduced total self storage revenues by approximately $0.4 million as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue.

Managed REIT Platform Revenues

Managed REIT Platform related revenues for the three months ended June 30, 2019 and 2018 were approximately $76,000 and none, respectively. Such revenue consisted of approximately $19,000 of asset management fee revenue, approximately $10,000 of property management fee revenue, and approximately $47,000 in reimbursable costs pursuant to our management contracts with our Managed REITs. These revenues were derived from the Managed REIT Platform business we acquired from SAM, effective June 28, 2019. We expect Managed REIT Platform related revenues to increase during fiscal year 2019 as we recognize such revenues for the remainder of fiscal year 2019 and as our Managed REITs acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2019 and 2018 were approximately $8.8 million and $6.3 million, respectively. Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.5 million, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2019 and 2018 were approximately $3.4 million and $2.6 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees related to our Former External Property Managers and our Former External Advisor, respectively. The increase in property operating expenses – affiliates of approximately $0.8 million is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers. As a result of the Self Administration Transaction, we will no longer incur such expenses.

Managed REIT Related Expenses

Managed REIT related expenses for the three months ended June 30, 2019 and 2018 were approximately $58,000 and none, respectively. Such expenses primarily consisted of allocated payroll associated with the management of the Managed REITs. These expenses are a result of the managed REIT platform business we acquired from our Former Advisor, effective June 28, 2019. We expect Managed REIT related expenses to increase during fiscal year 2019 as such expenses will be incurred for the remainder of fiscal year 2019 and as our Managed REITs acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 and 2018 were approximately $1.8 million and $1.4 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former External Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative is primarily attributable to increases in accounting expenses related to the Self Administration Transaction and payroll related costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2019 and 2018 were approximately $9.8 million and $6.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our property acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers.

Self Administration Transaction Expenses

Self Administration Transaction expenses for the three months ended June 30, 2019 and 2018 were approximately $1.4 million and none, respectively. Self Administration Transaction expenses consist primarily of legal fees, and fees and expenses of our professional and financial advisors.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2019 and 2018 were approximately $45,000 and $18,000, respectively. Acquisition expenses – affiliates primarily relate to acquisition costs that were payable or reimbursable to an affiliate incurred in the pursuit of self storage properties which may be acquired in future periods, but do not yet meet our capitalization criteria.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2019 and 2018 were approximately $1,000 and $200,000, respectively. These acquisition expenses were incurred by third parties prior to such acquisitions becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended June 30, 2019 and 2018 were approximately $9.7 million and $4.4 million, respectively. The increase of approximately $5.3 million is primarily attributable to the additional debt obtained in connection with the SSGT Mergers during the first quarter of 2019. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2019 and 2018 were approximately $1.1 million and $0.3 million, respectively. The increase in interest expense – debt issuance costs of $0.8 million is primarily attributable to loan fees related to the new debt obtained in connection with the SSGT Mergers.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Gain Resulting from Acquisition of Unconsolidated Affiliates

Gain resulting from acquisition of unconsolidated affiliates for the three months ended June 30, 2019 and 2018 was approximately $8.0 million and none, respectively. The gain was related to our remeasurement to fair value of the Tenant Programs joint ventures upon our acquisition of 100% of such entities in the Self Administration Transaction.

Other Expense

Other expense for the three months ended June 30, 2019 and 2018 were approximately $0.3 million and $0.2 million, respectively. The increase of approximately $0.1 million primarily relates to increased state taxes expense.

Same-Store Facility Results - Three Months Ended June 30, 2019 and 2018

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2018 excluding Centennial (which was a lease up facility during 2018), for the three months ended June 30, 2019 and 2018. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities					Non Same-Store Facilities			Total
	2019	2018		% Change		2019	2018	% Change	2019	2018	% Change
Revenue (3)	$19,921,453	$19,883,627		0.2%	(1)(2)	$5,982,893	$161,889	N/M	$25,904,346	$20,045,516	29.2%
Property operating expenses (4)	7,256,766	7,368,914		(1.5)%	(1)(2)	3,041,057	103,933	N/M	10,297,823	7,472,847	37.8%
Property operating income	$12,664,687	$12,514,713		1.2%		$2,941,836	$57,956	N/M	$15,606,523	$12,572,669	24.1%
Number of facilities	82	82				30	1		112	83
Rentable square feet (5)	5,963,100	5,963,100				2,261,200	66,500		8,224,300	6,029,600
Average physical occupancy (6)	89.1%	88.6%				N/M	N/M		86.4%	88.5%
Annualized rent per occupied square foot (7)	$15.78	$15.88	(1)(2)			N/M	N/M		$15.31	$15.83

N/M Not meaningful

(1)

The adoption of ASU 2016-02 Leases (Topic 842) on January 1, 2019, requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as a reduction to self storage rental revenue. If we had applied this ASU to our 2018 results, same-store revenue and property operating expenses for the three months ended June 30, 2018 would have been approximately $19.6 million and $7.0 million, respectively. This would have resulted in an increase in same-store revenue for the three months ended June 30, 2019 of approximately $0.4 million, or 1.8%, and an increase in same-store property operating expenses for the same period of approximately $0.2 million, or 2.9%.  In addition, annualized rent per occupied square foot would have been $15.62, resulting in an annual increase of approximately 1.1% for the three months ended June 30, 2019.

(2)

Our same-store results for the three months ended June 30, 2019 and 2018 include 9 self storage facilities located in the Greater Toronto Area whose transactions are denominated in Canadian Dollars and translated to U.S. dollars at the average rates for the period. Including the application of ASU 2016-02 Leases (Topic 842) treatment to our 2018 results as noted in note 1 above and adjusting foreign exchange rates on a same-currency basis, the adjusted result would have been an increase in same-store revenue for the three months ended June 30, 2019 of approximately $0.5 million, or 2.4% and an increase in same-store net operating income for the same period of approximately $0.2 million, or 1.7%.

(3)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(4)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees.

(5)

Of the total rentable square feet, parking represented approximately 695,000 square feet and 540,000 square feet as of June 30, 2019 and 2018, respectively. On a same-store basis, for the same periods, parking represented approximately 540,000 square feet.

(6)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(7)

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

Our same-store property operating expenses decreased by approximately $0.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in payroll and property taxes, offset by the adoption of ASU 2016-02.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended June 30,
	2019	2018
Net loss	$(2,283,972)	$(1,437,330)
Adjusted to exclude:
Managed REIT Platform revenue	(29,062)	—
Asset management fees (1)	1,858,688	1,361,291
Managed REIT Platform expenses	10,569	—
General and administrative	1,826,886	1,430,276
Depreciation	7,420,510	5,081,042
Intangible amortization expense	2,354,332	1,038,263
Self administration transaction expenses	1,350,188	—
Acquisition expenses—affiliates	45,119	17,915
Other property acquisition expenses	387	204,079
Interest expense	9,762,302	4,467,403
Interest expense—accretion of fair market value of secured debt	(33,191)	(111,151)
Interest expense—debt issuance costs	1,073,725	325,569
Gain resulting from acquisition of unconsolidated affiliates	(8,017,353)	—
Other	267,395	195,312
Total property operating income	$15,606,523	$12,572,669
(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

Total Self Storage Revenues

Total self storage related revenues for the six months ended June 30, 2019 and 2018 were approximately $49.8 million and $39.9 million, respectively. The increase in total self storage revenues of approximately $10.0 million or 25%, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers (approximately $9.9 million), partially offset by the impact of adopting ASU 2016-02, which reduced total self storage revenues by approximately $0.6 million as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue.

Managed REIT Platform Related Revenues

Managed REIT Platform related revenues for the six months ended June 30, 2019 and 2018 were approximately $76,000 and none, respectively. Such revenue consisted of approximately $19,000 of asset management fee revenue, approximately $10,000 of property management fee revenue, and approximately $47,000 in reimbursable costs pursuant to our management contracts with our Managed REITs. These revenues were derived from the Managed REIT Platform business we acquired from SAM, effective June 28, 2019. We expect Managed REIT Platform related revenues to increase during fiscal year 2019 as we recognize such revenues for the remainder of fiscal year 2019 and as our Managed REITs acquire additional properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2019 and 2018 were approximately $17.0 million and $12.2 million, respectively. Property operating expenses includes the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $4.8 million, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers (approximately $4.4 million) and an increase in same-store operating expenses of approximately $0.9 million, primarily attributable to increases in repairs and maintenance, payroll and property taxes, offset by the impact of adopting ASU 2016-02, which reduced property operating expenses by approximately $0.6 million as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2019 and 2018 were approximately $6.6 million and $5.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $1.5 million is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers. As a result of the Self Administration Transaction, we will no longer incur such expenses.

Managed REIT Related Expenses

Managed REIT related expenses for the six months ended June 30, 2019 and 2018 were approximately $58,000 and none, respectively. Such expenses primarily consisted of allocated payroll associated with the management of the Managed REITs. These expenses are a result of the Managed REIT Platform business we acquired from our Former Advisor, effective June 28, 2019. We expect Managed REIT related expenses to increase during fiscal year 2019 as such expenses will be incurred for the remainder of fiscal year 2019 and as our Managed REITs acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 and 2018 were approximately $3.5 million and $2.6 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former External Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.8 million is primarily attributable to increases in accounting expenses related to the SSGT Mergers and Self Administration Transaction and payroll related costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2019 and 2018 were approximately $18.4 million and $12.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers.

Self Administration Transaction Expenses

Self administration transaction expenses for the six months ended June 30, 2019 and 2018 were approximately $1.5 million and none, respectively. Self administration transaction expenses consist primarily of legal fees, and fees and expenses of our professional and financial advisors.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2019 and 2018 were approximately $84,000 and $26,000, respectively. The acquisition expenses during 2019 primarily relate to the costs associated with the SSGT Mergers prior to such merger becoming probable in accordance with our capitalization policy.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2019 and 2018 were approximately $84,000 and $253,000, respectively. These acquisition expenses were incurred by third parties prior to such acquisitions becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the six months ended June 30, 2019 and 2018 were approximately $18.3 million and $8.6 million, respectively. The increase of approximately $9.7 million is primarily attributable to the additional debt obtained in connection with the SSGT Mergers during the first quarter of 2019. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2019 and 2018 were approximately $1.9 million and $0.6 million, respectively. The increase in interest expense – debt issuance costs of $1.3 million is primarily attributable to loan fees related to the new debt obtained in connection with the SSGT Mergers.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the six months ended June 30, 2019 and 2018 was approximately $1.5 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to prepayment penalties related to the early payoff of the Raleigh/Myrtle Beach promissory note, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers.

Gain Resulting from Acquisition of Unconsolidated Affiliates

Gain resulting from acquisition of unconsolidated affiliates for the six months ended June 30, 2019 and 2018 was approximately $8.0 million and none, respectively. The gain was related to our remeasurement to fair value of the Tenant Programs joint ventures upon our acquisition of 100% of such entities in the Self Administration Transaction.

Other Expense

Other expense for the six months ended June 30, 2019 and 2018 were approximately $0.3 million and $0.2 million, respectively.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2018, excluding Centennial (which was a lease up facility during 2018) for the six months ended June 30, 2019 and 2018. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

	Same-Store Facilities					Non Same-Store Facilities			Total
	2019	2018		% Change		2019	2018	% Change	2019	2018	% Change
Revenue (3)	$39,491,355	$39,603,895		(0.3)%	(1)(2)	$10,296,316	$308,078	N/M	$49,787,671	$39,911,973	24.7%
Property operating expenses (4)	14,715,251	14,381,415		2.3%	(1)(2)	5,242,462	226,780	N/M	19,957,713	14,608,195	36.6%
Property operating income	$24,776,104	$25,222,480		(1.8)%		$5,053,854	$81,298	N/M	$29,829,958	$25,303,778	17.9%
Number of facilities	82	82				30	1		112	83
Rentable square feet (5)	5,963,100	5,963,100				2,261,200	66,500		8,224,300	6,029,600
Average physical occupancy (6)	88.5%	88.6%				N/M	N/M		85.6%	88.5%
Annualized rent per occupied square foot (7)	$15.76	$15.80	(1)(2)			N/M	N/M		$15.31	$15.76

N/M Not meaningful

(1)

The adoption of ASU 2016-02 Leases (Topic 842) on January 1, 2019, requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as a reduction to self storage rental revenue. If we had applied this ASU to our 2018 results, same-store revenue and property operating expenses for the six months ended June 30, 2018 would have been approximately $39.0 million and $13.8 million, respectively. This would have resulted in an increase in same-store revenue for the six months ended June 30, 2019 of approximately $0.5 million, or 1.2%, and an increase in same-store property operating expenses for the same period of approximately $0.9 million, or 6.6%.  In addition, annualized rent per occupied square foot would have been $15.56, resulting in an annual increase of approximately 1.2% for the six months ended June 30, 2019.

(2)

Our same-store results for the six months ended June 30, 2019 and 2018 include 9 self storage facilities located in the Greater Toronto Area whose transactions are denominated in Canadian Dollars and translated to U.S. dollars at the average rates for the period. Including the application of ASU 2016-02 Leases (Topic 842) treatment to our 2018 results as noted in note 1 above and adjusting foreign exchange rates on a same-currency basis, the adjusted result would have been an increase in same-store revenue for the six months ended June 30, 2019 of approximately $0.7 million, or 1.8% and a decrease in same-store net operating income for the same period of approximately $0.3 million, or 1.2%.

(3)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(4)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees.

(5)

Of the total rentable square feet, parking represented approximately 695,000 square feet and 540,000 square feet as of June 30, 2019 and 2018, respectively. On a same-store basis, for the same periods, parking represented approximately 540,000 square feet.

(6)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(7)

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

Our same-store property operating expenses increased by approximately $0.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increases in payroll, property taxes, advertising and repairs and maintenance, offset by approximately $0.6 million of bad debt expense recorded in property operating expenses for the six months ended June 30, 2018, prior to the adoption of ASU 2016-02.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Six Months Ended June 30,
	2019	2018
Net loss	$(11,232,290)	$(2,104,377)
Adjusted to exclude:
Managed REIT Platform revenue	(29,062)	—
Asset management fees (2)	3,622,559	2,728,423
Managed REIT Platform expenses	10,569	—
General and administrative	3,481,070	2,633,210
Depreciation	14,288,918	10,147,586
Intangible amortization expense	4,081,308	2,218,765
Self administration transaction expenses	1,488,271	—
Acquisition expenses—affiliates	84,061	26,220
Other property acquisition expenses	84,236	253,430
Interest expense	18,323,804	8,829,468
Interest expense—accretion of fair market value of secured debt	(65,659)	(225,511)
Interest expense—debt issuance costs	1,915,258	644,952
Net loss on extinguishment of debt	1,487,867	—
Gain resulting from acquisition of unconsolidated affiliates	(8,017,353)	—
Other	306,401	151,612
Total property operating income	$29,829,958	$25,303,778

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, gains and losses from change in control are excluded from the determination of FFO. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses. Prior to January 1, 2019, when we adopted new accounting guidance, such costs were entirely expensed as operating expenses under GAAP. Subsequent to January 1, 2019, certain of such costs continue to be expensed. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. The purchase of properties, and the corresponding expenditures associated with that process, is a key feature of our business plan in order to generate operational income and cash flow in order to make distributions to investors. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-traded REITs are unique in that they typically have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our Offering, including our DRP Offering, to acquire properties, and we expect to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within three to five years after the completion of our Primary Offering, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not ultimately engage in a liquidity event. We believe that, because MFFO excludes any acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Primary Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Primary Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Primary Offering has been completed and properties have been acquired, as it excludes any acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, the amortization of fair value adjustments related to debt, non-recurring gains or losses included in net income from the extinguishment or sale of debt, mark to market adjustments recorded in net income related to our derivatives, adjustments from changes in foreign currency rates, and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our Offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurrence of acquisition fees and expenses. Acquisition fees and expenses include payments to our Former External Advisor and third parties. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our DRP Offering or other offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our Former External Advisor, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

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

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net loss (attributable to common stockholders)	$(2,212,445)	$(1,427,056)	$(11,104,004)	$(2,088,259)
Add:
Depreciation of real estate	7,325,953	5,019,318	14,125,014	10,022,905
Amortization of real estate related intangible assets	2,286,161	1,038,263	4,013,137	2,218,765
Deduct:
Gain resulting from acquisition of unconsolidated affiliates(1)	(8,017,353)	—	(8,017,353)	—
Adjustment for noncontrolling interests	(54,817)	(52,872)	(106,875)	(107,112)
FFO (attributable to common stockholders)	(672,501)	4,577,653	(1,090,081)	10,046,299
Other Adjustments:
Acquisition expenses(2)	45,506	221,994	168,297	279,650
Self administration transaction expenses (3)	1,350,188	—	1,488,271	—
Accretion of fair market value of secured debt(4)	(33,191)	(111,151)	(65,659)	(225,511)
Net loss on extinguishment of debt(5)	—	—	1,487,867	—
Foreign currency and interest rate derivative (gains) losses, net(6)	(169,666)	—	(78,783)	(91,055)
Adjustment for noncontrolling interests	6,362	2,077	(929)	(3,585)
MFFO (attributable to common stockholders)	$526,698	$4,690,573	$1,908,983	$10,005,798

As discussed in the Results of Operations, our 2019 results have been significantly impacted by the SSGT Mergers and additional debt incurred to finance such acquisition. The information below should be read in conjunction with the discussion regarding the SSGT Mergers.

(1)

Such gain was recorded as a result of obtaining control of certain of our Tenant Programs joint ventures in the Self Administration Transaction and in accordance with the NAREIT White Paper was excluded from the determination of FFO.

(2)

In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Former External Advisor and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

(3)

Self administration transaction expenses consist primarily of legal fees, as well as fees for other professionals and financial advisors incurred in connection with the Self Administration Transaction. We believe that adjusting for such non-recurring items provides useful supplemental information because such expenses may not be reflective of on-going operations and is consistent with management’s analysis of our operating performance.

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

(6)

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Interest expense - debt issuance costs of approximately $1.1 million and $0.3 million, respectively, were recognized for the three months ended June 30, 2019 and 2018. Interest expense - debt issuance costs of approximately $1.9 million and $0.6 million, respectively, were recognized for the six months ended June 30, 2019 and 2018.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
Net cash flow provided by (used in):
Operating activities	$3,935,929	$10,405,512	$(6,469,583)
Investing activities	(346,396,934)	(1,404,231)	(344,992,703)
Financing activities	350,121,034	(10,414,897)	360,535,931

Cash flows provided by operating activities for the six months ended June 30, 2019 and 2018 were approximately $3.9 million and $10.4 million, respectively, a decrease of approximately $6.5 million. The decrease in cash provided by our operating activities is primarily the result of a decrease in net income when excluding the impact of non-cash adjustments, including depreciation, amortization, net loss on extinguishment of debt, and gain resulting from acquisition of unconsolidated affiliates.  The decrease in net income when excluding the impact of non-cash adjustments comprises a decrease in cash provided by operating activities of approximately $8.4 million, offset by an increase of approximately $2.0 million resulting from a change in working capital accounts.

Cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were approximately $346.4 million and $1.4 million, respectively, a change of approximately $345.0 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $346 million for the SSGT Mergers in the first quarter of 2019.

Cash flows provided by (used in) financing activities for the six months ended June 30, 2019 and 2018 were approximately $350.1 million and ($10.4 million), respectively, a change of approximately $360.5 million. The increase in cash provided by financing activities is primarily attributable to the approximately $363.2 million increase in net debt issued in 2019, primarily related to the SSGT Mergers.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our Primary Offering terminated on January 9, 2017. We generally expect that we will meet our short-term liquidity requirements from the combination of the proceeds from secured or unsecured financing from banks or other lenders, the issuance of equity instruments and net cash provided by property operations.

Distribution Policy and Distributions

On June 11, 2019, our board of directors declared a distribution rate for the third quarter of 2019 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2019 and continuing on each day thereafter through and including September 30, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share.  Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders based on the record date selected by our board of directors. We currently declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;

•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Distributions paid in cash — common stockholders	$9,004,432		$8,668,185
Distributions paid in cash — Operating Partnership unitholders	89,332		150,546
Distributions reinvested	8,013,210		8,002,795
Total distributions	$17,106,974		$16,821,526
Source of distributions
Cash flows provided by operations	$3,935,929	23%	$10,405,512	62%
Cash provided by financing activities	5,157,835	30%	—	0%
Offering proceeds from distribution reinvestment plan	8,013,210	47%	6,416,014	38%
Total sources	$17,106,974	100%	$16,821,526	100%

From our inception through June 30, 2019, we paid cumulative distributions of approximately $113.5 million, as compared to cumulative FFO of approximately $23.3 million. For the six months ended June 30, 2019, we paid distributions of approximately $17.1 million, as compared to FFO of approximately ($1.1) million, which reflects acquisition related expenses of approximately $168,000, and a net loss on extinguishment of debt of approximately $1.5 million. For the six months ended June 30, 2018, we paid distributions of approximately $16.8 million, as compared to FFO of approximately $10.0 million which reflects acquisition related expenses of approximately $0.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2019, our total indebtedness was approximately $798.8 million, which included approximately $302.5 million in fixed rate debt, $506.5 million in variable rate debt and approximately $0.7 million in net debt premium less approximately $10.8 million in net debt issuance costs. Some of our loans have maturity dates within the next year. We intend to repay these loans through loan extensions or other debt financing. See Note 6 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019:

	Payments due during the years ending December 31:
	Total	2019	2020-2021	2022-2023	Thereafter
Debt interest(1)	$177,998,920	$20,864,993	$78,519,283	$31,998,264	$46,616,380
Debt principal(2)	808,940,333	1,240,844	101,204,862	412,568,670	293,925,957
Total contractual obligations	$986,939,253	$22,105,837	$179,724,145	$444,566,934	$340,542,337
(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2019.

(2)	Amount represents principal payments only, excluding debt premium and debt issuance costs.

Off-Balance Sheet Arrangements

Other than our minority equity investment in an auction company, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Subsequent Events

Please see Note 14 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of June 30, 2019, our net debt was approximately $798.8 million, which included approximately $302.5 million in fixed rate debt, $506.5 million in variable rate debt and approximately $0.7 million in net debt premium less approximately $10.8 million in net debt issuance costs. As of December 31, 2018, our net debt was approximately $406.1 million, which included approximately $225.6 million in fixed rate debt, $182.6 million in variable rate debt and approximately $1.2 million in net debt premium less approximately $3.4 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.1 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2019:

	Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt	$240,844	$708,277	$1,294,639	$2,914,829	$3,384,578	$293,925,957	$302,469,124
Average interest rate(1)	4.63%	4.63%	4.63%	4.63%	4.63%	4.63%
Variable rate debt	$1,000,000	$82,643,480	$16,558,466	$404,178,000	$2,091,263	$—	$506,471,209
Average interest rate(1)	5.34%	5.38%	5.54%	5.52%	5.90%	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2019.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

We have incurred a net loss to date, have an accumulated deficit, and it is possible that our operations may not be profitable in 2019.

We incurred a net loss of approximately $11.1 million for the six months ended June 30, 2019. Our accumulated deficit was approximately $73.4 million as of June 30, 2019.

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On June 26, 2019, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.66. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA, which require us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering. When determining the estimated value per share there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of March 31, 2019. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of March 31, 2019. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

Revenue and earnings from the Managed REITs are uncertain.

Revenue from the Managed REITs is dependent in large part on the ability to raise capital in offerings for existing or future Managed REITs or other future programs, as well as on our ability to make investments that meet the investment criteria of existing and future entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty may create volatility in our earnings because of the resulting fluctuation in the Managed REITs’ revenue. Revenue generated from asset management fees, property management fees and other fees and distributions relating to the Managed REITs’ offerings and the investment and management of their respective assets may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of the Managed REIT properties and assets.

The Managed REITs may not generate sufficient revenue or may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay or reimburse fees and expenses owed to us when due. In addition, the revenue payable by the Managed REITs is subject to certain limits set forth in their respective advisory agreements, which may limit the growth of our revenue. Furthermore, our ability to earn certain subordinated distributions from the Managed REITs is tied to providing liquidity events for the Managed REITs. Our ability to provide such liquidity events, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. We may generate significantly higher revenue and income in years in which a liquidity event occurs for a Managed REIT.

Because the revenue streams from the advisory agreements with the Managed REITs are subject to limitation or cancellation, any such termination could adversely affect our financial condition, cash flow and the amount available for distributions to you.

Our advisory agreement with the SST IV Advisor is renewable annually, and our advisory agreement with the SSGT II Advisor has an initial term of 10 years and is renewable annually thereafter, and each may generally be terminated by each Managed REIT, without cause or penalty, upon 60 days’ written notice. There can be no assurance that the advisory agreements will be renewed before they expire or that the advisory agreements will not be terminated. Any such non-renewal or termination could adversely affect our financial condition, cash flow and the amount available for distributions to you.

Impairment of goodwill or other intangible assets resulting from the Self Administration Transaction may adversely affect our financial condition and results of operations.

Potential impairment of goodwill or other intangible assets, including trademarks and other acquired intangibles, resulting from the Self Administration Transaction could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Our trademarks are important to the value of our business, and the inability to protect, and costs associated with protecting, our intellectual property could adversely affect our business and results of operations.

In connection with the Self Administration Transaction, we acquired trademarks and other intellectual property rights, including but not limited to the “SmartStop®” and “Strategic Storage®” brands, which are important to our success and competitive position, and the loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business. We will devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights.

Our efforts to protect our intellectual property may not be adequate. Third parties may misappropriate or infringe on our intellectual property. From time to time, we may engage in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention. The occurrence of any of these risks could adversely affect our business and results of operations.

We are newly self-managed.

As a result of the Self Administration Transaction, we are a newly self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to our former external advisor and its affiliates; however, our expenses include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our former external advisor and its affiliates. Our employees now provide services historically provided by the external advisors and their affiliates. We are subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. In addition, we have not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be more negatively impacted than they otherwise would have been.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of June 30, 2019, approximately $36.1 million of common stock was available for redemption and approximately $2.0 million was included in accrued expenses and other liabilities in the consolidated balance sheets as of June 30, 2019.  During the three months ended June 30, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 30, 2019	210,124	$9.73	210,124	2,515,796(1)
Mary 31, 2019	—	$—	—	2,515,796(1)
June 30, 2019	—	$—	—	2,515,796(1)
(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The Company will hold its 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”) on September 16, 2019.  Stockholders may submit written proposals to the Company on matters appropriate for stockholder action at the 2019 Annual Meeting by following the rules of the SEC and the requirements of the Company’s bylaws.  For such proposals to be considered for inclusion in the Company’s proxy materials, such proposals must be received by the Company no later than September 6, 2019.  Pursuant to the Company’s bylaws, for nominations or other business to be properly brought by a stockholder at the 2019 Annual Meeting, the stockholder must give timely notice thereof in writing to the secretary of the Company.  Because the date of the 2019 Annual Meeting will be held more than 30 days from the first anniversary of the date of mailing of the notice for the 2018 Annual Meeting, in accordance with the Company’s bylaws, the deadline for notice by a stockholder is the 10th day following the day on which disclosure of the date of mailing of the notice for such meeting was first made, or July 29, 2019.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

3.2

Articles of Amendment of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.3

Articles Supplementary of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, filed on September 28, 2015, Commission File No. 333-190983

3.4	Articles of Amendment of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

3.5	Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on September 4, 2013, Commission File No. 333-190983

3.6	Amendment No. 1 to the Amended and Restated Bylaws, incorporated by reference for Exhibit 3.1 to the Company’s Form 8-K, filed on August 6, 2019, Commission File No. 000-55617

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

10.1

Contribution Agreement, dated June 28, 2019, by and among Strategic Storage Operating Partnership II, L.P., the Company, SmartStop Asset Management, LLC and SmartStop OP Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.2

Third Amended and Restated Limited Partnership Agreement, dated June 28, 2019, of Strategic Storage Operating Partnership II, L.P., the Company, SmartStop Asset Management, LLC and SmartStop OP Holdings, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.3

Registration Rights Agreement, dated June  28, 2019, by and among the Company, Strategic Storage Operating Partnership II, L.P., SmartStop OP Holdings, LLC, SS Growth Advisor, LLC, Strategic 1031, LLC, SS Toronto REIT Advisors, Inc., San Juan Capital, LLC, and JDW 1998 Trust, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.4

SmartStop Self Storage REIT, Inc. Executive Severance and Change of Control Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and six months ended June 30, 2019 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: August 14, 2019	By:	/s/ James Barry
James Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)