Form 10-Q
period 2019-09-30
SmartStop Self Storage REIT, Inc.
filed 2019-11-14
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 51,215,255 outstanding shares of Class A common stock and 7,666,317 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$331,686,724	$269,522,776
Buildings	776,448,040	507,580,145
Site improvements	60,061,992	43,193,105
	1,168,196,756	820,296,026
Accumulated depreciation	(75,946,886)	(54,264,685)
	1,092,249,870	766,031,341
Construction in process	10,101,266	130,383
Real estate facilities, net	1,102,351,136	766,161,724
Real estate held for sale, net	11,777,915	—
Cash and cash equivalents	14,088,581	10,272,020
Restricted cash	7,845,349	3,740,188
Investments in and advances to Managed REITs	5,916,084	—
Other assets, net	5,939,392	14,580,417
Debt issuance costs, net of accumulated amortization	—	36,907
Intangible assets, net of accumulated amortization	33,627,666	1,562,781
Trademarks, net of accumulated amortization	19,743,167	—
Goodwill	78,372,980	—
Total assets	$1,279,662,270	$796,354,037
LIABILITIES AND EQUITY
Debt, net	$815,319,158	$406,084,103
Accounts payable and accrued liabilities	20,906,799	7,691,990
Due to affiliates	1,442,030	2,203,837
Distributions payable	3,326,601	2,890,395
Contingent earnout	31,200,000	—
Deferred tax liability	7,006,005	—
Total liabilities	879,200,593	418,870,325
Commitments and contingencies (Note 11)
Redeemable common stock	39,839,496	32,226,815
Equity:
SmartStop Self Storage REIT, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 51,148,541 and 50,437,059 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	51,149	50,437
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,649,856 and 7,533,790 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	7,650	7,534
Additional paid-in capital	491,272,437	500,474,807
Distributions	(119,904,285)	(94,248,326)
Accumulated deficit	(81,658,982)	(62,340,153)
Accumulated other comprehensive income (loss)	(3,172,074)	1,390,354
Total SmartStop Self Storage REIT, Inc. equity	286,595,895	345,334,653
Noncontrolling interests in our Operating Partnership	74,004,486	(77,756)
Other noncontrolling interests	21,800	—
Total noncontrolling interests	74,026,286	(77,756)
Total equity	360,622,181	345,256,897
Total liabilities and equity	$1,279,662,270	$796,354,037

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Self storage rental revenue	$25,669,615	$19,796,139	$74,056,235	$58,784,034
Ancillary operating revenue	1,188,934	516,930	2,589,985	1,441,008
Managed REIT Platform revenue	1,192,665	—	1,221,727	—
Reimbursable costs from Managed REITs	1,536,800	—	1,583,909	—
Total revenues	29,588,014	20,313,069	79,451,856	60,225,042
Operating expenses:
Property operating expenses	9,655,599	6,416,687	26,630,201	18,637,792
Property operating expenses – affiliates	—	2,571,670	6,605,670	7,687,183
Managed REIT Platform expenses	1,248,665	—	1,259,234	—
Reimbursable costs from Managed REITs	1,536,800	—	1,583,909	—
General and administrative	3,519,557	999,439	7,000,627	3,632,649
Depreciation	7,639,190	5,097,944	21,928,108	15,245,530
Intangible amortization expense	3,741,046	179,613	7,822,354	2,398,378
Contingent earnout expense	300,000	—	300,000	—
Self administration transaction expenses	107,100	—	1,595,371	—
Acquisition expenses – affiliates	—	16,422	84,061	42,642
Other property acquisition expenses	25,529	554,661	109,765	808,091
Total operating expenses	27,773,486	15,836,436	74,919,300	48,452,265
Operating income	1,814,528	4,476,633	4,532,556	11,772,777
Other income (expense):
Interest expense	(10,260,936)	(4,587,573)	(28,584,740)	(13,417,041)
Interest expense – accretion of fair market value of secured debt	33,191	111,383	98,850	336,894
Interest expense – debt issuance costs	(1,082,543)	(330,639)	(2,997,801)	(975,591)
Net loss on extinguishment of debt	—	—	(1,487,867)	—
Gain resulting from acquisition of unconsolidated affiliates	—	—	8,017,353	—
Other	(45,819)	(127,082)	(352,219)	(278,694)
Net loss	(9,541,579)	(457,278)	(20,773,868)	(2,561,655)
Net loss attributable to the noncontrolling Interests in our Operating Partnership	1,326,753	5,854	1,455,039	21,972
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(8,214,826)	$(451,424)	$(19,318,829)	$(2,539,683)
Net loss per Class A share – basic and diluted	$(0.14)	$(0.01)	$(0.33)	$(0.04)
Net loss per Class T share – basic and diluted	$(0.14)	$(0.01)	$(0.33)	$(0.04)
Weighted average Class A shares outstanding – basic and diluted	50,789,174	49,948,074	50,650,524	49,732,757
Weighted average Class T shares outstanding – basic and diluted	7,626,158	7,461,101	7,584,645	7,418,129

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(9,541,579)	$(457,278)	$(20,773,868)	$(2,561,655)
Other comprehensive income (loss):
Foreign currency translation adjustment	(651,011)	1,343,451	1,408,709	(2,061,322)
Foreign currency hedge contract gains (losses)	(84,696)	(1,083,267)	(1,970,862)	2,431,232
Interest rate swap and cap contract gains (losses)	(823,250)	(5,139)	(4,000,275)	504,393
Other comprehensive income (loss)	(1,558,957)	255,045	(4,562,428)	874,303
Comprehensive loss	(11,100,536)	(202,233)	(25,336,296)	(1,687,352)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	1,543,525	2,589	1,774,600	14,473
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(9,557,011)	$(199,644)	$(23,561,696)	$(1,672,879)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	49,386,092	$49,386	7,350,142	$7,351	$496,287,890	$(60,561,504)	$(58,641,776)	$1,369,208	$378,510,555	$4,427,469	$382,938,024	$24,497,059
Offering costs	—	—	—	—	(1,973)	—	—	—	(1,973)	—	(1,973)	—
Changes to redeemable common stock	—	—	—	—	(3,970,960)	—	—	—	(3,970,960)	—	(3,970,960)	3,970,960
Redemptions of common stock	(69,411)	(69)	(2,640)	(3)	—	—	—	—	(72)	—	(72)	(1,126,591)
Distributions	—	—	—	—	—	(8,238,414)	—	—	(8,238,414)	—	(8,238,414)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(74,446)	(74,446)	—
Issuance of shares for distribution reinvestment plan	337,155	337	51,602	52	3,970,960	—	—	—	3,971,349	—	3,971,349	—
Stock compensation expense	—	—	—	—	14,968	—	—	—	14,968	—	14,968	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(661,203)	—	(661,203)	—	(661,203)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,844)	(5,844)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,059,805)	(2,059,805)	—	(2,059,805)	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	2,073,290	2,073,290	—	2,073,290	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	437,629	437,629	—	437,629	—
Balance as of March 31, 2018	49,653,836	49,654	7,399,104	7,400	496,300,885	(68,799,918)	(59,302,979)	1,820,322	370,075,364	4,347,179	374,422,543	27,341,428
Offering costs	—	—	—	—	(2,357)	—	—	—	(2,357)	—	(2,357)	—
Changes to redeemable common stock	—	—	—	—	(4,031,062)	—	—	—	(4,031,062)	—	(4,031,062)	4,031,062
Redemptions of common stock	(109,624)	(110)	(12,499)	(12)	—	—	—	—	(122)	—	(122)	(1,212,332)
Issuance of restricted stock	10,500	11	—	—	—	—	—	—	11	—	11	—
Distributions	—	—	—	—	—	(8,370,146)	—	—	(8,370,146)	—	(8,370,146)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(75,273)	(75,273)	—
Issuance of shares for distribution reinvestment plan	332,758	333	51,178	51	4,031,062	—	—	—	4,031,446	—	4,031,446	—
Stock compensation expense	—	—	—	—	14,968	—	—	—	14,968	—	14,968	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(1,427,056)	—	(1,427,056)	—	(1,427,056)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(10,274)	(10,274)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,344,967)	(1,344,967)	—	(1,344,967)	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	1,441,209	1,441,209	—	1,441,209	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	71,903	71,903	—	71,903	—
Balance as of June 30, 2018	49,887,470	49,888	7,437,783	7,439	496,313,496	(77,170,064)	(60,730,035)	1,988,467	360,459,191	4,261,632	364,720,823	30,160,158
Offering costs	—	—	—	—	(11,034)	—	—	—	(11,034)	—	(11,034)	—
Changes to redeemable common stock	—	—	—	—	(4,039,502)	—	—	—	(4,039,502)	—	(4,039,502)	4,039,502
Redemptions of common stock	(125,637)	(126)	(3,376)	(4)	—	—	—	—	(130)	—	(130)	(4,639,876)
Distributions	—	—	—	—	—	(8,499,843)	—	—	(8,499,843)	—	(8,499,843)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(76,100)	(76,100)	—
Issuance of shares for distribution reinvestment plan	328,859	329	50,473	50	4,039,502	—	—	—	4,039,881	—	4,039,881	—
Stock compensation expense	—	—	—	—	23,400	—	—	—	23,400	—	23,400	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(451,424)	—	(451,424)	—	(451,424)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,854)	(5,854)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,343,450	1,343,450	—	1,343,450	—
Foreign currency forward contract gains	—	—	—	—	—	—	—	(1,083,267)	(1,083,267)	—	(1,083,267)	—
Interest rate swap and cap contract gains	—	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)	—
Balance as of September 30, 2018	50,090,692	$50,091	7,484,880	$7,485	$496,325,862	$(85,669,907)	$(61,181,459)	$2,243,511	$351,775,583	$4,179,678	$355,955,261	$29,559,784

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$32,226,815
Offering costs	—	—	—	—	(2,418)	—	—	—	(2,418)	—	(2,418)	—
Issuance of limited partnership units in our Operating Partnership in connection with the SSGT Mergers	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399	—
Changes to redeemable common stock	—	—	—	—	(3,963,393)	—	—	—	(3,963,393)	—	(3,963,393)	3,963,393
Redemptions of common stock	(120,000)	(120)	(21,291)	(21)	—	—	—	—	(141)	—	(141)	(2,044,001)
Distributions	—	—	—	—	—	(8,411,426)	—	—	(8,411,426)	—	(8,411,426)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(46,584)	(46,584)	—
Issuance of shares for distribution reinvestment plan	322,580	323	49,604	50	3,963,393	—	—	—	3,963,766	—	3,963,766	—
Stock compensation expense	—	—	—	—	21,957	—	—	—	21,957	—	21,957	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(8,891,558)	—	(8,891,558)	—	(8,891,558)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(56,759)	(56,759)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	867,261	867,261	—	867,261	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(846,581)	(846,581)	—	(846,581)	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,315,092)	(1,315,092)	—	(1,315,092)	—
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$34,146,207

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$34,146,207
Offering costs	—	—	—	—	(1,559)	—	—	—	(1,559)	—	(1,559)	—
Issuance of limited partnership units in our Operating Partnership in connection with the Self Administration Transaction	—	—	—	—	—	—	—	—	—	63,643,000	63,643,000	—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	—	—	—	—	9,687,035	—	—	—	9,687,035	9,112,965	18,800,000	—
Contribution of special limited partnership interest in exchange for limited partnership interests in our Operating Partnership	—	—	—	—	(18,800,000)	—	—	—	(18,800,000)	—	(18,800,000)	—
Noncontrolling interests related to the consolidated Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	21,800	21,800	—
Redemption of limited partnership interests held by our Former Advisor	—	—	—	—	(291,103)	—	—	—	(291,103)	91,103	(200,000)	—
Changes to redeemable common stock	—	—	—	—	(4,049,066)	—	—	—	(4,049,066)	—	(4,049,066)	4,049,066
Redemptions of common stock	(199,883)	(200)	(10,242)	(11)	—	—	—	—	(211)	—	(211)	(2,052,078)
Issuance of restricted stock	232,176	232	—	—	—	—	—	—	232	—	232	—
Distributions	—	—	—	—	—	(8,533,201)	—	—	(8,533,201)	—	(8,533,201)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(105,140)	(105,140)	—
Issuance of shares for distribution reinvestment plan	328,392	328	50,757	50	4,049,066	—	—	—	4,049,444	—	4,049,444	—
Stock compensation expense	—	—	—	—	25,136	—	—	—	25,136	—	25,136	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(2,212,445)	—	(2,212,445)	—	(2,212,445)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(71,527)	(71,527)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,192,459	1,192,459	—	1,192,459	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(1,039,585)	(1,039,585)	—	(1,039,585)	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,861,933)	(1,861,933)	—	(1,861,933)	—
Balance as of June 30, 2019	51,000,324	51,000	7,602,618	7,602	491,113,855	(111,192,953)	(73,444,156)	(1,613,117)	304,922,231	76,728,501	381,650,732	36,143,195
Offering costs	—	—	—	—	(2,276)	—	—	—	(2,276)	—	(2,276)	—
Changes to redeemable common stock	—	—	—	—	(4,046,001)	—	—	—	(4,046,001)	—	(4,046,001)	4,046,001
Redemptions of common stock	(197,470)	(197)	(3,546)	(3)	—	—	—	—	(200)	—	(200)	(349,700)
Issuance of restricted stock	16,886	17	—	—	—	—	—	—	17	—	17	—
Distributions	—	—	—	—	—	(8,711,332)	—	—	(8,711,332)	—	(8,711,332)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,375,462)	(1,375,462)	—
Issuance of shares for distribution reinvestment plan	328,801	329	50,784	51	4,046,001	—	—	—	4,046,381	—	4,046,381	—
Stock compensation expense	—	—	—	—	160,858	—	—	—	160,858	—	160,858	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(8,214,826)	—	(8,214,826)	—	(8,214,826)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(1,326,753)	(1,326,753)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(651,011)	(651,011)	—	(651,011)	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(84,696)	(84,696)	—	(84,696)	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(823,250)	(823,250)	—	(823,250)	—
Balance as of September 30, 2019	51,148,541	$51,149	7,649,856	$7,650	$491,272,437	$(119,904,285)	$(81,658,982)	$(3,172,074)	$286,595,895	$74,026,286	$360,622,181	$39,839,496

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,773,868)	$(2,561,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,750,462	17,643,908
Accretion of deferred tax	(409,649)	—
Accretion of fair market value adjustment of secured debt	(98,850)	(336,894)
Amortization of debt issuance costs	2,997,801	975,591
Net loss on extinguishment of debt	1,487,867	—
Stock compensation expense	208,496	53,336
Contingent earnout expense	300,000	—
Unrealized foreign currency and derivative gains	(630,864)	(21,779)
Gain resulting from acquisition of unconsolidated affiliates	(8,017,353)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(363,480)	(1,244,202)
Accounts payable and accrued liabilities	4,410,733	1,561,727
Managed REITs receivables	33,685	—
Due to affiliates	(752,631)	304,265
Net cash provided by operating activities	8,142,349	16,374,297
Cash flows from investing activities:
SSGT Mergers, net of cash acquired	(345,538,595)	—
Self Administration Transaction, net of cash acquired	(3,292,958)	—
Purchase of real estate	(9,435,343)	—
Additions to real estate	(7,993,081)	(1,112,143)
Deposits on acquisition of real estate facilities	(200,000)	—
Investment in real estate joint ventures	—	(3,174,033)
Settlement of foreign currency hedges	1,064,287	2,132,261
Purchase of foreign currency hedge	(147,347)	—
Settlement of company owned life insurance	3,122,962	—
Sale of real estate joint venture	3,357,814	—
Net cash used in investing activities	(359,062,261)	(2,153,915)
Cash flows from financing activities:
Gross proceeds from issuance of debt	531,334,779	5,000,000
Repayment of debt	(141,088,724)	(2,200,000)
Scheduled principal payments on debt	(566,816)	(1,603,805)
Debt issuance costs	(8,514,829)	(163,820)
Prepaid debt issuance costs	—	(1,075,000)
Debt defeasance costs	(1,690,703)	—
Offering costs	(509,512)	(526,598)
Redemption of common stock	(5,331,329)	(3,064,408)
Redemption of noncontrolling interest	(200,000)	—
Distributions paid to common stockholders	(13,607,658)	(13,115,607)
Distributions paid to noncontrolling interests in our Operating Partnership	(1,079,696)	(226,646)
Net cash provided by (used in) financing activities	358,745,512	(16,975,884)
Impact of foreign exchange rate changes on cash and restricted cash	96,122	(41,883)
Change in cash, cash equivalents, and restricted cash	7,921,722	(2,797,385)
Cash, cash equivalents, and restricted cash beginning of period	14,012,208	11,868,412
Cash, cash equivalents, and restricted cash end of period	$21,933,930	$9,071,027

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$26,457,563	$13,534,949
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$12,059,591	$12,042,676
Distributions payable	$3,326,601	$2,801,394
Redemption of common stock included in accounts payable and accrued liabilities	$405,971	$4,638,448
Deposit applied to the purchase of real estate	$1,000,000	$—
Additions to real estate and construction in process included in accounts payable	$864,237	$65,160
Issuance of units in our Operating Partnership in SSGT Mergers	$4,217,399	$—
Debt assumed in SSGT Mergers	$5,038,435	$—
Net liabilities assumed in SSGT Mergers	$1,712,596	$—
Write-off of unamortized debt issuance costs	$356,519	$—
Issuance of Class A-1 units in our Operating Partnership in the Self Administration Transaction	$63,643,000	$—
Debt assumed in the Self Administration Transaction	$19,219,126	$—
Contingent earnout consideration issued in the Self Administration Transaction	$30,900,000	$—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	$18,800,000	$—
Deferred tax liabilities related to the Self Administration Transaction	$7,415,654	$—
Accounts payable and other accrued liabilities assumed in the Self Administration Transaction	$722,286	$—
Transfer of other assets to debt issuance costs	$1,075,000	$—
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$3,947,904	$735,942
Prepaid debt issuance costs included in accounts payable and accrued liabilities	$—	$155,439

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 1. Organization

SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.), a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

Recent Developments

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and Tenant Programs (as defined in Note 9) joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor (defined below) have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and Tenant Programs joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, the “Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4, Self Administration Transaction, for additional information.

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

Offering Related

Our Articles of Amendment and Restatement, as amended, authorize 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001 per share. We offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2019, we had sold approximately 3.7 million Class A Shares and approximately 0.6 million Class T Shares for approximately $38.3 million and $5.8 million, respectively, in our DRP Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

We invested the net proceeds from our Offering primarily in self storage facilities. As of September 30, 2019, we owned 112 operating self storage facilities and one facility under development located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

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

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of September 30, 2019, we owned approximately 86.6% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 13.4% of the common units are owned indirectly by SAM and affiliates of our Dealer Manager.  As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our TRS, which is a wholly-owned subsidiary of our Operating Partnership.

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

September 30, 2019

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

As of September 30, 2019, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint ventures with SST IV and SSGT II which were acquired in the Self Administration Transaction, which are consolidated.

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

September 30, 2019

(Unaudited)

Under the equity method, our investments in real estate joint ventures will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investment.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership and the noncontrolling interests in our Tenant Programs joint ventures with SST IV and SSGT II in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as a noncontrolling interest in the accompanying consolidated balance sheets. Our other consolidated, non wholly-owned joint ventures are also reflected as noncontrolling interest. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

The value of the tangible assets, consisting primarily of land and buildings is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $13.6 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2019 and 2018, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2019 and 2018, our property acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended September 30, 2019 and 2018, we expensed approximately $26,000 and $570,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods. During the nine months ended September 30, 2019 and 2018, we expensed approximately $194,000 and $850,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

As discussed in Note 4, the Self Administration Transaction is an acquisition of a business and the related amounts recorded as of September 30, 2019 are provisional and subject to change.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2019 and 2018, no impairment losses were recognized.

Real Estate Held for Sale

We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale is classified as “real estate held for sale” in the accompanying consolidated financial statements for the periods when it was held for sale. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on the Company’s consolidated statements of operations, consistent with current accounting guidance.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Approximately $18.7 million of the original $19.8 million of trademarks relates to the “SmartStop®” trademark, which is an indefinite-lived intangible. The remaining approximately $1.1 million relates to our “Strategic Storage®” trademark and will be amortized over a five year period. As of September 30, 2019, we had accumulated amortization of approximately $57,000 associated with the “Strategic Storage®” trademark.

The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2019, 2020, 2021, 2022, 2023 and thereafter is approximately $55,000, $220,000, $220,000, $220,000,
$220,000 and $108,000, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Our Managed REIT Platform revenue includes advisory, asset management, property management and other similar fees. Such fees are earned pursuant to the advisory and property management agreements with the Managed REITs. The fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned. Revenue from such contracts is discussed further in Note 9 - Related Party Transactions.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2019, the gross amounts allocated to in-place lease intangibles was approximately $46.7 million and accumulated amortization of in-place lease intangibles totaled approximately $38.1 million. As of December 31, 2018, the gross amounts allocated to in-place lease intangibles were approximately $33.4 million and accumulated amortization of in-place lease intangibles totaled approximately $31.9 million.

The total estimated future amortization expense of in-place lease intangible assets for the years ending December 31, 2019, 2020, 2021, 2022, 2023, and thereafter is approximately $2.2 million, $5.0 million, $0.1 million, $0.1 million, $0.1 million, and $1.1 million, respectively.

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to the Tenant Programs joint ventures. For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships. As of September 30, 2019, the gross amount allocated to the contracts and customer relationships was approximately $26.5 million and the accumulated amortization was approximately $1.5 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2019, 2020, 2021, 2022, 2023 and thereafter is approximately $1.4 million, $5.7 million, $4.6 million, $4.6 million, $4.6 million, and $4.1 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Debt Issuance Costs

The net carrying value of costs incurred in connection with our former revolving credit facility was presented as debt issuance costs on our consolidated balance sheet as of December 31, 2018. Debt issuance costs were amortized on a straight-line basis over the term of the related loan, which was not materially different than the effective interest method. As of September 30, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to our former revolving credit facility totaled none and approximately $45,000, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 6). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.7 million and $1.0 million, respectively.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term equity investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in equity investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $0.2 million and none for the three months ended September 30, 2019 and 2018, respectively, and represented a gain of approximately $0.7 million and none for the nine months ended September 30, 2019 and 2018, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. On August 26, 2019, our board of directors approved the suspension of our share redemption program, effective as of September 27, 2019, so that common shares are redeemable at the option of the holder only in connection with (i) death or disability of a stockholder, (ii) confinement to a long-term care facility, or (iii) other exigent circumstances. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019.  For the nine months ended September 30, 2019, we received redemption requests totaling approximately $4.4 million (approximately 450,000 shares), approximately $4.0 million of which were fulfilled in April and July 2019, and approximately $0.4 million of which were included in accounts payable and accrued liabilities as of September 30, 2019, and fulfilled in October 2019.

Accounting for Equity Awards

Through September 30, 2019, we have only issued service based awards. The cost of such restricted stock awards is required to be measured based on the grant date fair value and the cost recognized over the relevant service period. We have assumed no forfeitures in recognizing these costs; any such forfeitures will be recognized upon occurrence and will reduce the previously recognized expenses.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The table below summarizes our fixed rate notes payable at September 30, 2019 and December 31, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$316,560,000	$303,028,569	$200,600,000	$207,357,391

As of September 30, 2019, and December 31, 2018, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 6 and 7). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2019, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

September 30, 2019

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases. In addition, the new standard requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as a reduction to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $450,000 and $1,170,000 for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, bad debt expense totaled approximately $290,000 and $875,000, respectively, and is included in property operating expenses.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2019:

Real estate facilities
Balance at December 31, 2018	$820,296,026
Facilities acquired through merger with SSGT	334,139,296
Corporate office acquired through Self Administration Transaction	6,500,000
Other facility acquisitions	10,430,942
Real estate reclassified to held for sale	(11,690,958)
Impact of foreign exchange rate changes	4,183,185
Improvements and additions	4,338,265
Balance at September 30, 2019	$1,168,196,756
Accumulated depreciation
Balance at December 31, 2018	$(54,264,685)
Depreciation expense	(21,643,576)
Impact of foreign exchange rate changes	(241,041)
Real estate reclassified to held for sale	202,416
Balance at September 30, 2019	$(75,946,886)

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

SSGT was a REIT focused on opportunistic self storage properties, including development, and lease-up properties. As a result of the SSGT Mergers, we acquired all of the real estate owned by SSGT, consisting of 28 operating self storage facilities located in 10 states and in the Greater Toronto, Canada area, and one development property in the Greater Toronto Area. Additionally, we obtained the rights to acquire a self storage facility which was under development located in Gilbert, Arizona that was previously under contract with SSGT and was acquired by us in July 2019.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Acquisition of Property Located in Gilbert, Arizona

On January 24, 2019, we, by way of the SSGT Mergers, obtained the rights to acquire a property that was being developed into a self storage facility located in Gilbert, Arizona (the “Riggs Road Property”). On July 11, 2019, upon issuance of the certificate of occupancy, we acquired the Riggs Road Property for a purchase price of $10 million, plus closing costs and acquisition fees. Pursuant to the Contribution Agreement (as defined in Note 4), an acquisition fee of $175,000 was paid to SAM. We funded such acquisition through a $4.3 million draw on the Senior Term Loan and an approximate $5.7 million draw on the Secured Loan.

The following table summarizes the purchase price allocation for the real estate related assets acquired during the nine months ended September 30, 2019:

Acquisition	Acquisition Date	Real Estate Assets	Construction in Process(4)	Intangibles	Total(1)	2019 Revenue(2)	2019 Property Operating Income(2)(3)
SSGT Mergers	1/24/2019	$334,139,296	$5,370,773	$13,571,765	$353,081,834	$15,942,076	$8,335,227	(5)
Riggs Rd - Gilbert	7/11/2019	$10,430,942	$—	$—	$10,430,942	$16,653	$(34,945)	(6)

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

(2)

The operating results of the self storage properties acquired during the nine months ended September 30, 2019 have been included in our consolidated statements of operations since their respective acquisition date.

(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.
(4)

Construction in process relates to the Torbarrie property in Toronto, Canada, which is a self storage property under construction with an expected completion date in the fourth quarter of 2019 or first quarter of 2020. Amounts shown above are as of the acquisition date.

(5)

SSGT was a REIT focused on opportunistic self storage properties, including development, and lease-up properties. As a result, many of its properties were not physically and/or economically stabilized as of the date of the SSGT Mergers.

(6)	The Riggs Road Property was recently developed, with 0% occupancy as of its acquisition date.

Sale of San Antonio II Property

The San Antonio II Property was acquired by us in the SSGT Mergers. On February 5, 2019, we executed a purchase and sale agreement with an unaffiliated third party for the sale of the San Antonio II Property for approximately $16.1 million, less closing costs. The San Antonio II Property sale was completed on October 18, 2019. See Note 14 – Subsequent Events for further detail.

Joint Venture with SmartCentres

In January 2018, a subsidiary of SAM entered into a contribution agreement (the “SmartCentres Contribution Agreement”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for a tract of land owned by SmartCentres and located in East York, Ontario (the “East York Lot”) in Canada. In March 2018, the interest in the SmartCentres Contribution Agreement was assigned to one of our subsidiaries.

On June 28, 2018, we closed on the East York Lot, which is owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) were each a 50% limited partner and each had an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The Limited Partnership intends to develop a self storage facility on the East York Lot. The value of the land contributed to the Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.  In January 2019, we sold our interest in the Limited Partnership to SST IV for approximately $4.7 million CAD, which represented our total cost incurred related to the Limited Partnership. Of this amount, approximately $4.6 million CAD related to the acquisition of land and development costs incurred, and approximately $100,000 CAD related to acquisition costs that were expensed during 2018, which were recorded in other income (expense) in the consolidated statement of operations for the nine months ended September 30, 2019.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Agreements

Contribution Agreement

On June 28, 2019, we along with our Operating Partnership, as contributee, and SAM and SS OP Holdings, as contributor, entered into a Contribution Agreement (the “Contribution Agreement”) whereby the Operating Partnership acquired the Self Storage Platform and certain other assets, including (a) SAM’s, or its subsidiaries’, 100% membership interests in our Former External Advisor and Former External Property Managers, the advisor and property manager for SST IV, the advisor and property manager for SSGT II, entities related to the Tenant Programs joint ventures, and certain entities related to SAM’s self storage business in Canada; (b) all equipment, furnishings, fixtures and computer equipment as set forth in the Contribution Agreement; (c) certain personal property as set forth in the Contribution Agreement; (d) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “SmartStop®” brand and “Strategic Storage®” related trademarks), (e) SAM’s processes, practices, procedures and workforce related to the self storage business (then consisting of a total of approximately 350 on-site self storage employees, regional and district managers, other personnel and the then current executive management team of the Company), and (f) certain other assets as set forth in the Contribution Agreement, in exchange for $769,126 in cash, assumption of existing debt in the amount of $15 million, and 8,698,956 Class A-1 limited partnership units of the Operating Partnership (“Class A-1 Units”) and 3,283,302 Class A-2 limited partnership units of the Operating Partnership (“Class A-2 Units”). For a description of the Class A-1 Units and Class A-2 Units, see below under the heading “Third Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement.”

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The conversion features of the Class A-2 Units are as follows: (A) the first time the aggregate incremental assets under management (“AUM”) (as defined in the Operating Partnership Agreement) of the Operating Partnership equals or exceeds $300,000,000, one-third of the Class A-2 Units will automatically convert into Class A-1 Units, (B) the first time the incremental AUM of the Operating Partnership equals or exceeds $500,000,000, an additional one-third of the Class A-2 Units will automatically convert into Class A-1 Units, and (C) the first time the incremental AUM equals or exceeds $700,000,000, the remaining one-third of the Class A-2 Units will automatically convert into Class A-1 Units (each an “Earnout Achievement Date”).  On each Earnout Achievement Date, the Class A-2 Units will automatically convert into Class A-1 Units based on an earnout unit exchange ratio, which is equal to $10.66 divided by the then current value of our Class A common stock.  The Class A-2 Units conversion rights will expire seven years following the closing date of the Self Administration Transaction.  Notwithstanding the foregoing, the earnout consideration will be earned and automatically convert in the event of an “Earnout Acceleration Event” (as defined in the Operating Partnership Agreement), which includes each of the following: certain change of control events (as described in the Operating Partnership Agreement), or H. Michael Schwartz being removed either as a member of our board of directors or as one of our executive officers for any reason other than for cause.

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

Membership Interest Purchase Agreement – Ladera Office

On June 28, 2019, immediately following the Self Administration Transaction, SAM and its then wholly-owned subsidiary, 10 Terrace Rd, LLC (“10 Terrace Rd”), and SmartStop Storage Advisors, LLC (“SSA”), our indirect subsidiary, entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”), pursuant to which SSA purchased 100% of the membership interests in 10 Terrace Rd for $6.5 million, payable through the assumption of existing debt in the amount of approximately $4.2 million, and cash in the amount of approximately $2.3 million.  10 Terrace Rd is the owner of an office condominium located at 10 Terrace Rd., Ladera Ranch, California (the “Ladera Office”) which, as a result of the Membership Interest Purchase Agreement, we now indirectly own.  The Ladera Office houses our corporate headquarters.

Fair Value of Consideration Transferred

We accounted for the Contribution Agreement and Membership Interest Purchase Agreement discussed above as a business combination under the acquisition method of accounting. During the nine months ended September 30, 2019, we incurred approximately $1.6 million for legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration Transaction, which are included in the self administration transaction expenses line-item in the accompanying consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

(1)

The Contribution Agreement required a true-up related to the assumption of certain operating assets and liabilities. We assumed a net asset of approximately $0.5 million and such amount was included above as cash consideration.

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

The estimated fair value of the contingent earnout, Class A-2 Units, was determined using the net asset value calculation described above and further adjusted based on a discounted probability weighted forecast of achieving the requisite AUM thresholds. Subsequent to the completion of the Self Administration Transaction, such liability is required to be recorded at fair value. During the three months ended September 30, 2019, such liability increased by $300,000 to $31.2 million based on an updated discounted probability weighted forecast.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Allocation of Consideration

The consideration transferred pursuant to the Self Administration Transaction was allocated to the assets acquired and liabilities assumed, based upon their preliminary estimated fair values as of the acquisition date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of the deferred tax liabilities; thus, the provisional measurements are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Identifiable Assets Acquired at Fair Value
Cash and cash equivalents	$36,443
Restricted cash	94,999
Land	975,000
Building	5,389,000
Site Improvements	136,000
Equipment, furniture and fixtures	651,000
Investments in Managed REITs	5,600,000
Other assets	1,084,629
Intangibles - customer relationships	1,600,000
Trademarks	19,800,000
Intangibles - management contracts	24,900,000
Total identifiable assets acquired	$60,267,071

Identifiable Liabilities Assumed at Fair Value
Debt	$19,219,126
Accounts payable and accrued expenses	722,286
Deferred tax liabilities, net	7,415,654
Total liabilities assumed	$27,357,066
Net identifiable assets acquired	$32,910,005
Goodwill	78,372,980
Non-controlling interest related to consolidated Tenant Programs joint ventures	(21,800)
Net assets acquired	$111,261,185

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

The goodwill recognized is supported by several factors, including that the Company is now self-managed; additionally, the Managed REIT Platform business brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. We have not yet completed our allocation of goodwill to the respective reporting units, pending the finalization of the valuation of the deferred tax liabilities.

The results of the acquisition have been included in our consolidated statements of operations since the closing date of the transaction.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

We are required to reduce the principal balance of the KeyBank Tenant Program Loan to no greater than (i) $14.0 million by December 31, 2019; (ii) $12.5 million by June 30, 2020 and (iii) $11.0 million by December 31, 2020. In addition, the net Tenant Programs revenues received by certain of our subsidiaries, related to the Tenant Programs joint venture interests we acquired in the Self Administration Transaction are required to be deposited in a collateral account maintained by KeyBank and such funds will be applied on a monthly basis first to accrued and unpaid interest and then to the outstanding principal balance of the KeyBank Tenant Program Loan. The KeyBank Tenant Program Loan was paid off in full on October 29, 2019 in connection with the issuance of Series A Preferred Stock. See Note 14 – Subsequent Events for further detail.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, the TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), pursuant to which the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support.  SAM will receive a monthly administrative service fee for providing its services and the Company Parties will receive monthly reimbursement based on the amount of services provided under the Administrative Services Agreement.  SAM will also pay the Company Parties an allocation of rent and overhead for the portion it occupies in the Ladera Office. Such agreement has a term of three years, and is subject to certain adjustments as defined in the agreement.

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

Note 5. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2019 and 2018. Such presentation reflects the Company’s acquisitions that occurred during 2019, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2018. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the Nine Months ended
	September 30, 2019	September 30, 2018
Pro forma revenue	$83,809,401	$62,518,667
Pro forma operating expenses	$(76,382,169)	$(52,578,442)
Pro forma net income (loss) attributable to common stockholders	$(22,254,892)	$(3,450,094)

The pro forma financial information for the nine months ended September 30, 2019 and 2018 was adjusted to exclude approximately $1.6 million and none, respectively, for acquisition related expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 6. Debt

The Company’s debt is summarized as follows:

Encumbered Property	September 30, 2019	December 31, 2018	Interest Rate	Maturity Date
KeyBank CMBS Loan(5)	$95,000,000	$95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(6)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(7)	47,203,386	47,249,999	5.31%	8/1/2024
Canadian CitiBank Loan(8)	82,543,360	72,846,480	4.21%	10/9/2020
CMBS SASB Loan(9)	235,000,000	—	5.02%	2/9/2022
CMBS Loan(10)	104,000,000	—	5.00%	2/1/2029
Secured Loan(11) (13)	95,362,000	—	4.52%	1/24/2022
Senior Term Loan(12) (13)	86,300,000	—	6.27%	1/24/2022
Stoney Creek Loan(14)	5,497,319	—	5.90%	10/1/2021
Torbarrie Loan(15)	2,791,947	—	5.90%	3/1/2023
Ladera Office Loan	4,199,915	—	4.29%	11/1/2026
KeyBank Tenant Program Loan	14,554,306	—	5.52%	5/9/2021
Raleigh/Myrtle Beach promissory note(1)	—	11,878,396	5.73%	N/A
Amended KeyBank Credit Facility(2)	—	98,782,500	5.00%	N/A
Oakland and Concord loan(3)	—	19,483,127	3.95%	N/A
$11M KeyBank Subordinate Loan(4)	—	11,000,000	6.25%	N/A
Premium on secured debt, net	625,267	1,228,996
Debt issuance costs, net	(9,758,342)	(3,385,395)
Total debt	$815,319,158	$406,084,103

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

(7)

This fixed rate loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments became due monthly.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

(8)

This variable rate loan encumbers 10 of our Canadian properties and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2019. We have purchased interest rate caps that cap CDOR at 3.0% until October 15, 2021. The separate assets of these encumbered properties are not available to pay our other debts.

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

(11)

This variable rate loan encumbers 17 properties (Colorado Springs, Aurora, San Antonio, Phoenix, 3173 Sweeten Creek Rd - Asheville, Elk Grove, Garden Grove, Deaverview Rd - Asheville, Highland Center Blvd - Asheville, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, McKinney, Hualapai Way - Las Vegas, Gilbert). The separate assets of these encumbered properties are not available to pay our other debts.

(12)	This variable rate loan is encumbered by a pledge of 49% of the equity interests in our property-owning special purpose entities, other than those encumbered by the CMBS SASB Loan.
(13)

We have a $161.2 million notional interest rate swap whereby LIBOR is fixed at approximately 2.6% until August 1, 2020. Subsequent to September 30, 2019, in connection with the pay off of the Senior Term Loan, we terminated approximately $75.7 million of this interest rate swap which required a settlement payment of approximately $0.6 million.

(14)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 3.95% as of September 30, 2019, and in no event shall the total interest rate fall below 4.65% per annum. The Stoney Creek loan was assumed in the SSGT Mergers and had a balance of approximately $5 million USD as of the SSGT Mergers date. The Stoney Creek loan is secured by a first lien deed of trust on the Stoney Creek property and all improvements thereto, is cross-collateralized with the Torbarrie property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2019.

(15)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 3.95% as of September 30, 2019, and in no event shall the total interest rate fall below 4.65% per annum. The Torbarrie loan was assumed in the SSGT Mergers and had no outstanding balance as of the date of the SSGT Mergers. The Torbarrie loan is a construction loan, which allows for borrowings up to approximately $10.3 million CAD and is secured by a first lien deed of trust on the Torbarrie property and all improvements thereto, is cross-collateralized with the Stoney Creek property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2019.

The weighted average interest rate on our consolidated debt as of September 30, 2019 was approximately 4.9%.

We are subject to certain restrictive covenants relating to the outstanding debt. As of September 30, 2019, we were in compliance with all such covenants.

On January 24, 2019, in conjunction with the SSGT Mergers, we, through certain wholly-owned special purpose entities, entered into various financings (“SSGT Merger Financings”), as follows:

Merger Financings	Principal Borrowing as of Merger Date
CMBS SASB Loan	$235,000,000
CMBS Loan	104,000,000
Secured Loan	89,178,000
Senior Term Loan	72,000,000
Total	$500,178,000

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In conjunction with the SSGT Merger Financings, we recognized a loss on extinguishment of debt of approximately $1.5 million, primarily attributable to prepayment penalties related to the early pay off of the Raleigh/Myrtle Beach promissory note and the write-off of the unamortized loan premium and debt issuance costs on the repaid loans.

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

September 30, 2019

(Unaudited)

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

Secured Loan

This represents secured financing with KeyBank, Fifth Third Bank (“Fifth Third”), and SunTrust Bank (“SunTrust”) as equal co-lenders (the “Secured Lenders”) for an amount up to approximately $96.4 million pursuant to a mortgage loan (the “Secured Loan”). At close, the Secured Loan was secured by a first mortgage or deed of trust on each of 16 wholly owned properties. The loan has a maturity date of January 24, 2022, which may, in certain circumstances, be extended at the option of the borrower for one additional term equal to one year, as set forth in the Secured Loan Agreement. Monthly payments due under the Secured Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of approximately $89.2 million was made under the Secured Loan. On July 11, 2019, in conjunction with the acquisition of the Riggs Road Property, the Riggs Road Property was mortgaged pursuant to the terms of the loan agreement (the “Secured Loan Agreement”), and an additional approximate $5.7 million was drawn. On August 30, 2019, we drew an additional approximately $0.5 million from the interest reserve, increasing the then total amount outstanding on the loan to approximately $95.4 million. Subsequent to September 30, 2019, in connection with the sale of our San Antonio II property, we paid off approximately $9.9 million of the Secured Loan. See Note 14 – Subsequent Events for further detail.

The amounts outstanding under the Secured Loan Agreement bear interest at an annual rate equal to LIBOR plus 2.5%. On January 24, 2019, the borrowers entered into an interest rate swap arrangement with a notional amount of approximately $89.2 million, such that LIBOR is fixed at approximately 2.6% until August 1, 2020. On October 29, 2019, in connection with the settlement of the Senior Term Loan, we restructured this swap to reduce the notional amount to approximately $85.5 million, an amount equivalent to the then outstanding principal on the Secured Loan. The Secured Loan may be prepaid at any time, subject to certain conditions as set forth in the Secured Loan Agreement.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Senior Term Loan

We along with our Operating Partnership entered into a financing for an amount up to $87.7 million with KeyBank and SunTrust, as co-lenders (the “Senior Term Lenders”), pursuant to a senior term loan (the “Senior Term Loan”). The Senior Term Loan is secured by a pledge of 49% of the equity interests in our property-owning special purpose entities, other than those that own the CMBS SASB Properties. The net proceeds from certain capital events (after payment of transaction costs) must be applied to repayment of the Senior Term Loan, except in certain transactions whereby up to $50 million in equity issuances by us and our Operating Partnership may be excluded (the “Capital Event Net Proceeds”). In addition, the Senior Term Loan is secured by a pledge of the Capital Event Net Proceeds. The Senior Term Loan was made pursuant to a loan agreement with a maturity date of January 24, 2022 (the “Senior Term Loan Agreement”). Monthly payments due under the Senior Term Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of $72.0 million was made under the Senior Term Loan with the right to draw an additional $15.7 million as set forth in the Senior Term Loan Agreement. During the nine months ended September 30, 2019, we drew a total of an additional $14.3 million, increasing our outstanding balance to $86.3 million as of September 30, 2019.

The amounts outstanding under the Senior Term Loan Agreement bear interest at an annual rate equal to LIBOR plus 4.25%. On January 24, 2019, we entered into an interest rate swap arrangement with a notional amount of $72 million, such that LIBOR is fixed at approximately 2.6% until August 1, 2020. The Senior Term Loan may be prepaid at any time, subject to certain conditions as set forth in the Senior Term Loan Agreement.

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

The Senior Term Loan was paid off in full on October 29, 2019 in connection with the issuance of Series A Preferred Stock. See Note 14 – Subsequent Events for further detail.

Canadian CitiBank Loan

On October 11, 2018, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering 10 of our properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. As of September 30, 2019, we had an outstanding balance of $109.3 million CAD, and have the right to receive future advances in the aggregate amount of up to $2.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement. Subsequent to September 30, 2019, we drew an additional $2.0 million CAD, and have the right to receive a future advance of up to $0.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

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

September 30, 2019

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

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2019:

2019(1)	$729,326
2020(1)	86,251,637
2021(1)	17,791,959
2022	419,576,829
2023	6,176,525
2024 and thereafter	293,925,957
Total payments(2)	824,452,233
Premium on secured debt, net	625,267
Debt issuance costs, net	(9,758,342)
Total	$815,319,158

(1)

The amounts reflected above include the requisite principal payments on the KeyBank Tenant Program Loan, such that the amount outstanding on the KeyBank Tenant Program Loan as of the end of each respective period is equal to the associated maximum balance described in Note 4.

(2)

On October 18, 2019, in connection with the sale of the San Antonio II property, we paid off approximately $9.9 million and $5.4 million on the Secured Loan and Senior Term Loan, respectively.  On October 29, 2019, we paid off the entire principal balance of the Senior Term Loan and the KeyBank Tenant Program Loan. Due to the aforementioned transactions, a $2.0 million CAD Canadian CitiBank Loan draw, and normal scheduled amortizing payments, as of October 29, 2019 the future principal payment requirements on outstanding debt were approximately $0.1 million, $84.8 million, $6.8 million, $323.4 million, $6.2 million, and $293.9 million, for the years ending December 31, 2019, 2020, 2021, 2022, 2023, and 2024 and thereafter, respectively.

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

We do not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations and was approximately $20,000 for both the three and nine months ended September 30, 2019.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Foreign Currency Hedges

Our objectives in using foreign currency derivatives are to add stability to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar and to manage our exposure to exchange rate movements. To accomplish this objective, we use foreign currency forwards and foreign currency options as part of our exchange rate risk management strategy. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the forward contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the forward contract. A foreign currency option contract is a commitment by the seller of the option to deliver, solely at the option of the buyer, a certain amount of currency at a certain price on a specific date. For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

The following table summarizes the terms of our derivative financial instruments as of September 30, 2019:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$161,178,000	(3)	2.61%	January 24, 2019	August 1, 2020
LIBOR Swap	235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Option:
Denominated in CAD	$95,000,000	(1)(2)	1.372	July 8, 2019	December 9, 2019

(1)	Notional amounts shown are denominated in CAD.
(2)	This option is a CAD put/USD call option.
(3)

Subsequent to September 30, 2019, in connection with the settlement of the Senior Term Loan, we terminated approximately $75.7 million of this interest rate swap which required a settlement payment of approximately $0.6 million.

On March 28, 2018 we settled our existing $101 million CAD foreign currency forward contract, receiving a net settlement of approximately $2.2 million and simultaneously entered into a $90 million CAD foreign currency forward. We settled the $90 million CAD foreign currency forward on January 25, 2019, receiving a net settlement of approximately $2.1 million and simultaneously entered into a $95 million CAD foreign currency forward. On July 8, 2019 we settled the $95 million CAD foreign currency forward, paying a net settlement of approximately $0.6 million and simultaneously entered into a $95 million CAD currency option. A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive loss, and a loss of approximately $13,000 and $0.6 million related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

(2)	The Oakland and Concord loan interest rate swap was settled on January 24, 2019 in conjunction with the SSGT Mergers.
(3)	We settled this foreign currency forward on January 25, 2019 and received a settlement of approximately $2.1 million.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2019	December 31, 2018
Interest Rate Swaps
Other assets	$—	$361,802
Accounts payable and accrued liabilities	3,147,573	—
Interest Rate Caps
Other assets	$59,358	$87,808
Accounts payable and accrued liabilities	25,611	—
Foreign Currency Hedges
Other assets	$65,652	$4,016,806

Note 8. Segment Disclosures

We operate in two reportable business segments: (i) self storage operations and (ii) our Managed REIT Platform business.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following table summarizes information for the reportable segments for the three and nine months ended September 30, 2019 below:

	Three Months Ended September 30, 2019
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$25,669,615	$—	$—	$25,669,615
Ancillary operating revenue	1,188,934	—	—	1,188,934
Managed REIT Platform revenue	—	1,192,665	—	1,192,665
Reimbursable costs from Managed REITs	—	1,536,800	—	1,536,800
Total revenues	26,858,549	2,729,465	—	29,588,014
Operating expenses:
Property operating expenses	9,655,599	—	—	9,655,599
Managed REIT Platform expense	—	1,248,665	—	1,248,665
Reimbursable costs from Managed REITs	—	1,536,800	—	1,536,800
General and administrative	—	—	3,519,557	3,519,557
Depreciation	7,470,184	—	169,006	7,639,190
Intangible amortization expense	2,503,987	1,237,059	—	3,741,046
Contingent earnout expense	—	—	300,000	300,000
Self administration transaction expenses	—	—	107,100	107,100
Other property acquisition expenses	25,529	—	—	25,529
Total operating expenses	19,655,299	4,022,524	4,095,663	27,773,486
Operating income	7,203,250	(1,293,059)	(4,095,663)	1,814,528
Other income (expense):
Interest expense	(10,214,822)	—	(46,114)	(10,260,936)
Interest expense – accretion of fair market value of secured debt	33,191	—	—	33,191
Interest expense – debt issuance costs	(1,082,543)	—	—	(1,082,543)
Other	(106,450)	60,631	—	(45,819)
Net loss	$(4,167,374)	$(1,232,428)	$(4,141,777)	$(9,541,579)

	Nine Months Ended September 30, 2019
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$74,056,235	$—	$—	$74,056,235
Ancillary operating revenue	2,589,985	—	—	2,589,985
Managed REIT Platform revenue	—	1,221,727	—	1,221,727
Reimbursable costs from Managed REITs	—	1,583,909	—	1,583,909
Total revenues	76,646,220	2,805,636	—	79,451,856
Operating expenses:
Property operating expenses	26,630,201	—	—	26,630,201
Property operating expenses – affiliates	6,605,670	—	—	6,605,670
Managed REIT Platform expense	—	1,259,234	—	1,259,234
Reimbursable costs from Managed REITs	—	1,583,909	—	1,583,909
General and administrative	—	—	7,000,627	7,000,627
Depreciation	21,750,206	—	177,902	21,928,108
Intangible amortization expense	6,524,347	1,298,007	—	7,822,354
Contingent earnout expense	—	—	300,000	300,000
Self administration transaction expenses	—	—	1,595,371	1,595,371
Acquisition expenses – affiliates	84,061	—	—	84,061
Other property acquisition expenses	109,765	—	—	109,765
Total operating expenses	61,704,250	4,141,150	9,073,900	74,919,300
Operating income	14,941,970	(1,335,514)	(9,073,900)	4,532,556
Other income (expense):
Interest expense	(28,537,117)	—	(47,623)	(28,584,740)
Interest expense – accretion of fair market value of secured debt	98,850	—	—	98,850
Interest expense – debt issuance costs	(2,997,801)	—	—	(2,997,801)
Net loss on extinguishment of debt	(1,487,867)	—	—	(1,487,867)
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	—	8,017,353
Other	(414,871)	62,652	—	(352,219)
Net loss	$(10,379,483)	$(1,272,862)	$(9,121,523)	$(20,773,868)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following table summarizes our total assets by segment:

Segments	September 30, 2019
Self Storage	$1,139,087,776
Managed REIT Platform	29,739,174
Corporate and Other(1)	110,835,320
Total assets	$1,279,662,270

(1)

We are still in the process of gathering certain additional information in order to finalize our assessment of the fair value of the consideration as well as the assets and liabilities acquired in the Self Administration Transaction, thus the provisional measurements are subject to change. Additionally, we have not completed our allocation of intangible assets to the reportable segments; therefore such amounts were included in Corporate and Other as of September 30, 2019 in the above.

Note 9. Related Party Transactions

Through the closing of the Self Administration Transaction on June 28, 2019, we incurred expenses under the following advisory and property management agreements; commencing on such closing and continuing thereafter we will no longer incur such expenses. The Dealer Manager Agreement and the Transfer Agent Agreement described below were not impacted by the Self Administration Transaction.

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

Our Former External Advisor received acquisition fees equal to 1.75% of the contract purchase price of each property we acquired plus reimbursement of any acquisition expenses incurred by our Former External Advisor. Our Former External Advisor also received a monthly asset management fee equal to 0.05208%, which is one-twelfth of 0.625%, of our aggregate asset value, as defined in the Advisory Agreement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Under our Advisory Agreement, our Former External Advisor was entitled to receive disposition fees in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 1% of the contract sale price for each property we sold, as long as our Former External Advisor provided substantial assistance in connection with the sale. The total real estate commissions paid (including the disposition fee paid to our Advisor) was limited to the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the nine months ended September 30, 2019, as well as any related amounts payable as of December 31, 2018 and September 30, 2019:

	Year Ended December 31, 2018			Nine Months Ended September 30, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$2,199,596	$2,336,075	$209,385	$975,985	$1,185,370	$—
Transfer Agent fees	352,300	302,839	49,461	324,943	374,404	—
Asset management fees	5,445,528	5,445,528	—	3,622,558	3,622,558	—
Property management fees	4,809,106	4,809,106	—	2,983,111	2,983,111	—
Acquisition expenses	72,179	72,179	—	80,102	80,102	—
Capitalized
Acquisition costs	48,664	48,664	—	235,932	235,932	—
Self Administration Transaction working capital true-up	—	—	—	493,785	493,785	—
Additional paid-in capital
Stockholder servicing fee(1)	—	675,049	1,944,991	—	502,961	1,442,030
Total	$12,927,373	$13,689,440	$2,203,837	$8,716,416	$9,478,223	$1,442,030

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

For the three and nine months ended September 30, 2019, we recorded net revenues of approximately $1.0 million and $2.0 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations. For the three and nine months ended September 30, 2018, we recorded net revenues of approximately $0.4 million and $1.1 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Storage Auction Program

In connection with the Self Administration Transaction we now own a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three and nine months ended September 30, 2019, we paid approximately $11,000 and $34,000, respectively, in fees to the Auction Company related to our properties. During the three and nine months ended September 30, 2018, we paid approximately $15,000 and $30,000, respectively, in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

SST IV Advisory Agreement

The SST IV Advisor provides acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”). SST IV is required to reimburse SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor will fund, and will not be reimbursed for 1.15% of the gross offering proceeds from the sale of class W shares sold in the SST IV offering. Such amounts for the three and nine months ended September 30, 2019 totaled approximately $30,000.  The SST IV Advisor will be required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminates to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also requires the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

The SSGT II Advisory Agreement provides for reimbursement of the SSGT II Advisor’s direct and indirect costs of providing administrative and management services to SSGT II.

Property Management Agreements

Our indirect subsidiaries, Strategic Storage Property Management IV, LLC and SS Growth Property Management II, LLC (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager. The Managed REIT’s Property Managers will receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties, and a one-time fee of $3,750 for each property acquired that would be managed by the Managed REITs Property Managers. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we through our Operating Partnership employ the on-site staff for the Managed REITs’ properties.

The SST IV property manager will be entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees recorded for the three and nine months ended September 30, 2019:

Managed REIT Platform Revenues	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Property management agreement – SST IV	$288,026	$296,300
Property management agreement – SSGT II	40,222	40,822
Advisory agreement – SST IV	490,844	506,470
Advisory agreement – SSGT II	117,380	121,942
Tenant Program revenue – SST IV	120,498	120,498
Tenant Program revenue – SSGT II	15,895	15,895
Other Managed REIT revenue	119,800	119,800
Total	$1,192,665	$1,221,727

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

As of September 30, 2019 we had receivables due from SST IV and SSGT II totaling approximately $79,000 and $34,000, respectively, which are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheet. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Administrative Services Agreement

In connection with the Self Administration Transaction, on June 28, 2019, we along with our Operating Partnership, the TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), pursuant to which the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support.  For the nine months ended September 30, 2019, we have paid SAM administrative service fees of approximately $0.8 million and have received reimbursements of approximately $0.2 million.  For the three and nine months ended September 30, 2019, SAM has also paid approximately $50,000 to the Company Parties as an allocation of rent and overhead for the portion it occupies in the Ladera Office. Such agreement has a term of three years, and is subject to certain adjustments as defined in the agreement.

Note 10. Stock Based Compensation

We issue stock based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of stock based compensation. To date we have only issued restricted stock grants, which are subject to a vesting period over which the restrictions are released and the stock is issued in book entry form to the grantee. During the vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of non-vested restricted stock granted under the Plan and the grantee does not have the ability to vote the shares. Any dividends accrued on non-vested shares will be paid, if and when the underlying restricted shares vest. Generally the shares vest over an approximate four-year period which begins on the date of grant.

As of September 30, 2019, 5,625,628 shares were available for issuance under the Plan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

We recorded approximately $161,000 and $208,000 of expense in general and administrative expense in our consolidated statements of operations related to restricted stock granted to employees and directors for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, there was approximately $2.5 million of total unrecognized compensation expense related to non-vested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at December 31, 2018	21,438	$10.38
Granted	249,062	9.48
Vested	(7,625)	10.29
Non-Vested at September 30, 2019	262,875	$9.53

Note 11. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on June 26, 2019, beginning in July 2019, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.66 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of September 30, 2019, we had sold approximately 3.7 million Class A Shares and approximately 0.6 million Class T Shares through our DRP Offering.

Share Redemption Program

We adopted a share redemption program that enables stockholders to sell their shares to us in limited circumstances. On August 26, 2019, our board of directors approved the suspension of our share redemption plan effective as of September 27, 2019, except with respect to redemption requests made in connection with the death or disability of a stockholder, redemption due to confinement to a long-term care facility, or other exigent circumstances. We may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the foregoing terms of our share redemption program and we have sufficient funds available to fund such redemption.

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. The complete terms of our share redemption program are described in our prospectus, and updated on Form 8-K filed with the SEC on August 28, 2019.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019. For the nine months ended September 30, 2019, we received redemption requests totaling approximately $4.4 million (approximately 450,000 shares), $4.0 million of which were fulfilled in April and July 2019, and approximately $0.4 million of which were included in accounts payable and accrued liabilities as of September 30, 2019, and fulfilled in October 2019.

Operating Partnership Redemption Rights

Generally, the limited partners of our Operating Partnership, excluding any limited partners with respect to their A-2 Units, have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Note 12. Declaration of Distributions

On September 20, 2019, our board of directors declared a distribution rate for the fourth quarter of 2019 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2019 and continuing on each day thereafter through and including December 31, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 13. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Total revenues	$20,313,069	$20,187,215	$23,883,325	$25,980,517	$29,588,014
Total operating expenses	$15,836,436	$15,808,549	$21,934,203	$25,211,611	$27,773,486
Operating income	$4,476,633	$4,378,666	$1,949,122	$768,906	$1,814,528
Net loss	$(457,278)	$(1,159,075)	$(8,948,317)	$(2,283,972)	$(9,541,579)
Net loss attributable to common stockholders	$(451,424)	$(1,158,694)	$(8,891,558)	$(2,212,445)	$(8,214,826)
Net loss per Class A Share-basic and diluted	$(0.01)	$(0.02)	$(0.15)	$(0.04)	$(0.14)
Net loss per Class T Share-basic and diluted	$(0.01)	$(0.02)	$(0.15)	$(0.04)	$(0.14)

Note 14. Subsequent Events

Distribution Reinvestment Plan Offering

As of November 12, 2019, we have issued approximately 3.8 million Class A shares of our common stock and approximately 0.6 million Class T Shares of our common stock for gross proceeds of approximately $39.4 million and approximately $6.0 million, pursuant to our DRP Offering.

Sale of San Antonio II

The San Antonio II Property was acquired by us in the SSGT Mergers. On February 5, 2019, we executed a purchase and sale agreement with an unaffiliated third party for the sale of the self storage facility and industrial warehouse/office space we own in San Antonio, Texas (the “San Antonio II Property”). On October 18, 2019, we completed the sale of the San Antonio II Property for approximately $16.1 million, less closing costs. In connection with the sale of the San Antonio II Property, which was encumbered by the Secured Loan, we paid off approximately $9.9 million on the Secured Loan, and approximately $5.4 million on the Senior Term Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Series A Preferred Stock Purchase Agreement

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Shares”) of our new Series A Convertible Preferred Stock (the “Series A Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations. We will pay the Investor a fee of 0.25% per annum on the remaining commitment amount until drawn, or the 12-month anniversary of the Initial Closing.

In connection with the Initial Closing, we filed articles supplementary to our Second Articles of Amendment and Restatement, which classified and designated 200,000 authorized but unissued shares of Preferred Stock as the Series A Preferred Stock. The shares of Series A Preferred Stock rank senior to all other shares our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Preferred Stock will initially be equal to a rate of 6.25% per annum. If the Series A Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Preferred Stock is redeemed or repurchased in full.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock will be entitled to receive a payment equal to the greater of (i) aggregate purchase price of all outstanding Shares, plus any accrued and unpaid dividends (the “Liquidation Amount”) and (ii) the amount that that would have been payable had the Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to such liquidation.

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series A Preferred Stock for cash at any time following the fifth anniversary of the Initial Closing. The amount of such redemption will be equal to the Liquidation Amount. Upon the listing of common stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series A Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had such Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to the Listing, and then all of such Shares were sold in the Listing, or (ii) the Liquidation Amount, plus a premium amount (the “Premium Amount”) of 10%, 8%, 6%, 4%, or 2% if redeemed prior to the first, second, third, fourth, or fifth anniversary dates of issuance, respectively, or 0% if redeemed thereafter, as set forth in the Articles Supplementary. Upon a change of control event, we have the right to redeem any or all outstanding Series A Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had the Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to such change of control or (ii) the Liquidation Amount, plus the Premium Amount, as set forth in the Articles Supplementary. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series A Preferred Stock have the right to require us to repurchase the Series A Preferred Stock at an amount equal to the Liquidation Amount.

At any time after the earlier to occur of (i) the second anniversary of the Initial Closing or (ii) 180 days after a Listing, the holders of Series A Preferred Stock have the right to convert any or all of the Series A Preferred Stock held by such holders into common stock at a rate per share equal to the quotient obtained by dividing the Liquidation Amount by the conversion price. The conversion price is $10.66, as may be adjusted in connection with stock splits, stock dividends and other similar transactions.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The holders of Series A Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders, except that in the event that the dividend for the Series A Preferred Stock has not been paid for at least four quarters (whether or not consecutive), the holders of Series A Preferred Stock have the right to vote together with our stockholders on any matter submitted to a vote of our stockholders, upon which the holders of the Series A Preferred Stock and holders of common stock shall vote together as a single class. The number of votes applicable to a share of Series A Preferred Stock will be equal to the number of shares of common stock a share of Series A Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote. This foregoing limited voting right shall cease when all past dividend periods have been paid in full. In addition, the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock is required in certain customary circumstances, as well as other circumstances, such as (i) our real estate portfolio exceeding a leverage ratio of 60% loan-to-value, (ii) entering into certain transactions with our Executive Chairman as of the Commitment Date, or his affiliates, (iii) effecting a merger (or similar) transaction with an entity whose assets are not at least 80% self storage related and (iv) entering into any line of business other than self storage and ancillary businesses, unless such ancillary business represents revenues of less than 10% of our revenues for our last fiscal year.

Pay Off of Indebtedness

We used the proceeds from the Initial Closing to pay off approximately $95.4 million in debt, consisting of the then outstanding balance on the Senior Term Loan and the KeyBank Tenant Program Loan, which had balances of approximately $80.9 million and $14.5 million, respectively, as of the Commitment Date. In connection with the pay off of the Senior Term Loan, we terminated approximately $75.7 million of an interest rate swap which required a settlement payment of approximately $0.6 million.

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

Overview

SmartStop Self Storage REIT, Inc. (f/k/a Strategic Storage Trust II, Inc.), a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and Tenant Programs (as defined in Note 9 of the Notes to the Consolidated Financial Statements contained in this report) joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and Tenant Programs joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV the “Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4 of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

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

On January 10, 2014, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On September 28, 2015, we revised our Offering and offered two classes of shares of common stock: Class A common stock, $0.001 par value per share (the “Class A Shares”) and Class T common stock, $0.001 par value per share (the “Class T Shares”). Our Offering terminated on January 9, 2017. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares in our Offering for gross proceeds of approximately $493 million and approximately $73 million, respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.  As of September 30, 2019, we had sold approximately 3.7 million Class A Shares and approximately 0.6 million Class T Shares for approximately $38.3 million and $5.8 million, respectively, in our DRP Offering.

As of September 30, 2019, we owned 112 operating self storage facilities and one facility under development located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

As of September 30, 2019, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	1.9%	86.1%	1.1%
Arizona	2	1,815	190,700	2.3%	52.3%	1.2%
California	24	15,230	1,588,000	19.1%	87.6%	23.2%
Colorado	6	3,190	348,500	4.2%	87.4%	3.8%
Florida	17	13,260	1,512,300	18.2%	87.1%	20.8%
Illinois	5	2,920	305,800	3.7%	91.9%	2.9%
Indiana	2	1,000	112,100	1.3%	90.7%	0.9%
Massachusetts	1	840	93,000	1.1%	83.3%	2.5%
Maryland	2	1,610	172,900	2.1%	85.4%	2.3%
Michigan	4	2,180	261,000	3.1%	91.0%	2.8%
New Jersey	1	460	51,000	0.6%	89.9%	0.6%
Nevada	6	5,040	623,500	7.5%	87.1%	6.7%
North Carolina	17	7,230	1,019,300	12.2%	86.4%	9.3%
Ohio	5	2,210	272,300	3.3%	89.5%	2.2%
South Carolina	3	1,920	242,600	2.9%	81.1%	2.4%
Texas	4	2,130	314,200	3.8%	85.6%	3.4%
Washington	1	490	48,100	0.6%	84.8%	0.7%
Ontario, Canada(5)	12	9,540	1,006,700	12.1%	89.2%	13.2%
Total	113	72,145	8,321,000	100%	86.7%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 695,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of September 30, 2019. As of September 30, 2019, the following properties were not physically and/or economically stabilized: Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, 3173 Sweeten Creek Rd—Asheville, Stoney Creek, Hualapai Way—Las Vegas and Gilbert. Excluding these properties, our physical occupancy as of September 30, 2019 was approximately 89%.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended September 30, 2019.

(5)

Our Torbarrie property in Toronto, Canada is a self storage property under construction and the units and square feet shown herein are estimates. The Torbarrie Property is expected to open upon the issuance of a certificate of occupancy in the fourth quarter of 2019 or first quarter of 2020.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from our self storage tenant leases; (ii) fees generated from our Managed REITs; (iii) our Tenant Programs; and (iv) sales of packing- and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us, maintaining and increasing fees from our Managed REITs, and the success of our Tenant Programs.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of September 30, 2019 and 2018, we owned 112 and 83 operating self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2019 as listed below.

•

The three months ended September 30, 2019 includes full three-month results for 111 operating self storage facilities and partial period results for one operating property acquired during the three months ended September 30, 2019. The three months ended September 30, 2018 includes full three-month results for 83 operating self storage facilities.

•

The nine months ended September 30, 2019 includes full nine-month results for 83 operating self storage facilities and partial period results for 29 operating properties acquired during the nine months ended September 30, 2019. The nine months ended September 30, 2018 includes full nine-month results for 83 operating self storage facilities.

SSGT Mergers

On January 24, 2019, we merged with SSGT, a REIT focused on opportunistic self storage properties, including development and lease-up properties. Through the SSGT Mergers, we acquired 27 operating self storage facilities which had a physical occupancy of approximately 77% at acquisition, along with one property held for sale as of September 30, 2019 located in San Antonio, Texas, one development property in the Greater Toronto, Canada area and the rights to acquire another property under development in Gilbert, Arizona, which was acquired in July 2019.  While the SSGT portfolio generated positive operating income in the first nine months of 2019, the portfolio was not yet physically or economically stabilized and is expected to continue to grow in various key metrics. The chart below illustrates the growth in occupancy and total revenues in the SSGT portfolio of assets since the completion of the SSGT Mergers:

(1)

Physical occupancy represents the percentage of square feet occupied for 27 SSGT operating properties through June 30, 2019, and 28 properties as of September 30, 2019 including the newly acquired Gilbert property. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was held for sale as of September 30, 2019, has been excluded from all periods.

(2)

Total revenue represents the total self storage revenues earned during each respective quarter for 27 SSGT operating properties through June 30, 2019 and all 28 SSGT operating properties for the quarter ending September, 30, 2019. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was held for sale as of September 30, 2019, has been excluded from all periods.

(3)

Physical occupancy declined from June 30, 2019 to September 30, 2019, due to the inclusion of the Gilbert property, which was acquired in July 2019 at 0% occupancy. The equivalent September 30, 2019 occupancy for the 27 properties presented as of June 30, 2019 was approximately 84%.

Over the next 24 to 36 months, we believe the SSGT portfolio will continue to grow revenues and NOI, and will become accretive to FFO, as adjusted, and cash flow over that time. While FFO, as adjusted, for the current quarter was diluted as a result of the SSGT Mergers and associated increase in debt and interest expense, the progress in metrics such as physical occupancy and total revenue, coupled with the acquisition of the Gilbert property and the completion of the Toronto development property, we believe will result in accretive cash flows and FFO, as adjusted, in the future. While we expect physical occupancy to continue to improve as the SSGT properties continue to approach stabilization, the acquisition of the Gilbert property has caused a short term decline in portfolio physical occupancy as of September 30, 2019, and we expect a similar effect on physical occupancy upon the opening and inclusion of the Toronto development in that metric. However, total revenue for the SSGT portfolio has continued to increase, as the other properties continue to increase physical occupancy and achieve higher rental rates.

Self Administration Transaction

On June 28, 2019, we completed the Self Administration Transaction, in which we became self-managed and succeed to the advisory, asset management and property management businesses and Tenant Programs joint ventures previously in place for us, SST IV and SSGT II. Additionally, we now have the internal capability to originate, structure and manage additional investment products which would be sponsored by SRA. The Self Administration Transaction and the other transactions discussed herein were approved by our board of directors at the recommendation of a special committee of our board of directors comprised solely of independent directors. As a result of the Self Administration Transaction, we now own all the intellectual property associated with the “SmartStop® Self Storage” brand name, including the trademarks, domain names, websites, internal processes and procedures utilized across the United States and Canada. We also acquired a dedicated workforce of over 350 self storage professionals who were previously employees of SAM. The result of the Self Administration Transaction was that we became a self-managed and fully-integrated self storage company.

Our 2019 operating results have been, and we expect will continue to be, significantly impacted by the Self Administration Transaction. As a result of the Self Administration Transaction, effective June 28, 2019, we no longer incur acquisition, asset and property management fees, which we previously incurred while we were externally advised. However, we now incur additional compensation expense and overhead related costs. Additionally, we now are the sponsor for the Managed REITs, generating revenue and incurring expenses associated with such activities. As the assets under management of the Managed REITs increase, we expect to see an increase in property management and asset management fees, as well as incremental revenues from our Tenant Program joint ventures. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

Below we have summarized the estimated impact, before noncontrolling interests, depreciation, amortization and interest expense related to the Self Administration Transaction to our financial statements for the three and nine months ended September 30, 2019 (in millions):

Description	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Elimination of property management and asset management fees	$3.6	$3.7
Incremental Tenant Program revenues	0.5	0.5
Incremental compensation and other expenses	(1.7)	(2.0)
Other	(0.1)	—
Total	$2.3	$2.2

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Total Self Storage Revenues

Total self storage revenues for the three months ended September 30, 2019 and 2018 were approximately $26.9 million and $20.3 million, respectively. The increase in total self storage revenues of approximately $6.5 million, or 32%, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers (approximately $6.0 million), incremental Tenant Program revenues generated on our wholly owned assets as a result of the Self Administration Transaction (approximately $0.5 million), and same-store increases of approximately $0.3 million, or 1.5% (see same-store facility results table and related footnotes for the three months ended September 30, 2019 and 2018 for further discussion), partially offset by the impact of adopting ASU 2016-02, which reduced total self storage revenues by approximately $0.4 million as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended September 30, 2019 and 2018 was approximately $1.2 million and none, respectively. Such revenue consisted of approximately $0.6 million of asset management fee revenue, approximately $0.3 million of property management fee revenue and approximately $0.3 million of other revenue earned pursuant to our management contracts with the Managed REITs. We expect Managed REIT Platform revenue to increase during fiscal year 2019 as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2019 and 2018 were approximately $1.5 million and none, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase during fiscal year 2019 as our Managed REITs acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2019 and 2018 were approximately $9.7 million and $6.4 million, respectively. Property operating expenses includes the costs to operate our facilities including compensation expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $3.3 million, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers, and approximately $0.3 million related to increased property operating compensation expense as a result of the Self Administration Transaction.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2019 and 2018 were none and approximately $2.6 million, respectively. Property operating expenses – affiliates included property management fees and asset management fees related to our Former External Property Managers and our Former External Advisor, respectively. The decrease in property operating expenses – affiliates of approximately $2.6 million is attributable to the Self Administration Transaction. As a result of the Self Administration Transaction, we will no longer incur such expenses.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended September 30, 2019 and 2018 were approximately $1.2 million and none, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement and other non-reimbursable costs associated with the Managed REIT Platform. These expenses are a result of the Managed REIT Platform business we acquired, effective June 28, 2019. We expect Managed REIT Platform expenses to increase as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2019 and 2018 were approximately $1.5 million and none, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase during fiscal year 2019 as our Managed REITs acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 and 2018 were approximately $3.5 million and $1.0 million, respectively. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense, board of directors related costs, and, during the three months ended September 30, 2018, an allocation of our Former Advisor’s compensation related costs.  Additionally, for the three months ended September 30, 2019, as a result of the Self Administration Transaction, we recorded an incremental approximately $1.2 million of compensation and overhead related costs now that we are self-managed. The 2018 general and administrative expenses were indicative of an externally-advised structure, as compared to the three months ended September 30, 2019 where we were self-managed and employed our own workforce of self storage employees. We expect general and administrative expenses as a percentage of total revenues to decrease over time relative to the levels incurred during the three months ended September 30, 2019 now that we are self-managed.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2019 and 2018 were approximately $11.4 million and $5.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our property acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers.

Self Administration Transaction Expenses

Self Administration Transaction expenses for the three months ended September 30, 2019 and 2018 were approximately $107,000 and none, respectively. Self Administration Transaction expenses consist primarily of legal fees, and fees and expenses of our professional and financial advisors.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2019 and 2018 were none and approximately $16,000, respectively. Acquisition expenses – affiliates primarily relate to acquisition costs that were payable or reimbursable to an affiliate incurred in the pursuit of self storage properties which may be acquired in future periods, but do not yet meet our capitalization criteria.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2019 and 2018 were approximately $26,000 and $555,000, respectively. These acquisition expenses were incurred prior to such acquisitions becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended September 30, 2019 and 2018 were approximately $10.2 million and $4.5 million, respectively. The increase of approximately $5.8 million is primarily attributable to the additional debt obtained in connection with the SSGT Mergers during the first quarter of 2019, and to a lesser extent, the additional debt obtained in connection with the Self Administration Transaction. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2019 and 2018 were approximately $1.1 million and $0.3 million, respectively. The increase in interest expense – debt issuance costs of $0.8 million is primarily attributable to costs related to the new debt obtained in connection with the SSGT Mergers.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Other

Other for the three months ended September 30, 2019 and 2018 represented net expenses of approximately $46,000 and $127,000, respectively. Other consists primarily of state and federal tax expense, accretion of deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting.

Same-Store Facility Results - Three Months Ended September 30, 2019 and 2018

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2018 excluding Centennial (which was a lease up facility during 2018)), for the three months ended September 30, 2019 and 2018. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities				Non Same-Store Facilities			Total
	2019	2018	% Change		2019	2018	% Change	2019	2018	% Change
Revenue (3)	$20,548,719	$20,128,684	2.1%	(1)(2)	$6,309,830	$184,385	N/M	$26,858,549	$20,313,069	32.2%
Property operating expenses (4)	6,752,390	7,510,368	(10.1)%	(1)(2)	2,903,209	120,554	N/M	9,655,599	7,630,922	26.5%
Property operating income	$13,796,329	$12,618,316	9.3%	(2)	$3,406,621	$63,831	N/M	$17,202,950	$12,682,147	35.6%
Number of facilities	82	82			30	1		112	83
Rentable square feet (5)	5,963,100	5,963,100			2,261,200	66,500		8,224,300	6,029,600
Average physical occupancy (6)	89.4%	89.2%			N/M	N/M		87.2%	89.2%
Annualized rent per occupied square foot (7)	$16.22	$15.95			N/M	N/M		$15.73	$15.92

N/M Not meaningful

(1)

The above table reflects the adoption of ASU 2016-02 Leases (Topic 842) on January 1, 2019, which requires our expected loss related to the collectability of rental payments which was previously recorded in property operating expenses as bad debt expense, to now be recorded as a reduction to self storage rental revenue. See footnote 2 below for a pro forma comparison of our operating results as if we had applied this ASU to our 2018 same-store operating results.

(2)	Pro forma same-store operating results as adjusted for ASU 2016-02 Leases (Topic 842) as discussed above:

	Same-Store Facilities
	2019	2018, as adjusted	% Change
Revenue	$20,548,719	$19,838,580	3.6%
Property operating expenses	6,752,390	7,220,264	(6.5)%
Property operating income	$13,796,329	$12,618,316	9.3%

The pro forma results shown have been impacted by the Self Administration Transaction along with other normal operations.

The same-store pro forma revenue growth of approximately $0.7 million includes approximately $0.4 million of incremental Tenant Program revenues recognized in the three months ended September 30, 2019 as a result of the Self

Administration Transaction, along with approximately $0.3 million in normal same-store revenue growth, which represents normal same-store growth of approximately 1.5%.

The same-store pro forma property operating expenses decreased approximately $0.5 million consisting of net savings of approximately $1.0 million associated with being self-managed, partially offset by increases in normal same-store property operating expenses of approximately $0.5 million, or approximately 7.4%, primarily related to increased property taxes and advertising expense.

(3)	Revenue includes rental revenue, tenant program revenue, ancillary revenue, and administrative and late fees.
(4)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees if applicable.

(5)

Of the total rentable square feet, parking represented approximately 695,000 square feet and 540,000 square feet as of September 30, 2019 and 2018, respectively. On a same-store basis, for the same periods, parking represented approximately 540,000 square feet.

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

Our same-store property operating expenses decreased by approximately $0.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the elimination of property management fees beginning in July 2019, partially offset by an increase in compensation expense as a result of the Self Administration Transaction.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended September 30,
	2019	2018
Net loss	$(9,541,579)	$(457,278)
Adjusted to exclude:
Managed REIT Platform revenue	(1,192,665)	—
Asset management fees (1)	—	1,357,435
Managed REIT Platform expenses	1,248,665	—
General and administrative	3,519,557	999,439
Depreciation	7,639,190	5,097,944
Intangible amortization expense	3,741,046	179,613
Contingent earnout expense	300,000	—
Self administration transaction expenses	107,100	—
Acquisition expenses—affiliates	—	16,422
Other property acquisition expenses	25,529	554,661
Interest expense	10,260,936	4,587,573
Interest expense—accretion of fair market value of secured debt	(33,191)	(111,383)
Interest expense—debt issuance costs	1,082,543	330,639
Other	45,819	127,082
Total property operating income	$17,202,950	$12,682,147

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

Total Self Storage Revenues

Total self storage related revenues for the nine months ended September 30, 2019 and 2018 were approximately $76.6 million and $60.2 million, respectively. The increase in total self storage revenues of approximately $16.4 million, or 27%, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers (approximately $15.9 million), incremental Tenant Program revenues generated on our wholly owned assets as a result of the Self Administration Transaction (approximately $0.5 million), and same-store increases of approximately $0.8 million, or 1.4% (see same-store facility results table and related footnotes for the nine months ended September 30, 2019 and 2018 for further discussion), partially offset by the impact of adopting ASU 2016-02, which reduced total self storage revenues by approximately $0.9 million as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the nine months ended September 30, 2019 and 2018 was approximately $1.2 million and none, respectively. Such revenue consisted of approximately $0.6 million of asset management fee revenue, approximately $0.3 million of property management fee revenue and approximately $0.3 million of other revenue earned pursuant to our management contracts with the Managed REITs. This revenue was derived from the Managed REIT Platform business, effective June 28, 2019, as a result of the Self Administration Transaction. We expect to continue earning Managed REIT Platform revenue during fiscal year 2019 and that such revenue will grow in future periods as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2019 and 2018 were approximately $1.6 million and none, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase during fiscal year 2019 as our Managed REITs acquire additional properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2019 and 2018 were approximately $26.6 million and $18.6 million, respectively. Property operating expenses includes the costs to operate our facilities including compensation expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $8.0 million, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers (approximately $7.1 million), an increase of approximately $0.3 million related to increased compensation expense as a result of the Self Administration Transaction, and an increase in same-store operating expenses of approximately $0.8 million, primarily attributable to increases in compensation expense, repairs and maintenance, and property taxes.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2019 and 2018 were approximately $6.6 million and $7.7 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $1.1 million is primarily attributable to the Self Administration Transaction, offset by the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers. As a result of the Self Administration Transaction, we no longer incur such expenses.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the nine months ended September 30, 2019 and 2018 were approximately $1.3 million and none, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement and other non-reimbursable costs associated with the Managed REIT Platform. These expenses are a result of the Managed REIT Platform business we acquired, effective June 28, 2019. We expect Managed REIT Platform expenses to increase as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2019 and 2018 were approximately $1.6 million and none, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase during fiscal year 2019 as our Managed REITs acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 and 2018 were approximately $7.0 million and $3.6 million, respectively. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense, an allocation of our Former Advisor’s compensation related costs (through June 27, 2019) and board of directors related costs.  Additionally, since June 28, 2019, as a result of the Self Administration Transaction, we recorded an incremental approximately $1.2 million of compensation and overhead related costs now that we are self-managed. The 2018 general and administrative expenses were indicative of an externally-advised structure for the entire nine months, whereas effective June 28, 2019, we were self-managed and employed our own workforce of self storage employees. We expect general and administrative expenses as a percentage of total revenues to decrease over time relative to the levels incurred during the three months ended September 30, 2019 now that we are self-managed.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2019 and 2018 were approximately $29.8 million and $17.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers.

Self Administration Transaction Expenses

Self administration transaction expenses for the nine months ended September 30, 2019 and 2018 were approximately $1.6 million and none, respectively. Self administration transaction expenses consist primarily of legal fees, and fees and expenses of our professional and financial advisors.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2019 and 2018 were approximately $84,000 and $43,000, respectively. The acquisition expenses during 2019 primarily relate to the costs associated with the SSGT Mergers prior to such merger becoming probable in accordance with our capitalization policy.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2019 and 2018 were approximately $0.1 million and $0.8 million, respectively. These acquisition expenses were incurred prior to such acquisitions becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the nine months ended September 30, 2019 and 2018 were approximately $28.5 million and $13.1 million, respectively. The increase of approximately $15.4 million is primarily attributable to the additional debt obtained in connection with the SSGT Mergers during the first quarter of 2019, and to a lesser extent, the additional debt obtained in connection with the Self Administration Transaction. We expect interest expense to fluctuate in future periods commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2019 and 2018 were approximately $3.0 million and $1.0 million, respectively. The increase in interest expense – debt issuance costs of $2.0 million is primarily attributable to costs related to the new debt obtained in connection with the SSGT Mergers.  We expect debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the nine months ended September 30, 2019 and 2018 was approximately $1.5 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to prepayment penalties related to the early pay off of the Raleigh/Myrtle Beach promissory note, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers.

Gain Resulting from Acquisition of Unconsolidated Affiliates

Gain resulting from acquisition of unconsolidated affiliates for the nine months ended September 30, 2019 and 2018 was approximately $8.0 million and none, respectively. The gain was related to our remeasurement to fair value of the Tenant Programs joint ventures upon our acquisition of 100% of such entities in the Self Administration Transaction.

Other

Other for the nine months ended September 30, 2019 and 2018 represented net expenses of approximately $0.4 million and $0.3 million, respectively. Other consists primarily of state and federal tax expense, accretion of deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting.

Same-Store Facility Results

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2018, excluding Centennial (which was a lease up facility during 2018) for the nine months ended September 30, 2019 and 2018. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities					Non Same-Store Facilities			Total
	2019	2018		% Change		2019	2018	% Change	2019	2018	% Change
Revenue (3)	$60,041,073	$59,732,578		0.5%	(1)(2)	$16,605,147	$492,464	N/M	$76,646,220	$60,225,042	27.3%
Property operating expenses (4)	21,460,778	21,865,708		(1.9)%	(1)(2)	8,152,534	373,410	N/M	29,613,312	22,239,118	33.2%
Property operating income	$38,580,295	$37,866,870		1.9%	(2)	$8,452,613	$119,054	N/M	$47,032,908	$37,985,924	23.8%
Number of facilities	82	82				30	1		112	83
Rentable square feet (5)	5,963,100	5,963,100				2,261,200	66,500		8,224,300	6,029,600
Average physical occupancy (6)	88.8%	88.8%				N/M	N/M		86.1%	88.7%
Annualized rent per occupied square foot (7)	$15.91	$15.85	(2)			N/M	N/M		$15.45	$15.81
N/M Not meaningful

(1)

The above table reflects the adoption of ASU 2016-02 Leases (Topic 842) on January 1, 2019, which requires our expected loss related to the collectability of rental payments which was previously recorded in property operating expenses as bad debt expense, to now be recorded as a reduction to self storage rental revenue. See footnote 2 below for a pro forma comparison of our operating results if we had applied this ASU to our 2018 same-store operating results.

(2)	Pro forma same-store operating results as adjusted for ASU 2016-02 Leases (Topic 842) as discussed above:

	Same-Store Facilities
	2019	2018, as adjusted	% Change
Revenue	$60,041,073	$58,863,649	2.0%
Property operating expenses	21,460,778	20,996,779	2.2%
Property operating income	$38,580,295	$37,866,870	1.9%

The pro forma results shown have been impacted by the Self Administration Transaction along with other normal operations.

The same-store pro forma revenue growth of approximately $1.2 million includes approximately $0.4 million of incremental Tenant Program revenues recognized in the three months ended September 30, 2019 as a result of the Self Administration Transaction, along with approximately $0.8 million in normal same-store revenue growth, which represents normal same-store growth of approximately 1.4%.

The same-store pro forma property operating expenses increased approximately $0.5 million consisting of increases in normal same-store property operating expenses of approximately $1.5 million, or approximately 7.0%, primarily related to increased property taxes and advertising expense, partially offset by net savings of approximately $1.0 million associated with being self-managed.

(3)	Revenue includes rental revenue, tenant program revenue, ancillary revenue, and administrative and late fees.
(4)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees if applicable.

(5)

Of the total rentable square feet, parking represented approximately 695,000 square feet and 540,000 square feet as of September 30, 2019 and 2018, respectively. On a same-store basis, for the same periods, parking represented approximately 540,000 square feet.

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

Our same-store property operating expenses decreased by approximately $0.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the elimination of property management fees effective June 29, 2019, and approximately $0.9 million of bad debt expense recorded in property operating expenses for the nine months ended September 30, 2018, prior to the adoption of ASU 2016-02, partially offset by an increase in compensation expense as a result of the Self Administration Transaction.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018
Net loss	$(20,773,868)	$(2,561,655)
Adjusted to exclude:
Managed REIT Platform revenue	(1,221,727)	—
Asset management fees (1)	3,622,559	4,085,857
Managed REIT Platform expenses	1,259,234	—
General and administrative	7,000,627	3,632,649
Depreciation	21,928,108	15,245,530
Intangible amortization expense	7,822,354	2,398,378
Contingent earnout expense	300,000	—
Self administration transaction expenses	1,595,371	—
Acquisition expenses—affiliates	84,061	42,642
Other property acquisition expenses	109,765	808,091
Interest expense	28,584,740	13,417,041
Interest expense—accretion of fair market value of secured debt	(98,850)	(336,894)
Interest expense—debt issuance costs	2,997,801	975,591
Net loss on extinguishment of debt	1,487,867	—
Gain resulting from acquisition of unconsolidated affiliates	(8,017,353)	—
Other	352,219	278,694
Total property operating income	$47,032,908	$37,985,924

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations (“FFO”) is an industry wide metric promulgated by the National Association of Real Estate Investment Trusts, or NAREIT, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

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

FFO, as Adjusted

We use FFO, as adjusted, as an additional non-GAAP financial measure to evaluate our operating performance. We previously used Modified Funds from Operations (“MFFO”) (as defined by the Institute for Portfolio Alternatives) as a non-GAAP measure of operating performance. Management replaced the MFFO measure with FFO, as adjusted, because FFO, as adjusted, provides investors with supplemental performance information that is consistent with the performance models and analysis used by management. In addition, FFO, as adjusted, is a measure used among our peer group, which includes publicly traded REITs. Further, we believe FFO, as adjusted, is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related intangible amortization, acquisition related costs, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, accretion of deferred tax liabilities, realized and unrealized gains/losses on foreign exchange transactions, and gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, which we believe are not indicative of the Company’s overall long-term operating performance. We exclude these items from GAAP net income to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time and makes our results more comparable period to period and to other REITs, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

Presentation of FFO and FFO, as adjusted, is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and FFO, as adjusted, the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and FFO, as adjusted, are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and FFO, as adjusted, should not be considered as an alternative to net income (determined in accordance with GAAP) and should be reviewed in conjunction with other measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or FFO, as adjusted. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-traded REIT industry and we would have to adjust our calculation and characterization of FFO or FFO, as adjusted. The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted, for each of the periods presented below:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net loss (attributable to common stockholders)	$(8,214,826)	$(451,424)	$(19,318,829)	$(2,539,683)
Add:
Depreciation of real estate	7,518,562	5,037,930	21,643,576	15,060,835
Amortization of real estate related intangible assets	2,262,678	179,613	6,267,658	2,398,378
Deduct:
Gain resulting from acquisition of unconsolidated affiliates(1)	—	—	(8,017,353)	—
Adjustment for noncontrolling interests	(1,311,773)	(45,335)	(1,418,478)	(152,447)
FFO (attributable to common stockholders)	254,641	4,720,784	(843,426)	14,767,083
Other Adjustments:
Intangible amortization expense - contracts(2)	1,478,368	—	1,478,368	—
Acquisition expenses(3)	25,529	571,083	193,826	850,733
Self administration transaction expenses(4)	107,100	—	1,595,371	—
Contingent earnout expense(5)	300,000	—	300,000	—
Accretion of fair market value of secured debt(6)	(33,191)	(111,383)	(98,850)	(336,894)
Net loss on extinguishment of debt(7)	—	—	1,487,867	—
Foreign currency and interest rate derivative (gains) losses, net(8)	205,669	—	126,886	(91,055)
Accretion of deferred tax liabilities(2)	(396,435)	—	(409,649)	—
Adjustment for noncontrolling interests	(226,305)	(3,988)	(227,234)	(3,658)
FFO, as adjusted (attributable to common stockholders)	$1,715,376	$5,176,496	$3,603,159	$15,186,209

As discussed in the Results of Operations, our 2019 results have been significantly impacted by the SSGT Mergers and additional debt incurred to finance such acquisition. The information below should be read in conjunction with the discussion regarding the SSGT Mergers and Self Administration Transaction.

(1)

Such gain was recorded as a result of obtaining control of certain of our Tenant Programs joint ventures in the Self Administration Transaction and in accordance with the NAREIT White Paper was excluded from the determination of FFO.

(2)

These items represent the amortization or accretion of assets or liabilities acquired in the Self Administration Transaction. As these item are adjustments related to acquisitions, FFO is adjusted for their effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric to other real estate companies.

(3)

In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics.

(4)

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

(5)

The contingent earnout expense represents the adjustment to the fair value of the Class A-2 Units issued in connection with Self Administration Transaction and was determined using a discounted probability weighted forecast of achieving the requisite AUM thresholds for the Managed REITs. FFO is adjusted to arrive at FFO, as adjusted, as this item is not a primary driver in our decision-making process and excluding this provides investors a view of our continuing operating portfolio performance over time.

(6)

This represents the difference between the stated interest rate and the estimated market interest rate on assumed notes as of the date of acquisition. Such amounts have been excluded from FFO, as adjusted, because we believe FFO, as adjusted, provides useful supplementary information by focusing on operating fundamentals, rather than events not related to our normal operations. We are responsible for managing interest rate risk and do not rely on another party to manage such risk.

(7)

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

(8)

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Interest expense - debt issuance costs of approximately $1.1 million and $0.3 million, respectively, were recognized for the three months ended September 30, 2019 and 2018. Interest expense - debt issuance costs of approximately $3.0 million and $1.0 million, respectively, were recognized for the nine months ended September 30, 2019 and 2018.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
Net cash flow provided by (used in):
Operating activities	$8,142,349	$16,374,297	$(8,231,948)
Investing activities	(359,062,261)	(2,153,915)	(356,908,346)
Financing activities	358,745,512	(16,975,884)	375,721,396

Cash flows provided by operating activities for the nine months ended September 30, 2019 and 2018 were approximately $8.1 million and $16.4 million, respectively, a decrease of approximately $8.2 million. The decrease in cash provided by our operating activities is primarily the result of a decrease in net income when excluding the impact of non-cash adjustments, including depreciation, amortization, net loss on extinguishment of debt, and gain resulting from acquisition of unconsolidated affiliates.  The decrease in net income when excluding the impact of non-cash adjustments comprises a decrease in cash provided by operating activities of approximately $10.9 million, offset by an increase of approximately $2.7 million resulting from a change in working capital accounts.

Cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 were approximately $359.1 million and $2.2 million, respectively, a change of approximately $356.9 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $346 million for the SSGT Mergers in the first quarter of 2019.

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2019 and 2018 were approximately $358.7 million and ($17.0 million), respectively, a change of approximately $375.7 million. The increase in cash provided by financing activities is primarily attributable to the approximately $379.1 million increase in net debt issued in 2019, primarily related to the SSGT Mergers.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our Primary Offering terminated on January 9, 2017. We generally expect that we will meet our short-term liquidity requirements from the combination of the proceeds from secured or unsecured financing from banks or other lenders, the issuance of equity instruments, including from the sale of our Series A Preferred Stock, and net cash provided by property operations and the Managed REIT Platform.

Series A Preferred

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Shares”) of our new Series A Convertible Preferred Stock (the “Series A Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations. See Note 14—Series A Preferred Stock Purchase Agreement of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Distribution Policy and Distributions

Preferred Stock Dividends

The shares of Series A Preferred Stock rank senior to all other shares our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Preferred Stock will initially be equal to a rate of 6.25% per annum, which accrues daily but is payable quarterly in arrears. If the Series A Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Preferred Stock is redeemed or repurchased in full.

Common Stock Distributions

On September 20, 2019, our board of directors declared a distribution rate for the fourth quarter of 2019 of approximately $0.001644 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2019 and continuing on each day thereafter through and including December 31, 2019. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share.  Such distributions payable to each stockholder of record during a month will be paid the following month.

Background and History of Common Stock Distributions

Historically, we have primarily made distributions to our common stockholders using proceeds of the Offering in anticipation of future cash flow. As such, this reduced the amount of capital we ultimately had available to invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. The terms of the Series A Preferred Stock place certain restrictions on our ability to pay distributions to our common stockholders. In general, we are prohibited from paying distributions to our common stockholders other than regular cash dividends on a basis consistent with past practice and dividends payable in shares of common stock in connection with an initial listing of such shares. Accordingly, we are presently required to pay only cash distributions. Absent the foregoing restrictions, our charter allows our board of directors to authorize payments to stockholders in cash or other assets of the Company or in stock, including in stock of one class payable to holders of stock of another class.

For some period after our Offering, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing.

Distributions are paid to our common stockholders based on the record date selected by our board of directors. We currently declare and pay such distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Distributions paid in cash — common stockholders	$13,607,658		$13,115,607
Distributions paid in cash — Operating Partnership unitholders	1,079,696		226,646
Distributions reinvested	12,059,591		12,042,676
Total distributions	$26,746,945		$25,384,929
Source of distributions
Cash flows provided by operations	$8,142,349	30%	$16,374,297	65%
Cash provided by financing activities	6,545,005	25%	—	0%
Offering proceeds from distribution reinvestment plan	12,059,591	45%	9,010,632	35%
Total sources	$26,746,945	100%	$25,384,929	100%

From our inception through September 30, 2019, we paid cumulative distributions of approximately $123.1 million, as compared to cumulative FFO of approximately $23.5 million. For the nine months ended September 30, 2019, we paid distributions of approximately $26.7 million, as compared to FFO of approximately ($0.8) million, which reflects acquisition related expenses of approximately $0.2 million, and a net loss on extinguishment of debt of approximately $1.5 million. For the nine months ended September 30, 2018, we paid distributions of approximately $25.4 million, as compared to an FFO of approximately $14.8 million which reflects acquisition related expenses of approximately $0.9 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2019, our total indebtedness was approximately $815.3 million, which included approximately $302.4 million in fixed rate debt, $522.0 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $9.8 million in net debt issuance costs. Some of our loans have maturity dates within the next year. We intend to repay these loans through loan extensions or other debt financing. See Note 6 of the Notes to the Consolidated Financial Statements for more information about our indebtedness, and Note 14 about our pay down of debt subsequent to September 30, 2019.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments due during the years ending December 31:
	Total	2019	2020-2021	2022-2023	Thereafter
Debt interest(1)	$165,527,039	$10,175,493	$76,855,310	$31,879,856	$46,616,380
Debt principal(2)(3)	824,452,233	729,326	104,043,596	425,753,354	293,925,957
Total contractual obligations	$989,979,272	$10,904,819	$180,898,906	$457,633,210	$340,542,337

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2019.

(2)	Amount represents principal payments only, excluding debt premium and debt issuance costs.
(3)

On October 18, 2019, in connection with the sale of the San Antonio II property, we paid off approximately $15.3 million in outstanding principal.  On October 29, 2019, we paid off an additional approximately $95.4 million in principal in connection with the issuance of series A preferred stock. See Note 6 to the Consolidated Financial Statements for a summary of our contractual debt obligations subsequent to these transactions.

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

As of September 30, 2019, our net debt was approximately $815.3 million, which included approximately $302.4 million in fixed rate debt, $522.0 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $9.8 million in net debt issuance costs. As of December 31, 2018, our net debt was approximately $406.1 million, which included approximately $225.6 million in fixed rate debt, $182.6 million in variable rate debt and approximately $1.2 million in net debt premium less approximately $3.4 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.2 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2019:

	Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt	$175,020	$708,277	$1,294,640	$2,914,829	$3,384,579	$293,925,957	$302,403,302
Average interest rate(1)(2)	4.63%	4.63%	4.63%	4.63%	4.63%	4.63%
Variable rate debt	$554,306	$85,543,360	$16,497,319	$416,662,000	$2,791,946	$—	$522,048,931
Average interest rate(1)(2)	5.03%	5.06%	5.18%	5.17%	5.90%	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2019.

(2)

On October 18, 2019, in connection with the sale of the San Antonio II property, we paid off approximately $15.3 million in outstanding principal.  On October 29, 2019, we paid off an additional approximately $95.4 million in principal in connection with the issuance of series A preferred stock. See Note 6 to the Consolidated Financial Statements for a summary of our contractual debt obligations subsequent to these transactions.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of approximately $19.3 million for the nine months ended September 30, 2019. Our accumulated deficit was approximately $81.7 million as of September 30, 2019.

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

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of March 31, 2019. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

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
(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of September 30, 2019, approximately $39.8 million of common stock was available for redemption and approximately $0.4 million was included in accrued expenses and other liabilities in the consolidated balance sheets as of September 30, 2019.  During the three months ended September 30, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 31, 2019	201,016	$10.21	201,016	2,314,780(1)
August 31, 2019	—	$—	—	2,314,780(1)
September 30, 2019	—	$—	—	2,314,780(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On September 17, 2019, the Company’s board of directors approved the amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), which became effective upon approval. The general intent of the Amended and Restated Bylaws is to conform the Company’s bylaws to the provisions of the Company’s Second Amended and Restated Charter. Additionally, the Amended and Restated Bylaws reflect recent updates and developments in public company governance.  Among other updates, the Amended and Restated Bylaws establish the procedures for stockholders to make director nominations and other stockholder proposals for consideration at stockholder meetings, including: (a) expanding the stockholder qualifications required to make director nominations, (b) expanding the advance notice provisions for director nominations and other stockholder proposals to provide the Board sufficient time and information to adequately consider and respond to such nominations or proposals, and (c) providing additional procedures to govern the consideration of director nominations at a stockholder meeting.  A copy of the complete text of the Amended and Restated Bylaws of the Company, effective September 17, 2019, is attached as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 disclosure by reference.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

10.2

Preferred Stock Purchase Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.3

Amendment No. 1 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.4

Investors’ Rights Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and nine months ended September 30, 2019 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: November 14, 2019	By:	/s/ James Barry
James Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)