Form 10-K
period 2019-12-31
SmartStop Self Storage REIT, Inc.
filed 2020-03-27
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.66 offering price of the Class A shares and the Class T shares in effect on June 30, 2019, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $624,707,362.

As of March 25, 2020, there were 51,715,495 outstanding shares of Class A common stock and 7,749,939 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of SmartStop Self Storage REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of novel coronavirus (COVID-19), military actions, and terrorist attacks.  The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

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

Corporate History

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

Recent Developments

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and Tenant Programs (as defined in Note 10) joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor (defined below) have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, the “Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4 – Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

Prior to the Self Administration Transaction, our Former External Advisor was responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement and our properties were previously managed by our Former External Property Managers pursuant to property management agreements. However, as a result of the Self Administration Transaction, we acquired approximately 350 self storage professionals and now perform such services on our own behalf. Please see Note 10 – Related Party Transactions, of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

Offering Related

Our Articles of Amendment and Restatement, as amended and supplemented, authorize 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001 per share. In our initial public offering, which commenced on January 10, 2014 and ended on January 9, 2017, we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”) and sold approximately 48.4 million Class A Shares and approximately 7.3 million Class T Shares for approximately $493 million and $73 million respectively. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2019, we had sold approximately 4.0 million Class A Shares and approximately 0.6 million Class T Shares for approximately $41.7 million and $6.4 million, respectively, in our DRP Offering.

We invested the net proceeds from our Offering primarily in self storage facilities. As of December 31, 2019, we owned 111 operating self storage facilities and one facility under development located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

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

Accordingly, beginning in July 2019, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.66 for both Class A Shares and Class T Shares.

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations. We will pay the Investor a fee of 0.25% per annum on the remaining commitment amount until drawn, or the 12-month anniversary of the Initial Closing.

In connection with the Initial Closing, we filed articles supplementary to our Second Articles of Amendment and Restatement, which classified and designated 200,000 authorized but unissued shares of Preferred Stock as the Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is redeemed or repurchased in full.

Other Corporate History

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2019, we owned approximately 86.7% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 13.3% of the common units are owned indirectly by SAM and affiliates of our Dealer Manager.  As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our TRS, which is a wholly-owned subsidiary of our Operating Partnership.

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

Industry and Competition

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2020 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 77% residential, 19% commercial, 2% military and 2% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from furniture, household items and appliances to cars, boats and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the 2020 Self Storage Almanac:

•	at the end of 2019 there were 47,863 self storage facilities in the U.S.;
•	at the end of 2018 there were 45,547 self storage facilities in the U.S.;
•	at the end of 2017 there were 44,149 self storage facilities in the U.S.; and
•	at the end of 2016 there were 41,879 self storage facilities in the U.S.

The growth in the industry has created more competition in various geographic regions and the extent of competition in a market area depends significantly on local market conditions. This has led to an increased emphasis on site location, property design, rental rates, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers. We believe we will compete successfully on these bases. However, many of our competitors are larger and have substantially greater resources than we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms than us.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance, protection or insurance plans, or other indemnity programs and truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, digital gate access and unit security, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

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

Industry Segments

Prior to the Self Administration Transaction on June 28, 2019, we internally evaluated all of our properties and interests therein as one industry segment and, accordingly, did not report segment information.

Subsequent to the Self Administration Transaction, we now operate in two reportable business segments: (i) self storage operations and (ii) our Managed REIT Platform business.

Management evaluates performance based upon net operating income (“NOI”). For our self storage operations, NOI is defined as leasing and related revenues, less property level operating expenses. NOI for the Company’s Managed REIT Platform business represents Managed REIT Platform revenues less Managed REIT Platform expenses.

General Business Strategies

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by our Managed REITs. We are also continually looking for investment opportunities to grow our business in a way that achieves our investment objectives.

Operational

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Our in-house sales center allows us to centralize our sales efforts as we capture new business over the phone, email, web-based chat, and text mediums. As we have grown our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, our size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties owned or managed by us nationwide, reduces our total insurance costs per property. We also utilize our digital marketing breadth and expertise which allows us to acquire customers efficiently by leveraging our portfolio size and technological proficiency. To the extent we acquired facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

Investment Objectives

We focus on investing in self storage facilities and related self storage real estate investments that are expected to support sustainable stockholder distributions over the long term. Our primary investment objectives are to: (1) invest in real property in a manner that allows us to qualify as a REIT for federal income tax purposes; (2) provide regular cash distributions to our stockholders; (3) preserve and protect our stockholders’ invested capital; (4) achieve appreciation in the value of our properties over the long term; and (5) grow net cash flow from operations in order to provide sustainable cash distributions to our stockholders over the long-term. While acquisitions remain an important focus of ours, we expect to increase our focus on paying distributions to our stockholders and making capital investments into our assets and our business, as well as growing our Managed REIT Platform.

Joint Ventures

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, in connection with the Self Administration Transaction, we acquired a joint venture arrangement with SmartCentres pursuant to which we and SmartCentres work together to identify primarily self storage development opportunities in certain regions in Canada. In general, we participate in these opportunities through one of our Managed REITs on a 50/50 basis with SmartCentres. Historically, SmartCentres has been responsible for the development of the properties and we have been responsible for the operation of the facilities upon completion. For more information, please see Note 3—Real Estate Facilities—Joint Venture with SmartCentres.

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

Liquidity Events

Subject to then-existing market conditions, and in the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within the next few years: (1) merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities; (2) commence the sale of all of our properties and liquidate our company; (3) list our shares on a national securities exchange; or (4) otherwise create a liquidity event for our stockholders. Notwithstanding the foregoing, there is no requirement for us to complete one of these liquidity events and our board of directors has the sole discretion to continue operations indefinitely if it deems such continuation to be in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, we, and, with respect to our Managed REITs, SRA, will determine whether to allocate such investment opportunity to us, SST IV, SSGT II, or other programs sponsored by SRA, based on the following factors:

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

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, SST IV, SSGT II, or another program sponsored by SRA, then:

•

SST IV will have priority for all individual stabilized properties and portfolios of properties, at least a majority of which (based on allocated purchase price) are stabilized, with aggregate purchase prices less than $75 million;

•

SSGT II will have priority for all individual growth properties and portfolios of properties, at least a majority of which (based on allocated purchase price) are growth-oriented, with aggregate purchase prices less than $75 million;

•	we will have priority for individual properties and portfolios of properties that are passed upon by, or are not applicable to, SST IV and SSGT II; and
•	all other programs will have priority for individual properties and portfolios of properties that are passed upon by us.

Employees

As of December 31, 2019, we had approximately 375 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business. Unless the context otherwise requires, references to stockholders are generally intended to be references to our common stockholders.

Risks Related to an Investment in SmartStop Self Storage REIT, Inc.

We have incurred a net loss to date and have an accumulated deficit.

We incurred a net loss attributable to our common stockholders of approximately $24.8 million for the fiscal year ended December 31, 2019. Our accumulated deficit was approximately $87.1 million as of December 31, 2019.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

Our distributions during 2019 were funded using cash flow from operations, proceeds from our DRP Offering and other financing sources. In the future we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of proceeds from our DRP. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the years ended December 31, 2014, 2015, and 2016, we funded 100% of our distributions using proceeds from our Offering. For the year ended December 31, 2017, we funded 59% of our distributions using cash flow from operations and 41% using proceeds from our DRP Offering. For the year ended December 31, 2018, we funded 54% of our distributions using cash flow from operations and 46% using proceeds from our DRP Offering. For the year ended December 31, 2019, we funded 26% of our distributions using cash flows from operations, 30% using cash provided by financing activities, and 44% using proceeds from our DRP Offering. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. As described below, our board of directors recently suspended our share redemption program, except in limited circumstances. If we lift such suspension of our share redemption program, stockholders will continue to be limited in terms of the amount of shares which may be redeemed. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that the shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase shares only as a long-term investment because of the illiquid nature of the shares.

Our board of directors recently suspended our share redemption program, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

In August 2019, our board of directors determined to suspend our share redemption program with respect to our common stockholders, effective as of September 27, 2019, except for redemption requests related to the death or disability of such stockholder (including redemption due to confinement to a long-term care facility), or other exigent circumstances.

If our share redemption program is reinstated or a common stockholder is otherwise able to have their shares redeemed, such stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, will generally be made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, in making a decision to purchase our shares, our common stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

The purchase price for shares we repurchase under our share redemption program will depend on the length of time our common stockholders have held such shares. The purchase price will be as follows: 90% of the redemption amount, as defined, after one year from the purchase date; 95% of the redemption amount after three years from the purchase date; and 100% of the redemption amount after four years from the purchase date. While we are offering shares, the redemption amount equals the amount the common stockholder paid for the shares, until the offering price of such shares changes (as described in our share redemption program). Accordingly, our common stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We have issued Series A Convertible Preferred Stock that ranks senior to all common stock and grants the holder superior rights compared to common stockholders, which may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction.

We have issued Series A Convertible Preferred Stock that ranks senior to all other shares of our stock, including our common stock, and grants the holder (the “Preferred Investor”) certain rights that are superior to the rights of common stockholders, including with respect to the payment of distributions, liquidation preference, redemption rights, and conversion rights.

Distributions on the Series A Convertible Preferred Stock are cumulative and are declared and payable quarterly in arrears. We are obligated to pay the Preferred Investor its current distributions and any accumulated and unpaid distributions prior to any distributions being paid to our common stockholders and, therefore, any cash available for distribution is used first to pay distributions to the Preferred Investor. If we fail to pay distributions on the Series A Convertible Preferred Stock for four quarters (whether or not consecutive), the Preferred Investor is permitted to vote on any matter submitted to a vote of the common stockholders of the Company, upon which the Preferred Investor and common stockholders shall vote together as a single class. In such a case, the Preferred Investor’s vote would have a dilutive effect on the voting power of our common stockholders.

The Series A Convertible Preferred Stock has a liquidation preference in the event of our voluntary or involuntary liquidation, dissolution, or winding up of our affairs (a “liquidation”) which could negatively affect any payments to the common stockholders in the event of a liquidation. Furthermore, the Series A Convertible Preferred Stock is redeemable in certain circumstances. A redemption of our Series A Convertible Preferred Stock, whether at our option or at the option of the holder of our Series A Preferred Stock, could have an adverse effect on our financial condition, cash flow and the amount available for distributions to our common stockholders.

The Preferred Investor also has, upon the occurrence of certain events, the right to convert any or all of the Series A Convertible Preferred Stock held by the Preferred Investor into shares of our common stock. The issuance of common stock upon conversion of the Series A Convertible Preferred Stock would result in dilution to our common stockholders. As of December 31, 2019, we had $150 million of Series A Convertible Preferred Stock outstanding, which would represent approximately 19% of our common stock on an as converted, fully diluted basis. See Note 7, Preferred Equity, of the Notes to the Consolidated Financial Statements, for more information.

The Series A Convertible Preferred Stock also imposes several negative covenants on us such as not permitting us to exceed a leverage ratio of 60% loan-to-value or prohibiting us from entering into a merger with another entity whose assets are not at least 80% self storage related, in each case without an affirmative vote by the Preferred Investor. Because of these superior rights, the existence of the Series A Convertible Preferred Stock could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our outstanding common stock might receive a premium for their shares.

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

There are many factors that can affect the availability and timing of cash distributions to stockholders. We are required to pay dividends with respect to our Series A Preferred Stock rate of 6.25% per annum. Distributions to our common stockholders will be based principally on distribution expectations of our investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as the yields on securities of other real estate programs that we invest in and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. If we fail to pay distributions on the Series A Convertible Preferred Stock for four quarters (whether or not consecutive), the Preferred Investor is permitted to vote on any matter submitted to a vote of the common stockholders of the Company, upon which the Preferred Investor and common stockholders shall vote together as a single class. In such a case, the Preferred Investor’s vote would have a dilutive effect on the voting power of our common stockholders.

If we lose or are unable to retain our executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to continue to pay distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers, including H. Michael Schwartz, Michael S. McClure, Wayne Johnson, James R. Barry, Joe Robinson, Gerald Valle, Michael Terjung, and Nicholas M. Look, each of whom would be difficult to replace. While we have adopted an Executive Severance and Change of Control Plan which is applicable to each of these officers, we do not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain employed by us. If any of these executive officers were to cease their affiliation with us, our operating results could suffer. If we lose or are unable to retain our executive officers or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to continue to pay distributions at the current rate and the value of our stockholders’ investment.

Our Executive Severance and Change of Control Plan and the related agreements with our executive officers may result in significant expense for us and may deter a third party from engaging in a change of control transaction with us.

We have adopted an Executive Severance and Change of Control Plan that is applicable to our executive officers and have entered into an associated Severance Agreement with each of our executive officers.  Pursuant to such documents, if the officer’s employment is terminated other than for cause or if the officer elects to terminate his employment with us for good reason, we will make a severance payment equal to the officer’s highest annual compensation in the prior two years plus the officer’s average cash performance bonus earned for the prior three years, multiplied by an amount specified in the Executive Severance and Change of Control Plan, together with continuation of medical coverage for a period of time specified in the Executive Severance and Change of Control Plan.  In addition, certain outstanding equity awards may be subject to accelerated vesting or may remain eligible for vesting, as specified further in the Executive Severance and Change of Control Plan.  These agreements may result in a significant expense for us if an executive officer’s employment is terminated for certain reasons, and may discourage a third party from acquiring us.

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

Our trademarks are important.

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

We recently became a self-managed REIT and have limited operating experience being self-managed.

As a result of the Self Administration Transaction, we are a newly self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to our former external advisor and its affiliates; however, our expenses now include the compensation and benefits of our officers and employees, as well as overhead previously paid by our former external advisor and its affiliates. Our employees now provide services historically provided by the external advisors and their affiliates. We are subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. In addition, we have not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be more negatively impacted than they otherwise would have been.

Strategic Transfer Agent Services, LLC, our Transfer Agent, has a limited operating history and a failure by our Transfer Agent to perform its functions for us effectively may adversely affect our operations.

Our Transfer Agent is a related party which was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed in October 2017 and has had only limited operations to date. Because of its limited experience, there is no assurance that our Transfer Agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our Transfer Agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our Transfer Agent fails to perform its functions for us effectively, our operations may be adversely affected.

Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks and in money market accounts. These balances may exceed FDIC insurance limits or may otherwise not be subject to FDIC coverage. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

We may make loans to fund the development or purchase of self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distribution to our stockholders and the value of our stockholders’ investment.

From time to time, we may make loans to entities developing or acquiring self storage facilities, subject to any limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate, or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our Company, our directors, our officers, or our employees. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, or employees, which may discourage meritorious claims from being asserted against us and our directors, officers, and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Our future results may suffer if we do not effectively manage our expanded operations following the SSGT Mergers.

We consummated the SSGT Mergers in January 2019. We may continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs and service quality, and maintaining other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits.

Privacy concerns could result in regulatory changes that may harm our business.

The California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020.  The CCPA is intended to protect consumer privacy rights, and, among other things, it provides California residents with the ability to know what information companies collect about them, to request, in certain circumstances, the deletion of such information, and to affirmatively opt out of the sale of their personal information. However, regulations from the California Attorney General have not been finalized, and it is expected that additional amendments to the CCPA will be introduced in 2020.  It therefore remains unclear what, if any, modifications will be made to the CCPA or how these will be interpreted.  While we believe we have developed processes to comply with CCPA requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues.  Other states have also considered or are considering privacy laws similar to the CCPA.  Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

Risks Related to Conflicts of Interest

Our officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers, and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including the Managed REITs. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Certain of our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Certain of our executive officers are also officers of affiliated entities, including the Managed REITs. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, and (5) investments with affiliates. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to continue to pay distributions at the current rate to our stockholders and to maintain or increase the value of our assets.

We may face a conflict of interest if we purchase properties from, or sell properties to, our affiliates, including the Managed REITs.

We may purchase properties from, or sell properties to, one or more of our affiliates, including the Managed REITs, in the future. A conflict of interest may exist if such acquisition or disposition occurs. The business interests of our affiliates may be adverse to, or to the detriment of, our interests. Additionally, if we purchase properties from our affiliates, the prices we pay to these affiliates for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. If we sell properties to our affiliates, the offers we receive from these affiliates for our properties may be equal to, or less than, the prices we paid for the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we intend to use an independent third-party appraiser to determine fair market value when acquiring properties from, or selling properties to, our affiliates, we may pay more, or may not be offered as much, for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Furthermore, because any agreement that we enter into with our affiliates will not be negotiated in an arm’s-length transaction, we may be reluctant to enforce the agreements against those affiliated entities.

We will face conflicts of interest relating to joint ventures that we may form with our affiliates, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with our affiliates, including the Managed REITs, for the acquisition, development, or improvement of properties. We may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, we may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Agreements and transactions between us and the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturers receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture, and this could reduce the returns on investment.

Our Executive Chairman is a controlling person of an entity that owns a minority interest in our Operating Partnership and Class A Shares, and therefore may face conflicts with regard to his fiduciary duties to us and his fiduciary duties to that entity, including conditions pertaining to redemption of our common stock or the limited partnership interests and voting matters related to such interests.

Our Executive Chairman is a controlling person of SAM, our former sponsor, which indirectly currently owns an approximately 13% interest in limited partnership interests in our Operating Partnership and 0.8% of our common stock. Such limited partnership interests may be exchanged for our common stock in the future. In addition, in certain circumstances such as a merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or amendment to our charter, in each case where the vote of our stockholders is required under Maryland law, the consent of our Operating Partnership will also be required, which could result in our Executive Chairman being able to influence such matters submitted to a vote of our stockholders. This may result in an outcome that may not be favorable to our stockholders. Our Executive Chairman may also make decisions on behalf of SAM related to redemptions of either its limited partnership interests or its common stock which may negatively impact our stockholders.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Nelson Mullins Riley & Scarborough LLP (Nelson Mullins) acts as legal counsel to us and also represents some of our affiliates, including the Managed REITs. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% of the value of our then-outstanding capital stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock, such as our Series A Convertible Preferred Stock. See the risk factor captioned “We have issued Series A Convertible Preferred Stock that ranks senior to all common stock and grants the holder superior rights compared to common stockholders, which may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction.” in the section titled “Risks Related to an Investment in SmartStop Self Storage REIT, Inc.,” above. Preferred stock could also have the effect of delaying, deferring, or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

We will not be afforded the protection of Maryland law relating to business combinations.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder (as defined in the statute) or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or
•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any person, provided that the business combination is first approved by our board of directors. We cannot assure you that our board of directors will not amend or repeal this resolution in the future. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if the director performs their duties in good faith, in a manner the director reasonably believes to be in the corporation’s best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our directors, officers, employees and agents for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. We have also entered into indemnification agreements with each of our directors and executive officers, which obligate us to indemnify such persons in certain circumstances, including if they are or are threatened to be made a party to, or witness in, any proceeding by reason of their status as a present or former director or officer of us. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to our stockholders.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors.  Further, our Series A Convertible Preferred Stock may be converted into our common stock under certain circumstances.  Therefore, existing stockholders will experience dilution of their equity investment in us as we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, or sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue restricted shares of our common stock or other equity-based securities to our independent directors and executive officers, (5) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, or (6) convert shares of our Series A Convertible Preferred Stock into shares of our common stock. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses, or expand our business may be impaired or delayed.

We expect our primary use of capital to be paying distributions to our stockholders and making capital investments into our assets and our business.  In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any additional sources of capital for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Risks Related to the Self Storage Industry

Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect demand, and market rents, for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to continue to pay distributions at the current rate to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including the Managed REITs and other REITs. Moreover, development of self-storage facilities has increased in recent years, which has intensified competition, and we expect it will continue to do so as newly developed facilities are opened. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs, and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. As a result, our rental revenues may become insufficient to continue to pay distributions at the current rate to our stockholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make, which could reduce cash available for distribution to our stockholders.

The acquisition of new properties may give rise to difficulties in predicting revenue potential.

New acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs, or costs of improvements to bring an acquired facility up to our standards, the performance of the facility may be below expectations. Properties we acquire may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties we acquire will increase or be maintained under our management.

We may be unable to promptly re-let units within our facilities at satisfactory rental rates.

Generally, our unit leases are on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates and higher rental concessions upon re-letting could adversely affect our rental revenues and impede our growth.

We depend on our on-site personnel to maximize customer satisfaction at each of our facilities, and any difficulties we encounter in hiring, training, and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If we are unable to successfully recruit, train, and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to continue to pay distributions at the current rate to our stockholders.

Legal claims related to moisture infiltration and mold could arise in one or more of our properties, which could adversely affect our revenues.

There has been an increasing number of claims and litigation against owners and managers of rental and self storage properties relating to moisture infiltration, which can result in mold or other property damage. We cannot guarantee that moisture infiltration will not occur at one or more of our properties. When we receive a complaint concerning moisture infiltration, condensation, or mold problems and/or become aware that an air quality concern exists, we will implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We cannot assure our stockholders that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future. These legal claims could require significant expenditures for legal defense representation which could adversely affect our revenues.

Delays in development and lease-up of our properties would reduce our profitability.

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems (including as a result of the COVID-19 outbreak), and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals.  We may also encounter unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis, such as the COVID-19 outbreak.  Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party, or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. We will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis based on the type, value, location, and risks associated with each investment, as well as any lender requirements, among any other factors we may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal, or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, which may adversely affect our results of operations and returns to our stockholders.

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning, and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our results of operations and returns to our stockholders.

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

We may enter into non-compete agreements with the sellers of the self storage properties that we acquire in order to prohibit the seller from owning, operating, or being employed by a competing self storage property for a predetermined time frame and within a geographic radius of a self storage facility we acquire. When these non-compete agreements expire, we may face the risk that the seller will develop, own, operate, or become employed by a competing self storage facility within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

We face risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of the novel coronavirus (“COVID-19”), which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We face risks related to an epidemic, pandemic or other health crisis.  In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally, including in the United States and in the markets in which we operate.  Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a significant impact on the demand for self storage space resulting from the COVID-19 outbreak as of the date of this report, if the outbreak causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as protection plans, tenant insurance or similar programs.  Accordingly, reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 outbreak could reduce rental revenue and ancillary operating revenue produced by our facilities.  Concerns relating to such an outbreak could also impact the availability of our personnel to report for work at our facilities, which could adversely affect our ability to adequately manage our facilities.  In order to prevent the spread of COVID-19 there have been, and may continue to be, temporary shut downs or restrictions placed on businesses by cities, counties, states, or the federal government. These orders have impacted, and may continue to impact, our facilities and operations. The ultimate extent of the impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the breadth or severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;
•	changes in supply of or demand for similar or competing properties in an area;
•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•	changes in tax, real estate, environmental, and zoning laws;
•	changes in property tax assessments and insurance costs; and
•	increases in interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.

We anticipate that the majority of the properties we own or will acquire will ultimately have stabilized occupancy levels (at or above 75%). However, certain of the real properties we own or will acquire may have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining customers, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of customers. The resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For the month of December 2019, approximately 24%, 21%, 13%, and 9% of our rental income was concentrated in California, Florida, Ontario (Canada), and North Carolina, respectively.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations, and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of facilities that otherwise would be in our best interest. Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to continue to pay distributions at the current rate to our stockholders.

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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures, and tight credit markets. Because our portfolio of facilities consists of self storage facilities, we are subject to risks inherent in investments in a single industry, and our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. A continuation of, or slow recovery from, ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

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

Our tenant insurance and tenant protection plan businesses are, in some cases, subject to governmental regulation, which may adversely affect our results.

Depending on the jurisdiction, we provide either tenant insurance or a tenant protection plan to customers at our properties. These businesses, including the payments associated with these arrangements, may be subject to state-specific or provincial-specific governmental regulation. Such regulatory authorities generally have broad discretion to promulgate, interpret and implement regulations, to adopt new or additional licensing requirements, to grant, renew and revoke licenses and approvals, and to evaluate compliance with regulations through periodic examinations, audits, investigations and inquiries. In addition, there has been and may continue to be regulatory or private action in the jurisdictions in which we operate. The impact of such actions could adversely affect our business and results of operations.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, fires, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases require that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government and requires that insurers make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

We disclose funds from operations and funds from operations, as adjusted, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC. However, funds from operations and funds from operations, as adjusted, are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use, and we disclose to investors, funds from operations (“FFO”) and FFO, as adjusted, which are non-GAAP financial measures. FFO and FFO, as adjusted, are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and FFO, as adjusted, differ from GAAP net income because FFO and FFO, as adjusted, exclude gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. In determining FFO, as adjusted, we make further adjustments to FFO to exclude the effects of non-real estate related intangible amortization, acquisition related costs, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, accretion of deferred tax liabilities, realized and unrealized gains/losses on foreign exchange transactions, and gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments.

Because of these differences, FFO and FFO, as adjusted, may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and FFO, as adjusted, are not indicative of cash flow available to fund cash needs and investors should not consider FFO and FFO, as adjusted, as alternatives to cash flows from operations or an indication of our liquidity or of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and FFO, as adjusted. Also, because not all companies calculate FFO and FFO, as adjusted, the same way, comparisons with other companies may not be meaningful.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property, including our self storage properties, and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation, and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on customers, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ activities, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to continue to pay distributions at the current rate to our stockholders and may reduce the value of our stockholders’ investments.

We cannot assure our stockholders that the independent third party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity, or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties are subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Additionally, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced, or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to continue to pay distributions at the current rate to our stockholders.

Property taxes may increase, which will adversely affect our net operating income and cash available for distributions.

Each of the properties we acquire will be subject to real property taxes. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. In addition, state or local governments may increase tax rates or assessment levels (See the risk factor immediately below). Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

Our property taxes could increase due to reassessment or property tax rate changes.

Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. Accordingly, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values.  From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial property, which would include self-storage facilities.  Most recently, an initiative qualified for California’s November 2020 statewide ballot that would generally limit Proposition 13’s protections, generally only applicable to residential real estate. If this initiative passed, we believe it would end the beneficial effect of Proposition 13 for our properties, and our property tax expense could increase substantially, adversely affecting our cash flow from operations and net income. We cannot predict whether the foregoing initiative will pass or whether other changes to Proposition 13 may be proposed or adopted in the future.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins, and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

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

We have purchased and may continue to purchase properties in Canada. In addition, our Managed REITs own properties in Canada where we, through our subsidiaries, serve as the property manager. As a result, our financial results may be adversely affected by fluctuations in the Canadian Dollar/USD exchange rate. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. Several factors may affect the Canadian Dollar/USD exchange rate, including:

•	sovereign debt levels and trade deficits;
•	domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;
•	other currency exchange rates;
•	changing supply and demand for a particular currency;
•	monetary policies of governments;
•	changes in balances of payments and trade;
•	trade restrictions;
•	direct sovereign intervention, such as currency devaluations and revaluations;
•	investment and trading activities of mutual funds, hedge funds, and currency funds; and
•	other global or regional political, economic, or financial events and situations.

These events and actions are unpredictable. In addition, the Canadian Dollar may not maintain its long term value in terms of purchasing power in the future. The resulting volatility in the Canadian Dollar/USD exchange rate could materially and adversely affect our performance.

We are subject to additional risks due to the location of any of the properties that we either own or operate in Canada.

In addition to currency exchange rates, the value of any properties we purchase in Canada may be affected by factors peculiar to the laws and business practices of Canada. Canadian laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Ownership and operation of foreign assets pose several risks, including, but not limited to the following:

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

•	the potential for expropriation;
•	possible currency transfer restrictions;
•	imposition of adverse or confiscatory taxes;
•	changes in real estate and other tax rates or laws and changes in other operating expenses in Canada;
•	possible challenges to the anticipated tax treatment of our revenue and our properties;
•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the potential difficulty of enforcing obligations in other countries;
•	changes in the availability, cost, and terms of loan funds resulting from varying Canadian economic policies; and
•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to continue to pay distributions at the current rate and could decrease the value of our stockholders’ investments.

Our board may approve unlimited levels of debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

If we or the other parties to our loans breach covenants thereunder, such loan or loans could be deemed in default, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

Certain of our loans are secured by first mortgages on some of our properties and other loans are secured by pledges of equity interests in the entities that own certain of our properties. Such loans also impose a number of financial or other covenant requirements on us. If we, or the other parties to these loans, should breach certain of those financial or other covenant requirements, or otherwise default on such loans, then the respective lenders, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, such lenders could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us. In addition, certain of these loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other loans. See Note 6, Debt, for more information on such loans.

We have incurred and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks.

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

In connection with the SSGT Mergers on January 24, 2019, we entered into a series of new loans (See Note 3 Real Estate Facilities —Merger with Strategic Storage Growth Trust, Inc., for more information on such loans). Accordingly, we may be subject to an increased risk that our cash flow could be insufficient to meet required payments on our debt. Our increased indebtedness as a result of the SSGT Mergers, compared to our level of indebtedness prior to the SSGT Mergers, could have important consequences to our stockholders, including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements;
•

requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•	putting us at a disadvantage compared to our competitors with comparatively less indebtedness.

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

Our debt may have balloon payments of up to 100% of the principal amount of such loans due on the respective maturity dates. Thus, such debt will have a substantial payment due at the scheduled maturity date, unless previously prepaid or refinanced. Loans with a substantial remaining principal balance on their stated maturity involve greater degrees of risk of non-payment at stated maturity than fully amortizing loans. As a result, our ability to repay such loans on their respective maturity dates will largely depend upon our ability either to prepay such loans, refinance such loans or to sell, to the extent permitted, all or a portion of the properties encumbered by such loans, if any. Our ability to accomplish any of these goals will be affected by a number of factors at the time of attempted prepayment, refinancing, or sale, including, but not limited to: (i) the availability of, and competition for, credit for commercial real estate; (ii) prevailing interest rates; (iii) the net operating income generated by our properties; (iv) the fair market value of our properties; (v) our equity in our properties; (vi) our financial condition; (vii) the operating history and occupancy level of our properties; (viii) the tax laws; and (ix) the prevailing general and regional economic conditions.

Lenders have required and will likely continue to require us to enter into restrictive covenants relating to our operations, which could limit our ability to continue to pay distributions to our stockholders.

When providing financing, lenders often impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. We are also required to obtain the affirmative vote of the holders of a majority of the Series A Convertible Preferred Stock before entering into certain transactions. These or other limitations may adversely affect our flexibility and limit our ability to continue to pay distributions at the current rate to our stockholders. If the limits set forth in these covenants prevent us from satisfying our distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to U.S. federal income tax, and potentially a nondeductible excise tax, on the retained amounts.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to continue to pay distributions at the current rate to our stockholders.

We currently have outstanding debt payments which are indexed to variable interest rates. We may also incur additional debt or issue additional preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs and preferred equity distribution payments, which would likely reduce our cash flows and our ability to continue to pay distributions at the current rate to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions to our stockholders.

Domestic and international financial markets have experienced significant disruptions in the past which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Future credit market disruptions, including those associated with the worldwide COVID-19 outbreak, may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our Offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

Risks Associated with Our Managed REIT Platform

Revenue and earnings from the Managed REITs are uncertain.

Increasing our revenue from the Managed REITs is dependent in large part on the ability to raise capital in offerings for existing or future Managed REITs or other future programs, as well as on our ability to make investments that meet the investment criteria of existing and future entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty could have an adverse impact on our earnings. Moreover, revenue generated from asset management fees, property management fees, and other fees and distributions relating to the Managed REITs’ offerings and the investment and management of their respective assets may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, sales of the Managed REIT properties and assets and our ability to successfully operate the Managed REIT properties.

The Managed REITs may not generate sufficient revenue or may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay or reimburse fees and expenses owed to us when due. In addition, the revenue payable by the Managed REITs is subject to certain limits set forth in their respective advisory agreements, which may limit the growth of our revenue. Furthermore, our ability to earn certain subordinated distributions from the Managed REITs is tied to providing liquidity events for the Managed REITs. Our ability to provide such liquidity events, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. If we are unable to satisfy such subordination requirements, certain equity interests we hold in the Managed REITs may be impaired.

Because the revenue streams from the advisory agreements with the Managed REITs are subject to limitation or cancellation, any such termination could adversely affect our financial condition, cash flow and the amount available for distributions to our common stockholders.

Our advisory agreement with the SST IV Advisor is renewable annually, and our advisory agreement with the SSGT II Advisor has an initial term of 10 years and is renewable annually thereafter, and each may generally be terminated by each Managed REIT, without cause or penalty, upon 60 days’ written notice. There can be no assurance that the advisory agreements will be renewed before they expire or that the advisory agreements will not be terminated. Any such non-renewal or termination could adversely affect our financial condition, cash flow and the amount available for distributions to our common stockholders.

We will face conflicts of interest relating to the purchase of properties, including conflicts with the Managed REITs, and there can be no assurance that our allocation policy will adequately address all of the conflicts that may arise or that it will address such conflicts in a manner that is more favorable to us than to the Managed REITs.

We own the entities that serve as the sponsor and advisor to the Managed REITs, which have investment objectives similar to ours, and we may be buying properties at the same time as one or more of the Managed REITs, or other programs managed by us, our officers, our key personnel or our subsidiaries (the “Other Programs”). Accordingly, we will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which the Managed REITs may be or become involved. SST IV, a public non-traded Managed REIT that invests in self storage properties had assets of approximately $288 million as of December 31, 2019, and SSGT II, a private Managed REIT that invests in self storage properties had assets of approximately $116 million as of December 31, 2019.

While we have adopted an investment allocation policy in an effort to appropriately allocate acquisitions among us, the Managed REITs and the Other Programs, there can be no assurance that such allocation policy will adequately address all of the conflicts that may arise or that it will address such conflicts in a manner that is more favorable to us than to the Managed REITs or the Other Programs. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us, the Managed REITs and the Other Programs and the allocation of fees and costs among us, the Managed REITs and the Other Programs. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.

A subsidiary of ours is the sponsor of the Managed REITs and may sponsor additional future programs. As a result, we could be subject to any litigation that may arise by investors in those entities or the respective operations of those entities.

In the course of their operations, the Managed REITs and the other future programs may be subject to lawsuits. We may be named in such lawsuits as the sponsor of such entities and may, in some instances, be found to be subject to liability. In such an instance, our ability to seek reimbursement or indemnification from such programs may be limited. If we are subject to significant legal expenses, it could have an adverse effect on our financial condition.

Federal Income Tax Risks

Failure to continue to qualify as a REIT would adversely affect our operations and our ability to continue to pay distributions at our current level as we will incur additional tax liabilities.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. In addition, if we fail to qualify as a REIT, we may be required to repurchase the Series A Convertible Preferred Stock. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax and redeem holders of the Series A Convertible Preferred Stock.

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

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat SmartStop TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state, and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (“UBTI”) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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
•

part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as UBTI.

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

Individuals with incomes below certain thresholds are subject to taxation at a 15% qualified dividend rate. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends available under “An Act to provide reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Tax Act”). This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

If our stockholders are investing the assets of a qualified pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

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

As of December 31, 2019, we owned 111 operating self storage facilities and one facility under development located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area) comprising of approximately 72,000 units and approximately 8.2 million rentable square feet. See Note 6 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2019, we owned the following 112 self storage properties and two parcels of land:

Property	Acquisition Date	Allocated Purchase Price	Year Built	Approx. Units(1)	Approx. Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)
Morrisville - NC	11/3/2014	$2,442,000	2004	320	36,900	0.4%	79.8%
Cary - NC	11/3/2014	4,398,500	1998/2005/2006	310	62,100	0.8%	80.6%
Raleigh - NC	11/3/2014	3,763,500	1999	440	60,600	0.7%	88.0%
Myrtle Beach I - SC	11/3/2014	6,052,000	1998/2005-2007	760	100,100	1.2%	84.6%
Myrtle Beach II - SC	11/3/2014	5,444,000	1999/2006	660	94,500	1.1%	87.4%
La Verne - CA	1/23/2015	4,166,875	1986	520	49,800	0.6%	94.2%
Chico - CA	1/23/2015	1,826,875	1984	360	38,800	0.5%	91.4%
Riverside - CA	1/23/2015	2,806,875	1985	570	61,000	0.7%	89.2%
Fairfield - CA	1/23/2015	3,926,875	1984	440	41,000	0.5%	85.9%
Littleton - CO	1/23/2015	4,346,875	1985	400	45,800	0.6%	78.2%
Crestwood - IL	1/23/2015	2,486,875	1987	460	49,300	0.6%	93.3%
Forestville - MD	1/23/2015	6,696,875	1988	530	55,200	0.7%	84.7%
Upland - CA	1/29/2015	6,276,875	1979	610	56,500	0.7%	91.6%
Lancaster - CA	1/29/2015	1,806,875	1980	700	64,700	0.8%	87.7%
Santa Rosa - CA	1/29/2015	10,466,875	1979-1981	1,150	116,400	1.4%	83.1%
Vallejo - CA	1/29/2015	5,286,875	1981	510	54,400	0.7%	90.1%
Federal Heights - CO	1/29/2015	4,746,875	1983	450	40,600	0.5%	88.1%
Santa Ana - CA	2/5/2015	9,276,875	1978	840	84,500	1.0%	88.9%
La Habra - CA	2/5/2015	4,606,875	1981	420	51,400	0.6%	94.0%
Monterey Park - CA	2/5/2015	4,426,875	1987	390	31,200	0.4%	89.8%
Huntington Beach - CA	2/5/2015	10,876,875	1986	610	61,000	0.7%	92.3%
Lompoc - CA	2/5/2015	4,036,875	1982	430	46,500	0.6%	92.5%
Aurora - CO	2/5/2015	7,336,875	1984	890	87,400	1.1%	85.4%
Everett - WA	2/5/2015	5,196,875	1986	490	48,100	0.6%	85.0%
Whittier - CA	2/19/2015	5,916,875	1989	510	58,600	0.7%	88.5%
Bloomingdale - IL	2/19/2015	4,996,874	1987	570	58,200	0.7%	90.7%
Warren I - MI	5/8/2015	3,436,875	1996	500	63,100	0.8%	90.9%
Warren II - MI	5/8/2015	3,636,875	1987	490	52,100	0.6%	89.7%
Troy - MI	5/8/2015	4,816,875	1988	730	82,200	1.0%	87.6%
Sterling Heights - MI	5/21/2015	3,856,875	1977	460	63,600	0.8%	84.2%
Beverly - NJ	5/28/2015	2,176,875	1988	460	51,000	0.6%	84.6%
Foley - AL	9/11/2015	7,965,000	1985/1996/2006	1,080	159,000	1.9%	83.7%
Tampa - FL	11/3/2015	3,162,500	1985	510	50,100	0.6%	84.4%
Boynton Beach – FL	1/7/2016	17,900,000	2004	940	74,800	0.9%	88.2%
Lancaster II – CA	1/11/2016	4,650,000	1991	600	86,200	1.0%	91.5%
Milton—TOR—CAN(4)	2/11/2016	9,555,220	2006	850	70,100	0.9%	89.8%
Burlington I—TOR—CAN(4)	2/11/2016	13,910,898	2011	900	79,700	1.0%	91.1%
Oakville I—TOR—CAN(4)	2/11/2016	15,727,674	2016	820	82,400	1.0%	87.5%
Oakville II—TOR—CAN(4)	2/29/2016	12,913,885	2004	820	92,700	1.1%	93.3%
Burlington II—TOR—CAN(4)	2/29/2016	8,452,983	2008	460	54,800	0.7%	88.9%
Xenia – OH	4/20/2016	3,147,807	2003	470	57,800	0.7%	93.7%
Sidney – OH	4/20/2016	2,202,491	2003	410	54,400	0.7%	79.7%
Troy – OH	4/20/2016	2,923,660	2003	490	59,200	0.7%	88.6%
Greenville – OH	4/20/2016	2,124,526	2003	390	46,700	0.6%	82.7%
Washington Court House - OH	4/20/2016	2,309,691	2003	450	54,200	0.7%	91.1%
Richmond – IN	4/20/2016	3,362,209	2003	640	64,700	0.8%	85.0%
Connersville – IN	4/20/2016	1,929,616	2003	360	47,400	0.6%	91.1%
Port St. Lucie I – FL	4/29/2016	9,300,000	1999	530	59,000	0.7%	89.9%
Sacramento – CA	5/9/2016	8,150,000	2006	530	62,200	0.8%	87.4%
Oakland – CA	5/18/2016	12,912,774	1979	600	67,200	0.8%	90.9%
Concord – CA	5/18/2016	36,937,226	1988/1998	1,340	157,400	1.9%	86.6%
Pompano Beach – FL	6/1/2016	21,286,482	1979	870	115,600	1.4%	87.6%
Lake Worth – FL	6/1/2016	23,584,455	1998/2003	830	126,800	1.5%	91.2%
Jupiter – FL	6/1/2016	27,434,567	1992/2012	820	93,600	1.1%	93.4%
Royal Palm Beach – FL	6/1/2016	25,539,747	2001/2003	850	111,000	1.3%	92.1%
Port St. Lucie II – FL	6/1/2016	14,059,963	2002	720	108,000	1.3%	90.2%
Wellington – FL	6/1/2016	22,677,360	2005	730	86,700	1.1%	90.6%
Doral – FL	6/1/2016	23,594,533	1998	1,030	106,000	1.3%	87.8%

Plantation - FL	6/1/2016	33,250,050	2002/2012	910	89,800	1.1%	85.7%
Naples – FL	6/1/2016	25,297,855	2002	800	80,800	1.0%	88.3%
Delray – FL	6/1/2016	31,073,023	2003	900	135,700	1.6%	92.1%
Baltimore – MD	6/1/2016	27,101,965	1990/2014	1,080	117,700	1.4%	83.8%
Sonoma – CA	6/14/2016	7,425,000	1984	340	44,600	0.5%	93.8%
Las Vegas I – NV	7/28/2016	13,935,000	2002	770	106,800	1.3%	86.3%
Las Vegas II – NV	9/23/2016	14,200,000	2000	810	101,400	1.2%	88.5%
Las Vegas III – NV	9/27/2016	9,250,000	1989	640	82,200	1.0%	90.2%
Asheville I – NC	12/30/2016	15,094,379	1988/2005/2015	590	95,600	1.2%	85.6%
Asheville II – NC	12/30/2016	5,010,839	1984	330	43,400	0.5%	91.6%
Hendersonville I – NC	12/30/2016	4,639,666	1982	350	39,400	0.5%	82.6%
Asheville III – NC	12/30/2016	9,970,126	1991/2002	420	55,400	0.7%	90.3%
Arden – NC	12/30/2016	12,362,131	1973	570	75,100	0.9%	85.1%
Asheville IV – NC	12/30/2016	9,238,090	1985/1986/2005	480	58,300	0.7%	86.0%
Asheville V – NC	12/30/2016	10,485,644	1978/2009/2014	450	98,100	1.2%	83.7%
Asheville VI – NC	12/30/2016	6,629,567	2004	380	45,500	0.6%	89.0%
Asheville VII – NC	12/30/2016	3,031,249	1999	210	26,700	0.3%	90.1%
Asheville VIII – NC	12/30/2016	8,145,191	1968/2002	380	54,000	0.7%	91.5%
Hendersonville II – NC	12/30/2016	7,794,638	1989/2003	490	71,000	0.9%	86.8%
Sweeten Creek Land – NC	12/30/2016	348,480	N/A	—	—	0.0%	—
Highland Center Land – NC	12/30/2016	50,000	N/A	—	—	0.0%	—
Aurora II - CO	1/11/2017	10,100,000	2012	400	53,400	0.6%	84.7%
Dufferin—TOR—CAN(4)	2/1/2017	24,084,283	2015	1,070	122,700	1.5%	90.0%
Mavis—TOR—CAN(4)	2/1/2017	20,519,378	2013	800	99,900	1.2%	86.5%
Brewster—TOR—CAN(4)	2/1/2017	14,575,304	2013	770	90,600	1.1%	88.0%
Granite—TOR—CAN(4)	2/1/2017	12,103,738	1998/2016	760	80,700	1.0%	88.3%
Centennial—TOR—CAN(4)	2/1/2017	13,143,182	2016/2017	610	66,500	0.8%	86.5%
Ft. Pierce—FL	1/24/2019	14,354,480	2008	770	88,400	1.1%	90.6%
Russell Blvd , Las Vegas—NV	1/24/2019	19,828,734	1999	1,210	171,100	2.1%	91.8%
Jones Blvd, Las Vegas—NV	1/24/2019	15,373,185	1996	1,040	89,000	1.1%	94.1%
Airport Rd, Colorado Springs—CO	1/24/2019	9,178,635	1983	680	61,800	0.8%	90.2%
Riverside—CA	1/24/2019	8,746,457	1980	610	60,100	0.7%	84.1%
Stockton—CA	1/24/2019	8,993,416	1984	560	49,100	0.6%	93.3%
Azusa—CA	1/24/2019	14,200,131	1986	660	64,400	0.8%	85.0%
Romeoville—IL	1/24/2019	7,110,355	1986	680	66,700	0.8%	90.1%
Elgin—IL	1/24/2019	4,311,489	1986	410	49,600	0.6%	88.8%
San Antonio I—TX	1/24/2019	11,421,844	1998	490	76,700	0.9%	91.7%
Kingwood—TX	1/24/2019	10,804,447	2001	470	60,100	0.7%	86.7%
Aurora—CO	1/24/2019	8,015,871	2015	440	59,500	0.7%	91.5%
Stoney Creek—TOR—CAN(4)	1/24/2019	11,052,086	2018	780	81,600	1.0%	68.4%
Torbarrie—TOR—CAN(4)	1/24/2019	8,084,824	N/A	900	85,000	1.0%	—
Baseline—AZ	1/24/2019	13,407,805	2016	840	94,000	1.1%	95.1%
3173 Sweeten Creek Rd, Asheville—NC	1/24/2019	10,135,600	2018	650	72,000	0.9%	59.2%
Elk Grove—IL	1/24/2019	8,859,647	2016	800	82,000	1.0%	91.6%
Garden Grove—CA	1/24/2019	22,483,541	2017	960	95,000	1.2%	91.0%
Deaverview Rd, Asheville—NC	1/24/2019	6,215,130	1992	370	58,600	0.7%	88.2%
Highland Center Blvd, Asheville—NC	1/24/2019	6,925,136	1994	490	66,600	0.8%	89.7%
Sarasota—FL	1/24/2019	8,869,937	2017	485	48,000	0.6%	88.1%
Mount Pleasant—SC	1/24/2019	7,274,995	2016	500	48,000	0.6%	71.3%
Nantucket—MA	1/24/2019	41,550,818	2002	840	93,000	1.1%	84.4%
Pembroke Pines—FL	1/24/2019	18,172,052	2018	870	84,000	1.0%	75.6%
Riverview—FL	1/24/2019	9,302,115	2018	695	54,000	0.7%	65.5%
Eastlake—CA	1/24/2019	18,604,230	2018	900	86,000	1.0%	76.3%
McKinney—TX	1/24/2019	12,008,372	2015	730	94,000	1.1%	93.6%
Hualapai Way, Las Vegas—NV	1/24/2019	10,187,050	2018	570	73,000	0.9%	69.1%
Riggs Rd — Gilbert	7/11/2019	10,430,942	2019	975	96,700	1.2%	25.4%
Totals		$1,194,016,118		71,705	8,237,600	100%	86.7%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 695,000 square feet).

(3)

Represents the occupied square feet divided by total rentable square feet as of December 31, 2019. As of December 31, 2019, the following properties were not physically and/or economically stabilized: Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, 3173 Sweeten Creek Rd—Asheville, Stoney Creek, Hualapai Way—Las Vegas and Gilbert. Excluding these properties, our physical occupancy as of December 31, 2019 was approximately 88.6%.

(4)	These properties are located in Ontario, Canada (Greater Toronto Area).

As of December 31, 2019, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	2.0%	83.7%	1.1%
Arizona	2	1,815	190,700	2.3%	59.0%	1.3%
California	24	15,230	1,588,000	19.6%	88.6%	23.8%
Colorado	6	3,190	348,500	4.3%	86.8%	3.7%
Florida	17	13,260	1,512,300	18.4%	87.8%	21.4%
Illinois	5	2,920	305,800	3.9%	91.0%	3.0%
Indiana	2	1,000	112,100	1.4%	87.6%	0.9%
Massachusetts	1	840	93,000	1.1%	84.4%	2.3%
Maryland	2	1,610	172,900	2.1%	84.1%	2.2%
Michigan	4	2,180	261,000	3.2%	88.0%	2.9%
New Jersey	1	460	51,000	0.6%	84.6%	0.6%
Nevada	6	5,040	623,500	7.6%	88.1%	6.7%
North Carolina	17	7,230	1,019,300	12.4%	84.7%	9.3%
Ohio	5	2,210	272,300	3.4%	87.4%	2.2%
South Carolina	3	1,920	242,600	3.0%	83.1%	2.4%
Texas	3	1,690	230,800	2.8%	91.2%	2.5%
Washington	1	490	48,100	0.6%	85.0%	0.7%
Ontario, Canada(5)	12	9,540	1,006,700	11.3%	87.3%	13.0%
Total	112	71,705	8,237,600	100%	86.7%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 695,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2019. As of December 31, 2019, the following properties were not physically and/or economically stabilized: Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, 3173 Sweeten Creek Rd—Asheville, Stoney Creek, Hualapai Way—Las Vegas and Gilbert. Excluding these properties, our physical occupancy as of December 31, 2019 was approximately 88.6%.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2019.

(5)	Our Torbarrie property in Toronto, Canada is a self storage property under construction as of December 31, 2019. The property partially opened in March 2020.

In connection with the Self Administration Transaction, we acquired an office condominium for approximately $6.5 million located at 10 Terrace Rd, Ladera Ranch, California (the “Ladera Office”) which houses our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2019, we were not party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 25, 2020, we had approximately 51.7 million shares of Class A common stock outstanding and approximately 7.7 million shares of Class T common stock outstanding, held by a total of approximately 12,500 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on January 9, 2017. As of now, we only offer Class A and Class T shares pursuant to our DRP Offering, both of which are offered at a price of $10.66 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Determination of Estimated Per Share Net Asset Value

On June 26, 2019, our board of directors, upon the recommendation of our Nominating and Corporate Governance Committee (the “Committee”), approved an estimated net asset value per share (“Estimated Per Share NAV”) of our common stock of $10.66 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the approximate number of shares outstanding on a fully diluted basis, calculated as of March 31, 2019.

We provided this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, in April 2013 (the “IPA Valuation Guidelines”).  Our board of directors previously approved an estimated value per share of our Class A shares and Class T shares of $10.65 as of December 31, 2017.

The Committee, comprised of our three independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

The Estimated Per Share NAV was determined after consultation with our Former External Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the Committee. Stanger prepared an appraisal report (the “Stanger Appraisal Report”) summarizing key information and assumptions and providing an appraised value on 112 of the 113 properties (the “Stanger Appraised Properties”) in our portfolio as of March 31, 2019. Stanger also prepared a net asset value report (the “Stanger NAV Report”) which estimates the net asset value per share of each of our Class A common stock and Class T common stock as of March 31, 2019. The Stanger NAV Report relied upon: (i) the Stanger Appraisal Report for the Stanger Appraised Properties; (ii) the pending disposition price for the Borden Park property, pursuant to a purchase and sale agreement, net of our Former External Advisor’s estimated transaction costs; (iii) Stanger’s estimated value of our secured notes payable; (iv) Stanger’s estimate of our Former External Advisor’s subordinated participation in net sale proceeds due upon liquidation of our portfolio; and (v) our Former External Advisor’s estimate of the value of our other assets and liabilities, to calculate an estimated net asset value per share of our common stock. The process for estimating the value of our assets and liabilities was performed in accordance with the provisions of the IPA Valuation Guidelines.

Upon the Committee’s receipt and review of the Stanger Appraisal Report and the Stanger NAV Report (the “Reports”), the Committee recommended $10.66 as the Estimated Per Share NAV of each of our Class A common stock and Class T common stock as of March 31, 2019 to the board of directors. Upon the board of directors’ receipt and review of the Reports and recommendation of the Committee, the board of directors approved $10.66 as the Estimated Per Share NAV of each of our Class A common stock and Class T common stock as of March 31, 2019.

The table below sets forth the calculation of our Estimated Per Share NAV as of March 31, 2019 and our previous estimated value per share as of December 31, 2017:

	March 31,	December 31,
Assets	2019	2017
Real Estate Properties	$1,401,326,048	$999,660,000
Additional assets
Cash	13,929,024	7,355,422
Restricted Cash	5,957,748	4,512,990
Other assets	5,354,187	5,050,740
Total Assets	$1,426,567,007	$1,016,579,152
Liabilities
Debt	$775,218,482	$397,507,764
Mark-to-market on mortgage debt	3,989,306	(5,648,067)
Accounts payable and accrued liabilities	13,790,985	7,451,848
Due to affiliates	217,193	403,904
Incentive distribution	5,616,134	4,491,853
Distributions payable	2,922,647	2,852,100
Total Liabilities	$801,754,747	$407,059,402
Net Asset Value	$624,812,260	$609,519,750
Net Asset Value for Class A shares	$544,207,162	$531,251,035
Number of Class A shares outstanding(1)	51,055,712	49,889,289
Estimated value per Class A share	$10.66	$10.65
Net Asset Value for Class T shares	$80,605,097	$78,268,715
Number of Class T shares outstanding	7,562,103	7,350,142
Estimated value per Class T share	$10.66	$10.65

(1)	Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to our independent directors.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the board of directors considered the recommendation of the Committee, the Reports provided by Stanger and information provided by our Former Advisor. Our goal in calculating the Estimated Per Share NAV was to arrive at a value that is reasonable and supportable using what the Committee and the board of directors each deems to be appropriate valuation methodologies and assumptions.

FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its Estimated Per Share NAV. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets less our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated asset values may not, however, represent current market value or book value. The estimated value of the Stanger Appraised Properties do not necessarily represent the value we would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a discount for the fact that we were, at the time of the calculation, externally managed, nor does it reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.

Independent Valuation Firm

Stanger was selected by the Committee to appraise and provide a value on the 112 Stanger Appraised Properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Former Advisor. The compensation we paid to Stanger related to the valuation is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Report was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our company.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by our Former Advisor, including: (i) historical and projected operating revenues and expenses; (ii) unit mixes; (iii) rent rolls; and (iv) information regarding recent or planned capital expenditures.

In conducting its investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant.  Although Stanger reviewed information supplied or otherwise made available by us or our Former Advisor for reasonableness, Stanger assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to Stanger by any other party and did not independently verify any such information. Stanger assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, the board of directors, and/or our Former Advisor. Stanger relied on our management to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond its control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we had clear and marketable title to each real estate property appraised, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape were pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Report, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Stanger Appraisal Report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Former Advisor, and our affiliates, on the other hand. We engaged Stanger, with approval from the Committee, to deliver its Reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. A special committee of the board of directors previously engaged Stanger to serve as a financial advisor in connection with our acquisition of Strategic Storage Growth Trust, Inc. and Stanger provided a fairness opinion in connection with that transaction, for which Stanger was paid usual and customary fees. A special committee of the board of directors also engaged Stanger to serve as a financial advisor in connection with the Self Administration Transactions, for which Stanger was paid usual and customary fees. We also engaged Stanger to assist us with raising the Series A Convertible Preferred Stock from an institutional investor.  Stanger may from time to time in the future perform other services for us, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Report.

Although Stanger considered any comments received from us or our Former Advisor relating to their Reports, the final appraised values of our real estate properties were determined by Stanger for the Stanger Appraised Properties. The Reports are addressed solely to the Committee to assist it in calculating and recommending to the Board an Estimated Per Share NAV of our common stock. The Reports are not addressed to the public, may not be relied upon by any other person to establish an Estimated Per Share NAV of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

The foregoing is a summary of the standard assumptions, qualifications, and limitations that generally apply to the Reports. The Reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports.

Real Estate Valuation

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of 112 of the 113 properties in our portfolio as of March 31, 2019. In preparing the Stanger Appraisal Report, Stanger, among other things:

•	performed a site visit of each Stanger Appraised Property in the context of this assignment or prior assignments;
•

interviewed our officers or our Former Advisor’s personnel to obtain information relating to the physical condition of each Stanger Appraised Property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such properties;

•

reviewed historical operating statements, asking rental rates by unit type, achieved rental rates, market rental rates, occupancy for the subject properties and competing properties, current tax information and a review of tax comparable properties, where appropriate, and capitalization rates for self storage properties observed in the marketplace based on investor surveys and general discussions in the market, and extracted from recent sales of self storage properties in each property’s region.

Stanger employed the income approach to estimate the value of the Stanger Appraised Properties, which involves an economic analysis of the property based on its potential to provide future net annual income. A direct capitalization analysis was used to determine the value of our interest in the portfolio, by valuing the subject interest in each Stanger Appraised Property in the portfolio. The direct capitalization analysis was based upon the stabilized net operating income of each property capitalized at an appropriate capitalization rate for each property based upon property characteristics and competitive position and market conditions at the date of the appraisal.  Stanger deducted estimated lease up costs for properties that were not considered stabilized and adjusted the value conclusion of properties that suffered from deferred maintenance. Lastly, Stanger analyzed those properties that are subject to a contingent deferred liability (i.e., an earnout) and reflected such liability, as appropriate.

Stanger prepared the Stanger Appraisal Report, which summarizes key inputs and assumptions, providing a value for each of the Stanger Appraised Properties it appraised using financial information provided by us and our Former Advisor. From such review, Stanger selected the appropriate direct capitalization rate in its direct capitalization analysis. In the Stanger NAV Report, the Borden Park property was included in the net asset value analysis at the pending disposition price, pursuant to a purchase and sale agreement, net of our Former Advisor’s estimated disposition costs.

As of March 31, 2019, we owned 113 real estate assets. The total aggregate purchase price of these properties was approximately $1.2 billion. In addition, through the Valuation Date, we had invested $19.5 million in capital improvements on these real estate assets since inception. As of the Valuation Date, the total value of the Stanger Appraised Properties and the pending disposition price for the Borden Park property at our respective ownership interest was approximately $1.4 billion. This represents an approximately 15.3% increase in the total value of the real estate assets over the aggregate purchase price and aggregate improvements. The following summarizes the key assumptions that were used in the direct capitalization models to arrive at the appraised value of the Stanger Appraised Properties:

Assumption	Range	Weighted Average
Direct Capitalization rate	4.75% to 6.50%	5.16%

While we believe that Stanger’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of the Stanger Appraised Properties and thus, the Estimated Per Share NAV. The table below illustrates the impact on the Estimated Per Share NAV if the direct capitalization rates were adjusted by 25 basis points or 5.0%, assuming the value conclusion for each Stanger Appraised Property is based on the method being sensitized and all other factors remain unchanged:

	Estimated Per Share NAV due to:
	Increase 25 Basis Points	Decrease 25 Basis Points	Increase 5.0%	Decrease 5.0%
Direct Capitalization Rate	$9.63	$11.71	$9.61	$11.73

Loans

Values for our consolidated secured notes payable (the “Secured Notes Payable”) were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for notes payable with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes. The current market interest rate was generally determined based on market rates for available comparable debt. As of March 31, 2019, the estimated market interest rates ranged from 3.90% to 7.27% for the Secured Notes Payable.

As of March 31, 2019, Stanger’s estimated fair value of our Secured Notes Payable was $779.2 million. The weighted-average discount rate applied to the future estimated debt payments of the Secured Notes Payable was approximately 5.02%.

While we believe that Stanger’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the estimated value of our Secured Notes Payable and thus, the Estimated Per Share NAV. The table below illustrates the impact on the Estimated Per Share NAV if the market interest rate of the Secured Notes Payable were adjusted by 25 basis points or 5.0%, and assuming all other factors remain unchanged:

Estimated Per Share NAV due to:
Decrease 25 Basis Points	Increase 25 Basis Points	Increase 5.0%	Decrease 5.0%
$10.58	$10.76	$10.58	$10.75

Cash, Other Assets, Other Liabilities

The fair value of our cash, other assets, and other liabilities were estimated by our Former Advisor to approximate carrying value as of the Valuation Date.

The carrying value of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as intangible assets and liabilities, estimated liability for distribution and servicing fees and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments.

Different parties using different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets.

Advisor Promote

The Estimated Per Share NAV was calculated net of our Former Advisor’s subordinated participation in net sale proceeds in the event of a liquidation of the portfolio (the “Advisor Promote”), which we advised Stanger was equal to 15.0% of net sale proceeds after stockholders are paid return of capital plus a 6.0% cumulative, non-compounded return. Stanger estimated the value of the Advisor Promote at $5.6 million as of the Valuation Date.

The Board’s Determination of the Estimated Per Share NAV

Based upon a review of the Reports provided by Stanger, upon the recommendation of the Committee, the board of directors estimated the Estimated Per Share NAV for each of the Class A common stock and Class T common stock to be $10.66.

Limitations of Estimated Per Share NAV

The various factors considered by the board of directors in determining the Estimated Per Share NAV were based on a number of assumptions and estimates that may not be accurate or complete. As disclosed above, we are providing the Estimated Per Share NAV to assist broker-dealers that participate, or participated, in our public offering in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her Class A shares of common stock or Class T shares of common stock at the Estimated Per Share NAV;
•	a stockholder would ultimately realize distributions per share equal to our Estimated Per Share NAV upon liquidation of our assets and settlement of its liabilities or a sale of our company;
•	our shares of Class A common stock and Class T common stock would trade at the Estimated Per Share NAV on a national securities exchange;
•	a different independent third-party appraiser or other third-party valuation firm would agree with our Estimated Per Share NAV; or
•

the Estimated Per Share NAV, or the methodology used to estimate our Estimated Per Share NAV, will be found by any regulatory authority to comply with the Employee Retirement Income Security Act (ERISA), the Internal Revenue Code of 1986, as amended, or other regulatory requirements.

Similarly, the amount a stockholder may receive upon repurchase of their shares, if they participate in our share repurchase program, may be greater than or less than the amount a stockholder paid for the shares, regardless of any increase in the underlying value of any assets owned by us.

The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. The Estimated Per Share NAV was based upon 58,617,815 shares of equity interest outstanding as of March 31, 2019, which was comprised of (i) 50,619,451 outstanding Class A shares of our common stock, plus (ii) 7,562,103 outstanding Class T shares of our common stock, plus (iii) 416,073 outstanding OP Units, which OP Units are exchangeable on a one-for-one basis into Class A shares of our common stock, plus (iv) 20,188 shares of unvested restricted Class A common stock issued to our independent directors.

Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a discount for the fact that we were, at the time of the calculation, externally managed, nor does it reflect a real estate portfolio premium or discount versus the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale. We currently anticipate publishing a new estimated share value on an annual basis

Distribution Reinvestment Plan

In accordance with our DRP Offering, the price per share pursuant to the DRP Offering is equal to the estimated value per share approved by the Board and in effect on the date of purchase of shares under the DRP Offering. In connection with the estimated value per share described herein, the Board approved a share price for the purchase of shares under the DRP Offering equal to the estimated value per share of $10.66 for both Class A shares and Class T shares, effective for distribution payments paid beginning in July 2019.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2014 and 2015, all of our distributions constituted non-taxable returns of capital, which were paid from offering proceeds. For 2016, we paid a total of approximately $22.2 million in distributions, of which approximately $21.2 million constituted a non-taxable return of capital. For 2017, we paid a total of approximately $32.9 million in distributions, of which approximately $27.9 million constituted a non-taxable return of capital. For 2018, we paid a total of approximately $33.6 million in distributions, of which approximately $31.4 million constituted a non-taxable return of capital. For 2019, we paid a total of approximately $34.3 million in distributions, of which approximately $34.3 million constituted a non-taxable return of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2018 and 2019:

Quarter	OP Unit Holders(1)	Preferred Stockholders(2)	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2018	$74,446	$-	$8,220,826	$0.150
2nd Quarter 2018	$76,100	$-	$8,450,154	$0.150
3rd Quarter 2018	$76,100	$-	$8,487,303	$0.150
4th Quarter 2018	$26,834	$-	$8,465,629	$0.150
1st Quarter 2019	$26,407	$-	$8,399,351	$0.150
2nd Quarter 2019	$62,925	$-	$8,618,291	$0.150
3rd Quarter 2019	$990,364	$-	$8,649,607	$0.150
4th Quarter 2019	$1,360,551	$-	$8,586,703	$0.150

(1)	Declared distributions are paid monthly in arrears.
(2)	Declared distributions are paid quarterly in arrears. See Note 7, Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds or additional preferred dividends as a result of additional issuances of Series A Convertible Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2019, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	5,630,071
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	5,630,071

(1)

The total number of shares of our Class A common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of Class A and Class T common stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2019, we had 59,135,017 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On October 3, 2019, we issued 2,931.52 shares of restricted stock to Joseph H. Robinson in connection with his appointment as our Chief Operations Officer.  Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were exempt from registration.

On October 29, 2019, we issued 150,000 shares of our Series A Preferred Stock to the Investor, as defined and described elsewhere in this report.  Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were exempt from registration.  We relied on this exemption from registration based in part on representations made by the Investor. See Note 7, Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of December 31, 2019, approximately $43.4 million of common stock was available for redemption and approximately $0.4 million was included in accrued expenses and other liabilities as of December 31, 2019. During the three months ended December 31, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2019	39,222	$10.45	39,222	2,425,180
November 30, 2019	—	$—	—	2,425,180
December 31, 2019	—	$—	—	2,425,180

On August 26, 2019, our board of directors approved the suspension of our share redemption program effective as of September 27, 2019, except with respect to redemption requests made in connection with the death or disability of a stockholder, redemption due to confinement to a long-term care facility, or other exigent circumstances. See Note 12 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015
Operating Data
Total revenues	$109,528,549	$80,412,257	$76,108,906	$45,431,146	$17,905,699
Operating income (loss)	11,588,012	16,151,443	3,575,111	(14,910,503)	(5,076,880)
Net loss attributable to common stockholders	(24,750,333)	(3,698,377)	(14,864,065)	(26,090,385)	(15,290,941)
Net loss per Class A Share- basic and diluted	(0.42)	(0.06)	(0.27)	(0.65)	(2.56)
Net loss per Class T Share- basic and diluted	(0.42)	(0.06)	(0.27)	(0.65)	(2.56)
Dividends declared per common share	0.60	0.60	0.60	0.60	0.60
Balance Sheet Data
Real estate facilities	$1,173,825,368	$820,296,026	$829,679,477	$727,455,733	$156,244,550
Total assets	1,311,433,731	796,354,037	817,497,838	752,553,611	193,446,828
Total debt	712,733,002	406,084,103	396,792,902	320,820,740	23,029,775
Total liabilities	775,802,382	418,870,325	410,062,755	331,209,006	26,371,397
Redeemable common stock	43,391,362	32,226,815	24,497,059	10,711,682	1,223,483
Series A Convertible Preferred Stock	146,426,164	-	-	-	-
Total equity	345,813,823	345,256,897	382,938,024	410,632,923	165,851,948
Other Data
Net cash provided by (used in) operating activities	$9,767,022	$18,359,125	$18,359,125	$19,935,013	$(1,252,240)
Net cash used in investing activities	(347,783,873)	(3,179,291)	(3,179,291)	(57,546,328)	(140,865,350)
Net cash provided by (used in) financing activities	392,223,412	(12,541,473)	(12,541,473)	31,278,664	163,690,908

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV the “Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

In our initial public offering, which commenced on January 10, 2014 and ended on January 9, 2017, we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”) and sold approximately 48.4 million Class A Shares and approximately 7.3 million Class T Shares for approximately $493 million and $73 million, respectively.

As of December 31, 2019, we owned 112 self storage properties located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area) comprising of approximately 72,000 units and approximately 8.2 million rentable square feet.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable and is not amortized. We perform an annual impairment test for goodwill and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized

Trademarks Valuation

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections and assumptions to determine value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for seven years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the estimated fair values for the trademarks.

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

Recent Market Conditions

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported globally, including in the United States and in the markets in which we operate.  Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a significant impact on the demand for self storage space resulting from the COVID-19 outbreak as of the date of this report, if the outbreak causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as tenant insurance or similar programs.  Accordingly, reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 outbreak could reduce rental revenue and ancillary operating revenue produced by our facilities.  Concerns relating to such an outbreak could also prevent our on-site personnel from reporting for work at our facilities, which could adversely affect our ability to adequately manage our facilities.  In order to prevent the spread of COVID-19 there have been, and may continue to be temporary shut downs or restrictions placed on businesses by cities, counties, states, or the federal government. These orders have impacted, and may continue to impact, our facilities and operations. The ultimate extent of the impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the breadth or severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others.

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

As of December 31, 2019, 2018, and 2017, we owned 111, 83, and 83 operating self storage facilities, respectively. Our operating results for the year ended December 31, 2017 include full year periods for 77 self storage facilities plus partial year periods for the six self storage facilities we acquired in the first quarter of 2017. Our operating results for the year ended December 31, 2018 included full year periods for the 83 self storage facilities owned as of December 31, 2017. Our operating results for the year ended December 31, 2019 included full year periods for the 83 self storage facilities owned as of December 31, 2018, plus partial year periods for the 29 operating self storage facilities we acquired in 2019, one of which was sold in October 2019. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

During the year ended December 31, 2019 our operations were substantially impacted by the SSGT Mergers and the Self Administration Transaction along with the additional debt incurred to finance such transactions.  Below is a summary of the impact of each of those transactions.

SSGT Mergers

On January 24, 2019, we merged with SSGT, a REIT focused on opportunistic self storage properties, including development and lease-up properties. Through the SSGT Mergers, we acquired 27 operating self storage facilities which had a physical occupancy of approximately 77% at acquisition, along with one property that was subsequently sold in October 2019 located in San Antonio, Texas, one development property in the Greater Toronto, Canada area and the rights to acquire another property under development in Gilbert, Arizona, which was acquired in July 2019.  While the SSGT portfolio generated positive net operating income during 2019, the portfolio was not yet physically or economically stabilized and is expected to continue to grow in various key metrics. The chart below illustrates the growth in occupancy and total revenues in the SSGT portfolio of assets since the completion of the SSGT Mergers:

(1)

Physical occupancy represents the percentage of square feet occupied for 27 SSGT operating properties through June 30, 2019, and 28 properties thereafter including the newly acquired Gilbert property. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was sold in October 2019, has been excluded from all periods.

(2)

Total revenue represents the total self storage revenues earned during each respective quarter for 27 SSGT operating properties through June 30, 2019 and all 28 SSGT operating properties thereafter. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was sold in October 2019, has been excluded from all periods.

(3)

Physical occupancy declined from June 30, 2019 to September 30, 2019 due to the inclusion of the Gilbert property, which was acquired in July 2019 at 0% occupancy. The equivalent September 30, 2019 and December 31, 2019 occupancies for the 27 properties presented as of June 30, 2019 were approximately 84% and 85%, respectively.

Over the next 24 to 36 months, we believe the SSGT portfolio will continue to grow revenues and net operating income, and will become accretive to FFO, as adjusted, and cash flow over that time. While FFO, as adjusted, for the current year was diluted as a result of the SSGT Mergers and associated increase in debt and interest expense, the continued progress in metrics such as physical occupancy and total revenue, coupled with the acquisition of the Gilbert property and the completion of the Toronto development property, we believe will result in accretive cash flows and FFO, as adjusted, in the future. While we expect physical occupancy to continue to improve as the SSGT properties continue to approach stabilization, the acquisition of the Gilbert property has caused a short term decline in portfolio physical occupancy as of December 31, 2019, and we expect a similar effect on physical occupancy upon the opening and inclusion of the Toronto development in that metric. However, total revenue for the SSGT portfolio has continued to increase, as the other properties continue to increase physical occupancy and achieve higher rental rates.

Self Administration Transaction

On June 28, 2019, we completed the Self Administration Transaction, in which we became self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV and SSGT II. Additionally, we now have the internal capability to originate, structure and manage additional investment products which would be sponsored by SRA. The Self Administration Transaction and the other transactions discussed herein were approved by our board of directors at the recommendation of a special committee of our board of directors comprised solely of independent directors. As a result of the Self Administration Transaction, we now own all the intellectual property associated with the “SmartStop® Self Storage” brand name, including the trademarks, domain names, websites, internal processes and procedures utilized across the United States and Canada. We also acquired a dedicated workforce of over 350 self storage professionals who were previously employees of SAM. With the Self Administration Transaction we became a self-managed and fully-integrated self storage company.

Our 2019 operating results have been, and we expect our operating results in future periods will continue to be, significantly impacted by the Self Administration Transaction. As a result of the Self Administration Transaction, effective June 28, 2019, we no longer incur acquisition, asset and property management fees, which we previously incurred while we were externally advised. Additionally, we now receive 100% of economics related to the Tenant Programs. However, we now incur additional compensation expense and related overhead costs. Additionally, we now are the sponsor of the Managed REITs, generating revenue and incurring expenses associated with such activities.

As the assets under management of the Managed REITs increase, we expect to see an increase in property management and asset management fees, as well as incremental revenues from our Tenant Program joint ventures. At the time of the Self Administration Transaction, the total assets under management of the Managed REITs was approximately $220 million. As of December 31, 2019, the Managed REITs had total assets under management of approximately $350 million, an increase of approximately $135 million since the close of the Self Administration Transaction. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Below we have summarized the estimated impact, before noncontrolling interests, depreciation, amortization and interest expense related to the Self Administration Transaction to our consolidated financial statements (in millions):

For the Year Ended December 31,
Description	2019
Elimination of property management and asset management fees	$7.2
Incremental Tenant Program revenues	1.0
Incremental compensation and other expenses	(4.6)
Other	0.3
Total	$3.9

Comparison of the Years Ended December 31, 2019 and 2018

Total Self Storage Revenues

Total self storage related revenues for the years ended December 31, 2019 and 2018 were approximately $103.2 million and $80.4 million, respectively. The increase in total self storage revenues of approximately $22.8 million, or 28.3%, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers (approximately $22.0 million), incremental Tenant Program revenues generated on our wholly owned assets primarily as a result of the Self Administration Transaction (approximately $1.5 million), and same-store increases, excluding the impact of the incremental Tenant Program revenues, of approximately $1.1 million, or 1.6% (see same-store facility results table and related footnotes for the years ended December 31, 2019 and 2018 for further discussion), partially offset by the impact of adopting ASU 2016-02, which reduced total self storage revenues by approximately $1.7 million as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue. We expect total self storage revenues to increase in future periods as the SSGT properties become economically and physically stabilized.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the years ended December 31, 2019 and 2018 was approximately $3.1 million and none, respectively. Such revenue consisted of approximately $1.5 million of asset management fee revenue, approximately $0.7 million of property management fee revenue and approximately $0.9 million of other revenue earned pursuant to our management contracts with the Managed REITs. This revenue was derived from the Managed REIT Platform business, effective June 28, 2019, as a result of the Self Administration Transaction. We expect our Managed REIT Platform revenue will grow in future periods as we own the platform for the full fiscal period and as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2019 and 2018 were approximately $3.3 million and none, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase in future periods as we own the platform for the full fiscal period and as our Managed REITs acquire additional properties.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2019 and 2018 were approximately $35.7 million (or 34.6% of self storage revenue) and $25.2 million (or 31.4% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $10.5 million, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers (approximately $9.4 million), an increase of approximately $0.5 million related to increased compensation expense as a result of the Self Administration Transaction, and an increase in same-store operating expenses of approximately $1.6 million, primarily attributable to repairs and maintenance, and property taxes, partially offset by the impact of adopting ASU 2016-02, which reduced 2019 same store property operating expenses by approximately $1.2 million. We expect property operating expenses to decrease as a percentage of revenue as overall occupancy grows and therefore revenues increases, particularly in the SSGT properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2019 and 2018 were approximately $6.6 million and $10.3 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $3.6 million is primarily attributable to the Self Administration Transaction, offset by costs related to the 28 operating self storage facilities acquired in January 2019 in connection with the SSGT Mergers. As a result of the Self Administration Transaction, we no longer incur such expenses.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the years ended December 31, 2019 and 2018 were approximately $2.7 million and none, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement (as defined in Note 4, Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. We expect Managed REIT Platform expenses to increase in future periods as we own the platform for the full fiscal period and, to a lesser extent, as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2019 and 2018 were approximately $3.3 million and none, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase in future periods as we own the platform for the full fiscal period and as our Managed REITs acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2019 and 2018 were approximately $10.5 million and $4.8 million, respectively. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense, an allocation of our Former External Advisor’s payroll related costs (through June 27, 2019) and board of directors related costs.  Additionally, since June 28, 2019, as a result of the Self Administration Transaction, we recorded an incremental increase of approximately $4.6 million of payroll and overhead related costs now that we are self-managed. The 2018 general and administrative expenses were indicative of an externally-advised structure for the entire year, whereas effective June 28, 2019, we became self-managed and employ our own workforce. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2019 and 2018 were approximately $41.1 million and $22.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers, as well as the intangible assets and depreciation on our corporate office, acquired in the Self Administration Transaction.

Self Administration Transaction Expenses

Self administration transaction expenses for the years ended December 31, 2019 and 2018 were approximately $1.6 million and none, respectively. Self administration transaction expenses consist primarily of legal fees, and fees and expenses of our professional and financial advisors.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2019 and 2018 were approximately $84,000 and $72,000, respectively. Acquisition expenses – affiliates primarily relates to acquisition costs that were reimbursable to an affiliate and incurred in the pursuit of self storage properties which may be acquired in future periods, but did not meet our capitalization criteria. As a result of the Self Administration Transaction, we no longer incur such expenses.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2019 and 2018 were approximately $0.1 million and $1.1 million, respectively. These acquisition expenses were incurred prior to such acquisitions becoming probable in accordance with our capitalization policy.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the years ended December 31, 2019 and 2018 were approximately $37.4 million and $17.6 million, respectively. The increase of approximately $19.8 million is primarily attributable to the additional debt obtained in connection with the SSGT Mergers during the first quarter of 2019, and to a lesser extent, the additional debt obtained in connection with the Self Administration Transaction. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2019 and 2018 were approximately $4.0 million and $1.6 million, respectively. The increase in interest expense – debt issuance costs of $2.4 million is primarily attributable to costs related to the new debt obtained in connection with the SSGT Mergers.  We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the years ended December 31, 2019 and 2018 was approximately $2.6 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to prepayment penalties related to the early pay off of the Raleigh/Myrtle Beach promissory note, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers and the loans that were paid off in connection with the issuance of Series A Convertible Preferred Stock.

Gain Resulting from Acquisition of Unconsolidated Affiliates

Gain resulting from acquisition of unconsolidated affiliates for the years ended December 31, 2019 and 2018 was approximately $8.0 million and none, respectively. The gain was related to our remeasurement to fair value of the Tenant Programs joint ventures upon our acquisition of 100% of such entities in the Self Administration Transaction.

Gain on Sale of Real Estate

Gain on sale of real estate for the years ended December 31, 2019 and 2018 was approximately $3.9 million and none, respectively. The gain was related to the October 18, 2019 sale of a self storage facility we owned in San Antonio, Texas (the “San Antonio II Property”).

Other

Other for the years ended December 31, 2019 and 2018 represented net expenses of approximately $0.6 million and $0.7 million, respectively. Other consists primarily of state and federal tax expense, accretion of deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting.

Same-Store Facility Results – Years Ended December 31, 2019 and 2018

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2018, excluding the Centennial property, which was a lease-up facility during 2018) for the years ended December 31, 2019 and 2018. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities				Non Same-Store Facilities			Total
	2019	2018	% Change		2019	2018	% Change	2019	2018	% Change
Revenue (3)	$80,363,783	$79,723,033	0.8%	(1)(2)	$22,837,477	$689,224	N/M	$103,201,260	$80,412,257	28.3%
Property operating expenses (4)	28,041,358	29,562,112	(5.1)%	(1)(2)	10,664,864	475,698	N/M	38,706,222	30,037,810	28.9%
Property operating income	$52,322,425	$50,160,921	4.3%	(2)	$12,172,613	$213,526	N/M	$64,495,038	$50,374,447	28.0%
Number of facilities	82	82			30	1		112	83
Rentable square feet (5)	5,963,100	5,963,100			2,261,200	66,500		8,224,300	6,029,600
Average physical occupancy (6)	88.7%	88.5%			N/M	N/M		86.3%	88.5%
Annualized revenue per occupied square foot (7)	$16.01	$15.92			N/M	N/M		$15.57	$15.89

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

(2)	Pro forma same-store operating results as adjusted for ASU 2016-02 Leases (Topic 842) as discussed above:

	Same-Store Facilities
	2019	2018, as adjusted	% Change
Revenue	$80,363,783	$78,528,571	2.3%
Property operating expenses	28,041,358	28,367,650	(1.2)%
Property operating income	$52,322,425	$50,160,921	4.3%

The pro forma results shown have been impacted by the Self Administration Transaction along with other normal operations.

The same-store pro forma revenue growth of approximately $1.8 million includes approximately $0.7 million of incremental Tenant Programs revenues recognized in the year ended December 31, 2019 as a result of the Self Administration Transaction, along with approximately $1.1 million in same-store rental revenue growth, which represents same-store rental growth of approximately 1.4%.

The same-store pro forma property operating expenses decreased approximately $0.3 million consisting of net savings of approximately $2.0 million associated with being self-managed, partially offset by increases in same-store property operating expenses of approximately $1.8 million, or approximately 5.9%, primarily related to increased property taxes and advertising expense.

(3)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(4)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees if applicable.

(5)

Of the total rentable square feet, parking represented approximately 695,000 square feet and 540,000 square feet as of December 31, 2019 and 2018, respectively. On a same-store basis, for the same periods, parking represented approximately 540,000 square feet.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Year Ended December 31,
	2019	2018
Net loss	$(25,095,538)	$(3,720,730)
Adjusted to exclude:
Managed REIT Platform revenue	(3,068,306)	—
Asset management fees (1)	3,622,559	5,445,528
Managed REIT Platform expenses	2,739,556	—
General and administrative	10,461,453	4,848,447
Depreciation	29,605,278	20,379,694
Intangible amortization expense	11,493,394	2,422,997
Contingent earnout expense	200,000	—
Self administration transaction expenses	1,572,238	—
Acquisition expenses—affiliates	84,061	72,179
Other property acquisition expenses	141,489	1,054,159
Gain on sale of real estate	(3,944,696)	—
Interest expense	37,563,247	18,002,274
Interest expense—accretion of fair market value of secured debt	(131,611)	(413,353)
Interest expense—debt issuance costs	3,996,676	1,582,049
Net loss on extinguishment of debt	2,647,633	—
Gain resulting from acquisition of unconsolidated affiliates	(8,017,353)	—
Other	624,958	701,203
Total property operating income	$64,495,038	$50,374,447

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of the Years Ended December 31, 2018 and 2017

Total Self Storage Revenues

Total self storage revenues for the years ended December 31, 2018 and 2017 were approximately $80.4 million and $76.1 million, respectively. The increase in total self storage revenue of approximately $4.3 million (or 5.7%) is primarily attributable to same-store revenue growth of approximately $2.8 million and approximately $1.5 million related to a full year of operations for six self storage facilities acquired during the year ended December 31, 2017.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2018 and 2017 were approximately $25.2 million (or 31.4% of total self storage revenues) and $24.5 million (or 32.2% of total revenues), respectively. Property operating expenses includes the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in same-store property operating expenses of approximately $0.7 million is primarily attributable to an increase in advertising expense, repairs and maintenance, and property taxes, offset by a decrease in payroll.

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

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2018 and 2017 were approximately $4.8 million and $3.5 million, respectively. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Former Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to increases in our Former Advisor’s payroll related and marketing costs as a result of the change in property management, board of directors’ costs related to the SSGT Mergers, and legal costs related to the Canadian amalgamation.

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

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2018 and 2017 were approximately $1.1 million and $0.3 million, respectively. For the year ended December 31, 2018, these costs primarily relate to costs for the SSGT Mergers prior to such mergers becoming probable in accordance with our capitalization policy.

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

Same-Store Facility Results – Years Ended December 31, 2018 and 2017

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2017, excluding the Oakville I property, which was a lease-up facility during 2017) for the years ended December 31, 2018 and 2017. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or development activity.

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

(3)

Of the total rentable square feet, parking represented approximately 540,000 square feet as of December 31, 2018 and 2017. On a same-store basis, for the same periods, parking represented approximately 530,000 square feet.

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

Our increase in same-store revenue of approximately $2.8 million was primarily the result of increased revenue per occupied square foot of approximately 9.5% net of decreased average physical occupancy of approximately 4.2% for the year ended December 31, 2018 over the year ended December 31, 2017. Contributing to the increase was approximately $1.1 million of Tenant Program related revenue.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net loss (attributable to common stockholders)	$(24,750,333)	$(3,698,377)	$(14,864,065)
Add:
Depreciation of real estate	29,188,668	20,134,068	19,777,620
Amortization of real estate related intangible assets	8,441,245	2,422,997	13,512,217
Deduct:
Gain resulting from acquisition of unconsolidated affiliates(1)	(8,017,353)	—	—
Gain on sale of real estate	(3,944,696)	—	—
Adjustment for noncontrolling interests	(2,079,045)	(154,213)	(274,222)
FFO (attributable to common stockholders)	(1,161,514)	18,704,475	18,151,550
Other Adjustments:
Intangible amortization expense - contracts(2)	3,052,149	—	—
Acquisition expenses(3)	225,550	1,126,338	504,599
Self administration transaction expenses(4)	1,572,238	—	—
Contingent earnout expense(5)	200,000	—	—
Accretion of fair market value of secured debt(6)	(131,611)	(413,353)	(340,382)
Net loss on extinguishment of debt(7)	2,647,633	—	—
Foreign currency and interest rate derivative (gains) losses, net(8)	730,719	151,777	(163,571)
Accretion of deferred tax liabilities(2)	(806,083)	—	—
Adjustment for noncontrolling interests	(619,663)	(3,957)	(3,773)
FFO, as adjusted (attributable to common stockholders)	$5,709,418	$19,565,280	$18,148,423

As discussed in the Results of Operations, our 2019 results have been significantly impacted by the SSGT Mergers and additional debt incurred to finance such acquisition. FFO, as adjusted was negatively impacted in the current year due to the additional interest expense associated with the new debt and due to many of the properties acquired in the SSGT Mergers being lease-up properties, many of which were not physically or economically stabilized.  We expect that as the SSGT portfolio continues to lease-up and stabilize that it will be accretive to FFO, as adjusted as the net operating income increases. The information below should be read in conjunction with the discussion regarding the SSGT Mergers and Self Administration Transaction.

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

(5)

The contingent earnout expense represents the adjustment to the fair value of the Class A-2 Units issued in connection with Self Administration Transaction. FFO is adjusted to arrive at FFO, as adjusted, as this item is not a primary driver in our decision-making process and excluding this provides investors a view of our continuing operating portfolio performance over time.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Interest expense - debt issuance costs of approximately $4.0 million, $1.6 million, and $2.2 million respectively, were recognized for the years ended December 31, 2019, 2018, and 2017.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Change
Net cash flow provided by (used in):
Operating activities	$9,767,022	$18,359,125	$(8,592,103)
Investing activities	$(347,783,873)	$(3,179,291)	$(344,604,582)
Financing activities	$392,223,412	$(12,541,473)	$404,764,885

Cash flows provided by operating activities for the years ended December 31, 2019 and 2018 were approximately $9.8 million and $18.4 million, respectively, a decrease of approximately $8.6 million. The decrease in cash provided by our operating activities is primarily the result of a decrease in net income when excluding the impact of non-cash adjustments, including depreciation, amortization, net loss on extinguishment of debt, gain resulting from acquisition of unconsolidated affiliates and gain on sale of real estate.  The decrease in net income when excluding the impact of non-cash adjustments and the gain on sale of real estate comprises a decrease in cash provided by operating activities of approximately $10.9 million, offset by an increase of approximately $2.3 million resulting from a change in working capital accounts.

Cash flows used in investing activities for the years ended December 31, 2019 and 2018 were approximately $347.8 million and $3.2 million, respectively, an increase in the use of cash of approximately $344.6 million. The change in cash used in investing activities primarily relates to cash consideration paid of approximately $345.5 million for the SSGT Mergers in the first quarter of 2019.

Cash flows provided by (used in) financing activities for the years ended December 31, 2019 and 2018 were approximately $392.2 million and ($12.5 million), respectively, a change of approximately $404.8 million. The increase in cash provided by financing activities is primarily attributable to the approximately net $275 million increase in net debt issued in 2019, primarily related to the SSGT Mergers, and the issuance of $150 million in Series A Convertible Preferred Stock, offset by distributions of approximately $20.6 million.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our Primary Offering terminated on January 9, 2017. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances, net cash provided by property operations and the Managed REIT Platform as well as the proceeds from further issuances of our Series A Convertible Preferred Stock.  Alternatively, we may issue additional secured or unsecured financing from banks or other lenders.

Series A Convertible Preferred Stock

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations. See Note 7, Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Distribution Policy and Distributions

Preferred Stock Dividends

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum, which accrues daily but is payable quarterly in arrears. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is either converted or repurchased in full.

Common Stock Distributions

On December 18, 2019, our board of directors declared a distribution rate for the first quarter of 2020 of approximately $0.001639 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2020 and continuing on each day thereafter through and including March 31, 2020. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share.  Such distributions payable to each stockholder of record during a month will be paid the following month.

Background and History of Common Stock Distributions

Historically, we have primarily made distributions to our common stockholders using proceeds of the Offering in anticipation of future cash flow. As such, this reduced the amount of capital we ultimately had available to invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. The terms of the Series A Convertible Preferred Stock place certain restrictions on our ability to pay distributions to our common stockholders. In general, we are prohibited from paying distributions to our common stockholders other than regular cash dividends on a basis consistent with past practice and dividends payable in shares of common stock in connection with an initial listing of such shares. Accordingly, we are presently only permitted to pay cash distributions, which may be reinvested in stock pursuant to our DRP, unless otherwise approved by the holder of the Series A Convertible Preferred Stock. Absent the foregoing restrictions, our charter allows our board of directors to authorize payments to stockholders in cash or other assets of the Company or in stock, including in stock of one class payable to holders of stock of another class.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt or other financing sources.

Distributions are paid to our common stockholders based on the record date selected by our board of directors. We currently declare and pay such distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2019		Year Ended December 31, 2018
Distributions paid in cash – common stockholders	$18,207,418		$17,566,799
Distributions paid in cash – Operating Partnership unitholders	2,440,247		253,480
Distributions reinvested	16,046,534		16,057,113
Total distributions	$36,694,199		$33,877,392
Source of distributions
Cash flows provided by operations	$9,767,022	26.6%	$18,359,125	54.2%
Cash provided by financing activities	10,880,643	29.7%	-	0.0%
Offering proceeds from distribution reinvestment plan	16,046,534	43.7%	15,518,267	45.8%
Total sources	$36,694,199	100%	$33,877,392	100%

From our inception through December 31, 2019, we paid cumulative distributions of approximately $133.5 million, as compared to cumulative FFO of approximately $24.8 million. For the year ended December 31, 2019, we paid distributions of approximately $36.7 million, as compared to FFO of approximately ($1.2) million, which reflects acquisition related expenses of approximately $0.2 million, and a net loss on extinguishment of debt of approximately $2.6 million. For the year ended December 31, 2018, we paid distributions of approximately $33.9 million, as compared to FFO of approximately $18.7 million which reflects acquisition related expenses of approximately $1.1 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from proceeds received through further issuances of our Series A Convertible Preferred Stock, from debt financing and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2019, our total indebtedness was approximately $712.7 million, which included approximately $302.2 million in fixed rate debt, $417.5 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $7.6 million in net debt issuance costs. One of our loans has an initial maturity date within the next year. We intend to either extend this loan pursuant to existing extension options, or refinance through other debt financing. See Note 6 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due during the years ending December 31:
	Total	2020	2021-2022	2023-2024	Thereafter
Debt interest(1)	$140,032,127	$33,054,106	$46,471,905	$26,877,757	$33,628,359
Debt principal(2)	719,769,887	86,208,937	336,250,414	50,419,724	246,890,812
Total contractual obligations	$859,802,014	$119,263,043	$382,722,319	$77,297,481	$280,519,171

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2019.

(2)	Amount represents principal payments only, excluding net debt premium and debt issuance costs.

Off-Balance Sheet Arrangements

Other than our minority equity investment in an auction company (See Note 10, Related Party Transactions, of the Notes to the Consolidated Financial Statements contained in this report), we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Subsequent Events

Please see Note 15 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of December 31, 2019, our net debt was approximately $712.7 million, which included approximately $302.2 million in fixed rate debt, $417.5 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $7.6 million in net debt issuance costs. As of December 31, 2018, our net debt was approximately $406.1 million, which included approximately $225.6 million in fixed rate debt, $182.6 million in variable rate debt and approximately $1.2 million in net debt premium less approximately $3.4 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.0 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2019:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt	$708,277	$1,294,639	$2,914,829	$3,384,578	$47,035,146	$246,890,812	$302,228,281
Average interest rate(1)	4.63%	4.63%	4.63%	4.63%	4.59%	4.52%
Variable rate debt	$85,500,660	$11,528,946	$320,512,000	$—	$—	$—	$417,541,606
Average interest rate(1)	4.60%	4.66%	4.67%	N/A	N/A	N/A

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2019. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2019.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company will hold its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) on June 12, 2020.  The Company currently contemplates that its definitive proxy materials will be made available to stockholders beginning on or about April 15, 2020. Stockholders may submit written proposals to the Company on matters appropriate for stockholder action at the 2020 Annual Meeting by following the rules of the SEC and the requirements of the Company’s bylaws.  For such proposals to be considered for inclusion in the Company’s proxy materials, such proposals must be received by the Company by April 5, 2020 which we believe is a reasonable time before we begin to print and mail our proxy materials for the 2020 Annual Meeting.  Pursuant to the Company’s bylaws, for nominations or other business to be properly brought by a stockholder at the 2020 Annual Meeting, the stockholder must give timely notice thereof in writing to the secretary of the Company.  Because the date of the 2020 Annual Meeting is being advanced by more than 30 days before the first anniversary of the date of mailing of the notice for the 2019 Annual Meeting, in accordance with the Company’s bylaws, the deadline for notice by a stockholder is the 10th day following the day on which disclosure of the date of mailing of the notice for such meeting is first made, or April 6, 2020.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

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

FOR THE YEAR ENDED DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SmartStop Self Storage REIT, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartStop Self Storage REIT, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 27, 2020

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	December 31,
	2019	2018
ASSETS
Real estate facilities:
Land	$332,350,688	$269,522,776
Buildings	780,969,455	507,580,145
Site improvements	60,505,225	43,193,105
	1,173,825,368	820,296,026
Accumulated depreciation	(83,692,491)	(54,264,685)
	1,090,132,877	766,031,341
Construction in process	12,237,722	130,383
Real estate facilities, net	1,102,370,599	766,161,724
Cash and cash equivalents	62,279,757	10,272,020
Restricted cash	6,291,366	3,740,188
Investments in and advances to Managed REITs	6,072,399	—
Other assets, net	6,318,037	14,580,417
Debt issuance costs, net of accumulated amortization	—	36,907
Intangible assets, net of accumulated amortization	30,040,426	1,562,781
Trademarks, net of accumulated amortization	19,688,167	—
Goodwill	78,372,980	—
Total assets	$1,311,433,731	$796,354,037
LIABILITIES AND EQUITY
Debt, net	$712,733,002	$406,084,103
Accounts payable and accrued liabilities	18,576,230	7,691,990
Due to affiliates	1,624,474	2,203,837
Distributions payable	5,159,105	2,890,395
Contingent earnout	31,100,000	—
Deferred tax liability	6,609,571	—
Total liabilities	775,802,382	418,870,325
Commitments and contingencies (Note 12)
Redeemable common stock	43,391,362	32,226,815
Preferred Stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 150,000 shares issued and outstanding with an aggregate liquidation preference of $151,665,753 at December 31, 2019, and none issued and outstanding at December 31, 2018	146,426,164	—
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 51,435,124 and 50,437,059 shares issued and outstanding at December 31, 2019 and 2018, respectively	51,435	50,437
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,699,893 and 7,533,790 issued and outstanding at December 31, 2019 and 2018, respectively	7,700	7,534
Additional paid-in capital	491,433,240	500,474,807
Distributions	(128,642,787)	(94,248,326)
Accumulated deficit	(87,090,486)	(62,340,153)
Accumulated other comprehensive income (loss)	(1,955,335)	1,390,354
Total SmartStop Self Storage REIT, Inc. equity	273,803,767	345,334,653
Noncontrolling interests in our Operating Partnership	71,988,256	(77,756)
Other noncontrolling interests	21,800	—
Total noncontrolling interests	72,010,056	(77,756)
Total equity	345,813,823	345,256,897
Total liabilities and equity	$1,311,433,731	$796,354,037

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues:
Self storage rental revenue	$99,494,560	$78,473,091	$75,408,257
Ancillary operating revenue	3,706,700	1,939,166	700,649
Managed REIT Platform revenue	3,068,306	—	—
Reimbursable costs from Managed REITs	3,258,983	—	—
Total revenues	109,528,549	80,412,257	76,108,906
Operating expenses:
Property operating expenses	35,723,111	25,228,704	24,487,854
Property operating expenses – affiliates	6,605,670	10,254,634	10,631,362
Managed REIT Platform expenses	2,739,556	—	—
Reimbursable costs from Managed REITs	3,258,983	—	—
General and administrative	10,461,453	4,848,447	3,457,907
Depreciation	29,605,278	20,379,694	19,939,856
Intangible amortization expense	11,493,394	2,422,997	13,512,217
Contingent earnout expense	200,000	—	—
Self administration transaction expenses	1,572,238	—	—
Acquisition expenses – affiliates	84,061	72,179	212,577
Other property acquisition expenses	141,489	1,054,159	292,022
Total operating expenses	101,885,233	64,260,814	72,533,795
Gain on sale of real estate	3,944,696	—	—
Operating income	11,588,012	16,151,443	3,575,111
Other income (expense):
Interest expense	(37,563,247)	(18,002,274)	(16,356,565)
Interest expense – accretion of fair market value of secured debt	131,611	413,353	340,382
Interest expense – debt issuance costs	(3,996,676)	(1,582,049)	(2,177,833)
Net loss on extinguishment of debt	(2,647,633)	—	—
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	—
Other	(624,958)	(701,203)	(367,385)
Net loss	(25,095,538)	(3,720,730)	(14,986,290)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,010,959	22,353	122,225
Less: Distributions to preferred stockholders	(1,665,754)	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(24,750,333)	$(3,698,377)	$(14,864,065)
Net loss per Class A share – basic and diluted	$(0.42)	$(0.06)	$(0.27)
Net loss per Class T share – basic and diluted	$(0.42)	$(0.06)	$(0.27)
Weighted average Class A shares outstanding – basic and diluted	50,734,472	49,902,967	48,781,865
Weighted average Class T shares outstanding – basic and diluted	7,607,654	7,441,250	7,240,953

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net loss	$(25,095,538)	$(3,720,730)	$(14,986,290)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,371,517	(4,850,547)	3,947,683
Foreign currency hedge contract gains (losses)	(3,226,682)	5,251,438	(4,101,495)
Interest rate swap and cap contract gains (losses)	(2,575,366)	(379,745)	145,070
Other comprehensive income (loss)	(3,430,531)	21,146	(8,742)
Comprehensive loss	(28,526,069)	(3,699,584)	(14,995,032)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,095,801	22,226	122,296
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(26,430,268)	$(3,677,358)	$(14,872,736)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2019, 2018 and 2017

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2016	47,174,543	$47,174	6,585,799	$6,586	$480,692,731	$(27,665,337)	$(43,777,711)	$1,377,950	$410,681,393	$(48,470)	$410,632,923	$-	$10,711,682
Gross proceeds from issuance of common stock	1,027,612	1,028	564,591	565	17,309,777	—	—	—	17,311,370	—	17,311,370	—	—
Offering costs	—	—	—	—	(1,748,589)	—	—	—	(1,748,589)	—	(1,748,589)	—	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	4,875,454	4,875,454	—	—
Changes to redeemable common stock	—	—	—	—	(16,004,705)	—	—	—	(16,004,705)	—	(16,004,705)	—	16,004,705
Redemptions of common stock	(181,413)	(181)	(7,360)	(7)	—	—	—	—	(188)	—	(188)	—	(2,219,328)
Distributions	—	—	—	—	—	(32,896,167)	—	—	(32,896,167)	—	(32,896,167)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(277,290)	(277,290)	—	—
Issuance of shares for distribution reinvestment plan	1,365,350	1,365	207,112	207	16,004,705	—	—	—	16,006,277	—	16,006,277	—	—
Stock compensation expense	—	—	—	—	33,971	—	—	—	33,971	—	33,971	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(14,864,065)	—	(14,864,065)	—	(14,864,065)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(122,225)	(122,225)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,947,683	3,947,683	—	3,947,683	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(4,101,495)	(4,101,495)	—	(4,101,495)	—	—
Interest rate swap contract gain and cap contract gain	—	—	—	—	—	—	—	145,070	145,070	—	145,070	—	—
Balance as of December 31, 2017	49,386,092	49,386	7,350,142	7,351	496,287,890	(60,561,504)	(58,641,776)	1,369,208	378,510,555	4,427,469	382,938,024	—	24,497,059

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2017	49,386,092	49,386	7,350,142	7,351	496,287,890	(60,561,504)	(58,641,776)	1,369,208	378,510,555	4,427,469	382,938,024	—	24,497,059
Conversion of OP Units to common stock	483,124	483	—	—	4,253,526	—	—	—	4,254,009	(4,254,009)	—	—	—
Redemption of interest in subsidiary	—	—	—	—	(125,000)	—	—	—	(125,000)	—	(125,000)	—	—
Offering costs	—	—	—	—	(16,902)	—	—	—	(16,902)	—	(16,902)	—	—
Issuance of restricted stock	10,500	11	—	—	—	—	—	—	11	—	11	—	—
Changes to redeemable common stock	—	—	—	—	(16,055,585)	—	—	—	(16,055,585)	—	(16,055,585)	—	16,055,585
Redemptions of common stock	(768,313)	(768)	(19,664)	(20)	—	—	—	—	(788)	—	(788)	—	(8,325,829)
Distributions	—	—	—	—	—	(33,686,822)	—	—	(33,686,822)	—	(33,686,822)	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	(228,863)	(228,863)	—	—
Issuance of shares for distribution reinvestment plan	1,325,656	1,325	203,312	203	16,055,585	—	—	—	16,057,113	—	16,057,113	—	—
Stock compensation expense	—	—	—	—	75,293	—	—	—	75,293	—	75,293	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(3,698,377)	—	(3,698,377)	—	(3,698,377)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(22,353)	(22,353)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,850,547)	(4,850,547)	—	(4,850,547)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	5,251,438	5,251,438	—	5,251,438	—	—
Interest rate swap and cap contract losses	—	—	—	—	—	—	—	(379,745)	(379,745)	—	(379,745)	—	—
Balance as of December 31, 2018	50,437,059	50,437	7,533,790	7,534	500,474,807	(94,248,326)	(62,340,153)	1,390,354	345,334,653	(77,756)	345,256,897	—	32,226,815

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	50,437	7,533,790	7,534	500,474,807	(94,248,326)	(62,340,153)	1,390,354	345,334,653	(77,756)	345,256,897	—	32,226,815
Offering costs	—	—	—	—	(42,039)	—	—	—	(42,039)	—	(42,039)	—	—
Issuance of Preferred Equity	—	—	—	—	—	—	—	—	—	—	—	150,000,000	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(3,573,836)	—
Issuance of limited partnership units in our Operating Partnership in connection with the SSGT Mergers	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399		—
Issuance of limited partnership units in our Operating Partnership in connection with the Self Administration Transaction	—	—	—	—	—	—	—	—	—	63,643,000	63,643,000		—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	—	—	—	—	9,687,035	—	—	—	9,687,035	9,112,965	18,800,000	—	—
Contribution of special limited partnership interest in exchange for limited partnership interests in our Operating Partnership	—	—	—	—	(18,800,000)	—	—	—	(18,800,000)	—	(18,800,000)	—	—
Noncontrolling interests related to the consolidated Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	21,800	21,800	—	—
Redemption of limited partnership interests held by our Former Advisor	—	—	—	—	(291,103)	—	—	—	(291,103)	91,103	(200,000)	—	—
Changes to redeemable common stock	—	—	—	—	(16,045,030)	—	—	—	(16,045,030)	—	(16,045,030)	—	16,046,535
Redemptions of common stock	(556,575)	(557)	(35,079)	(35)	—	—	—	—	(592)	—	(592)	—	(4,881,988)
Issuance of restricted stock	251,993	252	—	—	—	—	—	—	252	—	252	—	—
Distributions	—	—	—	—	—	(34,394,461)	—	—	(34,394,461)	—	(34,394,461)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,902,654)	(2,902,654)	—	—
Issuance of shares for distribution reinvestment plan	1,302,647	1,303	201,182	201	16,045,030	—	—	—	16,046,534	—	16,046,534	—	—
Stock compensation expense	—	—	—	—	404,540	—	—	—	404,540	—	404,540	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(24,750,333)	—	(24,750,333)	—	(24,750,333)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,010,959)	(2,010,959)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,311,488	2,311,488	60,029	2,371,517	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(3,030,727)	(3,030,727)	(195,955)	(3,226,682)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(2,626,450)	(2,626,450)	51,084	(2,575,366)	—	—
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(25,095,538)	$(3,720,730)	$(14,986,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,098,672	22,802,691	33,452,073
Change in deferred tax liability	(806,083)	—	—
Accretion of fair market value adjustment of secured debt	(131,611)	(413,353)	(340,382)
Amortization of debt issuance costs	3,996,676	1,582,049	1,424,790
Net loss on extinguishment of debt	2,647,633	—	—
Stock compensation expense	404,540	75,293	33,971
Contingent earnout expense	200,000	—	—
Unrealized foreign currency and derivative (gains) losses	(797,999)	151,777	(288,603)
Gain resulting from acquisition of unconsolidated affiliates	(8,017,353)	—	—
Gain on sale of real estate	(3,944,696)	—	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(835,114)	(1,237,429)	(1,421,813)
Accounts payable and accrued liabilities	1,576,029	(794,156)	1,721,910
Managed REITs receivables	(122,629)	—	—
Due to affiliates	(405,505)	(87,017)	339,357
Net cash provided by operating activities	9,767,022	18,359,125	19,935,013
Cash flows from investing activities:
SSGT Mergers, net of cash acquired	(345,538,595)	—	—
Self Administration Transaction, net of cash acquired	(3,292,958)	—	—
Purchase of real estate	(9,435,343)	—	(49,432,644)
Additions to real estate	(12,291,574)	(1,952,738)	(4,165,926)
Deposits on acquisition of real estate facilities	(200,000)	—	—
Investment in real estate joint ventures	—	(3,358,814)	—
Net proceeds from the sale of real estate	15,721,610	—	—
Settlement of foreign currency hedges	918,558	2,132,261	(3,947,758)
Purchase of foreign currency hedge	(147,347)	—	—
Settlement of company owned life insurance	3,122,962	—	—
Proceeds from sale of real estate joint venture	3,358,814	—	—
Net cash used in investing activities	(347,783,873)	(3,179,291)	(57,546,328)
Cash flows from financing activities:
Gross proceeds from issuance of debt	535,852,363	91,229,806	166,186,951
Repayment of debt	(251,732,077)	(72,513,082)	(130,671,050)
Scheduled principal payments on debt	(802,789)	(1,892,622)	(1,564,587)
Debt issuance costs	(8,531,362)	(1,892,495)	(548,206)
Prepaid debt issuance costs	—	(1,075,000)	—
Debt defeasance costs	(1,690,703)	—	—
Gross proceeds from issuance of common stock	—	—	18,879,477
Common stock offering costs	(709,842)	(693,971)	(2,339,113)
Gross proceeds from issuance of preferred stock	150,000,000	—	—
Preferred stock offering costs	(3,573,836)	—	—
Redemption of common stock	(5,740,677)	(7,758,830)	(1,741,113)
Distributions paid to common stockholders	(18,207,418)	(17,566,799)	(16,671,024)
Redemption of noncontrolling interest	(200,000)	(125,000)	—
Distributions paid to noncontrolling interests in our Operating Partnership	(2,440,247)	(253,480)	(252,671)
Net cash provided by (used in) financing activities	392,223,412	(12,541,473)	31,278,664
Impact of foreign exchange rate changes on cash and cash equivalents and restricted cash	352,354	(494,565)	166,258
Change in cash, cash equivalents, and restricted cash	54,558,915	2,143,796	(6,166,393)
Cash, cash equivalents, and restricted cash beginning of period	14,012,208	11,868,412	18,034,805
Cash, cash equivalents, and restricted cash end of period	$68,571,123	$14,012,208	$11,868,412

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$35,942,900	$17,976,018	$15,994,203
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$16,046,534	$16,057,113	$16,006,277
Distributions payable	$5,159,105	$2,890,395	$2,852,100
Redemption of common stock included in accounts payable and accrued liabilities	$431,326	$1,291,520	$723,733
Deposit applied to the purchase of real estate	$1,000,000	$—	$250,000
Real estate and construction in process included in accounts payable and accrued liabilities	$1,420,217	$617,667	$165,806
Issuance of units in our Operating Partnership in SSGT Mergers	$4,217,399	$—	$—
Debt assumed in SSGT Mergers	$5,038,435	$—	$—
Net liabilities assumed in SSGT Mergers	$1,712,596	$—	$—
Issuance of Class A-1 units in our Operating Partnership in the Self Administration Transaction	$63,643,000	$—	$—
Debt assumed in the Self Administration Transaction	$19,219,126	$—	$—
Contingent earnout consideration issued in the Self Administration Transaction	$30,900,000	$—	$—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	$18,800,000	$—	$—
Deferred tax liabilities related to the Self Administration Transaction	$7,415,654	$—	$—
Accounts payable and other accrued liabilities assumed in the Self Administration Transaction	$722,286	$—	$—
Transfer of other assets to debt issuance costs	$1,075,000	$—	$—
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$3,575,580	$2,774,111	$76,955
Issuance of common stock in exchange for units in our Operating Partnership	$—	$4,254,009	$—
Debt and accrued liabilities assumed during purchase of real estate	$—	$—	$39,967,787
Issuance of units in our Operating Partnership for purchase of real estate facilities	$—	$—	$4,875,454
Offering costs included in accounts payable and accrued liabilities	$—	$—	$1,410
Offering costs included in due to affiliates	$—	$—	$299,299

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

Recent Developments

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor (defined below) have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, the “Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4, Self Administration Transaction, for additional information.

Prior to the Self Administration Transaction, our Former External Advisor was responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement and our properties were previously managed by our Former External Property Managers pursuant to property management agreements. However, as a result of the Self Administration Transaction, we acquired approximately 350 self storage professionals and now perform such services on our own behalf. Please see Note 10 – Related Party Transactions.

Offering Related

Our Articles of Amendment and Restatement, as amended and supplemented, authorize 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”) and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”) and 200,000,000 shares of preferred stock with a par value of $0.001. We offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48.4 million Class A Shares and approximately 7.3 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2019, we had sold approximately 4.0  million Class A Shares and approximately 0.6 million Class T Shares for approximately $41.7 million and $6.4 million, respectively, in our DRP Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations.

The shares of Series A Convertible Preferred Stock rank senior to all other shares our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is redeemed or repurchased in full.  See Note 7, Preferred Equity, for additional information.

We invested the net proceeds from our Offering primarily in self storage facilities. As of December 31, 2019, we owned 112 self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Canada (the Greater Toronto Area).

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

As a result of the calculation of our estimated value per share, beginning in June 2019, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.66 for both Class A Shares and Class T Shares.

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Dealer Manager”) was responsible for marketing our shares offered pursuant to our Primary Offering. SAM indirectly owns a 15% non-voting equity interest in our Dealer Manager. Now that our Primary Offering has terminated, our Dealer Manager no longer provides such services for us. However, we pay our Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold. Please see Note 10 – Related Party Transactions – Dealer Manager Agreement.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of December 31, 2019, we owned approximately 86.7% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 13.3% of the common units are owned indirectly by SAM and affiliates of our Dealer Manager.  As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our TRS, which is a wholly-owned subsidiary of our Operating Partnership.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT then sponsored by SAM, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was a REIT with stated investment objectives to acquire opportunistic self storage properties, including development, and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Mergers.

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

As of December 31, 2019, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint ventures with SST IV and SSGT II which were acquired in the Self Administration Transaction, which are consolidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

As of December 31, 2018, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint venture and a real estate joint venture, both of which were accounted for under the equity method of accounting.  In January 2019, we sold our interest in the real estate joint venture to SST IV, a REIT previously sponsored by SAM and now sponsored by SRA. We acquired 50% of the Tenant Programs joint venture in the Self Administration Transaction such that we now own 100% of such joint venture. Please see Note 3 – Real Estate Facilities for further discussion regarding the real estate joint venture and Note 10 – Related Party Transactions for further discussions regarding our Tenant Programs joint venture. Other than these joint ventures, we did not have any variable interest relationships with unconsolidated entities or financial partnerships as of December 31, 2018.

Under the equity method, our investments in real estate joint ventures will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investment.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership and the noncontrolling interests in our Tenant Programs joint ventures with SST IV and SSGT II in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as a noncontrolling interest in the accompanying consolidated balance sheets. We also consolidate our interests in the SST IV and SSGT II Tenant Programs and present them as noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of indefinite and long-lived assets, and the estimated useful lives of real estate assets and intangibles.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

The value of the tangible assets, consisting of land and buildings is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $13.6 million, none and approximately $4.4 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2019, 2018 and 2017 respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2019 and 2018, our property acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

For the year ended December 31, 2017, prior to our adoption of Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), we accounted for all real estate acquisitions as business combinations. As a result, transaction costs were expensed as acquisition costs, rather than capitalized to the purchase price allocation once the acquisition was deemed probable.

During the years ended December 31, 2019, 2018, and 2017 we expensed approximately $0.2 million, $1.1 million, and $0.5 million respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

As discussed in Note 4, the Self Administration Transaction is an acquisition of a business.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2019, 2018, and 2017, no impairment losses were recognized.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Goodwill Valuation

We have recorded goodwill of approximately $78.4 million as a result of the Self Administration Transaction. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable and is not amortized. We perform an annual impairment test for goodwill and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

Trademarks

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible fair value of our ownership of the brand name. We used the following significant projections and assumptions to determine fair value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for seven years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

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

Approximately $18.7 million of the original $19.8 million of trademarks relates to the “SmartStop®” trademark, which is an indefinite-lived intangible. The remaining approximately $1.1 million relates to our “Strategic Storage®” trademark and will be amortized over a five year period. As of December 31, 2019, we had accumulated amortization of approximately $0.1 million associated with the “Strategic Storage®” trademark.

The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2020, 2021, 2022, 2023 and thereafter is approximately $220,000, $220,000, $220,000, $220,000 and $108,000, respectively

Revenue Recognition

Self Storage Operations

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Managed REIT Platform

We earn property management revenue and asset management revenue, pursuant to the respective property management and advisory agreement contracts, in connection with providing services to the Managed REITs. We have determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for the property management services and asset management services are satisfied as the services are rendered. While we are compensated for our services on a monthly basis, these services represent a series of distinct daily services in accordance with ASC 606. Such revenue is recorded in the Managed REIT Platform revenue line within our consolidated statements of operations.

The Managed REITs’ advisory agreements also provide for reimbursement to us of our direct and indirect costs of providing administrative and management services to the Managed REITs. These reimbursements include costs incurred in relation to organization and offering services provided to the Managed REITs and the reimbursement of salaries, bonuses, and other expenses related to benefits paid to our employees while performing services for the Managed REITs.  The Managed REITs’ property management agreements also provide reimbursement to us for the property manager’s costs of managing the properties. Reimbursable costs include wages and salaries and other expenses that arise in operating, managing and maintaining the Managed REITs’ properties.

Under ASC 606, direct reimbursement of such costs does not represent a separate performance obligation from our obligation to perform property management and asset management services. The reimbursement income is considered variable consideration, and is recognized as the costs are incurred, subject to limitations on the Managed REIT Platform’s ability to incur offering costs or limitations imposed by the advisory agreements. We have elected to separately record such revenue in the Reimbursable costs from Managed REITs line within our consolidated statements of operations.

Additionally, we earn revenue in connection with our Tenant Programs joint ventures with our Managed REITs. We also earn development and construction management revenue from services we provide in connection with the project design, coordination and oversite of development and certain capital improvement projects undertaken by the Managed REITs.  We recognize such revenue in the Managed REIT Platform revenue line within our consolidated statements of operations. See Note 10 – Related Party Transactions, for additional information regarding revenue generated from our Managed REIT Platform.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Real Estate Facilities

Real estate facilities are recorded based on the relative fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2019, the gross amount allocated to in-place lease intangibles was approximately $46.8 million and accumulated amortization of in-place lease intangibles totaled approximately $40.4 million. As of December 31, 2018, the gross amount allocated to in-place lease intangibles was approximately $33.4 million and accumulated amortization of in-place lease intangibles totaled approximately $31.9 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2020, 2021, 2022, 2023, 2024, and thereafter is approximately $5.0 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.0 million respectively.

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to the Tenant Programs joint ventures. For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships. As of December 31, 2019, the gross amount allocated to the contracts and customer relationships was approximately $26.5 million and the accumulated amortization was approximately $2.9 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and thereafter is approximately $5.7 million, $4.6 million, $4.6 million, $4.6 million, and $4.1 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our former revolving credit facility was presented as debt issuance costs on our consolidated balance sheet as of December 31, 2018. As of December 31, 2019 and 2018, accumulated amortization of debt issuance costs related to our revolving credit facility totaled none and approximately $45,000, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 6). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2019 and 2018, accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $4.3 million and $1.0 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Organizational and Offering Costs

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net equity investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in net equity investments not classified as long term are recorded in other income (expense) and represented a gain and a loss of approximately $0.9 million and approximately ($1.2 million) for the years ended December 31, 2019 and 2018, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

For the year ended December 31, 2019, we received redemption requests totaling approximately $4.9 million (approximately 0.5 million shares), approximately $4.5 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.4 million included in accounts payable and accrued liabilities as of December 31, 2019 and fulfilled in January 2020. For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019. For the year ended December 31, 2017 we received redemption requests totaling approximately $2.2 million, (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during the year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.

Accounting for Equity Awards

Through December 31, 2019, we have only issued service based awards. The cost of such restricted stock awards is required to be measured based on the grant date fair value and the cost recognized over the relevant service period. We have assumed no forfeitures in recognizing these costs; any such forfeitures will be recognized upon occurrence and will reduce the previously recognized expenses.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at December 31, 2019 and 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$311,700,000	$302,820,786	$200,600,000	$207,357,391

As of December 31, 2019, and 2018, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 6 and 8). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2019, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

Segment Reporting

Our business is comprised of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 9 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classify our Series A Convertible Preferred Stock on our balance sheets using the guidance in ASC 480‑10‑S99. Our Series A Convertible Preferred Stock can be redeemed by us on or after the fifth anniversary of its issuance, or if certain events occur, such as the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we do not maintain our REIT status the holder can require redemption. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series A Convertible Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series A Convertible Preferred Stock should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of the conversion of all potential common stock equivalents (which includes unvested restricted stock and convertible preferred stock) and the adding back of the Series A Convertible Preferred Stock dividends. For all periods presented, the dilutive effect of convertible preferred stock and unvested restricted stock was not included in the diluted weighted average shares as such impact was antidilutive.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard and all related amendments on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases. In addition, the new standard requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as a reduction to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $1.7 million for the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, bad debt expense totaled approximately $1.2 million and $1.3 million, respectively, and are included in property operating expenses.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”.  The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value and the carrying value, as applicable. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. The Company has early adopted ASU 2017-04 effective beginning January 1, 2019.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2019 and 2018:

Real estate facilities
Balance at December 31, 2017	$829,679,477
Impact of foreign exchange rate changes	(11,915,703)
Improvements and additions	2,532,252
Balance at December 31, 2018	820,296,026
Facilities acquired through merger with SSGT	334,139,296
Asset disposals	(11,688,993)
Corporate office acquired through Self Administration Transaction	6,500,000
Other facility acquisitions	10,430,942
Impact of foreign exchange rate changes	6,582,603
Improvements and additions	7,565,494
Balance at December 31, 2019	$1,173,825,368
Accumulated depreciation
Balance at December 31, 2017	$(34,686,973)
Depreciation expense	(20,134,068)
Impact of foreign exchange rate changes	556,356
Balance at December 31, 2018	(54,264,685)
Asset disposals	202,416
Depreciation expense	(29,188,668)
Impact of foreign exchange rate changes	(441,554)
Balance at December 31, 2019	$(83,692,491)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

SSGT was a REIT with stated investment objectives to acquire opportunistic self storage properties, including development, and lease-up properties. As a result of the SSGT Mergers, we acquired all of the real estate owned by SSGT, consisting of 28 operating self storage facilities located in 10 states and in the Greater Toronto, Canada area, and one development property in the Greater Toronto Area. Additionally, we obtained the rights to acquire a self storage facility which was under development located in Gilbert, Arizona that was previously under contract with SSGT and was acquired by us in July 2019.

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

Acquisition of Property Located in Gilbert, Arizona

On January 24, 2019, we, by way of the SSGT Mergers, obtained the rights to acquire a property that was being developed into a self storage facility located in Gilbert, Arizona (the “Gilbert Property”). On July 11, 2019, upon issuance of the certificate of occupancy, we acquired the Gilbert Property for a purchase price of $10 million, plus closing costs and acquisition fees. Pursuant to the Contribution Agreement (as defined in Note 4), an acquisition fee of $175,000 was paid to SAM. We funded such acquisition through a $4.3 million draw on the Senior Term Loan and an approximate $5.7 million draw on the Secured Loan.

The following table summarizes our purchase price allocation for our acquisitions during the year ended December 31, 2019:

Acquisition	Acquisition Date	Real Estate Assets	Construction in Process(4)	Intangibles	Total(1)	Debt Issued or Assumed	2019 Revenue(2)	2019 Property Operating Income(2)(3)
SSGT Mergers(5)	1/24/2019	$334,139,296	$5,370,773	$13,571,765	$353,081,834	$193,376,846	$21,909,300	$12,032,555
Riggs Rd - Gilbert(6)	7/11/2019	10,430,942	-	-	10,430,942	5,702,000	62,085	(44,459)
2019 Total		$344,570,238	$5,370,773	$13,571,765	$363,512,776	$199,078,846	$21,971,385	$11,988,096

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)

The operating results of the self storage properties acquired during the year ended December 31, 2019 have been included in our consolidated statements of operations since their respective acquisition date.

(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.
(4)	Construction in process relates to the Torbarrie property in Toronto, Canada, which is a self storage property under construction. Such facility partially opened in March 2020.
(5)

SSGT had stated investment objectives to acquire opportunistic self storage properties, including development, and lease-up properties. As a result, many of its properties were not physically and/or economically stabilized as of the date of the SSGT Mergers.

(6)	The Gilbert Property was recently developed and acquired, with 0% occupancy as of its acquisition date.

Sale of San Antonio II Property

The San Antonio II Property was acquired by us in the SSGT Mergers. Given pending capital improvement requirements and a higher and better use for the property, we executed a purchase and sale agreement with an unaffiliated third party to sell the San Antonio II Property for approximately $16.1 million, less closing costs. The San Antonio II Property sale was completed on October 18, 2019 and we recorded a gain on sale of real estate of approximately $3.9 million in our consolidated statement of operations for the year ended December 31, 2019. With the proceeds, we paid off approximately $9.9 million of the Secured Loan, and approximately $5.4 million of the Senior Term Loan. See Note 6, Debt, for more information on such loans.

Joint Venture with SmartCentres

In January 2018, SAM, through two of its subsidiaries, entered into a joint venture framework agreement with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), pursuant to which the parties agreed that SmartCentres would develop and construct certain properties located in Canada and identified as joint venture sites, and SAM would operate the self storage business located at such properties utilizing the “SmartStop” brand (the “SmartCentres Joint Venture”).  The SmartCentres Joint Venture properties would be co-owned by a limited partnership in which each of SmartCentres and SAM (or their respective affiliates) were each 50% limited partners and equal ranking general partners.  In connection with the Self Administration Transaction, we acquired the SAM subsidiaries that are a party to the SmartCentres Joint Venture.  As of December 31, 2019, all properties subject to the SmartCentres Joint Venture have been placed into SST IV or SSGT II as the 50% partner with SmartCentres.

In January 2018, a subsidiary of SAM entered into a contribution agreement (the “SmartCentres Contribution Agreement”) with a subsidiary of SmartCentres for a tract of land owned by SmartCentres and located in East York, Ontario (the “East York Lot”) in Canada. In March 2018, the interest in the SmartCentres Contribution Agreement was assigned to one of our subsidiaries.

On June 28, 2018, we closed on the East York Lot, which is owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) were each a 50% limited partner and each had an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The Limited Partnership intends to develop a self storage facility on the East York Lot. The value of the land contributed to the Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.  In January 2019, we sold our interest in the Limited Partnership to SST IV for approximately $4.7 million CAD, which represented our total cost incurred related to the Limited Partnership. Of this amount, approximately $4.6 million CAD related to the acquisition of land and development costs incurred, and approximately $100,000 CAD related to acquisition costs that were expensed during 2018, which were recorded in other income (expense) in the consolidated statement of operations for year ended December 31, 2019.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Note 4. Self Administration Transaction

Overview

On June 28, 2019, we, our Operating Partnership and our TRS entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with our then-sponsor SAM and SS OP Holdings, a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM, along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV, SSGT II and we now have the internal capability to originate, structure and manage additional investment products which would be sponsored by SRA. The Self Administration Transaction and the other transactions discussed herein were approved by our board of directors at the recommendation of a special committee of our board of directors comprised solely of independent directors.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

In addition, the revised Operating Partnership Agreement created two new classes of units issued to SS OP Holdings in connection with the Self Administration Transaction: Class A-1 Units and Class A-2 Units.

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

Fair Value of Consideration Transferred

We accounted for the Contribution Agreement and Membership Interest Purchase Agreement discussed above as a business combination under the acquisition method of accounting. During the year ended December 31, 2019, we incurred approximately $1.6 million for legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration Transaction, which are included in the self administration transaction expenses line-item in the accompanying consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

The estimated fair value of the consideration transferred totaled approximately $111.3 million and consisted of the following:

Estimated Fair Value of Consideration Transferred
Cash(1)	$3,918,185
Class A-1 Units	63,643,000
Class A-2 Units (contingent earnout)	30,900,000
Total Consideration Transferred	98,461,185
Fair value of our preexisting 50% equity interests	12,800,000
Total	$111,261,185

(1)	We assumed a net asset of approximately $0.5 million, which per the Contribution Agreement we were required to pay to SAM the value thereof and such amount was included above as cash consideration.

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

The estimated fair value of the Class A-1 Units issued was determined using the Company’s net asset value, which was based on an income approach to value the properties and the valuation of the assets acquired in the Self Administration Transaction, as described herein, adjusted for market related adjustments and illiquidity discounts.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the Class A-1 Units and Class A-2 Units consideration included (i) a marketability discount of 5%, (ii) a capitalization rate of 5.16% and (iii) annual net operating income.

The estimated fair value of the contingent earnout, Class A-2 Units, was determined using the net asset value calculation described above and further adjusted based on a discounted probability weighted forecast of achieving the requisite AUM thresholds. Subsequent to the completion of the Self Administration Transaction, such liability is required to be recorded at fair value. During the year ended December 31, 2019, subsequent to the Self Administration Transaction, such liability increased by $200,000 to $31.1 million based on an updated discounted probability weighted forecast. As of December 31, 2019, we had added incremental assets under management of approximately $135 million since the close of the Self Administration Transaction.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Allocation of Consideration

The consideration transferred pursuant to the Self Administration Transaction was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values as of the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

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

December 31, 2019, 2018 and 2017

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

KeyBank Tenant Program Loan

In connection with the Contribution Agreement, we assumed a term loan with KeyBank in an amount of approximately $15 million (the “KeyBank Tenant Program Loan”). Pursuant to the assumption of the KeyBank Tenant Program Loan, our Executive Chairman and an entity controlled by him continued to be borrowers under the loan. We provided an indemnity to our Executive Chairman and the entity controlled by him against all obligations under the loan. The KeyBank Tenant Program Loan incurred interest at a rate of 1-month Libor plus 350 basis points, resulting in an initial interest rate of approximately 5.90%. Additionally, our Operating Partnership provided a full guaranty in favor of KeyBank.

The KeyBank Tenant Program Loan was paid off in full on October 29, 2019 in connection with the issuance of Series A Convertible Preferred Stock.

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

December 31, 2019, 2018 and 2017

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

Severance Plan

In connection with the Self Administration Transaction, we entered into severance agreements with each of our executive officers (collectively, the “Severance Agreements”). Each of the Severance Agreements for our executive officers (collectively, the “Executive Officer Severance Agreements”) provide for separation payments upon the termination of the executive officer’s employment under various conditions. The level of severance pay varies among executive officers and depends upon the circumstances of the termination of their employment. If the executive officer violates any of the restrictive covenants set forth in the Executive Officer Severance Agreements, that executive officer’s right to receive severance payments pursuant to the Executive Officer Severance Agreements will end immediately.

Note 5. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the years ended December 31, 2019 and 2018. Such presentation reflects the Company’s acquisitions that occurred during 2019, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2018. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Pro forma revenue	$113,886,094	$84,190,199
Pro forma operating expenses	$(103,374,709)	$(68,661,890)
Pro forma net income (loss) attributable to common stockholders	$(27,684,937)	$(3,296,311)

The pro forma financial information for the years ended December 31, 2019 and 2018 were adjusted to exclude approximately $1.6 million and none, respectively, for acquisition related expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Note 6. Debt

The Company’s debt is summarized as follows:

Encumbered Property	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date
KeyBank CMBS Loan(5)	$95,000,000	$95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(6)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(7)	47,048,287	47,249,999	5.31%	8/1/2024
Canadian CitiBank Loan(8)	85,500,660	72,846,480	4.24%	10/9/2020
CMBS SASB Loan(9)	235,000,000	—	4.76%	2/9/2022
CMBS Loan(10)	104,000,000	—	5.00%	2/1/2029
Secured Loan(11) (12)	85,512,000	—	4.26%	1/24/2022
Stoney Creek Loan(13)	5,591,950	—	5.90%	10/1/2021
Torbarrie Loan(14)	5,936,996	—	5.90%	9/1/2021
Ladera Office Loan	4,179,994	—	4.29%	11/1/2026
Raleigh/Myrtle Beach promissory note(1)	—	11,878,396	5.73%	N/A
Amended KeyBank Credit Facility(2)	—	98,782,500	5.00%	N/A
Oakland and Concord Loan(3)	—	19,483,127	3.95%	N/A
$11M KeyBank Subordinate Loan(4)	—	11,000,000	6.25%	N/A
Premium on secured debt, net	592,505	1,228,996
Debt issuance costs, net	(7,629,390)	(3,385,395)
Total debt	$712,733,002	$406,084,103

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

(8)

This variable rate loan encumbers 10 of our Canadian properties and the amount shown above is in USD based on the foreign exchange rates in effect as of the dates presented. We have purchased interest rate caps that cap CDOR at 3.0% until October 15, 2021. The separate assets of these encumbered properties are not available to pay our other debts.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

(9)

This variable rate loan encumbers our 29 properties (Morrisville, Cary, Raleigh, Vallejo, Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Port St Lucie, Sacramento, Concord, Oakland, Wellington, Doral, Naples, Baltimore, Aurora, Jones Blvd - Las Vegas, Russell Rd - Las Vegas, Riverside, Stockton, Azusa, Romeoville, Elgin, San Antonio, Kingwood). In June 2019, we purchased an interest rate swap whereby LIBOR is fixed at 1.79% though February 15, 2022. The separate assets of these encumbered properties are not available to pay our other debts.

(10)	This fixed rate loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, Nantucket Island).
(11)

This variable rate loan encumbers 16 properties (Colorado Springs, Aurora, Phoenix, 3173 Sweeten Creek Rd - Asheville, Elk Grove, Garden Grove, Deaverview Rd - Asheville, Highland Center Blvd - Asheville, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, McKinney, Hualapai Way - Las Vegas, Gilbert). The separate assets of these encumbered properties are not available to pay our other debts.

(12)

On January 29, 2019, we entered into a $161.2 million notional interest rate swap whereby LIBOR was fixed at approximately 2.6% until August 1, 2020. On October 29, 2019, in connection with the pay off of the Senior Term Loan, we terminated approximately $75.7 million of this interest rate swap which required a settlement payment of approximately $0.6 million.

(13)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 3.95% as of December 31, 2019, and in no event shall the total interest rate fall below 4.65% per annum. The Stoney Creek loan was assumed in the SSGT Mergers and had a balance of approximately $5 million USD as of the SSGT Mergers date. The Stoney Creek loan is secured by a first lien deed of trust on the Stoney Creek property and all improvements thereto, is cross-collateralized with the Torbarrie property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2019.

(14)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 3.95% as of December 31, 2019, and in no event shall the total interest rate fall below 4.65% per annum. The Torbarrie loan was assumed in the SSGT Mergers and had no outstanding balance as of the date of the SSGT Mergers. The Torbarrie loan is a construction loan, which allows for borrowings up to approximately $10.3 million CAD and is secured by a first lien deed of trust on the Torbarrie property and all improvements thereto, is cross-collateralized with the Stoney Creek property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2019.

The weighted average interest rate on our consolidated debt as of December 31, 2019 was approximately 4.6%. We are subject to certain restrictive covenants relating to the outstanding debt. As of December 31, 2019, we were in compliance with all such covenants.

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

December 31, 2019, 2018 and 2017

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

CMBS SASB Loan

This loan is a $235 million commercial mortgage-backed securities (“CMBS”), single-asset/single-borrower (“SASB”) financing (the “CMBS SASB Loan”) with KeyBank, National Association (“KeyBank”) and Citi Real Estate Funding Inc. or its affiliates (“Citibank”), as initial lenders (together, the “CMBS SASB Lenders”), comprised of (A) a mortgage loan in the amount of $180 million (the “CMBS SASB Mortgage Loan”) and (B) a mezzanine loan in the amount of $55 million (the “CMBS SASB Mezzanine Loan”).  The CMBS SASB Mortgage Loan is secured by a first mortgage or deed of trust on each of 29 wholly owned properties (the “CMBS SASB Properties”), and the CMBS SASB Mezzanine Loan is secured by a pledge of the equity interests in the 29 special purpose entities that own the CMBS SASB Properties. Each loan has a maturity date of February 9, 2022, which may, in certain circumstances, be extended at the option of the respective borrower for two consecutive terms of one year each, as set forth in the respective loan agreement (collectively, the “CMBS SASB Loan Agreements”). Monthly payments due under the CMBS SASB Loan Agreements are interest-only, with the full principal amount becoming due and payable on the respective maturity date.

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

December 31, 2019, 2018 and 2017

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

Secured Loan

This represents secured financing with KeyBank, Fifth Third Bank (“Fifth Third”), and SunTrust Bank (“SunTrust”) as equal co-lenders (the “Secured Lenders”) for an amount up to approximately $96.4 million pursuant to a mortgage loan (the “Secured Loan”). At close, the Secured Loan was secured by a first mortgage or deed of trust on each of 16 wholly owned properties. The loan has a maturity date of January 24, 2022, which may, in certain circumstances, be extended at the option of the borrower for one additional term equal to one year, as set forth in the Secured Loan Agreement. Monthly payments due under the Secured Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of approximately $89.2 million was made under the Secured Loan. On July 11, 2019, in conjunction with the acquisition of the Gilbert Property, the Gilbert Property was mortgaged pursuant to the terms of the loan agreement (the “Secured Loan Agreement”), and an additional approximate $5.7 million was drawn. On August 30, 2019, we drew an additional approximately $0.5 million from the interest reserve, increasing the then total amount outstanding on the loan to approximately $95.4 million. On October 18, 2019, in connection with the sale of our San Antonio II property, we paid off approximately $9.9 million of the Secured Loan.

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

Senior Term Loan

We along with our Operating Partnership entered into a financing for an amount up to $87.7 million with KeyBank and SunTrust, as co-lenders (the “Senior Term Lenders”), pursuant to a senior term loan (the “Senior Term Loan”). The Senior Term Loan was secured by a pledge of 49% of the equity interests in our property-owning special purpose entities, other than those that own the CMBS SASB Properties. The Senior Term Loan was made pursuant to a loan agreement with a maturity date of January 24, 2022 (the “Senior Term Loan Agreement”). Monthly payments due under the Senior Term Loan Agreement were interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of $72.0 million was made under the Senior Term Loan with the right to draw an additional $15.7 million as set forth in the Senior Term Loan Agreement. During the year ended December 31, 2019, we drew a total of an additional $14.3 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

The amounts outstanding under the Senior Term Loan Agreement incurred interest at an annual rate equal to LIBOR plus 4.25%. On January 24, 2019, we entered into an interest rate swap arrangement with a notional amount of $72 million, such that LIBOR was fixed at approximately 2.6% until August 1, 2020.

The Senior Term Loan was paid off in full on October 29, 2019 in connection with the issuance of Series A Convertible Preferred Stock.

Canadian CitiBank Loan

On October 11, 2018, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering 10 of our properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. As of December 31, 2019, we had an outstanding balance of $111.3 million CAD, and have the right to receive future advances in the aggregate amount of up to $0.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

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

The Amended KeyBank Credit Facility was a revolving loan with an initial term of three years, maturing on December 22, 2018, with two one-year extension options subject to certain conditions outlined further in the credit agreement for the Amended KeyBank Credit Facility (the “Amended Credit Agreement”). On October 29, 2018, we amended our Amended KeyBank Credit Facility to extend the maturity date until February 20, 2019 and reduce the maximum borrowing capacity from $145 million to $110 million. Payments due pursuant to the Amended KeyBank Credit Facility were interest-only. As of December 31, 2018, we had approximately $98.8 million in borrowings outstanding under the Amended KeyBank Credit Facility. On January 24, 2019, we paid off and terminated the Amended KeyBank Credit Facility in conjunction with the SSGT Mergers.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2019:

2020	$86,208,937
2021	12,823,585
2022	323,426,829
2023	3,384,578
2024	47,035,146
2025 and thereafter	246,890,812
Total payments	719,769,887
Premium on secured debt, net	592,505
Debt issuance costs, net	(7,629,390)
Total	$712,733,002

Note 7. Preferred Equity

Series A Convertible Preferred Stock

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in preferred shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations. We pay the Investor a fee of 0.25% per annum on the remaining commitment amount until drawn, or the 12-month anniversary of the Initial Closing. We incurred approximately $3.6 million in issuance costs related to the Series A Convertible Preferred Stock, which are recorded as a reduction to Series A Convertible Preferred stock on our consolidated balance sheet.

In connection with the Initial Closing, we filed articles supplementary to our Second Articles of Amendment and Restatement, which classified and designated 200,000 authorized but unissued shares of Preferred Stock as the Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock rank senior to all other shares our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is redeemed or repurchased in full. The dividends are payable in arrears for the prior calendar quarter on or before the 15th day of March, June, September and December of each year.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Preferred Stock will be entitled to receive a payment equal to the greater of (i) aggregate purchase price of all outstanding Preferred Shares, plus any accrued and unpaid dividends (the “Liquidation Amount”) and (ii) the amount that that would have been payable had the Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to such liquidation.

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series A Convertible Preferred Stock for cash at any time following the fifth anniversary of the Initial Closing. The amount of such redemption will be equal to the Liquidation Amount. Upon the listing of our common stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series A Convertible Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had such Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to the Listing, and then all of such Preferred Shares were sold in the Listing, or (ii) the Liquidation Amount, plus a premium amount (the “Premium Amount”) of 10%, 8%, 6%, 4%, or 2% if redeemed prior to the first, second, third, fourth, or fifth anniversary dates of issuance, respectively, or 0% if

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

redeemed thereafter, as set forth in the Articles Supplementary. Upon a change of control event, we have the right to redeem any or all outstanding Series A Convertible Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had the Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to such change of control or (ii) the Liquidation Amount, plus the Premium Amount, as set forth in the Articles Supplementary. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series A Convertible Preferred Stock have the right to require us to repurchase the Series A Convertible Preferred Stock at an amount equal to the Liquidation Amount with no Premium Amount.

At any time after the earlier to occur of (i) the second anniversary of the Initial Closing or (ii) 180 days after a Listing, the holders of Series A Convertible Preferred Stock have the right to convert any or all of the Series A Convertible Preferred Stock held by such holders into common stock at a rate per share equal to the quotient obtained by dividing the Liquidation Amount by the conversion price. The conversion price is $10.66, as may be adjusted in connection with stock splits, stock dividends and other similar transactions.

The holders of Series A Convertible Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders, except that in the event that the dividend for the Series A Convertible Preferred Stock has not been paid for at least four quarters (whether or not consecutive), the holders of Series A Convertible Preferred Stock have the right to vote together with our stockholders on any matter submitted to a vote of our stockholders, upon which the holders of the Series A Convertible Preferred Stock and holders of common stock shall vote together as a single class. The number of votes applicable to a share of Series A Convertible Preferred Stock will be equal to the number of shares of common stock a share of Series A Convertible Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote. This foregoing limited voting right shall cease when all past dividend periods have been paid in full. In addition, the affirmative vote of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock is required in certain customary circumstances, as well as other circumstances, such as (i) our real estate portfolio exceeding a leverage ratio of 60% loan-to-value, (ii) entering into certain transactions with our Executive Chairman as of the Commitment Date, or his affiliates, (iii) effecting a merger (or similar) transaction with an entity whose assets are not at least 80% self storage related and (iv) entering into any line of business other than self storage and ancillary businesses, unless such ancillary business represents revenues of less than 10% of our revenues for our last fiscal year.

In connection with the issuance of the Series A Convertible Preferred Stock, we and the Investor also entered into an investors’ rights agreement (the “Investors’ Rights Agreement”) which provides the Investor with certain customary protections, including demand registration rights and “piggyback” registration rights with respect to our common stock issued to the Investor upon conversion of the Preferred Shares.

As of December 31, 2019 there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $151.7 million, which consisted of $150 million from the Initial Closing and approximately $1.6 million of accumulated and unpaid distributions. There were no Preferred Shares issued or outstanding as of December 31, 2018.

Note 8. Derivative Instruments

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

We do not use interest rate derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) within our consolidated statements of operations and was approximately $0.6 million and none for the years ended December 31, 2019 and 2018, respectively.  A majority of this expense was attributable to the early termination of approximately $75.7 million of an interest rate swap in connection with the payoff of the Senior Term Loan. This settlement resulted in the recognition of an expense of approximately $0.6 million reclassified out of accumulated other comprehensive income.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

The following table summarizes the terms of our derivative financial instruments as of December 31, 2019:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$85,512,000	(3)	2.61%	January 24, 2019	August 1, 2020
LIBOR Swap	235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Caps:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$95,000,000	(1)	1.323	December 9, 2020	February 10, 2020(2)

(1)	Notional amounts shown are denominated in CAD.
(2)

We settled this forward on February 10, 2020, receiving a net settlement of approximately $0.5 million and simultaneously entered into another $95 million CAD foreign currency forward with a maturity date of February 10, 2021.

(3)

We entered into this Swap on January 24, 2019 for an initial notional amount of approximately $161 million, however, on October 29, 2019, in connection with the settlement of the Senior Term Loan, we terminated approximately $75.7 million of this interest rate swap which required a settlement payment of approximately $0.6 million.

On March 28, 2018 we settled our then existing $101 million CAD foreign currency forward contract, receiving a net settlement of approximately $2.2 million and simultaneously entered into a $90 million CAD foreign currency forward. We settled the $90 million CAD foreign currency forward on January 25, 2019, receiving a net settlement of approximately $2.1 million and simultaneously entered into a $95 million CAD foreign currency forward. On July 8, 2019 we settled the $95 million CAD foreign currency forward, paying a net settlement of approximately $0.6 million and simultaneously entered into a $95 million CAD currency option. On December 9, 2019 the CAD currency option expired and we simultaneously entered into a two month $95 million CAD foreign currency forward.  A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive loss, the other portion, a loss of approximately $0.4 million and a gain of approximately $1.0 million related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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
(3)	We settled this foreign currency forward on January 25, 2019 and received a settlement of approximately $2.1 million

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2019 and 2018:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	December 31, 2019	December 31, 2018
Interest Rate Swaps
Other assets	$—	$361,802
Accounts payable and accrued liabilities	1,695,140	—
Interest Rate Caps
Other assets	$28,847	$87,808
Foreign Currency Hedges
Other assets		$4,016,806
Accounts payable and accrued liabilities	$1,425,632	—

Note 9. Segment Disclosures

Prior to the Self Administration Transaction on June 28, 2019, we internally evaluated all of our properties and interests therein as one industry segment and, accordingly, did not report segment information.

Subsequent to the Self Administration Transaction, we now operate in two reportable business segments: (i) self storage operations and (ii) our Managed REIT Platform business.

Management evaluates performance based upon net operating income (“NOI”). For our self storage operations, NOI is defined as leasing and related revenues, less property level operating expenses. NOI for the Company’s Managed REIT Platform business represents Managed REIT Platform revenues less Managed REIT Platform expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

The following table summarizes information for the reportable segments for the year ended December 31, 2019 below:

	Year Ended December 31, 2019
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$99,494,560	$—	$—	$99,494,560
Ancillary operating revenue	3,706,700	—	—	3,706,700
Managed REIT Platform revenue	—	3,068,306	—	3,068,306
Reimbursable costs from Managed REITs	—	3,258,983	—	3,258,983
Total revenues	103,201,260	6,327,289	—	109,528,549
Operating expenses:
Property operating expenses	35,723,111	—	—	35,723,111
Property operating expenses – affiliates	6,605,670	—	—	6,605,670
Managed REIT Platform expense	—	2,739,556	—	2,739,556
Reimbursable costs from Managed REITs	—	3,258,983	—	3,258,983
General and administrative	—	—	10,461,453	10,461,453
Depreciation	29,305,979	—	299,299	29,605,278
Intangible amortization expense	9,051,083	2,442,311	—	11,493,394
Contingent earnout expense	—	—	200,000	200,000
Self administration transaction expenses	—	—	1,572,238	1,572,238
Acquisition expenses – affiliates	84,061	—	—	84,061
Other property acquisition expenses	141,489	—	—	141,489
Total operating expenses	80,911,393	8,440,850	12,532,990	101,885,233
Gain on sale of real estate	3,944,696	—	—	3,944,696
Operating income (loss)	26,234,563	(2,113,561)	(12,532,990)	11,588,012
Other income (expense):
Interest expense	(37,469,725)	—	(93,522)	(37,563,247)
Interest expense – accretion of fair market value of secured debt	131,611	—	—	131,611
Interest expense – debt issuance costs	(3,990,421)	—	(6,255)	(3,996,676)
Net loss on extinguishment of debt	(2,635,278)	—	(12,355)	(2,647,633)
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	—	8,017,353
Other	(1,159,570)	534,612	—	(624,958)
Net loss	$(10,871,467)	$(1,578,949)	$(12,645,122)	$(25,095,538)

The following table summarizes our total assets by segment:

Segments	December 31, 2019
Self Storage	$1,175,887,634	(1)
Managed REIT Platform	73,939,002	(1)
Corporate and Other	61,607,095
Total assets	$1,311,433,731

(1)	Included in the assets of the Self Storage and the Managed REIT Platform segments are approximately $45.3 million, and $33.1 million of goodwill, respectively.

Note 10. Related Party Transactions

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as certain reimbursements, as described below.

Advisory Agreement

Prior to the Self Administration Transaction we did not have any employees. Our Former External Advisor was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Former External Advisor received various fees and expenses under the terms of our Advisory Agreement. As a result of the Self Administration Transaction, on June 28, 2019 we acquired approximately 350 self storage professionals and other personnel and now perform such services on our own behalf.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

Transfer Agent Agreement

SAM owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (“Transfer Agent”), which is a registered transfer agent with the SEC. Pursuant to our transfer agent agreement, our Transfer Agent provides transfer agent and registrar services to us. These services are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholder. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for other non-traded REITs sponsored by SRA.

It is the duty of our board of directors to evaluate the performance of our Transfer Agent. Fees paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

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

Property Management Agreements

From inception through June 28, 2019, our Former External Property Managers served as the property manager for each of our properties pursuant to separate property management agreements. From October 1, 2015 through September 30, 2017, our Former External Property Managers contracted with Extra Space for Extra Space to serve as the sub-property manager for each of our properties located in the United States pursuant to separate sub-property management agreements for each property. Effective October 1, 2017, our Former External Property Managers terminated their sub-property management agreements with Extra Space. Our Former External Property Managers thereafter managed all our properties directly. An affiliate of our Former External Property Managers reacquired the rights to the “SmartStop® Self Storage” brand in the United States during 2017. As a result, our properties began using the “SmartStop® Self Storage” brand in the United States effective October 1, 2017. In connection with the terminations, each property management agreement that was subject to a sub-property management agreement with Extra Space was amended and, where applicable, we paid Extra Space a termination fee, as described below. As a result of the Self Administration Transaction, we acquired approximately 350 self storage professionals and other personnel and now perform such services on our own behalf.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Pursuant to the amended property management agreements, our Former External Property Managers received: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the property manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we had agreed with our Former External Property Managers or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance, protection plans, or other indemnity plans at our properties. With respect to each new property we acquired for which we entered into a property management agreement with our Former External Property Managers we paid our Former External Property Managers a one-time start-up fee in the amount of $3,750.

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

Prior Arrangements (effective between October 1, 2015 and September 30, 2017)

Under the property management agreements in effect for properties we owned between October 1, 2015 through September 30, 2017 for our properties located in the United States, our Former External Property Manager received a monthly management fee for each property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of our Former External Property Manager’s costs of managing the properties. In addition, Extra Space agreed to pay up to $25,000 per property toward the signage and set-up costs associated with converting such property to the Extra Space brand (the “Set-Up Amount”). The property management agreements had a three year term and automatically renewed for successive one year periods thereafter, unless we or our Former External Property Manager provided prior written notice at least 90 days prior to the expiration of the term. In general, if we terminated a property management agreement without cause during the initial three year term, we would have been required to pay our Former External Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed. After the end of the initial three year term, we could have terminated a property management agreement on 30 days prior written notice without payment of a termination fee. Our Formal External Property Manager could have terminated a property management agreement on 60 days prior written notice to us.

The sub-property management agreements between our Former External Property Manager and Extra Space were substantially the same as the foregoing property management agreements. Under the sub-property management agreements, our Formal External Property Manager paid Extra Space a monthly management fee for each property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee was due and payable to Extra Space for the months of January and July each year during the term. Extra Space had the exclusive right to offer tenant insurance to the tenants and was entitled to all of the benefits of such tenant insurance. The sub-property management agreements also had a three year term and automatically renewed for successive one year periods thereafter, unless our Former External Property Manager or Extra Space provided prior written notice at least 90 days prior to the expiration of the term. In general, if our Former External Property Manager terminated a sub-property management agreement without cause during the initial three year term, it would have been required to pay Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed. After the end of the initial three year term, our Former External Property Manager could have terminated a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space could have terminated a sub-property management agreement on 60 days prior written notice to our Former External Property Manager.

Termination of Sub-property Manager

As of October 1, 2017, our Former External Property Manager terminated each sub-property management agreement with Extra Space, and we amended each of our corresponding property management agreements as described below. To the extent a termination fee would have been owed by any of our property-owning subsidiaries had its corresponding property management agreement with our Former External Property Manager been terminated, each such property-owning subsidiary agreed to pay the termination fee owed by our Former External Property Manager in accordance with its termination of the sub-property management agreements. The aggregate costs incurred in connection with the property management changes were approximately $0.8 million. This amount was included in property operating expenses – affiliates in the accompanying consolidated statements of operations for the year ended December 31, 2017.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2018 and 2019, as well as any related amounts payable as of December 31, 2018 and 2019:

	Year Ended December 31, 2018			Year Ended December 31, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses	$2,199,596	$2,336,075	$209,385	$975,985	$1,185,370	$—
Transfer Agent fees	352,300	302,839	49,461	324,943	374,404	—
Asset management fees	5,445,528	5,445,528	—	3,622,558	3,622,558	—
Property management fees	4,809,106	4,809,106	—	2,983,111	2,983,111	—
Acquisition expenses	72,179	72,179	—	84,061	84,061	—
Capitalized
Acquisition costs	48,664	48,664	—	235,932	235,932	—
Self Administration Transaction working capital true-up	—	—	—	493,785	493,785	—
Additional paid-in capital
Stockholder servicing fee(1)	—	675,049	1,944,991	—	667,651	1,277,340
Total	$12,927,373	$13,689,440	$2,203,837	$8,720,375	$9,646,872	$1,277,340

(1)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

Please see Note 3 – Real Estate Facilities and Note 4 – Self Administration Transaction for detail regarding additional related party transactions.

Tenant Programs

We may offer a tenant insurance plan, tenant protection plan or similar program (collectively “Tenant Programs”) to customers at our properties.  We and an affiliate of our Former External Property Manager previously agreed to transfer our respective rights in such Tenant Programs revenue to a joint venture owned 50% by our TRS subsidiary and, through the date of the Self Administration Transaction, 50% by our Former External Property Manager’s affiliate (the “Former PM Affiliate”). Under the terms of the joint venture agreement, the TRS received 50% of the net economics generated from such Tenant Programs and the Former PM Affiliate received the other 50% of such net economics. In addition, we share equally in the net revenue attributable to the sale of Tenant Programs at the properties we acquired in the SSGT Mergers on substantially similar terms as set forth above. In connection with the Self Administration Transaction we now wholly-own both such Tenant Programs joint venture entities.

For the years ended December 31, 2019, 2018 and 2017, we recorded net revenues of approximately $2.9 million, $1.5 million, and $0.3 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations.

Storage Auction Program

In connection with the Self Administration Transaction we now own a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the years ended December 31, 2019, 2018 and 2017 we paid approximately $45,000, $43,000, and none, respectively, in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

In connection with the Toronto Merger, we entered into guarantees, dated as of February 1, 2017 (the “Guarantees”), under which we agreed to guarantee certain obligations of SS Toronto. The SS Toronto loans consist of (i) term loans totaling approximately $34.8 million CAD pursuant to promissory notes executed by SS Toronto in favor of Bank of Montreal on June 3, 2016, and (ii) mortgage financings in the aggregate amount of up to $17.7 million CAD pursuant to two promissory notes executed by subsidiaries of SS Toronto in favor of DUCA Financial Services Credit Union Ltd. on June 3, 2016. These loans were paid off in full on October 11, 2018 in conjunction with the Canadian CitiBank loan. Please see Note 6 for more information.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

SST IV Advisory Agreement

The SST IV Advisor provides acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”). SST IV is required to reimburse SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor funds, and will not be reimbursed for 1.15% of the gross offering proceeds from the sale of class W shares sold in the SST IV offering. Such amounts for the year ended December 31, 2019 totaled approximately $41,000.  The SST IV Advisor will be required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminates to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also requires the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

The SST IV Advisor also receives a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of SST IV’s aggregate asset value, as defined.

The SST IV Advisor may potentially also be entitled to various subordinated distributions under the SST IV’s operating partnership agreement pursuant to the special limited partnership interest and its cash flow participation distribution rights if SST IV (1) lists its shares of common stock on a national exchange, (2) terminates the SST IV Advisory Agreement, (3) liquidates its portfolio, or (4) enters into an Extraordinary Transaction, as defined in the SST IV operating partnership agreement.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for year ended December 31, 2019:

Managed REIT Platform Revenues	Year Ended December 31, 2019
Advisory agreement – SST IV	$1,153,137
Property management agreement – SST IV	602,162
Tenant Program revenue – SST IV	254,148
Advisory agreement – SSGT II	310,786
Property management agreement – SSGT II	91,594
Tenant Program revenue – SSGT II	37,269
Other Managed REIT revenue (1)	619,210
Total	$3,068,306

(1)	Such revenues primarily includes construction management, development, and acquisitions related fees.

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

As of December 31, 2019 we had receivables due from SST IV and SSGT II totaling approximately $100,000 and $170,000 respectively, which are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheet. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Administrative Services Agreement

In connection with the Self Administration Transaction, on June 28, 2019, we along with our Operating Partnership, the TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), pursuant to which the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support.  For the year ended December 31, 2019, we incurred fees to SAM under the Administrative Services Agreement of approximately $2.1 million, which were recorded in our Managed REIT Platform expenses in our consolidated statement of operations for the year ended December 31, 2019, and recorded reimbursements of approximately $0.2 million, which were included in Managed REIT Platform revenue in our consolidated statement of operations for the year ended December 31, 2019.  For the year ended December 31, 2019, we recorded reimbursements from SAM of approximately $0.1 million to the Company Parties as an allocation of rent and overhead for the portion of our Ladera Office occupied by SAM. As of December 31, 2019, approximately $0.3 million was included in due to affiliates on our consolidated balance sheet for amounts we owed SAM.

Note 11. Stock Based Compensation

We issue stock based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of stock based compensation. Through December 31, 2019 we had only issued restricted stock grants, which are subject to a vesting period over which the restrictions are released and the stock is issued in book entry form to the grantee. During the vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of non-vested restricted stock granted under the Plan and the grantee does not have the ability to vote the shares. Any dividends accrued on non-vested shares will be paid, if and when the underlying restricted shares vest. Generally the shares vest over an approximate four-year period which begins on the date of grant.

As of December 31, 2019, 5,630,071 shares were available for issuance under the Plan.

We recorded approximately $405,000 of expense in general and administrative expense in our consolidated statements of operations related to restricted stock granted to employees and directors for the year ended December 31, 2019. As of December 31, 2019, there was approximately $2.2 million of total unrecognized compensation expense related to non-vested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at December 31, 2018	21,438	$10.38
Granted	251,993	9.48
Vested	(7,625)	10.29
Non-Vested at December 31, 2019	265,806	$9.53

Note 12. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on June 26, 2019, beginning in July 2019, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.66 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of December 31, 2019, we had sold approximately 4.0 million Class A Shares and approximately 0.6 million Class T Shares through our DRP Offering.

Share Redemption Program

We adopted a share redemption program that enables stockholders to sell their shares to us in limited circumstances. On August 26, 2019, our board of directors approved the suspension of our share redemption program effective as of September 27, 2019, except with respect to redemption requests made in connection with the death or disability of a stockholder, redemption due to confinement to a long-term care facility, or other exigent circumstances. We may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the foregoing terms of our share redemption program and we have sufficient funds available to fund such redemption. We are not obligated to redeem shares under the share redemption program.

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

There are several limitations in addition to those noted above on our ability to redeem shares under the share redemption program including, but not limited to:

•	During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.
•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan, less any prior redemptions.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the year ended December 31, 2019, we received redemption requests totaling approximately $4.9 million (approximately 0.5 million shares), approximately $4.5 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.4 million included in accounts payable and accrued liabilities as of December 31, 2019 and fulfilled in January 2020. For the year ended December 31, 2018, we received redemption requests totaling approximately $8.3 million (approximately 0.9 million shares), approximately $7.0 million of which were fulfilled during year ended December 31, 2018, with the remaining approximately $1.3 million included in accounts payable and accrued liabilities as of December 31, 2018 and fulfilled in January 2019. For the year ended December 31, 2017 we received redemption requests totaling approximately $2.2 million (approximately 0.2 million shares), approximately $1.5 million of which were fulfilled during year ended December 31, 2017, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2017 and fulfilled in January 2018.

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

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities

Note 13. Declaration of Distributions

On December 18, 2019, our board of directors declared a distribution rate for the first quarter of 2020 of $0.001639 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2020 and continuing on each day thereafter through and including March 31, 2020. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Note 14. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2019 and 2018:

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$23,883,325	$25,980,517	$29,588,014	$30,076,693
Total operating expenses	$21,934,203	$25,211,611	$27,773,486	$26,965,933
Operating income	$1,949,122	$768,906	$1,814,528	$7,055,456
Net loss	$(8,948,317)	$(2,283,972)	$(9,541,579)	$(4,321,670)
Net loss attributable to common stockholders	$(8,891,558)	$(2,212,445)	$(8,214,826)	$(5,431,504)
Net loss per Class A Share-basic and diluted	$(0.15)	$(0.04)	$(0.14)	$(0.09)
Net loss per Class T Share-basic and diluted	$(0.15)	$(0.04)	$(0.14)	$(0.09)

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$19,866,457	$20,045,516	$20,313,069	$20,187,215
Total operating expenses	$16,010,116	$16,605,713	$15,836,436	$15,808,549
Operating income	$3,856,341	$3,439,803	$4,476,633	$4,378,666
Net loss	$(667,047)	$(1,437,330)	$(457,278)	$(1,159,075)
Net loss attributable to common stockholders	$(661,203)	$(1,427,056)	$(451,424)	$(1,158,694)
Net loss per Class A Share-basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Net loss per Class T Share-basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Note 15. Subsequent Events

Distribution Reinvestment Plan Offering Status

As of March 25, 2020, in connection with our DRP Offering, we had issued approximately 4.3 million Class A Shares of our common stock and approximately 0.7 million Class T Shares of our common stock for gross proceeds of approximately $45.2 million and approximately $6.9 million, respectively.

Novel Coronavirus (COVID-19) Update

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported globally, including in the United States and in the markets in which we operate.  Our rental revenue and operating results depend significantly on the demand for self storage space. We have not seen a significant impact on the demand for self storage space resulting from the COVID-19 outbreak as of the date of this report. Concerns relating to COVID-19 could also impact the availability of our personnel to report for work at our facilities, which could adversely affect our ability to adequately manage our facilities.  Furthermore, in order to prevent the spread of COVID-19 there have been, and may continue to be, temporary shut downs or restrictions placed on businesses by cities, counties, states, or the federal government. These orders have impacted, and may continue to impact, our facilities and operations. The outbreak and the resulting effects, including weakness in national, regional and local economies that negatively impact the demand for self storage space and the fees we earn from the Managed REITs, could adversely impact our business, financial condition, liquidity and results of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

			Initial Cost to Company					Gross Carrying Amount at December 31, 2019
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$3,109,374	$531,000	$1,891,000	$2,422,000	$111,669		$531,000	$2,002,669	$2,533,669	$402,431	2004	11/3/2014
Cary	NC	5,289,973	1,064,000	3,301,000	4,365,000	104,393		1,064,000	3,405,393	4,469,393	650,300	1998/2005/2006	11/3/2014
Raleigh	NC	4,482,344	1,186,000	2,540,000	3,726,000	206,819		1,186,000	2,746,819	3,932,819	615,086	1999	11/3/2014
Myrtle Beach I	SC	8,606,670	1,482,000	4,476,000	5,958,000	339,706		1,482,000	4,815,706	6,297,706	947,514	1998/2005-2007	11/3/2014
Myrtle Beach II	SC	6,970,422	1,690,000	3,654,000	5,344,000	216,056		1,690,000	3,870,056	5,560,056	793,377	1999/2006	11/3/2014
Whittier	CA	4,602,761	2,730,000	2,916,875	5,646,875	419,262		2,730,000	3,336,137	6,066,137	692,786	1989	2/19/2015
La Verne	CA	3,167,492	1,950,000	2,036,875	3,986,875	291,367		1,950,000	2,328,242	4,278,242	516,456	1986	1/23/2015
Santa Ana	CA	5,196,666	4,890,000	4,006,875	8,896,875	308,327		4,890,000	4,315,202	9,205,202	931,310	1978	2/5/2015
Upland	CA	3,612,920	2,950,000	3,016,875	5,966,875	400,245		2,950,000	3,417,120	6,367,120	753,589	1979	1/29/2015
La Habra	CA	3,662,412	2,060,000	2,356,875	4,416,875	303,463		2,060,000	2,660,338	4,720,338	518,792	1981	2/5/2015
Monterey Park	CA	2,573,587	2,020,000	2,216,875	4,236,875	210,031		2,020,000	2,426,906	4,446,906	483,171	1987	2/5/2015
Huntington Beach	CA	6,978,379	5,460,000	4,856,875	10,316,875	420,732		5,460,000	5,277,607	10,737,607	1,048,530	1986	2/5/2015
Chico	CA	1,163,063	400,000	1,336,875	1,736,875	227,225		400,000	1,564,100	1,964,100	338,409	1984	1/23/2015
Lancaster	CA	1,682,730	200,000	1,516,875	1,716,875	326,487		200,000	1,843,362	2,043,362	429,551	1980	1/29/2015
Riverside	CA	2,326,127	370,000	2,326,875	2,696,875	443,806		370,000	2,770,681	3,140,681	559,516	1985	1/23/2015
Fairfield	CA	2,746,809	730,000	2,946,875	3,676,875	99,100		730,000	3,045,975	3,775,975	616,798	1984	1/23/2015
Lompoc	CA	2,821,047	1,000,000	2,746,875	3,746,875	150,688		1,000,000	2,897,563	3,897,563	576,227	1982	2/5/2015
Santa Rosa	CA	7,324,823	3,150,000	6,716,875	9,866,875	369,705		3,150,000	7,086,580	10,236,580	1,393,470	1979-1981	1/29/2015
Vallejo	CA	8,237,821	990,000	3,946,875	4,936,875	173,697		990,000	4,120,572	5,110,572	824,942	1981	1/29/2015
Federal Heights	CO	2,375,619	1,100,000	3,346,875	4,446,875	344,130		1,100,000	3,691,005	4,791,005	833,053	1983	1/29/2015
Aurora	CO	4,800,729	810,000	5,906,875	6,716,875	500,621		810,000	6,407,496	7,217,496	1,256,353	1984	2/5/2015
Littleton	CO	2,177,650	1,680,000	2,456,875	4,136,875	281,681		1,680,000	2,738,556	4,418,556	569,293	1985	1/23/2015
Bloomingdale	IL	2,375,619	810,000	3,856,874	4,666,874	292,022		810,000	4,148,896	4,958,896	808,741	1987	2/19/2015
Crestwood	IL	1,633,238	250,000	2,096,875	2,346,875	289,225		250,000	2,386,100	2,636,100	500,125	1987	1/23/2015
Forestville	MD	3,464,444	1,940,000	4,346,875	6,286,875	916,799		1,940,000	5,263,674	7,203,674	1,170,978	1988	1/23/2015
Warren I	MI	1,954,936	230,000	2,966,875	3,196,875	414,426		230,000	3,381,301	3,611,301	661,863	1996	5/8/2015
Sterling Heights	MI	2,301,381	250,000	3,286,875	3,536,875	687,046		250,000	3,973,921	4,223,921	738,112	1977	5/21/2015
Troy	MI	3,414,952	240,000	4,176,875	4,416,875	223,434		240,000	4,400,309	4,640,309	838,838	1988	5/8/2015
Warren II	MI	2,251,889	240,000	3,066,875	3,306,875	647,801		240,000	3,714,676	3,954,676	751,865	1987	5/8/2015
Beverly	NJ	1,385,778	400,000	1,696,875	2,096,875	280,370		400,000	1,977,245	2,377,245	345,453	1988	5/28/2015
Everett	WA	2,722,063	2,010,000	2,956,875	4,966,875	592,662		2,010,000	3,549,537	5,559,537	682,138	1986	2/5/2015
Foley	AL	4,132,587	1,839,000	5,717,000	7,556,000	597,640		1,839,000	6,314,640	8,153,640	1,133,176	1985/1996/2006	9/11/2015
Tampa	FL	1,633,238	718,244	2,257,471	2,975,715	544,520		718,244	2,801,991	3,520,235	465,819	1985	11/3/2015
Boynton Beach	FL	8,166,188	1,983,491	15,232,817	17,216,308	401,381		1,983,491	15,634,198	17,617,689	1,903,280	2004	1/7/2016
Lancaster II	CA	2,350,873	670,392	3,711,424	4,381,816	234,616		670,392	3,946,040	4,616,432	619,503	1991	1/11/2016
Milton(2)	ONT	5,941,133	1,452,870	7,929,810	9,382,680	935,627	(3)	1,551,187	8,767,120	10,318,307	1,024,658	2006	2/11/2016
Burlington I(2)	ONT	9,471,372	3,293,267	10,278,861	13,572,128	1,161,001	(3)	3,516,127	11,217,002	14,733,129	1,343,310	2011	2/11/2016
Oakville I(2)	ONT	6,543,857	2,655,215	13,072,458	15,727,673	2,989,499	(3)	2,834,896	15,882,276	18,717,172	1,933,514	2016	2/11/2016
Oakville II(2)	ONT	7,663,201	2,983,307	9,346,283	12,329,590	707,360	(3)	3,097,623	9,939,327	13,036,950	1,218,853	2004	2/29/2016
Burlington II(2)	ONT	4,735,686	2,944,035	5,125,839	8,069,874	507,540	(3)	3,056,847	5,520,567	8,577,414	663,864	2008	2/29/2016
Xenia	OH	2,705,559	275,493	2,664,693	2,940,186	26,364		275,493	2,691,057	2,966,550	400,301	2003	4/20/2016
Sidney	OH	1,817,166	255,246	1,806,349	2,061,595	106,739		255,246	1,913,088	2,168,334	415,302	2003	4/20/2016

Troy	OH	2,988,229	150,666	2,596,010	2,746,676	56,417		150,666	2,652,427	2,803,093	447,468	2003	4/20/2016
Greenville	OH	1,897,929	82,598	1,909,466	1,992,064	48,898		82,598	1,958,364	2,040,962	286,401	2003	4/20/2016
Washington Court House	OH	2,947,848	255,456	1,882,203	2,137,659	28,346		255,456	1,910,549	2,166,005	290,615	2003	4/20/2016
Richmond	IN	2,988,229	223,159	2,944,379	3,167,538	23,738		223,159	2,968,117	3,191,276	462,658	2003	4/20/2016
Connersville	IN	1,857,548	155,533	1,652,290	1,807,823	24,961		155,533	1,677,251	1,832,784	263,158	2003	4/20/2016
Port St. Lucie I	FL	7,430,191	2,589,781	6,339,578	8,929,359	135,087		2,589,781	6,474,665	9,064,446	845,185	1999	4/29/2016
Sacramento	CA	8,157,058	1,205,209	6,616,767	7,821,976	158,568		1,205,209	6,775,335	7,980,544	800,959	2006	5/9/2016
Oakland	CA	13,325,887	5,711,189	6,902,446	12,613,635	82,123		5,711,189	6,984,569	12,695,758	834,038	1979	5/18/2016
Concord	CA	32,628,233	19,090,003	17,202,868	36,292,871	144,116		19,090,003	17,346,984	36,436,987	2,138,426	1988/1998	5/18/2016
Pompano Beach	FL	8,590,310	3,947,715	16,656,002	20,603,717	154,178		3,947,715	16,810,180	20,757,895	1,797,481	1979	6/1/2016
Lake Worth	FL	10,308,370	12,108,208	10,804,173	22,912,381	149,355		12,108,208	10,953,528	23,061,736	1,626,503	1998/2003	6/1/2016
Jupiter	FL	11,568,280	16,029,881	10,556,833	26,586,714	215,037		16,029,881	10,771,870	26,801,751	1,330,037	1992/2012	6/1/2016
Royal Palm Beach	FL	9,678,415	11,425,394	13,275,322	24,700,716	73,709		11,425,394	13,349,031	24,774,425	1,871,748	2001/2003	6/1/2016
Port St. Lucie II	FL	7,264,947	5,130,621	8,410,474	13,541,095	151,777		5,130,621	8,562,251	13,692,872	1,136,769	2002	6/1/2016
Wellington	FL	14,456,568	10,233,511	11,662,801	21,896,312	65,191		10,233,511	11,727,992	21,961,503	1,359,869	2005	6/1/2016
Doral	FL	14,133,517	11,335,658	11,485,045	22,820,703	207,247		11,335,658	11,692,292	23,027,950	1,371,867	1998	6/1/2016
Plantation	FL	15,969,792	12,989,079	19,224,919	32,213,998	111,811		12,989,079	19,336,730	32,325,809	2,245,241	2002/2012	6/1/2016
Naples	FL	14,214,280	11,789,085	12,771,305	24,560,390	167,417		11,789,085	12,938,722	24,727,807	1,476,192	2002	6/1/2016
Delray	FL	11,854,625	17,096,692	12,983,627	30,080,319	173,022		17,096,692	13,156,649	30,253,341	1,541,643	2003	6/1/2016
Baltimore	MD	16,293,926	3,897,872	22,427,843	26,325,715	276,571		3,897,872	22,704,414	26,602,286	2,739,385	1990/2014	6/1/2016
Sonoma	CA	6,283,197	3,468,153	3,679,939	7,148,092	51,077		3,468,153	3,731,016	7,199,169	472,501	1984	6/14/2016
Las Vegas I	NV	10,210,195	2,391,220	11,117,892	13,509,112	144,928		2,391,220	11,262,820	13,654,040	1,179,359	2002	7/28/2016
Las Vegas II	NV	10,471,995	3,840,088	9,916,937	13,757,025	111,618		3,840,088	10,028,555	13,868,643	1,108,709	2000	9/23/2016
Las Vegas III	NV	6,544,997	2,565,579	6,338,944	8,904,523	169,906		2,565,579	6,508,850	9,074,429	737,188	1989	9/27/2016
Asheville I	NC	7,113,097	3,619,676	11,173,603	14,793,279	288,193		3,619,676	11,461,796	15,081,472	1,212,018	1988/2005/2015	12/30/2016
Asheville II	NC	3,236,212	1,764,969	3,107,311	4,872,280	78,177		1,764,969	3,185,488	4,950,457	366,004	1984	12/30/2016
Hendersonville I	NC	2,234,137	1,081,547	3,441,204	4,522,751	105,475		1,081,547	3,546,679	4,628,226	378,487	1982	12/30/2016
Asheville III	NC	4,657,189	5,096,833	4,620,013	9,716,846	159,066		5,096,833	4,779,079	9,875,912	558,244	1991/2002	12/30/2016
Arden	NC	6,529,921	1,790,118	10,265,741	12,055,859	199,741		1,790,118	10,465,482	12,255,600	994,253	1973	12/30/2016
Asheville IV	NC	4,394,350	4,558,139	4,455,118	9,013,257	86,312		4,558,139	4,541,430	9,099,569	544,682	1985/1986/2005	12/30/2016
Asheville V	NC	5,051,449	2,414,680	7,826,417	10,241,097	124,678		2,414,680	7,951,095	10,365,775	854,206	1978/2009/2014	12/30/2016
Asheville VI	NC	3,474,411	1,306,240	5,121,332	6,427,572	105,933		1,306,240	5,227,265	6,533,505	513,159	2004	12/30/2016
Asheville VIII	NC	4,517,556	1,764,965	6,162,855	7,927,820	143,977		1,764,965	6,306,832	8,071,797	693,448	1968/2002	12/30/2016
Hendersonville II	NC	4,254,715	2,597,584	5,037,350	7,634,934	160,072		2,597,584	5,197,422	7,795,006	657,926	1989/2003	12/30/2016
Asheville VII	NC	1,585,252	782,457	2,139,791	2,922,248	58,418		782,457	2,198,209	2,980,666	253,424	1999	12/30/2016
Sweeten Creek Land	NC	—	348,480	—	348,480	—		348,480	—	348,480	—	N/A	12/30/2016
Highland Center Land	NC	—	50,000	—	50,000	—		50,000	—	50,000	—	N/A	12/30/2016
Aurora II	CO	8,560,873	1,584,664	8,196,091	9,780,755	96,060		1,584,664	8,292,151	9,876,815	962,350	2012	1/11/2017
Dufferin(2)	ONT	18,426,124	6,258,511	16,287,332	22,545,843	219,635	(3)	6,283,048	16,482,430	22,765,478	1,539,550	2015	2/1/2017
Mavis(2)	ONT	12,743,301	4,657,233	14,493,508	19,150,741	155,843	(3)	4,675,492	14,631,092	19,306,584	1,348,393	2013	2/1/2017
Brewster(2)	ONT	9,385,269	4,136,329	9,527,410	13,663,739	107,094	(3)	4,152,546	9,618,287	13,770,833	897,554	2013	2/1/2017
Granite(2)	ONT	6,199,444	3,126,446	8,701,429	11,827,875	109,913	(3)	3,138,703	8,799,085	11,937,788	782,623	1998/2016	2/1/2017
Centennial(2)	ONT	4,391,273	1,714,644	11,428,538	13,143,182	170,347	(3)	1,721,366	11,592,163	13,313,529	1,013,267	2016/2017	2/1/2017

			Initial Cost to Company					Gross Carrying Amount at December 31, 2019
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Ft. Pierce	FL	6,479,547	1,152,931	12,398,306	13,551,237	22,461		1,152,931	12,420,767	13,573,698	358,952	2008	1/24/2019
Russell Blvd, Las Vegas II	NV	13,002,835	3,433,634	15,449,497	18,883,131	6,640		3,433,634	15,456,137	18,889,771	562,583	1996	1/24/2019
Jones Blvd, Las Vegas I	NV	10,902,999	1,975,283	12,565,410	14,540,693	35,094		1,975,283	12,600,504	14,575,787	362,807	1999	1/24/2019
Airport Rd, Colorado Springs	CO	3,664,395	870,373	7,877,813	8,748,186	97,297		870,373	7,975,110	8,845,483	242,859	1983	1/24/2019
Riverside	CA	6,461,036	1,259,685	6,995,794	8,255,479	102,225		1,259,685	7,098,019	8,357,704	223,795	1980	1/24/2019
Stockton	CA	5,653,407	783,938	7,706,492	8,490,430	1,232		783,938	7,707,724	8,491,662	243,952	1984	1/24/2019
Azusa	CA	9,530,028	4,384,861	9,153,677	13,538,538	135,589		4,384,861	9,289,266	13,674,127	276,663	1986	1/24/2019
Romeoville	IL	3,836,240	964,701	5,755,146	6,719,847	48,208		964,701	5,803,354	6,768,055	189,896	1986	1/24/2019
Elgin	IL	2,665,177	1,162,197	2,895,052	4,057,249	41,578		1,162,197	2,936,630	4,098,827	121,271	1986	1/24/2019
San Antonio I	TX	9,126,214	1,602,740	9,196,093	10,798,833	88,535		1,602,740	9,284,628	10,887,368	279,444	1998	1/24/2019
Kingwood	TX	6,299,510	1,016,291	9,358,519	10,374,810	64,973		1,016,291	9,423,492	10,439,783	302,752	2001	1/24/2019
Aurora	CO	3,942,344	1,678,141	5,958,219	7,636,360	12,582		1,678,141	5,970,801	7,648,942	243,322	2015	1/24/2019
San Antonio II	TX	—	3,109,187	8,579,806	11,688,993	—		—	—	—	—	2004	1/24/2019
Stoney Creek I	TOR	5,591,950	2,363,127	8,154,202	10,517,329	321,104	(3)	2,423,704	8,414,729	10,838,433	261,845	N/A	1/24/2019
Torbarrie	TOR	5,936,996	2,714,051	—	2,714,051	—	(3)	2,783,623	—	2,783,623	—	1980	1/24/2019
Baseline	AZ	5,882,318	1,307,289	11,385,380	12,692,669	—		1,307,289	11,385,380	12,692,669	362,892	2016	1/24/2019
3173 Sweeten Creek Rd, Asheville	NC	3,636,033	1,036,164	8,764,558	9,800,722	1,048,068		1,036,164	9,812,626	10,848,790	276,861	1982	1/24/2019
Elk Grove	IL	3,670,067	2,384,166	6,000,071	8,384,237	26,971		2,384,166	6,027,042	8,411,208	189,136	2016	1/24/2019
Garden Grove	CA	10,885,408	8,076,202	13,152,494	21,228,696	68,311		8,076,202	13,220,805	21,297,007	405,382	2017	1/24/2019
Deaverview Rd, Asheville	NC	2,830,546	1,449,001	4,412,039	5,861,040	121,594		1,449,001	4,533,633	5,982,634	149,150	1992	1/24/2019
Highland Center Blvd, Asheville	NC	3,267,324	1,763,875	4,823,116	6,586,991	16,000		1,763,875	4,839,116	6,602,991	156,742	1994	1/24/2019
Sarasota	FL	3,687,085	1,084,165	7,359,913	8,444,078	4,123		1,084,165	7,364,036	8,448,201	214,523	2017	1/24/2019
Mount Pleasant	SC	3,528,256	1,054,553	5,678,794	6,733,347	9,916		1,054,553	5,688,710	6,743,263	167,246	2016	1/24/2019
Nantucket	MA	25,198,238	5,854,837	33,210,517	39,065,354	49,887		5,854,837	33,260,404	39,115,241	945,522	2002	1/24/2019
Pembroke Pines	FL	8,559,709	3,146,970	14,296,167	17,443,137	6,192		3,146,970	14,302,359	17,449,329	431,009	2018	1/24/2019
Riverview	FL	4,674,089	1,593,082	7,102,271	8,695,353	9,552		1,593,082	7,111,823	8,704,905	228,810	2018	1/24/2019
Eastlake	CA	10,193,371	2,120,104	15,417,746	17,537,850	5,411		2,120,104	15,423,157	17,543,261	430,220	2018	1/24/2019
McKinney	TX	5,990,094	2,177,186	9,320,876	11,498,062	4,202		2,177,186	9,325,078	11,502,264	274,864	2016	1/24/2019
Hualapai Way, Las Vegas	NV	5,428,523	742,839	9,018,717	9,761,556	3,775		742,839	9,022,492	9,765,331	264,977	2018	1/24/2019
Gilbert	AZ	5,672,438	1,379,687	9,021,255	10,400,942	138,470		1,037,750	9,501,662	10,539,412	145,982	2019	7/11/2019
Corporate Office	CA	4,179,994	975,000	5,525,000	6,500,000	—		975,000	5,525,000	6,500,000	75,399	2018	1/24/2019
		$719,769,888	$334,865,685	$823,989,800	$1,158,855,485	$26,589,304		$332,350,688	$841,474,680	$1,173,825,368	$83,692,491

(1)	The aggregate cost of real estate for United States federal income tax purposes is approximately $1,220,069,468.
(2)	This property is located in Ontario, Canada.
(3)	The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

Activity in real estate facilities during 2019 was as follows:

2019
Real estate facilities
Balance at beginning of year	$820,296,026
Facility acquisitions	351,070,238
Impact of foreign exchange rate changes	6,582,603
Improvements and additions	7,565,494
Asset disposals	(11,688,993)
Balance at end of year	$1,173,825,368
Accumulated depreciation
Balance at beginning of year	$(54,264,685)
Asset disposals	202,416
Depreciation expense	(29,188,668)
Impact of foreign exchange rate changes	(441,554)
Balance at end of year	$(83,692,491)
Construction in process
Balance at beginning of year	$130,383
Net additions and assets placed into service	12,107,339
Balance at end of year	$12,237,722
Real estate facilities, net	$1,102,370,599

EXHIBIT INDEX

Exhibit No.	Description

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

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3

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

4.3*	Description of Common Stock

10.1	Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

10.2	Executive Severance and Change of Control Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.3	Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

10.4	KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.5	Promissory Note A-1, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.6	Promissory Note A-2, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.7	Assumption Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

10.8	Joinder By and Agreement of New Indemnitor, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 5, 2017, Commission File No. 000-55617

Exhibit No.	Description
10.9

Agreement and Plan of Merger, dated February 1, 2017, by and among Strategic Storage Trust II, Inc., Strategic Storage Operating Partnership II, L.P., Strategic Storage Toronto Properties REIT, Inc. and SST II Toronto Acquisition, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 7, 2017, Commission File No. 000-55617

10.10	Loan Agreement, dated October 11, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 17, 2018, Commission File No. 000-55617

10.11	Limited Recourse Guaranty, dated October 11, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on October 17, 2018, Commission File No. 000-55617

10.12	CMBS SASB Mortgage Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.13	CMBS SASB Mortgage Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.14	CMBS SASB Mortgage Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.15	CMBS SASB Mortgage Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.16	CMBS SASB Mezzanine Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.17	CMBS SASB Mezzanine Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.18	CMBS SASB Mezzanine Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.19	CMBS SASB Mezzanine Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.20	CMBS Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.21	CMBS Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.22	CMBS Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.23	CMBS Promissory Note A-3, dated January 24, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.24	CMBS Promissory Note A-4, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.25	CMBS Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.26	Secured Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.27	Secured Note (KeyBank), dated January 24, 2019, incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.28	Secured Note (SunTrust), dated January 24, 2019, incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.29	Secured Guaranty, dated January 24, 2019, incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.30	Senior Term Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

Exhibit No.	Description
10.31	Senior Note (KeyBank), dated January 24, 2019, incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.32	Senior Note (SunTrust), dated January 24, 2019, incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.33	Pledge and Security Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.34	Pledge and Security Agreement (Capital Events), dated January 24, 2019, incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.35

First Amendment to CMBS SASB Mortgage Loan Agreement, dated February 12, 2019, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K, filed on March 22, 2019, Commission File No. 000-55617

10.36

First Amendment to CMBS SASB Mezzanine Loan Agreement, dated February 12, 2019, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K, filed on March 22, 2019, Commission File No. 000-55617

10.37

Contribution Agreement, dated June 28, 2019, by and among Strategic Storage Operating Partnership II, L.P., the Company, SmartStop Asset Management, LLC and SmartStop OP Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.38

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

10.39	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617
10.40

Third Amended and Restated Limited Partnership Agreement, dated June 28, 2019, of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.41

Amendment No. 1 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.42

Preferred Stock Purchase Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.43

Investors’ Rights Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

21.1*	Subsidiaries of SmartStop Self Storage REIT, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executor Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executor Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A. Stanger & Co., Inc.

101*

The following SmartStop Self Storage REIT, Inc. financial information for the Year Ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

Exhibit No.	Description
104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 27, 2020.

SMARTSTOP SELF STORAGE REIT, INC.

By:	/s/ Michael S. McClure
Michael S. McClure
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael S. McClure Michael S. McClure	Chief Executive Officer (Principal Executive Officer)	March 27, 2020

/s/ James R. Barry James R. Barry	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2020

/s/ Michael Terjung Michael Terjung	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2020

/s/ David J. Mueller David J. Mueller	Independent Director	March 27, 2020

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 27, 2020

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 27, 2020

/s/ Paula Mathews Paula Mathews	Director	March 27, 2020