Form 10-Q
period 2020-03-31
SmartStop Self Storage REIT, Inc.
filed 2020-05-15
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, there were 51,873,198 outstanding shares of Class A common stock and 7,766,999 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation, changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of novel coronavirus (COVID-19), military actions, and terrorist attacks. The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate facilities:
Land	$329,153,446	$332,350,688
Buildings	782,198,917	780,969,455
Site improvements	61,749,253	60,505,225
	1,173,101,616	1,173,825,368
Accumulated depreciation	(90,247,609)	(83,692,491)
	1,082,854,007	1,090,132,877
Construction in process	940,922	12,237,722
Real estate facilities, net	1,083,794,929	1,102,370,599
Cash and cash equivalents	54,138,979	62,279,757
Restricted cash	6,835,245	6,291,366
Investments in and advances to Managed REITs	2,286,011	6,072,399
Other assets, net	10,797,367	6,318,037
Intangible assets, net	17,890,310	30,040,426
Trademarks	16,300,000	19,688,167
Goodwill	53,643,331	78,372,980
Total assets	$1,245,686,172	$1,311,433,731
LIABILITIES AND EQUITY
Debt, net	$705,927,075	$712,733,002
Accounts payable and accrued liabilities	20,811,007	18,576,230
Due to affiliates	1,115,899	1,624,474
Distributions payable	5,921,299	5,159,105
Contingent earnout	23,900,000	31,100,000
Deferred tax liabilities	3,862,675	6,609,571
Total liabilities	761,537,955	775,802,382
Commitments and contingencies (Note 13)
Redeemable common stock	47,370,901	43,391,362
Preferred Stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 150,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, with aggregate liquidation preferences of $152,383,940, and $151,665,753 at March 31, 2020 and December 31, 2019, respectively	146,379,708	146,426,164
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 51,763,337 and 51,435,124 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	51,763	51,435
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,749,939 and 7,699,893 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	7,750	7,700
Additional paid-in capital	491,623,649	491,433,240
Distributions	(137,311,513)	(128,642,787)
Accumulated deficit	(122,164,437)	(87,090,486)
Accumulated other comprehensive loss	(6,703,165)	(1,955,335)
Total SmartStop Self Storage REIT, Inc. equity	225,504,047	273,803,767
Noncontrolling interests in our Operating Partnership	64,871,761	71,988,256
Other noncontrolling interests	21,800	21,800
Total noncontrolling interests	64,893,561	72,010,056
Total equity	290,397,608	345,813,823
Total liabilities and equity	$1,245,686,172	$1,311,433,731

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Self storage rental revenue	$25,568,019	$23,231,649
Ancillary operating revenue	1,152,843	651,676
Managed REIT Platform revenue	1,783,787	—
Reimbursable costs from Managed REITs	1,793,474	—
Total revenues	30,298,123	23,883,325
Operating expenses:
Property operating expenses	9,675,026	8,199,046
Property operating expenses – affiliates	—	3,224,716
Managed REIT Platform expenses	1,174,809	—
Reimbursable costs from Managed REITs	1,793,474	—
General and administrative	3,667,947	1,654,184
Depreciation	7,716,671	6,868,408
Intangible amortization expense	3,669,631	1,726,976
Self administration transaction expenses	—	138,083
Acquisition expenses – affiliates	—	38,941
Other property acquisition expenses	28,105	83,849
Contingent earnout adjustment	(7,200,000)	—
Impairment of goodwill and intangible assets	36,465,732	—
Impairment of investments in Managed REITs	4,376,879	—
Total operating expenses	61,368,274	21,934,203
Operating income (loss)	(31,070,151)	1,949,122
Other income (expense):
Interest expense	(8,339,303)	(8,561,502)
Interest expense – accretion of fair market value of secured debt	32,657	32,468
Interest expense – debt issuance costs	(943,483)	(841,533)
Net loss on extinguishment of debt	—	(1,487,867)
Other	2,576,699	(39,005)
Net loss	(37,743,581)	(8,948,317)
Net loss attributable to the noncontrolling Interests in our Operating Partnership	5,031,652	56,759
Less: Distributions to preferred stockholders	(2,362,022)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(35,073,951)	$(8,891,558)
Net loss per Class A share – basic and diluted	$(0.59)	$(0.15)
Net loss per Class T share – basic and diluted	$(0.59)	$(0.15)
Weighted average Class A shares outstanding – basic and diluted	51,313,351	50,506,558
Weighted average Class T shares outstanding – basic and diluted	7,726,469	7,545,712

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(37,743,581)	$(8,948,317)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,567,120)	867,261
Foreign currency hedge contract gains (losses)	4,566,795	(846,581)
Interest rate swap and cap contract losses	(5,475,549)	(1,315,092)
Other comprehensive loss	(5,475,874)	(1,294,412)
Comprehensive loss	(43,219,455)	(10,242,729)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	5,761,649	64,969
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(37,457,806)	$(10,177,760)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$—	$32,226,815
Offering costs	—	—	—	—	(2,418)	—	—	—	(2,418)	—	(2,418)	—	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399	—	—
Changes to redeemable common stock	—	—	—	—	(3,963,393)	—	—	—	(3,963,393)	—	(3,963,393)	—	3,963,393
Redemptions of common stock	(120,000)	(120)	(21,291)	(21)	—	—	—	—	(141)	—	(141)	—	(2,044,001)
Distributions	—	—	—	—	—	(8,411,426)	—	—	(8,411,426)	—	(8,411,426)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(46,584)	(46,584)	—	—
Issuance of shares for distribution reinvestment plan	322,580	323	49,604	50	3,963,393	—	—	—	3,963,766	—	3,963,766	—	—
Stock compensation expense	—	—	—	—	21,957	—	—	—	21,957	—	21,957	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(8,891,558)	—	(8,891,558)	—	(8,891,558)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(56,759)	(56,759)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	867,261	867,261	—	867,261	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(846,581)	(846,581)	—	(846,581)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,315,092)	(1,315,092)	—	(1,315,092)	—	—
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$—	$34,146,207

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(28,822)	—	—	—	(28,822)	—	(28,822)	—	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(46,456)	—
Changes to redeemable common stock	—	—	—	—	(3,979,539)	—	—	—	(3,979,539)	—	(3,979,539)	—	3,979,539
Redemptions of common stock	(42,040)	(42)	—	—	—	—	—	—	(42)	—	(42)	—	—
Issuance of restricted stock	47,842	48	—	—	—	—	—	—	48	—	48	—	—
Distributions	—	—	—	—	—	(8,668,726)	—	—	(8,668,726)	—	(8,668,726)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,799)	(1,356,799)	—	—
Issuance of shares for distribution reinvestment plan	322,411	322	50,046	50	3,979,167	—	—	—	3,979,539	—	3,979,539	—	—
Stock compensation expense	—	—	—	—	219,603	—	—	—	219,603	—	219,603	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(35,073,951)	—	(35,073,951)	—	(35,073,951)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,031,652)	(5,031,652)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,959,904)	(3,959,904)	(607,216)	(4,567,120)	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	3,959,594	3,959,594	607,201	4,566,795	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(4,747,520)	(4,747,520)	(728,029)	(5,475,549)	—	—
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(37,743,581)	$(8,948,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,386,302	8,595,384
Change in deferred tax liability	(2,746,896)	—
Accretion of fair market value adjustment of secured debt	(32,657)	(32,468)
Amortization of debt issuance costs	943,483	841,533
Stock compensation expense	219,603	21,957
Contingent earnout adjustment	(7,200,000)	—
Impairment of goodwill and intangible assets	36,465,732	—
Impairment of investments in Managed REITs	4,376,879	—
Unrealized foreign currency and derivative gains	438,057	(231,142)
Net loss on extinguishment of debt	—	1,487,867
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(1,074,412)	(221,600)
Accounts payable and accrued liabilities	(426,003)	(534,875)
Managed REITs receivables	(590,687)	—
Due to affiliates	(331,673)	(98,620)
Net cash provided by operating activities	3,684,147	879,719
Cash flows from investing activities:
SSGT Mergers, net of cash acquired	—	(345,538,596)
Additions to real estate	(3,164,429)	(1,764,315)
Settlement of foreign currency hedges	398,951	1,586,484
Settlement of company owned life insurance	—	3,122,962
Sale of real estate joint venture	—	3,357,814
Net cash used in investing activities	(2,765,478)	(339,235,651)
Cash flows from financing activities:
Gross proceeds from issuance of debt	341,397	501,565,138
Repayment of debt	—	(141,088,724)
Scheduled principal payments on debt	(177,223)	(55,299)
Debt issuance costs	(4,533)	(8,299,823)
Preferred stock issuance costs	(46,457)	—
Debt defeasance costs	—	(1,690,703)
Offering costs	(190,257)	(169,834)
Redemption of common stock	(431,284)	(1,291,379)
Distributions paid to preferred stockholders	(1,643,836)	—
Distributions paid to common stockholders	(4,643,913)	(4,435,585)
Distributions paid to noncontrolling interest in OP	(1,358,066)	(26,407)
Net cash provided by (used in) financing activities	(8,154,172)	344,507,384
Impact of foreign exchange rate changes on cash and restricted cash	(361,396)	(276,888)
Change in cash, cash equivalents, and restricted cash	(7,596,899)	5,874,564
Cash, cash equivalents, and restricted cash beginning of period	68,571,123	14,012,208
Cash, cash equivalents, and restricted cash end of period	$60,974,224	$19,886,772

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$8,515,504	$7,177,930
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$3,979,539	$3,963,766
Distributions payable	$5,921,299	$2,922,647
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$2,502,155	$774,290
Additions to real estate and construction in process included in accounts payable	$307,100	$432,353
Redemption of common stock included in accounts payable and accrued liabilities	$—	$2,044,143
Issuance of units in our Operating Partnership in SSGT Mergers	$—	$4,217,399
Debt assumed in SSGT Mergers	$—	$5,038,435
Net liabilities assumed in SSGT Mergers	$—	$3,067,051
Write-off of unamortized debt issuance costs	$—	$356,519
Transfer of other assets to debt issuance costs	$—	$1,075,000

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management, LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor (defined below) have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, the “Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4, Self Administration Transaction, for additional information.

Prior to the Self Administration Transaction, our Former External Advisor was responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement and our properties were previously managed by our Former External Property Managers pursuant to property management agreements. However, upon completion of the Self Administration Transaction, we acquired approximately 350 self storage professionals and now perform such services on our own behalf. Please see Note 11 – Related Party Transactions.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2020, we had sold approximately 4.3 million Class A Shares and approximately 0.7 million Class T Shares for approximately $45.2 million and $6.9 million, respectively, in our DRP Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Preferred Shares”) of our Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations.

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is redeemed or repurchased in full.  See Note 8, Preferred Equity, for additional information.

We invested the net proceeds from our Offering primarily in self storage facilities. As of March 31, 2020, we owned 112 self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Canada (the Greater Toronto Area).

On April 20, 2020, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $10.40 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2019.

As a result of the calculation of our estimated value per share, beginning in May 2020, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated value per share of $10.40 for both Class A Shares and Class T Shares.

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Dealer Manager”) was responsible for marketing our shares offered pursuant to our Primary Offering. SAM indirectly owns a 15% non-voting equity interest in our Dealer Manager. Now that our Primary Offering has terminated, our Dealer Manager no longer provides such services for us. However, we pay our Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold. Please see Note 11 – Related Party Transactions – Dealer Manager Agreement.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of March 31, 2020, we owned approximately 86.7% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 13.3% of the common units are owned indirectly by SAM and affiliates of our Dealer Manager.  As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our TRS, which is a wholly-owned subsidiary of our Operating Partnership.

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

As of March 31, 2020, and December 31, 2019, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint ventures with SST IV and SSGT II which were acquired in the Self Administration Transaction, which are consolidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Equity Investments

Under the equity method, our investments will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership and the noncontrolling interests in our Tenant Programs joint ventures with SST IV and SSGT II in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as a noncontrolling interest in the accompanying consolidated balance sheets. We also consolidate our interests in the SST IV and SSGT II Tenant Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of indefinite and long-lived assets and goodwill, and the estimated useful lives of real estate assets and intangibles.

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

The value of the tangible assets, consisting of land and buildings is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $13.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2020 and 2019, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2019, our property acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2020 and 2019, we expensed approximately $30,000 and $260,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

As discussed in Note 4, the Self Administration Transaction was an acquisition of a business.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2020 and 2019, no impairment losses were recognized.

Goodwill Valuation

We initially recorded goodwill of approximately $78.4 million as a result of the Self Administration Transaction. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable and is not amortized. We perform an annual impairment test for goodwill and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities for additional information.

Trademarks

In connection with the Self Administration Transaction, we recorded $19.8 million associated with the two primary trademarks acquired. Prior thereto we had no amounts recorded related to trademarks.

Trademarks are based on the value of our brands. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

intangible fair value of our ownership of the brand name. We used the following significant projections and assumptions to determine fair value under the relief from royalty method: revenues; royalty rate; tax expense; terminal growth rate; and discount rate. For the SmartStop® trademark, the projections underlying this relief from royalty model were forecasted for eight years and then a terminal value calculation was applied. For the Strategic Storage® trademark, the projections underlying the relief from royalty model were forecasted for seven years. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each of our trademarks. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax cash flows were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows were then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to U.S. tax legislation) to arrive at the recommended fair values for the trademarks.

The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and thereafter is approximately $106,000, $140,000, $140,000, $140,000,
$70,000 and none, respectively.

We evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities for additional information.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

ability to incur offering costs or limitations imposed by the advisory agreements. We have elected to separately record such revenue in the Reimbursable costs from Managed REITs line within our consolidated statements of operations.

Additionally, we earn revenue in connection with our Tenant Programs joint ventures with our Managed REITs. We also earn development and construction management revenue from services we provide in connection with the project design, coordination and oversite of development and certain capital improvement projects undertaken by the Managed REITs.  We recognize such revenue in the Managed REIT Platform revenue line within our consolidated statements of operations. See Note 11 – Related Party Transactions, for additional information regarding revenue generated from our Managed REIT Platform.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2020, the gross amount allocated to in-place lease intangibles was approximately $46.2 million and accumulated amortization of in-place lease intangibles totaled approximately $42.1 million. As of December 31, 2019, the gross amounts allocated to in-place lease intangibles were approximately $46.8 million and accumulated amortization of in-place lease intangibles totaled approximately $40.4 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2020, 2021, 2022, 2023, 2024, and thereafter is approximately $2.8 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $0.9 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

As of March 31, 2020, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $18.1 million and accumulated amortization of those intangibles totaled approximately $4.3 million. As of December 31, 2019, the gross amount of the intangibles related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $26.5 million and accumulated amortization of those intangibles totaled approximately $2.9 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and thereafter is approximately $3.0 million, $2.9 million, $2.9 million, $2.9 million, $1.8 million, and $0.3 million, respectively.

We evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future. See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities for additional information.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 7). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2020, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $11.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $5.1 million. As of December 31, 2019, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $11.9 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $4.3 million.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net equity investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in equity investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $1.1 million and a gain of approximately $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Redeemable Common Stock

We previously adopted a share redemption program that enabled stockholders to sell their shares to us in limited circumstances.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. On August 26, 2019, our board of directors approved the suspension of our share redemption program, effective as of September 27, 2019, so that common shares were redeemable at the option of the holder only in connection with (i) death or disability of a stockholder, (ii) confinement to a long-term care facility, or (iii) other exigent circumstances. In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, we were not able to honor redemption requests made for the quarter ended March 31, 2020. In addition, on March 30, 2020, our board of directors approved the complete suspension of our share redemption program, effective on April 29, 2020. The share redemption program will remain suspended until its resumption is approved by the board, if ever. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

For the year ended December 31, 2019, we received redemption requests totaling approximately $4.9 million (approximately 0.5 million shares), approximately $4.5 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.4 million included in accounts payable and accrued liabilities as of December 31, 2019 and fulfilled in January 2020. During the three months ended March 31, 2020, approximately 0.1 million shares, or $0.8 million, were requested to be redeemed; however, due to the complete suspension of our share redemption program, no share redemption requests were fulfilled.

Accounting for Equity Awards

Through March 31, 2020, we had only issued service based awards. The cost of such restricted stock awards is required to be measured based on the grant date fair value and the cost recognized over the relevant service period. In recognizing these costs we have assumed no forfeitures for restricted stock granted to our board members and executives, and a weighted average forfeiture rate of 20% is applied to restricted stock granted to non-executive employees. These estimates are adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions along with the assets and liabilities described in Note 4, Self Administration Transaction. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. Additionally, certain such assets and liabilities are required to be fair valued periodically or valued pursuant to ongoing impairment analyses and have been valued subsequently utilizing the same techniques noted above. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at March 31, 2020, and December 31, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$316,000,000	$302,610,909	$311,700,000	$302,820,786

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

As of March 31, 2020, and December 31, 2019, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 7 and 9). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2020, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of other comprehensive (loss) income into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Segment Reporting

Our business is comprised of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 10 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classify our Series A Convertible Preferred Stock on our consolidated balance sheets using the guidance in ASC 480‑10‑S99. Our Series A Convertible Preferred Stock can be redeemed by us on or after the fifth anniversary of its issuance, or if certain events occur, such as the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we do not maintain our REIT status the holder can require redemption. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series A Convertible Preferred Stock as temporary equity.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2020:

Real estate facilities
Balance at December 31, 2019	$1,173,825,368
Construction in process placed in service	12,294,777
Impact of foreign exchange rate changes	(13,767,259)
Improvements and additions	748,730
Balance at March 31, 2020	$1,173,101,616
Accumulated depreciation
Balance at December 31, 2019	$(83,692,491)
Depreciation expense	(7,587,338)
Impact of foreign exchange rate changes	1,032,220
Balance at March 31, 2020	$(90,247,609)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

At the effective time of the SSGT REIT Merger (the “SSGT REIT Merger Effective Time”), each share of SSGT common stock, par value $0.001 per share (the “SSGT Common Stock”), outstanding immediately prior to the SSGT REIT Merger Effective Time (other than shares owned by SSGT and its subsidiaries or us and our subsidiaries) was automatically converted into the right to receive an amount in cash equal to $12.00, without interest and less any applicable withholding taxes. The proceeds used to fund the SSGT Mergers and the repayment of approximately $141 million of our outstanding debt were funded by the SSGT Merger Financings, totaling approximately $500 million, as described in Note 7.

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

(1)

The approximately $346 million cash consideration consisted of approximately $320 million paid to the SSGT stockholders, approximately $19 million of SSGT debt that was repaid at closing, approximately $5 million of other SSGT liabilities paid at closing, and approximately $1 million in transaction costs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The Contribution Agreement contains customary representations, warranties, covenants, agreements and indemnification obligations and rights of us, the Operating Partnership, SAM and SS OP Holdings.

Third Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement

On June 28, 2019, we entered into the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Operating Partnership Agreement”), which amended and superseded the Second Amended and Restated Limited Partnership Agreement (the “Former OP Agreement”), and a Redemption of Limited Partner Interest Agreement (the “Redemption of Limited Partner Interest Agreement”) with the Former External Advisor and the Operating Partnership, pursuant to which the Operating Partnership redeemed all of the limited partnership interests held by the Former External Advisor in the Operating Partnership. As a result of the Redemption of Limited Partner Interest Agreement and the Self Administration Transaction, the Former External Advisor’s parent entity, SAM and its affiliates no longer hold either their previously existing 20,000 limited partnership units or their special limited partnership interest in the Operating Partnership; however, SAM received cash of $200,000 and also now holds Class A-1 Units and Class A-2 Units in the Operating Partnership, as further described below.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Fair Value of Consideration Transferred

We accounted for the Contribution Agreement and Membership Interest Purchase Agreement discussed above as a business combination under the acquisition method of accounting. During the three months ended March 31, 2019, we incurred approximately $138,000 for legal fees and fees and expenses of our other professional and financial advisors related to the Self Administration Transaction, which are included in the self administration transaction expenses line-item in the accompanying consolidated statements of operations.

  The estimated fair value of the consideration transferred totaled approximately $111.3 million and consisted of the following:

Estimated Fair Value of Consideration Transferred
Cash(1)	$3,918,185
Class A-1 Units	63,643,000
Class A-2 Units (contingent earnout)	30,900,000
Total Consideration Transferred	98,461,185
Fair value of our preexisting 50% equity interests	12,800,000
Total	$111,261,185

(1)We assumed a net asset of approximately $0.5 million, which per the Contribution Agreement we were required to pay to SAM the value thereof and such amount was included above as cash consideration.

As a result of this acquisition, we remeasured the book value of our preexisting 50% equity method investments in our Tenant Programs joint ventures to fair value, which resulted in a gain of approximately $8.0 million which was presented in the gain resulting from acquisition of unconsolidated affiliates line-item in our consolidated statements of operations as of the date of the acquisition. The fair values of the Tenant Programs joint ventures were determined based on a discounted cash flow valuation of the projected cash flows.

The estimated fair value of the Class A-1 Units issued was determined using the Company’s then current net asset value, which was based on an income approach to value the properties and the valuation of the assets acquired in the Self Administration Transaction, as described herein, adjusted for market related adjustments and illiquidity discounts.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the Class A-1 Units and Class A-2 Units consideration included (i) a marketability discount of 5%, (ii) a capitalization rate of 5.16% and (iii) annual net operating income.

The estimated fair value of the contingent earnout, Class A-2 Units, was determined using the net asset value calculation described above and further adjusted based on a discounted probability weighted forecast of achieving the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

requisite AUM thresholds. Subsequent to the completion of the Self Administration Transaction, such liability is required to be recorded at fair value. For additional information, see Note 5 – Self Administration Transaction – Intangible Assets, Goodwill and Certain Other Assets and Liabilities. As of March 31, 2020, we had added incremental assets under management of approximately $167 million since the close of the Self Administration Transaction.

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

The goodwill recognized was supported by several factors, including that the Company becoming self-managed; additionally, the Managed REIT Platform business brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Note 5. Self Administration Transaction - Intangible Assets, Goodwill and Certain Other Assets and Liabilities

The emergence and ongoing spread of the COVID-19 pandemic has caused significant volatility in the economy and the capital markets. The increase in consumer and investor uncertainty has had an impact on our Managed REITs, specifically the Managed REITs’ ability to attract investor equity in the face of economic weakness and volatility. Further, in recent weeks various broker dealers that our Managed REITs have selling agreements with have temporarily halted non-traded REIT sales within their advisory networks. Also, subsequent to March 31, 2020, the Managed REITs announced the suspension of their offerings, effective April 30, 2020, see Note 16–Subsequent Events for additional information. Given the disruption that COVID-19 has had on our Managed REITs and their ability to raise additional equity, we evaluated the various intangible assets and liabilities associated with the sponsorship of the Managed REITs for impairment.

Based on the above facts, we revised our capital raise projections for the Managed REITs. We then evaluated the revised projected undiscounted future cash flows of our amortizing intangible assets to determine if they exceeded their respective carrying values and we determined that certain trademarks and management contracts acquired in the Self Administration Transaction were impaired. For such assets we recorded impairments to reduce their carrying value to their respective fair values. For our indefinite-lived trademark we determined that the fair value was in excess of its carrying value and therefore recorded an impairment equal to the difference. As a result, for the three months ended March 31, 2020 we recorded impairment charges totaling approximately $11.7 million to intangible assets, consisting of approximately $3.3 million related to our trademarks, approximately $2.2 million related to the management contracts of SST IV and approximately $6.2 million related to the management contracts of SSGT II. We similarly evaluated goodwill for impairment and determined that the carrying value of the goodwill related to our Managed REIT segment was in excess of fair value, and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

therefore impaired and we recognized an impairment charge of approximately $24.7 million. Goodwill related to our self storage operations was not impaired.

In connection with the Self Administration Transaction, we acquired a special limited partnership interest in SST IV and SSGT II. This interest, in certain situations, may entitle us to various subordinated distributions under SST IV’s and SSGT II’s operating partnership agreements. Given the revised capital projections noted above, the projected future subordinated distributions had a revised fair value estimate less than their carrying value. We deemed this difference to be an other than temporary decline in value, and have therefore recorded an impairment charge of approximately $4.4 million.

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which is the result of differences between the GAAP carrying value of certain amortizing assets and the carrying value for tax purposes of certain assets related to activities which are conducted through our TRS. As we reduced the GAAP carrying value of such assets, primarily the Managed REIT management contracts, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the liabilities in aggregate by approximately $2.4 million, and recorded such adjustment as Other income within the Other line-item in our consolidated statement of operations.

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which is required to be revalued at each reporting period, based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event.  The revised capital raise projections discussed above reduced the probability of the Class A-2 Units converting, which had the result of decreasing the fair value of the contingent earnout liability from $31.1 million as of December 31, 2019 to $23.9 million as of March 31, 2020, a decrease of $7.2 million.

Note 6. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2020 and 2019. Such presentation reflects the Company’s acquisitions that occurred during 2019, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2018. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the Three Months ended
	March 31, 2019	March 31, 2020
Pro forma revenue	$25,860,417	$30,298,123
Pro forma operating expenses	$(23,972,199)	$(61,101,607)
Pro forma net income (loss) attributable to common stockholders	$(7,714,114)	$(34,881,907)

The pro forma financial information for the three months ended March 31, 2020 and 2019 was adjusted to exclude none and approximately $0.1 million, respectively, for acquisition related expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 7. Debt

The Company’s debt is summarized as follows:

Encumbered Property	March 31, 2020	December 31, 2019	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$95,000,000	$95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	46,891,174	47,048,287	5.31%	8/1/2024
Canadian CitiBank Loan(4)	78,533,280	85,500,660	3.78%	10/9/2020
CMBS SASB Loan(5)	235,000,000	235,000,000	3.99%	2/9/2022
CMBS Loan(6)	104,000,000	104,000,000	5.00%	2/1/2029
Secured Loan(7) (8)	85,512,000	85,512,000	3.49%	1/24/2022
Stoney Creek Loan(9)	5,136,266	5,591,950	4.90%	10/1/2021
Torbarrie Loan(10)	5,776,320	5,936,996	4.90%	9/1/2021
Ladera Office Loan	4,159,885	4,179,994	4.29%	11/1/2026
Premium on secured debt, net	559,850	592,505
Debt issuance costs, net	(6,641,700)	(7,629,390)
Total debt	$705,927,075	$712,733,002

(1)

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

(2)

This fixed rate loan encumbers five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray) with monthly interest only payments until June 2022, at which time both interest and principal payments will be due monthly. The separate assets of these encumbered properties are not available to pay our other debts.

(3)

This fixed rate loan encumbers 11 self storage properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments became due monthly.

(4)

This variable rate loan encumbers 10 of our Canadian properties and the amount shown above is in USD based on the foreign exchange rate in effect of the dates presented. We have purchased interest rate caps that cap CDOR at 3.0% until October 15, 2021. The separate assets of these encumbered properties are not available to pay our other debts.

(5)

This variable rate loan encumbers 29 properties (Morrisville, Cary, Raleigh, Vallejo, Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Port St Lucie, Sacramento, Concord, Oakland, Wellington, Doral, Naples, Baltimore, Aurora, Jones Blvd - Las Vegas, Russell Rd - Las Vegas, Riverside, Stockton, Azusa, Romeoville, Elgin, San Antonio, Kingwood). In June 2019, we purchased an interest rate swap whereby LIBOR is fixed at 1.79% though February 15, 2022, which results in an effective fixed interest rate of 4.79%. The separate assets of these encumbered properties are not available to pay our other debts.

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

(8)

On January 29, 2019, we entered into a $161.2 million notional interest rate swap whereby LIBOR was fixed at approximately 2.6% until August 1, 2020. On October 29, 2019, in connection with the pay off of the Senior Term Loan, we terminated approximately $75.7 million of this interest rate swap which required a settlement payment of approximately $0.6 million. The remaining $85.5 million of the interest rate swap effectively fixes the interest rate on the Secured Loan at 5.1%.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

(9)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.95% as of March 31, 2020, and in no event shall the total interest rate fall below 4.65% per annum. The Stoney Creek loan was assumed in the SSGT Mergers and had a balance of approximately $5 million USD as of the SSGT Mergers date. The Stoney Creek loan is secured by a first lien deed of trust on the Stoney Creek property and all improvements thereto, is cross-collateralized with the Torbarrie property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2020.

(10)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.95% as of March 31, 2020, and in no event shall the total interest rate fall below 4.65% per annum. The Torbarrie loan was assumed in the SSGT Mergers and had no outstanding balance as of the date of the SSGT Mergers. The Torbarrie loan is a construction loan, which allows for borrowings up to approximately $10.3 million CAD and is secured by a first lien deed of trust on the Torbarrie property and all improvements thereto, is cross-collateralized with the Stoney Creek property, and is guaranteed by the Company. The amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2020.

The weighted average interest rate on our consolidated debt as of March 31, 2020 was approximately 4.2%.

We are subject to certain restrictive covenants relating to the outstanding debt. For the period ended March 31, 2020, we were in compliance with all such covenants.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Secured Loan

This represents secured financing with KeyBank, Fifth Third Bank (“Fifth Third”), and SunTrust Bank (“SunTrust”) as equal co-lenders (the “Secured Lenders”) for an amount up to approximately $96.4 million pursuant to a mortgage loan (the “Secured Loan”). At close, the Secured Loan was secured by a first mortgage or deed of trust on each of 16 wholly owned properties. The loan has a maturity date of January 24, 2022, which may, in certain circumstances, be extended at the option of the borrower for one additional term equal to one year, as set forth in the Secured Loan Agreement. Monthly payments due under the Secured Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of approximately $89.2 million was made under the Secured

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Loan. On July 11, 2019, in conjunction with the acquisition of the Riggs Road Property, the Riggs Road Property was mortgaged pursuant to the terms of the loan agreement (the “Secured Loan Agreement”), and an additional approximate $5.7 million was drawn. On August 30, 2019, we drew an additional approximately $0.5 million from the interest reserve, increasing the then total amount outstanding on the loan to approximately $95.4 million. In October 2019, in connection with the sale of our San Antonio II property, we paid off approximately $9.9 million of the Secured Loan.

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

The loan documents for the Secured Loan contain: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In particular, the Secured Loan Agreement imposes certain requirements on the Company such as a total leverage ratio, tangible net worth and liquidity requirements, fixed charge coverage ratios and limits on the amount of unhedged variable rate debt exposure. On May 8, 2020, we completed an amendment to the Secured Loan with the Secured Lenders which revised various covenants for the loan. See Note 16–Subsequent Events – Secured Loan Amendment for additional information. In addition, and pursuant to the terms of the full recourse guaranty (the “Secured Loan Guaranty”), dated January 24, 2019, in favor of the Secured Lenders, we, along with our Operating Partnership serve as full recourse guarantors with respect to the Secured Loan.

Senior Term Loan

We along with our Operating Partnership entered into a financing for an amount up to $87.7 million with KeyBank and SunTrust, as co-lenders (the “Senior Term Lenders”), pursuant to a senior term loan (the “Senior Term Loan”). The Senior Term Loan was secured by a pledge of 49% of the equity interests in our property-owning special purpose entities, other than those that own the CMBS SASB Properties. The Senior Term Loan was made pursuant to a loan agreement with a maturity date of January 24, 2022 (the “Senior Term Loan Agreement”). Monthly payments due under the Senior Term Loan Agreement were interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, an initial borrowing of $72.0 million was made under the Senior Term Loan with the right to draw an additional $15.7 million, as set forth in the Senior Term Loan Agreement, of which we subsequently drew an additional $14.3 million.

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

Canadian CitiBank Loan

On October 11, 2018, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering 10 of our properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. As of March 31, 2020, we had an outstanding balance of $111.3 million CAD, and have the right to receive future advances in the aggregate amount of up to $0.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2020:

2020	$79,064,310
2021	12,207,224
2022	323,426,828
2023	3,384,577
2024	47,035,146
2025 and thereafter	246,890,840
Total payments	712,008,925
Premium on secured debt, net	559,850
Debt issuance costs, net	(6,641,700)
Total	$705,927,075

Note 8. Preferred Equity

Series A Convertible Preferred Stock

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in preferred shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations. We pay the Investor a fee of 0.25% per annum on the remaining commitment amount until drawn, or the 12-month anniversary of the Initial Closing. We incurred approximately $3.6 million in issuance costs related to the Series A Convertible Preferred Stock, which are recorded as a reduction to Series A Convertible Preferred stock on our consolidated balance sheets.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

March 31, 2020

(Unaudited)

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

As of March 31, 2020, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $152.4 million, which consisted of $150 million from the Initial Closing, approximately $2.3 million of accumulated and unpaid distributions, and approximately $0.1 million of accumulated and unpaid fees on the undrawn commitment. As of December 31, 2019 there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $151.7 million, which consisted of $150 million from the Initial Closing, approximately $1.7 million of accumulated and unpaid distributions, and approximately $0.1 million of accumulated and unpaid fees on the undrawn commitment.

Note 9. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our interest rate risk management strategy. The effective portion of the change in the fair value of the derivative that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

We do not use interest rate derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) as income within our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Foreign Currency Hedges

Our objectives in using foreign currency derivatives are to add stability to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar and to manage our exposure to exchange rate movements. To accomplish this objective, we use foreign currency forwards and foreign currency options as part of our exchange rate risk management strategy. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the forward contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the forward contract. A foreign currency option contract is a commitment by the seller of the option to deliver, solely at the option of the buyer, a certain amount of currency at a certain price on a specific date. For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

The following table summarizes the terms of our derivative financial instruments as of March 31, 2020:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$85,512,000		2.61%	January 24, 2019	August 1, 2020
LIBOR Swap	235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$95,000,000	(1)	1.334	February 10, 2020	February 10, 2021

(1)	Notional amounts shown are denominated in CAD.

On January 25, 2019, we settled a $90 million CAD foreign currency forward, receiving a net settlement of approximately $2.1 million and simultaneously entered into a $95 million CAD foreign currency forward. On July 8, 2019 we settled the $95 million CAD foreign currency forward, paying a net settlement of approximately $0.6 million and simultaneously entered into a $95 million CAD currency option. On December 9, 2019 the CAD currency option expired and we simultaneously entered into a two month $95 million CAD foreign currency forward. On February 10, 2020 we settled the CAD currency forward, receiving a net settlement of approximately $0.5 million and simultaneously entered into a one year $95 million CAD foreign currency forward. A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive loss, the other portion, a gain of approximately $0.9 million and a loss of approximately $0.4 million related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of December 31, 2019:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$85,512,000		2.61%	January 24, 2019	August 1, 2020
LIBOR Swap	235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Option:
Denominated in CAD	$95,000,000	(1)	1.323	December 9, 2019	February 10, 2020(2)

(1)	Notional amount shown is denominated in CAD.
(2)

We settled this forward on February 10, 2020, receiving a net settlement of approximately $0.5 million and simultaneously entered into another $95 million CAD foreign currency forward with a maturity date of February 10, 2021.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2020	December 31, 2019
Interest Rate Swaps
Accounts payable and accrued liabilities	$7,203,078	$1,695,140
Interest Rate Caps
Other assets	$49,562	$28,847
Foreign Currency Hedges
Other assets	$3,586,332	$—
Accounts payable and accrued liabilities	—	1,425,632

Note 10. Segment Disclosures

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following table summarizes information for the reportable segments for the three months ended March 31, 2020 below:

	Three Months Ended March 31, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$25,568,019	$—	$—	$25,568,019
Ancillary operating revenue	1,152,843	—	—	1,152,843
Managed REIT Platform revenue	—	1,783,787	—	1,783,787
Reimbursable costs from Managed REITs	—	1,793,474	—	1,793,474
Total revenues	26,720,862	3,577,261	—	30,298,123
Operating expenses:
Property operating expenses	9,675,026	—	—	9,675,026
Managed REIT Platform expense	—	1,174,809	—	1,174,809
Reimbursable costs from Managed REITs	—	1,793,474	—	1,793,474
General and administrative	—	—	3,667,947	3,667,947
Depreciation	7,601,171	—	115,500	7,716,671
Intangible amortization expense	2,196,828	1,472,803	—	3,669,631
Other property acquisition expenses	28,105	—	—	28,105
Contingent earnout adjustment	—	(7,200,000)	—	(7,200,000)
Impairment of goodwill and intangible assets	—	36,465,732	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879	—	4,376,879
Total operating expenses	19,501,130	38,083,697	3,783,447	61,368,274
Operating income (loss)	7,219,732	(34,506,436)	(3,783,447)	(31,070,151)
Other income (expense):
Interest expense	(8,294,093)	—	(45,210)	(8,339,303)
Interest expense – accretion of fair market value of secured debt	32,657	—	—	32,657
Interest expense – debt issuance costs	(941,124)	—	(2,359)	(943,483)
Other	(170,197)	2,746,896	—	2,576,699
Net loss	$(2,153,025)	$(31,759,540)	$(3,831,016)	$(37,743,581)

The following table summarizes our total assets by segment:

Segments	March 31, 2020
Self Storage(1)	$1,155,879,412
Managed REIT Platform(1)	32,543,464
Corporate and Other	57,263,296
Total assets	$1,245,686,172

(1)	Included in the assets of the Self Storage and the Managed REIT Platform segments are approximately $45.3 million and $8.4 million of goodwill, respectively.

Note 11. Related Party Transactions

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

March 31, 2020

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Property Management Agreements

As a result of the Self Administration Transaction, we acquired approximately 350 self storage professionals and other personnel and now perform property management services on our own behalf.

Through June 28, 2019, pursuant to the property management agreements, our Former External Property Managers received: (i) a monthly management fee for each property equal to the greater of $3,000 or 6% of the gross revenues from the properties plus reimbursement of the property manager’s costs of managing the properties and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, we had agreed with our Former External Property Managers or an affiliate to share equally in the net revenue attributable to the sale of tenant insurance, protection plans, or other indemnity plans at our properties. With respect to each new property we acquired for which we entered into a property management agreement with our Former External Property Managers we paid our Former External Property Managers a one-time start-up fee in the amount of $3,750.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2019 and the three months ended March 31, 2020, as well as any related amounts payable as of December 31, 2019 and March 31, 2020:

	Year Ended December 31, 2019			Three Months Ended March 31, 2020
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses	$975,985	$1,185,370	$—	$—	$—	$—
Transfer Agent fees	324,943	374,404	—	175,840	175,840	—
Asset management fees	3,622,558	3,622,558	—	—	—	—
Property management fees	2,983,111	2,983,111	—	—	—	—
Acquisition expenses	84,061	84,061	—	—	—	—
Capitalized
Acquisition costs	235,932	235,932	—	—	—	—
Self Administration Transaction working capital true-up	493,785	493,785	—	—	—	—
Additional paid-in capital
Stockholder servicing fee(1)	—	667,651	1,277,340	—	161,441	1,115,899
Total	$8,720,375	$9,646,872	$1,277,340	$175,840	$337,281	$1,115,899

(1)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

Please see Note 3 – Real Estate Facilities and Note 4 – Self Administration Transaction for detail regarding additional related party transactions.

Tenant Programs

We may offer a tenant insurance plan, tenant protection plan or similar program (collectively “Tenant Programs”) to customers at our properties.  We and an affiliate of our Former External Property Manager previously agreed to transfer our respective rights in such Tenant Programs revenue to a joint venture owned 50% by our TRS subsidiary and, through the date of the Self Administration Transaction, 50% by our Former External Property Manager’s affiliate (the “Former PM Affiliate”). Under the terms of the joint venture agreement, the TRS received 50% of the net economics generated from such Tenant Programs and the Former PM Affiliate received the other 50% of such net economics. In addition, we shared equally in the net revenue attributable to the sale of Tenant Programs at the properties we acquired in the SSGT Mergers on substantially similar terms as set forth above. In connection with the Self Administration Transaction we now wholly-own both such Tenant Programs joint venture entities.

For the three months ended March 31, 2020 and 2019, we recorded net revenues of approximately $1.0 million and $0.5 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

SST IV Advisory Agreement

The SST IV Advisor provides acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”). SST IV is required to reimburse SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor funds, and will not be reimbursed for 1.15% of the gross offering proceeds from the sale of Class W shares sold in the SST IV offering. Such amounts for the three months ended March 31, 2020 totaled approximately $25,000.  The SST IV Advisor will be required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminates to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also requires the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

The SST IV Advisor also receives a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of SST IV’s aggregate asset value, as defined.

The SST IV Advisor may potentially also be entitled to various subordinated distributions under SST IV’s operating partnership agreement pursuant to the special limited partnership interest and its cash flow participation distribution rights if SST IV (1) lists its shares of common stock on a national exchange, (2) terminates the SST IV Advisory Agreement, (3) liquidates its portfolio, or (4) enters into an Extraordinary Transaction, as defined in the SST IV operating partnership agreement.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Managed REIT Property Management Agreements

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

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three months ended March 31, 2020:

Managed REIT Platform Revenues	Three Months Ended March 31, 2020
Property management agreement – SST IV	$338,918
Property management agreement – SSGT II	74,723
Advisory agreement – SST IV	771,186
Advisory agreement – SSGT II	235,635
Tenant Program revenue – SST IV	165,888
Tenant Program revenue – SSGT II	29,457
Other Managed REIT revenue(1)	167,980
Total	$1,783,787
(1)	Such revenues primarily includes construction management and development fees.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

As of March 31, 2020, we had receivables due from SST IV and SSGT II totaling approximately $670,000 and $200,000, respectively, which are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheet. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

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

For the three months ended March 31, 2020, we incurred fees to SAM under the Administrative Services Agreement of approximately $0.9 million, which were recorded in our Managed REIT Platform expenses in our consolidated statement of operations for the three months ended March 31, 2020. We recorded reimbursements from SAM of approximately $0.2 million related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations for the three months ended March 31, 2020.

As of March 31, 2020, no amounts were owed to SAM.

Note 12. Stock Based Compensation

We issue stock based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of stock based compensation. Through March 31, 2020 we had only issued restricted stock grants, which are subject to a vesting period over which the restrictions are released and the stock is issued in book entry form to the grantee. During the vesting period, the grantee is not permitted to sell, transfer, pledge, encumber or assign shares of non-vested restricted stock granted under the Plan and the grantee does not have the ability to vote the shares. Any dividends accrued on non-vested shares will be paid, if and when the underlying restricted shares vest. Generally the shares vest over a three to four year period which begins on the date of grant.

As of March 31, 2020, 5,619,492 shares were available for issuance under the Plan.

We recorded approximately $220,000 and $22,000 of expense in general and administrative expense in our consolidated statements of operations related to restricted stock granted to employees and directors for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $2.3 million of total unrecognized compensation expense related to non-vested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 3.1 years.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at December 31, 2019	265,806	$9.53
Granted	47,842	9.78
Vested	(1,250)	10.00
Non-Vested at March 31, 2020	312,398	$9.57

In April 2020, the compensation committee of our board of directors approved the 2020 executive compensation program for our executives and certain awards were granted.  See Note 16—Subsequent Events for additional information.

Note 13. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 20, 2020, beginning in May 2020, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.40 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of March 31, 2020, we had sold approximately 4.3 million Class A Shares and approximately 0.7 million Class T Shares through our DRP Offering.

Share Redemption Program

We previously adopted a share redemption program that enabled stockholders to sell their shares to us in limited circumstances. On August 26, 2019, our board of directors approved the suspension of our share redemption program effective as of September 27, 2019, except with respect to redemption requests made in connection with the death or disability of a stockholder, redemption due to confinement to a long-term care facility, or other exigent circumstances. On March 30, 2020, our board of directors approved the complete suspension of our share redemption program, effective on April 29, 2020. If the suspension is lifted, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our share redemption program and we have sufficient funds available to fund such redemption. We are not obligated to redeem shares under the share redemption program.

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Excluding any period while the program is suspended, any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering, the Redemption Amount shall be the lesser of the amount the stockholder paid for their shares or the price per share in the current offering. If we are no longer engaged in an offering, our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price during an offering is determined by any method other than the offering price, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

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

For the year ended December 31, 2019, we received redemption requests totaling approximately $4.9 million (approximately 0.5 million shares), approximately $4.5 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.4 million included in accounts payable and accrued liabilities as of December 31, 2019 and fulfilled in January 2020. During the three months ended March 31, 2020, approximately 0.1 million shares, or $0.8 million, were requested to be redeemed; however, due to the complete suspension of our share redemption program, no share redemption requests were fulfilled.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Note 14. Declaration of Distributions

On March 30, 2020, our board of directors changed its distribution authorizations from a quarterly to monthly authorization starting with the second quarter of 2020. This change in the distribution policy was in order to give our board maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19. In connection with this, our board of directors authorized a daily distribution rate of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2020 and ending April 30, 2020.  After the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 15. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Total revenues	$23,883,325	$25,980,517	$29,588,014	$30,076,693	$30,298,123
Total operating expenses	$21,934,203	$25,211,611	$27,773,486	$26,965,933	$61,368,274
Operating income (loss)	$1,949,122	$768,906	$1,814,528	$7,055,456	$(31,070,151)
Net loss	$(8,948,317)	$(2,283,972)	$(9,541,579)	$(4,321,670)	$(37,743,581)
Net loss attributable to common stockholders	$(8,891,558)	$(2,212,445)	$(8,214,826)	$(5,431,504)	$(35,073,951)
Net loss per Class A Share-basic and diluted	$(0.15)	$(0.04)	$(0.14)	$(0.09)	$(0.59)
Net loss per Class T Share-basic and diluted	$(0.15)	$(0.04)	$(0.14)	$(0.09)	$(0.59)

Note 16. Subsequent Events

Distribution Reinvestment Plan Offering

As of May 13, 2020, we have issued approximately 4.4 million Class A shares of our common stock and approximately 0.7 million Class T Shares of our common stock for gross proceeds of approximately $ 46.3 million and approximately $7.1 million, pursuant to our DRP Offering.

Distribution Declaration

On April 27, 2020, our board of directors declared a distribution rate for May 2020 of approximately $0.001639 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on May 1, 2020 and continuing on each day thereafter through and including May 31, 2020. In connection with this distribution, after the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Dealer Manager Termination and Suspension of Offerings by Managed REITs

Based upon various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its impact on the economy and capital markets, the status of fundraising in the non-traded REIT industry due to such uncertainty, and the approval by the board of directors of the respective Managed REITs, each Managed REIT terminated their respective Dealer Manager Agreements on April 17, 2020 by providing a 60 day termination notice. Additionally, the boards of directors of each Managed REIT also approved the suspension of their offerings, effective as of April 30, 2020.

Amendment to Operating Partnership Agreement and Issuance of Equity Awards

In April 2020, the compensation committee of our board of directors approved the 2020 executive compensation program for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards consisting of shares of our common stock (“Restricted Stock”) or long-term incentive plan units of the Operating Partnership (the “LTIP Units”), and (2) time-based equity grants in the form of either, at the election of the executive, Restricted Stock or LTIP Units  (collectively, the “2020 LTIP Plan”).  In connection therewith, we entered into a second amendment to our Operating Partnership Agreement.

Pursuant to the 2020 LTIP Plan, in April 2020 an aggregate of approximately 5,750 shares of Restricted Stock were issued to our executive officers, as well as approximately 130,640 LTIP Units, each in connection with performance-based equity grants.  With respect to performance-based equity grants, the number of shares of Restricted Stock granted as of the grant date was equal 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date was equal 200% of the targeted award. These are non-vested grants which shall vest based on ranges from a threshold of 0% to a maximum of 200% of the targeted equity award set for each executive by the compensation committee, with such percentage being determined based upon our ranking as compared to a peer group of publicly traded self storage REITs in terms of the average same-store revenue growth, analyzed over a three-year period.

Similarly, also in connection with the 2020 LTIP Plan, in April 2020 an aggregate of approximately 215,000 LTIP Units were issued to our executive officers in connection with time-based equity grants.  These are non-vested grants which shall vest ratably over four years commencing on December 31, 2020, subject to the recipient’s continued employment or service through the applicable vesting date.

Secured Loan Amendment

On May 8, 2020, we completed an amendment to the Secured Loan with the Secured Lenders. The Secured Loan amendment revised certain financial covenants, including increasing the REIT-level liquidity covenant from $10 million to $15 million, and the addition of a REIT-level debt service coverage ratio. Additionally, the amendment added a minimum rate for LIBOR of 0.50%.

Novel Coronavirus Update (COVID-19)

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. The COVID-19 pandemic and the resulting effects, including shutdowns or weakness in national, regional and local economies that negatively impact the demand for self storage space have impacted and could continue to adversely impact our business, financial condition, liquidity and results of operations, however the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (f/k/a Strategic Storage Operating Partnership II, L.P.) (our “Operating Partnership”), and SmartStop TRS, Inc. (f/k/a Strategic Storage TRS II, Inc.) (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management, LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor have been redeemed. Additionally, we are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV the “Managed REITs”), a private non-traded REIT, and now as a sponsor to the Managed REITs have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

As of March 31, 2020, we owned 112 operating self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

As of March 31, 2020, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	2.0%	82.6%	1.1%
Arizona	2	1,815	190,700	2.3%	66.6%	1.5%
California	24	15,230	1,588,000	19.6%	89.5%	24.0%
Colorado	6	3,190	348,500	4.3%	86.9%	3.7%
Florida	17	13,260	1,512,300	18.4%	87.4%	21.2%
Illinois	5	2,920	305,800	3.9%	88.7%	3.1%
Indiana	2	1,000	112,100	1.4%	87.3%	0.9%
Massachusetts	1	840	93,000	1.1%	84.6%	2.3%
Maryland	2	1,610	172,900	2.1%	88.1%	2.2%
Michigan	4	2,180	261,000	3.2%	87.3%	2.9%
New Jersey	1	460	51,000	0.6%	93.9%	0.6%
Nevada	6	5,040	623,500	7.6%	88.4%	6.7%
North Carolina	17	7,230	1,019,300	12.4%	85.1%	9.3%
Ohio	5	2,210	272,300	3.4%	91.1%	2.3%
South Carolina	3	1,920	242,600	3.0%	85.4%	2.4%
Texas	3	1,690	230,800	2.8%	89.3%	2.5%
Washington	1	490	48,100	0.6%	91.0%	0.7%
Ontario, Canada(5)	12	9,540	1,006,700	11.3%	88.6%	12.6%
Total	112	71,705	8,237,600	100%	87.4%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 678,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of March 31, 2020. As of March 31, 2020, the following properties were not physically and/or economically stabilized: Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, 3173 Sweeten Creek Rd—Asheville, Stoney Creek, Hualapai Way—Las Vegas, Gilbert and Torbarrie. Excluding these properties, our physical occupancy as of March 31, 2020 was approximately 88.8%.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended March 31, 2020.

(5)

Our Torbarrie property in Toronto, Canada was substantially completed and partially opened in March 2020. Construction activities at our Torbarrie property have been temporarily halted due to the COVID-19 pandemic; we expect that when such activities resume the facility will be fully opened shortly thereafter.

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

Real Property Assets Valuation

We evaluate our real property assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of such assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property asset and recognize an impairment loss. Our evaluation of the impairment of real property assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Intangible Assets Valuation

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to the Tenant Programs joint ventures. For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships. We evaluate these intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable.  In such an event, an impairment charge is recognized and the intangible asset is marked down to its fair value.

See Note 5 of the consolidated financial statements contained within this report for additional information.

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

See Note 5 of the consolidated financial statements contained within this report for additional information.

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

We evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future.

See Note 5 of the consolidated financial statements contained within this report for additional information.

Estimated Useful Lives of Real Property Assets

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

Recent Market Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. As a result of the global COVID-19 pandemic, national and local governments in every jurisdiction in which we operate have issued orders causing temporary shutdowns of businesses and restrictions on the ability of residents to conduct business or engage in certain activities outside of their homes, as well as restrictions on certain commercial activities. These orders have impacted, and will continue to impact, our facilities and operations.  To ensure the safety of our personnel and customers we have instituted the use of masks, gloves, additional cleaning measures and social distancing at all of our self storage facilities. In addition, we have instituted remote working measures at our corporate headquarters and call center.

We have adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we have had to temporarily close some of our offices. In addition, since late March, we have seen reductions in our move-in volumes which have been partially offset by lower move-out volumes. To date there has been no significant change in our rent collections. However, rent collections could be impacted by our customers’ ability to pay rent which would increase bad debt expense. While we have recently implemented an entirely contactless option for servicing our customers, we typically conduct aspects of our leasing activities at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as tenant protection plans. Reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 outbreak along with the economic impact of COVID-19 on customers could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns relating to COVID-19 have also affected, and could continue to affect, our on-site staffing, which could have an adverse impact our ability to adequately manage our facilities.

In addition, certain jurisdictions have issued orders impacting our ability to charge certain fees, conduct auctions or increase our rental rates to existing customers. Beginning in mid-March, we elected to suspend all auctions and rate increases for our existing customers, as well as suspend certain fees from being charged. As a result, we have seen a negative impact on our revenues.

The ultimate extent and duration of the impact of the COVID-19 outbreak, including the corresponding governmental orders, on the demand for self storage space or on our business, financial condition, collections, bad debt expense, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth or severity of the COVID-19 outbreak, as well as the actions to contain or treat its impact.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from our self storage tenant leases; (ii) fees generated from our Managed REITs; (iii) our Tenant Programs; and (iv) sales of packing- and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us, maintaining our fees from our Managed REITs, and the success of our Tenant Programs.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of March 31, 2020 and 2019, we owned 112 and 111 operating self storage facilities, respectively. Our operating results for the three months ended March 31, 2019 include full quarter results for 83 self storage facilities and partial quarter results for 28 operating self storage facilities acquired during the quarter ended March 31, 2019. Our operating results for the three months ended March 31, 2020 include full quarter results for 111 self storage facilities and partial quarter results for one operating self storage facility partially opened during the quarter ended March 31, 2020. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

SSGT Mergers

On January 24, 2019, we merged with SSGT, a REIT focused on opportunistic self storage properties, including development and lease-up properties. Through the SSGT Mergers, we acquired 27 operating self storage facilities which had a physical occupancy of approximately 77% at acquisition, along with one property that was subsequently sold in October 2019 located in San Antonio, Texas, one development property in the Greater Toronto, Canada area and the rights to acquire another property under development in Gilbert, Arizona, which was acquired in July 2019.  While the SSGT portfolio generated positive net operating income since the completion of the SSGT Mergers, the portfolio was not yet physically or economically stabilized and is expected to continue to grow in various key metrics. The chart below illustrates the growth in occupancy and total revenues in the SSGT portfolio of assets since the completion of the SSGT Mergers:

(1)

Physical occupancy represents the percentage of square feet occupied for 27 SSGT operating properties through June 30, 2019, 28 properties through December 31, 2019 including the newly acquired Gilbert property, and 29 properties for March 31, 2020 period including the partially opened Toronto development property. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was sold in October 2019, has been excluded from all periods.

(2)

Total revenue represents the total self storage revenues earned during each respective quarter for 27 SSGT operating properties through June 30, 2019, 28 SSGT properties through December 31, 2019, and all 29 SSGT properties thereafter. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was sold in October 2019, has been excluded from all periods.

(3)

Physical occupancy declined from June 30, 2019 to September 30, 2019 due to the inclusion of the Gilbert property, which was acquired in July 2019 at 0% occupancy. Physical occupancy for March 31, 2020 also included the Toronto development property, which was partially opened during first quarter 2020. The equivalent September 30, 2019, December 31, 2019 and March 31, 2020 occupancies for the 27 properties excluding the Gilbert and Toronto properties, were approximately 84%, 85%, and 86%, respectively.

Over the next 24 to 36 months, we believe the SSGT portfolio will continue to grow revenues and net operating income, and will become accretive to FFO, as adjusted, and cash flow over that time. While FFO, as adjusted, since the closing of the SSGT Mergers was diluted as a result of the transaction and associated increase in debt and interest expense, the continued progress in metrics such as physical occupancy and total revenue, coupled with the acquisition of the Gilbert property and the completion of the Toronto development property, we believe will result in accretive cash flows and FFO, as adjusted, in the future. While we expect physical occupancy to continue to improve as the SSGT properties continue to approach stabilization, the acquisition of the Gilbert property and the partial opening of the Toronto development has caused short term dilution in portfolio physical occupancy as of March 31, 2020, and we expect an additional effect on physical occupancy upon the full opening of the Toronto development in that metric. However, total revenue for the SSGT portfolio has continued to increase, as the other properties continue to increase physical occupancy and achieve higher rental rates.

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

Our operating results since the completion of the Self Administration Transaction have been, and we expect our operating results in future periods will continue to be, significantly impacted. As a result of the Self Administration Transaction, effective June 28, 2019, we no longer incur acquisition, asset and property management fees, which we previously incurred while we were externally advised. Additionally, we now receive 100% of economics related to the Tenant Programs. However, we now incur additional compensation expense and related overhead costs. Additionally, we now are the sponsor of the Managed REITs, generating revenue and incurring expenses associated with such activities.

As the assets under management of the Managed REITs have increased, we have seen an increase in property management and asset management fees, as well as incremental revenues from our Tenant Program joint ventures. At the time of the Self Administration Transaction, the total assets under management of the Managed REITs was approximately $220 million. As of March 31, 2020, the Managed REITs had total assets under management of approximately $386 million, an increase of approximately $166 million since the close of the Self Administration Transaction. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Below we have summarized the estimated impact, before noncontrolling interests, depreciation, amortization, impairments, contingent earnout adjustments, adjustments to deferred tax liabilities, and interest expense, related to the Self Administration Transaction to our consolidated financial statements (in millions):

Description	Three Months Ended March 31, 2020
Elimination of property management and asset management fees	$3.5
Incremental Tenant Program revenues	0.5
Incremental compensation and other expenses	(2.4)
Other	0.6
Total	$2.2

Comparison of the Three Months Ended March 31, 2020 and 2019

Total Self Storage Revenues

Total self storage related revenues for the three months ended March 31, 2020 and 2019 were approximately $26.7 million and $23.9 million, respectively. The increase in total self storage revenues of approximately $2.8 million, or 11.9%, is primarily attributable to a full quarter of operations for the 28 operating self storage facilities acquired on January 24, 2019 and the one operating property acquired in July 2019 in connection with the SSGT Mergers (approximately $2.0 million). The remainder of the increase was primarily attributable to increases in same-store revenues, which was partially attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction (see same-store facility results table and related footnotes for the three months ended March 31, 2020 and 2019 for further discussion). We expect total self storage revenues to increase in future periods as the SSGT properties become economically and physically stabilized.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended March 31, 2020 and 2019 was approximately $1.8 million and none, respectively. Such revenue consisted of approximately $1.0 million of asset management fee revenue, approximately $0.4 million of property management fee revenue and approximately $0.4 million of other revenue earned pursuant to our management contracts with the Managed REITs. This revenue was derived from the Managed REIT Platform business, effective June 28, 2019, as a result of the Self Administration Transaction. We expect our Managed REIT Platform revenue will grow in future periods as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2020 and 2019 were approximately $1.8 million and none, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase in future periods as our Managed REITs acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2020 and 2019 were approximately $9.7 million (or 36.2% of self storage revenue) and $8.2 million (or 34.3% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.5 million, is primarily attributable to full quarter of operations for the 28 operating self storage facilities acquired on January 24, 2019 and one operating property acquired on July 11, 2019 in connection with the SSGT Mergers (approximately $0.7 million), an increase of approximately $0.4 million related to COVID-19 related expenses, and an increase of approximately $0.3 million related to increased compensation expense as a result of the Self Administration Transaction. The increase in property operating expenses as a percentage of revenue is primarily attributable to the impact of the COVID-19 related expenses included in the three months ended March 31, 2020, which increased property operating expenses as a percentage of revenue by approximately 1.6%, and to a lesser extent, the impact of the opportunistic properties acquired through the SSGT Mergers, which initially have higher expense ratios as the properties grow towards physical and economic stabilization. We expect property operating expenses to decrease as a percentage of revenue as overall occupancy grows and therefore revenues increases, particularly in the SSGT properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2020 and 2019 were none and approximately $3.2 million, respectively. Property operating expenses – affiliates included property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $3.2 million is attributable to the Self Administration Transaction. As a result of the Self Administration Transaction, we no longer incur such expenses.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended March 31, 2020 and 2019 were approximately $1.2 million and none, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement (as defined in Note 4, Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. We expect Managed REIT Platform expenses to fluctuate commensurate with the activities of our Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2020 and 2019 were approximately $1.8 million and none, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase in future periods as our Managed REITs acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 and 2019 were approximately $3.7 million and $1.7 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors-related costs.  Prior to June 28, 2019, we recognized compensation-related costs based on certain required reimbursements from our Former External Advisor. Since June 28, 2019, as a result of the Self Administration Transaction, we are now self-managed and employ our own workforce, which resulted in an increase of approximately $2.0 million related to compensation-related costs for the three months ended March 31, 2020. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2020 and 2019 were approximately $11.4 million and $8.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to a full three months of depreciation and amortization on the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers, as well as the intangible assets amortization and depreciation on our corporate office, acquired in the Self Administration Transaction.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended March 31, 2020 and 2019 were approximately $7.2 million and none, respectively. Such adjustment was due to the decrease in the estimated fair value of the contingent earnout liability.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets for the three months ended March 31, 2020 and 2019 was approximately $36.5 million and none, respectively. The impairment charge is the result of the impairment of certain assets and goodwill associated with the Managed REIT Platform.

Impairment of investments in Managed REITs

Impairment of investments in Managed REITs for the three months ended March 31, 2020 and 2019 were approximately $4.4 million and none, respectively. We determined that the value of our equity investments in the Managed REITs, which derive their value from the potential to receive certain subordinated distributions based on certain performance criteria of the Managed REITs that are now less likely to be met, were impaired. We determined that such impairment was other than temporary, therefore requiring an impairment charge.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended March 31, 2020 and 2019 were approximately $8.3 million and $8.5 million, respectively. The decrease of approximately $0.2 million is primarily attributable to decreased debt outstanding during the first quarter of 2020 when compared to the first quarter of 2019, subsequent to the SSGT Mergers. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2020 and 2019 were approximately $0.9 million and $0.8 million, respectively. The increase in interest expense – debt issuance costs of $0.1 million is primarily attributable to costs related to the new debt incurred in connection with the SSGT Mergers.  We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the three months ended March 31, 2020 and 2019 were none and approximately $1.5 million, respectively. Net loss on debt extinguishment in the three months ended March 31, 2019 was attributable to prepayment penalties related to the early pay off of the Raleigh/Myrtle Beach promissory note, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers.

Other

Other income (expense) for the three months ended March 31, 2020 and 2019 was approximately $2.6 million of income, as compared to approximately $39,000 of expense, respectively. Other consists primarily of state and federal tax expense, accretion of deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting. The change is primarily the result of a reduction in the deferred tax liabilities of approximately $2.4 million related to the intangible impairment analyses noted above.

Same-Store Facility Results - Three Months Ended March 31, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2019) for the three months ended March 31, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Revenue (1)	$20,570,925	$19,767,131	4.1%	$6,149,937	$4,116,194	N/M	$26,720,862	$23,883,325	11.9%
Property operating expenses (2)	7,004,939	7,571,189	(7.5)%	2,670,087	2,088,702	N/M	9,675,026	9,659,891	0.2%
Property operating income	$13,565,986	$12,195,942	11.2%	$3,479,850	$2,027,492	N/M	$17,045,836	$14,223,434	19.8%
Number of facilities	83	83		29	29		112	112
Rentable square feet (3)	6,029,600	6,029,600		2,208,000	2,194,700		8,237,600	8,224,300
Average physical occupancy (4)	88.5%	87.9%		N/M	N/M		86.6%	84.6%
Annualized rent per occupied square foot (5)	$16.19	$15.71		N/M	N/M		$15.67	$15.32

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees if applicable. Property operating expenses for the three months ended March 31, 2020 also includes COVID-19 related costs, including specialized cleaning costs, the purchase of personal protective equipment, and bonuses to our store personnel, totaling approximately $0.4 million. On a same-store basis, COVID-19 related costs represented approximately $0.3 million of the total property operating expenses for the three months ended March 31, 2020.

(3)

Of the total rentable square feet, parking represented approximately 678,000 square feet and 695,000 square feet as of March 31, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 547,000 square feet.

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

Our same-store property operating expenses decreased by approximately $0.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the elimination of property management fees effective June 28, 2019, partially offset by an increase in compensation expense as a result of the Self Administration Transaction, increased advertising expenses, and COVID-19 related costs.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(37,743,581)	$(8,948,317)
Adjusted to exclude:
Managed REIT Platform revenue	(1,783,787)	—
Asset management fees (1)	—	1,763,871
Managed REIT Platform expenses	1,174,809	—
General and administrative	3,667,947	1,654,184
Depreciation	7,716,671	6,868,408
Intangible amortization expense	3,669,631	1,726,976
Self administration transaction expenses	—	138,083
Acquisition expenses—affiliates	—	38,941
Other property acquisition expenses	28,105	83,849
Contingent earnout adjustment	(7,200,000)	—
Impairment of goodwill and intangible assets	36,465,732	—
Impairment of investments in Managed REITs	4,376,879	—
Interest expense	8,339,303	8,561,502
Interest expense—accretion of fair market value of secured debt	(32,657)	(32,468)
Interest expense—debt issuance costs	943,483	841,533
Net loss on extinguishment of debt	—	1,487,867
Other	(2,576,699)	39,005
Total property operating income	$17,045,836	$14,223,434

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations (“FFO”) is an industry wide metric promulgated by the National Association of Real Estate Investment Trusts, or NAREIT, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and real estate related asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, gains and losses from change in control are excluded from the determination of FFO. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net loss (attributable to common stockholders)	$(35,073,951)	$(8,891,558)
Add:
Depreciation of real estate	7,587,338	6,799,061
Amortization of real estate related intangible assets	2,172,565	1,726,976
Deduct:
Adjustment for noncontrolling interests	(1,297,630)	(52,057)
FFO (attributable to common stockholders)	(26,611,678)	(417,578)
Other Adjustments:
Intangible amortization expense - contracts(1)	1,497,066	—
Self administration transaction expenses(2)	—	138,083
Acquisition expenses(3)	28,105	122,790
Contingent earnout adjustment(4)	(7,200,000)	—
Impairment of goodwill and intangible assets(8)	36,465,732
Impairment of investments in Managed REITs(8)	4,376,879
Accretion of fair market value of secured debt(5)	(32,657)	(32,468)
Net loss on extinguishment of debt(6)	—	1,487,867
Foreign currency and interest rate derivative (gains) losses, net(7)	167,519	90,883
Adjustment of deferred tax liabilities(1)	(2,746,896)	—
Adjustment for noncontrolling interests	(4,319,933)	(12,123)
FFO, as adjusted (attributable to common stockholders)	$1,624,137	$1,377,454

(1)

These items represent the amortization, accretion, or adjustment of assets or liabilities acquired in the Self Administration Transaction. As these item are adjustments related to acquisitions, FFO is adjusted for their effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric to other real estate companies.
(2)

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

(4)

The contingent earnout adjustment represents the adjustment to the fair value of the Class A-2 Units issued in connection with Self Administration Transaction. FFO is adjusted to arrive at FFO, as adjusted, as this acquisition related item is not a primary driver in our decision-making process and excluding this provides investors a view of our continuing operating portfolio performance over time.

(5)

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

(6)

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

(7)

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

(8)

The impairment charges relate to our goodwill, intangible assets and investments in the Managed REIT Platform acquired in the Self Administration Transaction. We believe that adjusting for such non-recurring items provides useful supplemental information because such expenses may not be reflective of on-going operations and is consistent with management’s analysis of our operating performance and provides for a means of determining a comparable sustainable operating performance metric.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Interest expense - debt issuance costs of approximately $0.9 million and $0.8 million, were recognized for the three months ended March 31, 2020 and 2019, respectively.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
Net cash flow provided by (used in):
Operating activities	$3,684,147	$879,719	$2,804,428
Investing activities	(2,765,478)	(339,235,651)	336,470,173
Financing activities	(8,154,172)	344,507,384	(352,661,556)

Cash flows provided by operating activities for the three months ended March 31, 2020 and 2019 were approximately $3.7 million and $0.9 million, respectively, an increase of approximately $2.8 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $4.4 million, offset by a decrease of approximately $1.6 million resulting from a change in working capital accounts.

Cash flows used in investing activities for the three months ended March 31, 2020 and 2019 were approximately $2.8 million and $339 million, respectively, a decrease in the use of cash of approximately $336 million. The reduction in cash used in investing activities primarily relates to the SSGT Mergers acquisition being completed during the three months ended March 31, 2019 as compared to only normal capital improvement and development activities with no acquisitions of real estate during the three months ended March 31, 2020.

Cash flows (used in) provided by financing activities for the three months ended March 31, 2020 and 2019 were approximately ($8.2) million and $344.5 million, respectively, a change of approximately $353 million. The change in financing activities is primarily attributable to the approximately $352 million of net debt issued during the three months ended March 31, 2019 in connection with the SSGT Mergers.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our Primary Offering terminated on January 9, 2017. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances, net cash provided by property operations and the Managed REIT Platform as well as the proceeds from potential further issuances of our Series A Convertible Preferred Stock.  Alternatively, we may issue additional secured or unsecured financing from banks or other lenders. COVID-19 has caused significant volatility in the debt and equity markets and the continued and/or further impact will depend on future developments, which are highly uncertain.  While, we do not expect such events to have a material impact upon our liquidity in the short-term, continued volatility or further deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

Series A Convertible Preferred Stock

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date. The Investor has committed to purchase up to an additional $50 million, at our option, within 12 months following the Initial Closing, subject to certain limitations. See Note 8, Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

Common Stock Distributions

On March 30, 2020, our board of directors declared a distribution rate for April 2020, of approximately $0.001639 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2020 and continuing on each day thereafter through and including April 30, 2020. On April 27, 2020, our board of directors declared a distribution rate for May 2020 of approximately $0.001639 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on May 1, 2020 and continuing on each day thereafter through and including May 31, 2020. In connection with these distributions, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share.  Such distributions payable to each stockholder of record during a month will be paid the following month.

Background and History of Common Stock Distributions

Historically, we had primarily made distributions to our common stockholders using proceeds of the Offering in anticipation of future cash flow. As such, this reduced the amount of capital we ultimately had available to invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. The terms of the Series A Convertible Preferred Stock place certain restrictions on our ability to pay distributions to our common stockholders. In general, we are prohibited from paying distributions to our common stockholders other than regular cash dividends on a basis consistent with past practice and dividends payable in shares of common stock in connection with an initial listing of such shares. Accordingly, we are presently only permitted to pay cash distributions, which may be reinvested in stock pursuant to our DRP, unless otherwise approved by the holder of the Series A Convertible Preferred Stock. Absent the foregoing restrictions, our charter allows our board of directors to authorize payments to stockholders in cash or other assets of the Company or in stock, including in stock of one class payable to holders of stock of another class.

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

Distributions are paid to our common stockholders based on the record date selected by our board of directors. We currently declare and pay such distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Distributions paid in cash — common stockholders	$4,643,913		$4,435,585
Distributions paid in cash — Operating Partnership unitholders	1,358,066		26,407
Distributions paid in cash — preferred stockholders	1,643,836		—
Distributions reinvested	3,979,539		3,963,766
Total distributions	$11,625,354		$8,425,758
Source of distributions
Cash flows provided by operations	$3,684,147	32%	$879,719	10%
Cash provided by financing activities	—	0%	3,582,273	43%
Cash on hand	3,961,668	34%	—	0%
Offering proceeds from distribution reinvestment plan	3,979,539	34%	3,963,766	47%
Total sources	$11,625,354	100%	$8,425,758	100%

From our inception through March 31, 2020, we paid cumulative distributions of approximately $145 million, as compared to cumulative FFO of approximately ($1.8) million. For the three months ended March 31, 2020, we paid distributions of approximately $11.6 million, as compared to FFO of approximately ($26.6) million, which reflects impairment of goodwill, intangible assets, and our investments in Managed REITs, net of deferred tax liability and contingent earnout adjustments, of approximately $30.9 million, and acquisition related expenses of approximately $30,000. For the three months ended March 31, 2019, we paid distributions of approximately $8.4 million, as compared to FFO of approximately ($0.4) million which includes acquisition related expenses of approximately $260,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from available funds, proceeds received through potential further issuances of our Series A Convertible Preferred Stock, from debt financing and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2020, our net debt was approximately $705.9 million, which included approximately $302.1 million in fixed rate debt, $410.0 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $6.6 million in net debt issuance costs. One of our loans has an initial maturity date in October 2020. We intend to either extend this loan pursuant to existing extension options, or refinance through other debt financing. See Note 7 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020

	Payments due during the years ending December 31:
	Total	2020	2021-2022	2023-2024	Thereafter
Debt interest(1)	$126,203,633	$22,294,235	$43,403,276	$26,877,760	$33,628,362
Debt principal(2)	712,008,925	79,064,310	335,634,052	50,419,723	246,890,840
Total contractual obligations	$838,212,558	$101,358,545	$379,037,328	$77,297,483	$280,519,202

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2020. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2020.

(2)	Amount represents principal payments only, excluding net debt premium and debt issuance costs.

Off-Balance Sheet Arrangements

Other than our minority equity investment in an auction company we utilize to facilitate our auctions, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Subsequent Events

Please see Note 16 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of March 31, 2020, our net debt was approximately $705.9 million, which included approximately $302.1 million in fixed rate debt, $410.0 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $6.6 million in net debt issuance costs. As of December 31, 2019, our net debt was approximately $712.7 million, which included approximately $302.2 million in fixed rate debt, $417.5 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $7.6 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2020:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt	$531,030	$1,294,638	$2,914,828	$3,384,577	$47,035,146	$246,890,840	$302,051,059
Average interest rate(1)	4.63%	4.63%	4.63%	4.63%	4.59%	4.52%
Variable rate debt	$78,533,280	$10,912,586	$320,512,000	$—	$—	$—	$409,957,866
Average interest rate(1)	3.88%	3.88%	3.90%	—	—	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2020. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2020.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred a net loss to date, have an accumulated deficit, and it is possible that our operations may not be profitable in 2020.

We incurred a net loss attributable to common stockholders of approximately $35 million for the three months ended March 31, 2020. Our accumulated deficit was approximately $122 million as of March 31, 2020.

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On April 20, 2020, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $10.40. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We calculated our estimated value per share as of December 31, 2019, which was prior to the emergence of the novel coronavirus (“COVID-19”) in the United States.  We are unable to quantify the potential impact of the COVID-19 pandemic on our estimated value per share until we have greater visibility into how the spread of the disease may affect our operations or the broader economic environment.  Future valuations of our properties or other assets and liabilities could be affected by COVID-19 or any associated weakened economic conditions.  We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2019. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of December 31, 2019. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)

Prior to its suspension, our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the three months ended March 31, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 31, 2020	42,040	$10.01	42,040	2,917,106(1)
February 29, 2020	—	$—	—	2,917,106(1)
March 31, 2020	—	$—	—	2,917,106(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

10.1

Amendment No. 2 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.2	Form of Time-Based Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.3	Form of Performance-Based Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.4	Form of Time-Based LTIP Unit Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.5	Form of Performance-Based LTIP Unit Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.6

Amendment No. 1 to the Employee and Director Long-Term Incentive Plan of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.7

Amendment No. 1 to the Executive Severance and Change of Control Plan of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.8

First Amendment to the Secured Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 13, 2020, Commission File No. 000-55617

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
101*

The following SmartStop Self Storage REIT, Inc. financial information for the three months ended March 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,

(iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: May 15, 2020	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)