Form 10-Q
period 2020-06-30
SmartStop Self Storage REIT, Inc.
filed 2020-08-12
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 52,227,775 outstanding shares of Class A common stock and 7,818,047 outstanding shares of Class T common stock of the registrant.

FORM 10-Q

SMARTSTOP SELF STORAGE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of SmartStop Self Storage REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate facilities:
Land	$330,552,878	$332,350,688
Buildings	790,712,015	780,969,455
Site improvements	62,655,552	60,505,225
	1,183,920,445	1,173,825,368
Accumulated depreciation	(98,435,981)	(83,692,491)
	1,085,484,464	1,090,132,877
Construction in process	932,368	12,237,722
Real estate facilities, net	1,086,416,832	1,102,370,599
Cash and cash equivalents	49,952,383	62,279,757
Restricted cash	8,102,770	6,291,366
Investments in and advances to Managed REITs	1,615,664	6,072,399
Other assets, net	7,170,160	6,318,037
Intangible assets, net	14,760,842	30,040,426
Trademarks	16,264,706	19,688,167
Goodwill	53,643,331	78,372,980
Total assets	$1,237,926,688	$1,311,433,731
LIABILITIES AND EQUITY
Debt, net	$710,116,684	$712,733,002
Accounts payable and accrued liabilities	23,260,173	18,576,230
Due to affiliates	984,467	1,624,474
Distributions payable	5,868,759	5,159,105
Contingent earnout	24,400,000	31,100,000
Deferred tax liabilities	3,586,458	6,609,571
Total liabilities	768,216,541	775,802,382
Commitments and contingencies (Note 13)
Redeemable common stock	51,374,754	43,391,362
Preferred Stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 150,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, with aggregate liquidation preferences of $152,383,940, and $151,665,753 at June 30, 2020 and December 31, 2019, respectively	146,379,708	146,426,164
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 52,118,882 and 51,435,124 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	52,119	51,435
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,801,216 and 7,699,893 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7,801	7,700
Additional paid-in capital	491,870,566	491,433,240
Distributions	(146,094,279)	(128,642,787)
Accumulated deficit	(130,655,858)	(87,090,486)
Accumulated other comprehensive loss	(6,096,431)	(1,955,335)
Total SmartStop Self Storage REIT, Inc. equity	209,083,918	273,803,767
Noncontrolling interests in our Operating Partnership	62,849,967	71,988,256
Other noncontrolling interests	21,800	21,800
Total noncontrolling interests	62,871,767	72,010,056
Total equity	271,955,685	345,813,823
Total liabilities and equity	$1,237,926,688	$1,311,433,731

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Self storage rental revenue	$24,946,793	$25,154,971	$50,514,812	$48,386,620
Ancillary operating revenue	1,183,418	749,375	2,336,261	1,401,051
Managed REIT Platform revenue	1,852,893	29,062	3,636,680	29,062
Reimbursable costs from Managed REITs	1,486,441	47,109	3,279,915	47,109
Total revenues	29,469,545	25,980,517	59,767,668	49,863,842
Operating expenses:
Property operating expenses	9,195,043	8,775,557	18,870,069	16,974,602
Property operating expenses – affiliates	—	3,380,954	—	6,605,670
Managed REIT Platform expenses	1,008,014	10,569	2,182,823	10,569
Reimbursable costs from Managed REITs	1,486,441	47,109	3,279,915	47,109
General and administrative	4,149,713	1,826,886	7,817,660	3,481,070
Depreciation	7,842,443	7,420,510	15,559,114	14,288,918
Intangible amortization expense	3,218,152	2,354,332	6,887,783	4,081,308
Self administration transaction expenses	—	1,350,188	—	1,488,271
Acquisition expenses – affiliates	—	45,119	—	84,061
Other acquisition expenses	97,221	387	125,326	84,236
Contingent earnout adjustment	500,000	—	(6,700,000)	—
Impairment of goodwill and intangible assets	—	—	36,465,732	—
Impairment of investments in Managed REITs	—	—	4,376,879	—
Total operating expenses	27,497,027	25,211,611	88,865,301	47,145,814
Operating income (loss)	1,972,518	768,906	(29,097,633)	2,718,028
Other income (expense):
Interest expense	(8,284,429)	(9,762,302)	(16,623,732)	(18,323,804)
Interest expense – accretion of fair market value of secured debt	32,892	33,191	65,549	65,659
Interest expense – debt issuance costs	(936,278)	(1,073,725)	(1,879,761)	(1,915,258)
Net loss on extinguishment of debt	—	—	—	(1,487,867)
Gain resulting from acquisition of unconsolidated affiliates	—	8,017,353	—	8,017,353
Other	152,456	(267,395)	2,729,155	(306,401)
Net loss	(7,062,841)	(2,283,972)	(44,806,422)	(11,232,290)
Net loss attributable to the noncontrolling interests in our Operating Partnership	933,443	71,527	5,965,095	128,286
Less: Distributions to preferred stockholders	(2,362,023)	—	(4,724,045)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(8,491,421)	$(2,212,445)	$(43,565,372)	$(11,104,004)
Net loss per Class A share – basic and diluted	$(0.14)	$(0.04)	$(0.74)	$(0.19)
Net loss per Class T share – basic and diluted	$(0.14)	$(0.04)	$(0.74)	$(0.19)
Weighted average Class A shares outstanding – basic and diluted	51,622,509	50,679,825	51,469,807	50,603,703
Weighted average Class T shares outstanding – basic and diluted	7,776,128	7,581,180	7,764,393	7,563,544

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(7,062,841)	$(2,283,972)	$(44,806,422)	$(11,232,290)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,959,220	1,192,459	(2,607,900)	2,059,720
Foreign currency hedge contract gains (losses)	(1,932,451)	(1,039,585)	2,634,344	(1,886,166)
Interest rate swap and cap contract gains (losses)	672,354	(1,861,933)	(4,803,195)	(3,177,025)
Other comprehensive gain (loss)	699,123	(1,709,059)	(4,776,751)	(3,003,471)
Comprehensive loss	(6,363,718)	(3,993,031)	(49,583,173)	(14,235,761)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	841,054	125,049	6,600,750	162,589
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. stockholders	$(5,522,664)	$(3,867,982)	$(42,982,423)	$(14,073,172)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$—	$32,226,815
Offering costs	—	—	—	—	(2,418)	—	—	—	(2,418)	—	(2,418)	—	—
Issuance of limited partnership units in our Operating Partnership in connection with the SSGT Mergers	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399	—	—
Changes to redeemable common stock	—	—	—	—	(3,963,393)	—	—	—	(3,963,393)	—	(3,963,393)	—	3,963,393
Redemptions of common stock	(120,000)	(120)	(21,291)	(21)	—	—	—	—	(141)	—	(141)	—	(2,044,001)
Distributions	—	—	—	—	—	(8,411,426)	—	—	(8,411,426)	—	(8,411,426)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(46,584)	(46,584)	—	—
Issuance of shares for distribution reinvestment plan	322,580	323	49,604	50	3,963,393	—	—	—	3,963,766	—	3,963,766	—	—
Equity based compensation expense	—	—	—	—	21,957	—	—	—	21,957	—	21,957	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(8,891,558)	—	(8,891,558)	—	(8,891,558)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(56,759)	(56,759)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	867,261	867,261	—	867,261	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(846,581)	(846,581)	—	(846,581)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,315,092)	(1,315,092)	—	(1,315,092)	—	—
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$—	$34,146,207

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$—	$34,146,207
Offering costs	—	—	—	—	(1,559)	—	—	—	(1,559)	—	(1,559)	—	—
Issuance of limited partnership units in our Operating Partnership in connection with the Self Administration Transaction	—	—	—	—	—	—	—	—	—	63,643,000	63,643,000	—	—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	—	—	—	—	9,687,035	—	—	—	9,687,035	9,112,965	18,800,000	—	—
Contribution of special limited partnership interest in exchange for limited partnership interests in our Operating Partnership	—	—	—	—	(18,800,000)	—	—	—	(18,800,000)	—	(18,800,000)	—	—
Noncontrolling interests related to the consolidated Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	21,800	21,800	—	—
Redemption of limited partnership interests held by our Former Advisor	—	—	—	—	(291,103)	—	—	—	(291,103)	91,103	(200,000)	—	—
Changes to redeemable common stock	—	—	—	—	(4,049,066)	—	—	—	(4,049,066)	—	(4,049,066)	—	4,049,066
Redemptions of common stock	(199,883)	(200)	(10,242)	(11)	—	—	—	—	(211)	—	(211)	—	(2,052,078)
Issuance of restricted stock	232,176	232	—	—	—	—	—	—	232	—	232	—	—
Distributions	—	—	—	—	—	(8,533,201)	—	—	(8,533,201)	—	(8,533,201)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(105,140)	(105,140)	—	—
Issuance of shares for distribution reinvestment plan	328,392	328	50,757	50	4,049,066	—	—	—	4,049,444	—	4,049,444	—	—
Equity based compensation expense	—	—	—	—	25,136	—	—	—	25,136	—	25,136	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc.	—	—	—	—	—	—	(2,212,445)	—	(2,212,445)	—	(2,212,445)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(71,527)	(71,527)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,192,459	1,192,459	—	1,192,459	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(1,039,585)	(1,039,585)	—	(1,039,585)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,861,933)	(1,861,933)	—	(1,861,933)	—	—
Balance as of June 30, 2019	51,000,324	$51,000	7,602,618	$7,602	$491,113,855	$(111,192,953)	$(73,444,156)	$(1,613,117)	$304,922,231	$76,728,501	$381,650,732	$—	$36,143,195

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(28,822)	—	—	—	(28,822)	—	(28,822)	—	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(46,456)	—
Changes to redeemable common stock	—	—	—	—	(3,979,539)	—	—	—	(3,979,539)	—	(3,979,539)	—	3,979,539
Redemptions of common stock	(42,040)	(42)	—	—	—	—	—	—	(42)	—	(42)	—	—
Issuance of restricted stock	47,842	48	—	—	—	—	—	—	48	—	48	—	—
Distributions	—	—	—	—	—	(8,668,726)	—	—	(8,668,726)	—	(8,668,726)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,799)	(1,356,799)	—	—
Issuance of shares for distribution reinvestment plan	322,411	322	50,046	50	3,979,167	—	—	—	3,979,539	—	3,979,539	—	—
Equity based compensation expense	—	—	—	—	219,603	—	—	—	219,603	—	219,603	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(35,073,951)	—	(35,073,951)	—	(35,073,951)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,031,652)	(5,031,652)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,959,904)	(3,959,904)	(607,216)	(4,567,120)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	3,959,594	3,959,594	607,201	4,566,795	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(4,747,520)	(4,747,520)	(728,029)	(5,475,549)	—	—
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901
Offering costs	—	—	—	—	(22)	—	—	—	(22)	—	(22)	—	—
Changes to redeemable common stock	—	—	—	—	(4,011,353)	—	—	—	(4,011,353)	—	(4,011,353)	—	4,011,353
Redemptions of common stock	(750)	(1)	—	—	—	—	—	—	(1)	—	(1)	—	(7,500)
Issuance of restricted stock	23,725	24	—	—	—	—	—	—	24	—	24	—	—
Distributions	—	—	—	—	—	(8,782,766)	—	—	(8,782,766)	—	(8,782,766)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,800)	(1,356,800)	—	—
Issuance of shares for distribution reinvestment plan	332,570	333	51,277	51	4,010,969	—	—	—	4,011,353	—	4,011,353	—	—
Equity based compensation expense	—	—	—	—	247,323	—	—	—	247,323	176,060	423,383	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(8,491,421)	—	(8,491,421)	—	(8,491,421)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(933,443)	(933,443)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,700,259	1,700,259	258,961	1,959,220	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(1,677,000)	(1,677,000)	(255,451)	(1,932,451)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	583,475	583,475	88,879	672,354	—	—
Balance as of June 30, 2020	52,118,882	$52,119	7,801,216	$7,801	$491,870,566	$(146,094,279)	$(130,655,858)	$(6,096,431)	$209,083,918	$62,871,767	$271,955,685	$146,379,708	$51,374,754
See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,806,422)	$(11,232,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,446,897	18,370,226
Change in deferred tax liability	(3,023,113)	—
Accretion of fair market value adjustment of secured debt	(65,549)	(65,659)
Amortization of debt issuance costs	1,879,761	1,915,258
Equity based compensation expense	642,986	47,093
Contingent earnout adjustment	(6,700,000)	—
Impairment of goodwill and intangible assets	36,465,732	—
Impairment of investments in Managed REITs	4,376,879	—
Unrealized foreign currency and derivative (gains) losses	350,781	(259,336)
Net loss on extinguishment of debt	—	1,487,867
Gain resulting from acquisition of unconsolidated affiliates	—	(8,017,353)
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	235,042	467,125
Accounts payable and accrued liabilities	2,619,780	1,328,303
Managed REITs receivables	79,845	—
Due to affiliates	(325,046)	(105,305)
Net cash provided by operating activities	14,177,573	3,935,929
Cash flows from investing activities:
Additions to real estate	(7,744,136)	(5,632,641)
Deposits on acquisition of real estate	(73,340)	—
Settlement of foreign currency hedges	398,951	1,586,484
SSGT Mergers, net of cash acquired	—	(345,538,595)
Self Administration Transaction, net of cash acquired	—	(3,292,958)
Settlement of company owned life insurance	—	3,122,962
Sale of real estate joint venture	—	3,357,814
Net cash used in investing activities	(7,418,525)	(346,396,934)
Cash flows from financing activities:
Gross proceeds from issuance of debt	335,855	514,388,032
Repayment of debt	—	(141,088,724)
Scheduled principal payments on debt	(349,450)	(55,299)
Debt issuance costs	(4,459)	(8,462,191)
Preferred stock issuance costs	(46,457)	—
Debt defeasance costs	—	(1,690,703)
Offering costs	(352,345)	(340,654)
Redemption of common stock	(438,783)	(3,335,663)
Redemption of noncontrolling interest	—	(200,000)
Distributions paid to preferred stockholders	(3,974,779)	—
Distributions paid to common stockholders	(9,495,228)	(9,004,432)
Distributions paid to noncontrolling interest in OP	(2,718,583)	(89,332)
Net cash provided by (used in) financing activities	(17,044,229)	350,121,034
Impact of foreign exchange rate changes on cash and restricted cash	(230,789)	(292,071)
Change in cash, cash equivalents, and restricted cash	(10,515,970)	7,367,958
Cash, cash equivalents, and restricted cash beginning of period	68,571,123	14,012,208
Cash, cash equivalents, and restricted cash end of period	$58,055,153	$21,380,166

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$16,772,069	$16,422,557
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$7,990,892	$8,013,210
Distributions payable	$5,868,759	$2,879,771
Additions to real estate and construction in process included in accounts payable	$334,128	$432,353
Redemption of common stock included in accounts payable and accrued liabilities	$—	$2,052,077
Issuance of units in our Operating Partnership in SSGT Mergers	$—	$4,217,399
Debt assumed in SSGT Mergers	$—	$5,038,435
Net liabilities assumed in SSGT Mergers	$—	$1,712,596
Write-off of unamortized debt issuance costs	$—	$356,519
Issuance of Class A-1 units in our Operating Partnership in the Self Administration Transaction	$—	$63,643,000
Debt assumed in the Self Administration Transaction	$—	$19,219,126
Contingent earnout consideration issued in the Self Administration Transaction	$—	$30,900,000
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	$—	$18,800,000
Deferred tax liabilities related to the Self Administration Transaction	$—	$7,415,654
Accounts payable and other accrued liabilities assumed in the Self Administration Transaction	$—	$722,286
Transfer of other assets to debt issuance costs	$—	$1,075,000

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1. Organization

SmartStop Self Storage REIT, Inc, a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013, under the Maryland General Corporation Law. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”).  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interests it held in SmartStop OP, L.P. (our “Operating Partnership”) through our Former External Advisor (defined below) have been redeemed. We are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, the “Managed REITs”), a private non-traded REIT. In addition, as a sponsor to the Managed REITs, we now have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4, Self Administration Transaction, for additional information.

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

Offering Related

Our Articles of Amendment and Restatement, as amended and supplemented, authorize 350,000,000 shares of Class A common stock, $0.001 par value per share (the “Class A Shares”), and 350,000,000 shares of Class T common stock, $0.001 par value per share (the “Class T Shares”), and 200,000,000 shares of preferred stock with a par value of $0.001, 200,000 shares of which have been classified as Series A Convertible Preferred Stock. We offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2020, we had sold approximately 4.7 million Class A Shares and approximately 0.7 million Class T Shares for approximately $48.6 million and $7.5 million, respectively, in our DRP Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

We invested the net proceeds from our Offering primarily in self storage facilities. As of June 30, 2020, we owned 112 self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Canada (the Greater Toronto Area).

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

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Dealer Manager”), was responsible for marketing our shares offered pursuant to our Primary Offering. SAM indirectly owns a 15% non-voting equity interest in our Dealer Manager. Now that our Primary Offering has terminated, our Dealer Manager no longer provides such services for us. However, we pay our Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold. Please see Note 11 – Related Party Transactions – Dealer Manager Agreement.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we own. As of June 30, 2020, we owned approximately 86.4% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 13.6% of the common units are owned indirectly by SAM and affiliates of our Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (our “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT then sponsored by SAM, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was a REIT with stated investment objectives to acquire opportunistic self storage properties, including development and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Mergers.

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. The COVID-19 pandemic and the resulting effects, including shutdowns or weakness in national, regional and local economies that negatively impact the demand for self storage space have adversely impacted and could continue to adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

June 30, 2020

(Unaudited)

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

As of June 30, 2020, and December 31, 2019, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint ventures with SST IV and SSGT II which were acquired in the Self Administration Transaction, which are consolidated.

Equity Investments

Under the equity method, our investments will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Noncontrolling Interests in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership and the noncontrolling interests in our Tenant Programs joint ventures with SST IV and SSGT II in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as a noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in the SST IV and SSGT II Tenant Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interests balance.

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

June 30, 2020

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $13.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2020 and 2019, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2019, our property acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended June 30, 2020 and 2019, we expensed approximately $97,000 and $46,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods. During the six months ended June 30, 2020 and 2019, we expensed approximately $125,000 and $168,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Purchase Price Allocation for the Acquisition of a Business

Should the initial accounting for an acquisition that meets the definition of a business be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we may adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We apply any measurement period adjustments in the period in which the provisional amounts are finalized.

As discussed in Note 4, the Self Administration Transaction was an acquisition of a business.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2020 and 2019, no impairment losses related to our real property assets were recognized.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Goodwill Valuation

We initially recorded goodwill of approximately $78.4 million as a result of the Self Administration Transaction. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test for goodwill, and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities for additional information.

Trademarks

In connection with the Self Administration Transaction, we initially recorded $19.8 million associated with the two primary trademarks acquired. Prior thereto we had no amounts recorded related to trademarks.

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

The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and thereafter is approximately $70,000, $140,000, $140,000, $140,000,
$70,000 and none, respectively.

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

See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities for additional information.

Revenue Recognition

Self Storage Operations

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets, and contractually due but unpaid rent is included in other assets.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Managed REIT Platform

We earn property management and asset management revenue, pursuant to the respective property management and advisory agreement contracts, in connection with providing services to the Managed REITs. We have determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for the property management services and asset management services are satisfied as the services are rendered. While we are compensated for our services on a monthly basis, these services represent a series of distinct daily services in accordance with ASC 606. Such revenue is recorded in the Managed REIT Platform revenue line within our consolidated statements of operations.

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

June 30, 2020

(Unaudited)

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30-40 years
Site Improvements	7-10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives, generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2020, the gross amount allocated to in-place lease intangibles was approximately $46.5 million and accumulated amortization of in-place lease intangibles totaled approximately $44.5 million. As of December 31, 2019, the gross amounts allocated to in-place lease intangibles were approximately $46.8 million and accumulated amortization of in-place lease intangibles totaled approximately $40.4 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2020, 2021, 2022, 2023, 2024, and thereafter is approximately $0.6 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.0 million, respectively.

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

As of June 30, 2020, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $18.1 million and accumulated amortization of those intangibles totaled approximately $5.3 million. As of December 31, 2019, the gross amount of the intangibles related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $26.5 million and accumulated amortization of those intangibles totaled approximately $2.9 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and thereafter is approximately $2.0 million, $2.9 million, $2.9 million, $2.9 million, $1.8 million, and $0.3 million, respectively.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 7). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2020, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $11.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $6.1 million. As of December 31,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

2019, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $11.9 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $4.3 million.

Organizational and Offering Costs

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets; (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii)  the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent the due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering. We recorded a liability within due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T Shares as an offering cost.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net equity investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in equity investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $0.5 million and a gain of approximately $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and represented a loss of approximately $0.6 million and a gain of approximately $0.9 million for the six months ended June 30, 2020 and 2019, respectively.

Redeemable Common Stock

We previously adopted a share redemption program that previously enabled stockholders to sell their shares to us in limited circumstances.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. On August 26,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

2019, our board of directors approved the suspension of our share redemption program, effective as of September 27, 2019, so that common shares were redeemable at the option of the holder only in connection with (i) death or disability of a stockholder, (ii) confinement to a long-term care facility, or (iii) other exigent circumstances. In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the complete suspension of our share redemption program, effective on April 29, 2020. The share redemption program will remain suspended until its resumption is approved by the board, if ever. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As a result, we were not able to honor redemption requests made during the six months ended June 30, 2020.

For the year ended December 31, 2019, we received redemption requests totaling approximately $4.9 million (approximately 0.5 million shares), approximately $4.5 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.4 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. During the six months ended June 30, 2020, approximately 0.1 million shares, or $1.3 million, were requested to be redeemed; however, due to the suspension of our share redemption program, no share redemption requests were fulfilled.

Accounting for Equity Awards

We issue equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”), both of which may be issued subject to either time based vesting criteria or performance based vesting criteria restrictions. For time based awards granted which contain a graded vesting schedule, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For performance based awards, compensation cost is recognized over the requisite service period if and when we determine the performance condition is probable of being achieved. We record the cost of such equity based awards based on the grant date fair value, and have elected to record forfeitures as they occur.

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

June 30, 2020

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

The table below summarizes our fixed rate notes payable at June 30, 2020, and December 31, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$320,500,000	$302,405,789	$311,700,000	$302,820,786

As of June 30, 2020, and December 31, 2019, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 7 and 9). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of non-performance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2020, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

June 30, 2020

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2020:

Real estate facilities
Balance at December 31, 2019	$1,173,825,368
Construction in process placed in service	13,263,262
Impact of foreign exchange rate changes	(7,620,467)
Improvements and additions	4,452,282
Balance at June 30, 2020	$1,183,920,445
Accumulated depreciation
Balance at December 31, 2019	$(83,692,491)
Depreciation expense	(15,293,130)
Impact of foreign exchange rate changes	549,640
Balance at June 30, 2020	$(98,435,981)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Potential Acquisition

On June 2, 2020, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a plot of land (the “Kipling Property”) in the city of Toronto that we intend to develop into a self storage facility. The purchase price for the Kipling Property is approximately $2.2 million CAD, with an adjustment factor depending on the final survey, plus closing costs. We expect to complete the acquisition in the first or second quarter of 2022; however, there can be no assurance that we will complete the acquisition. If we fail to acquire the Kipling Property, in addition to the incurred acquisition costs, we may also forfeit earnest money deposits as a result.

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

SSGT was a REIT with stated investment objectives to acquire opportunistic self storage properties, including development, and lease-up properties. As a result of the SSGT Mergers, we acquired all of the real estate owned by SSGT, consisting of 28 operating self storage facilities located in 10 states and in the Greater Toronto Area, and one development property in the Greater Toronto Area. Additionally, we obtained the rights to acquire a self storage facility which was under development located in Gilbert, Arizona that was previously under contract with SSGT and was acquired by us in July 2019.

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

June 30, 2020

(Unaudited)

SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM, along with certain other assets of SAM.

As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV, SSGT II, and we now have the internal capability to originate, structure and manage additional future investment products which would be sponsored by SRA. The Self Administration Transaction and the other transactions discussed herein were approved by our board of directors at the recommendation of a special committee of our board of directors comprised solely of independent directors.

Agreements

Contribution Agreement

On June 28, 2019, we along with our Operating Partnership, as contributee, and SAM and SS OP Holdings, as contributor, entered into a Contribution Agreement (the “Contribution Agreement”) whereby the Operating Partnership acquired the Self Storage Platform and certain other assets, including (a) SAM’s, or its subsidiaries’, 100% membership interests in our Former External Advisor and Former External Property Managers, the advisor and property manager for SST IV, the advisor and property manager for SSGT II, entities related to the Tenant Programs joint ventures, and certain entities related to SAM’s self storage business in Canada; (b) all equipment, furnishings, fixtures and computer equipment as set forth in the Contribution Agreement; (c) certain personal property as set forth in the Contribution Agreement; (d) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “SmartStop®” brand and “Strategic Storage®” related trademarks); (e) SAM’s processes, practices, procedures and workforce related to the self storage business (then consisting of a total of approximately 350 on-site self storage employees, regional and district managers, other personnel and the then current executive management team of the Company); and (f) certain other assets as set forth in the Contribution Agreement, in exchange for $769,126 in cash, assumption of existing debt in the amount of $15 million, and 8,698,956 Class A-1 limited partnership units of the Operating Partnership (“Class A-1 Units”) and 3,283,302 Class A-2 limited partnership units of the Operating Partnership (“Class A-2 Units”). For a description of the Class A-1 Units and Class A-2 Units, see below under the heading “Third Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement.”

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

June 30, 2020

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

June 30, 2020

(Unaudited)

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

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of the Class A-1 Units and Class A-2 Units consideration included (i) a marketability discount of 5%, (ii) a capitalization rate of 5.16%, and (iii) annual net operating income.

The estimated fair value of the contingent earnout, Class A-2 Units, was determined using the net asset value calculation described above and further adjusted based on a discounted probability weighted forecast of achieving the requisite AUM thresholds. Subsequent to the completion of the Self Administration Transaction, such liability is required to be recorded at fair value. For additional information, see Note 5 – Self Administration Transaction – Intangible Assets, Goodwill and Certain Other Assets and Liabilities. As of June 30, 2020, we have added incremental assets under management of approximately $184 million since the close of the Self Administration Transaction.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

June 30, 2020

(Unaudited)

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

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, the TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support.  SAM will receive reimbursement based on the actual costs for providing its services and the Company Parties will receive monthly reimbursement based on actual cost for providing its services under the Administrative Services Agreement. SAM will also pay the Company Parties an allocation of rent and overhead for the portion it occupies in the Ladera Office. Such agreement has a term of three years and is subject to certain adjustments as defined in the agreement.

Note 5. Self Administration Transaction - Intangible Assets, Goodwill and Certain Other Assets and Liabilities

The emergence and ongoing spread of the COVID-19 pandemic has caused significant volatility in the economy and the capital markets. The increase in consumer and investor uncertainty has had an impact on our Managed REITs, specifically the Managed REITs’ ability to attract investor equity in the face of economic weakness and volatility. Further, starting in April 2020 various broker dealers that our Managed REITs have selling agreements with temporarily halted non-traded REIT sales within their advisory networks. Effective April 30, 2020, the Managed REITs suspended their offerings. Given the disruption that COVID-19 had on our Managed REITs and their ability to raise additional equity, we evaluated the various intangible assets and liabilities associated with the sponsorship of the Managed REITs for impairment as of March 31, 2020.

Based on the above facts, we revised our capital raise projections for the Managed REITs. We then evaluated the revised projected undiscounted future cash flows of our amortizing intangible assets to determine if they exceeded their respective carrying values and we determined that certain trademarks and management contracts acquired in the Self Administration Transaction were impaired. For such assets we recorded impairments to reduce their carrying value to their respective fair values. For our indefinite-lived trademark we determined that the carrying value was in excess of its fair value and therefore recorded an impairment equal to the difference. As a result, in March 2020, we recorded impairment charges totaling approximately $11.7 million to intangible assets, consisting of approximately $3.3 million related to our trademarks, approximately $2.2 million related to the management contracts of SST IV and approximately $6.2 million related to the management contracts of SSGT II. We similarly evaluated goodwill for impairment and determined that the carrying value of the goodwill related to our Managed REIT segment was in excess of fair value, and therefore impaired and we recognized an impairment charge of approximately $24.7 million. Goodwill related to our self storage operations was not impaired.

In connection with the Self Administration Transaction, we acquired a special limited partnership interest in SST IV and SSGT II. This interest, in certain situations, may entitle us to various subordinated distributions under SST IV’s and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

SSGT II’s operating partnership agreements. Given the revised capital projections noted above, the projected future subordinated distributions had revised estimated fair values less than their carrying values. We deemed this difference to be an other than temporary decline in value and have therefore recorded an impairment charge of approximately $4.4 million.

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which is the result of differences between the GAAP carrying value of certain amortizing assets and the carrying value for tax purposes of certain assets related to activities which are conducted through our TRS. As we reduced the GAAP carrying value of such assets, primarily the Managed REIT management contracts, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $2.4 million, and recorded such adjustment as of March 31, 2020, as other income within the other line-item in our consolidated statement of operations.

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which is required to be revalued at each reporting period, based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event.  The revised capital raise projections discussed above reduced the probability of the Class A-2 Units converting, which had the result of decreasing the estimated fair value of the contingent earnout liability from $31.1 million as of December 31, 2019 to $23.9 million as of March 31, 2020, the date of the impairment analysis. As of June 30, 2020, the estimated fair value of the contingent earnout liability is $24.4 million.

Note 6. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the six months ended June 30, 2020 and 2019. Such presentation reflects the Company’s acquisitions that occurred during 2019, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2018. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the Six Months ended
	June 30, 2019	June 30, 2020
Pro forma revenue	$54,182,467	$59,767,668
Pro forma operating expenses	$(48,943,530)	$(88,331,968)
Pro forma net income (loss) attributable to common stockholders	$(14,317,825)	$(43,181,285)

The pro forma financial information for the six months ended June 30, 2020 and 2019 was adjusted to exclude none and approximately $1.5 million, respectively, for acquisition related expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 7. Debt

The Company’s debt is summarized as follows:

Encumbered Property	June 30, 2020	December 31, 2019	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$95,000,000	$95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	46,738,807	47,048,287	5.31%	8/1/2024
Canadian CitiBank Loan(4)	81,582,900	85,500,660	2.77%	10/9/2020
CMBS SASB Loan(5)	235,000,000	235,000,000	3.16%	2/9/2022
CMBS Loan(6)	104,000,000	104,000,000	5.00%	2/1/2029
Secured Loan(7) (8)	85,512,000	85,512,000	3.00%	1/24/2022
Stoney Creek Loan(9)	5,335,719	5,591,950	4.65%	10/1/2021
Torbarrie Loan(10)	6,000,627	5,936,996	4.65%	9/1/2021
Ladera Office Loan	4,140,024	4,179,994	4.29%	11/1/2026
Premium on secured debt, net	526,958	592,505
Debt issuance costs, net	(5,720,351)	(7,629,390)
Total debt	$710,116,684	$712,733,002

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

(4)

This variable rate loan encumbers 10 of our Canadian properties and the amounts shown above are in USD based on the foreign exchange rate in effect of the dates presented. We have purchased interest rate caps that cap CDOR at 3.0% until October 15, 2021. The separate assets of these encumbered properties are not available to pay our other debts.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

(9)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of June 30, 2020, and in no event shall the total interest rate fall below 4.65% per annum. The Stoney Creek loan was assumed in the SSGT Mergers and had a balance of approximately $5 million USD as of the SSGT Mergers date. The Stoney Creek loan is secured by a first lien deed of trust on the Stoney Creek property and all improvements thereto, is cross-collateralized with the Torbarrie property, and is guaranteed by the Company. The amounts shown above are in USD based on the foreign exchange rate in effect as of June 30, 2020.

(10)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of June 30, 2020, and in no event shall the total interest rate fall below 4.65% per annum. The Torbarrie loan was assumed in the SSGT Mergers and had no outstanding balance as of the date of the SSGT Mergers. The Torbarrie loan is a construction loan and is secured by a first lien deed of trust on the Torbarrie property and all improvements thereto, is cross-collateralized with the Stoney Creek property, and is guaranteed by the Company. The amounts shown above are in USD based on the foreign exchange rate in effect as of June 30, 2020.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2020 was approximately 3.74%.

We are subject to certain restrictive covenants relating to the outstanding debt. As of June 30, 2020, we were in compliance with all such covenants.

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

June 30, 2020

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

June 30, 2020

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

Canadian CitiBank Loan

On October 11, 2018, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering 10 of our properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. As of June 30, 2020, we had an outstanding balance of $111.3 million CAD, and have the right to receive future advances in the aggregate amount of up to $0.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2020:

2020	$81,941,703
2021	12,630,984
2022	323,426,828
2023	3,384,577
2024	47,035,145
2025 and thereafter	246,890,840
Total payments	715,310,077
Premium on secured debt, net	526,958
Debt issuance costs, net	(5,720,351)
Total	$710,116,684

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

June 30, 2020

(Unaudited)

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

As of June 30, 2020, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $152.4 million, which consisted of $150 million from the Initial Closing, approximately $2.3 million of accumulated and unpaid distributions, and approximately $0.1 million of accumulated and unpaid fees on the undrawn commitment. As of December 31, 2019, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $151.7 million, which consisted of $150 million from the Initial Closing, approximately $1.7 million of accumulated and unpaid distributions, and approximately $0.1 million of accumulated and unpaid fees on the undrawn commitment.

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

June 30, 2020

(Unaudited)

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

The following table summarizes the terms of our derivative financial instruments as of June 30, 2020:

	Notional Amount		Strike	Effective Date	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$85,512,000		2.61%	January 24, 2019	August 1, 2020
LIBOR Swap	235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$95,000,000	(1)	1.334	February 10, 2020	February 10, 2021

(1)	Notional amounts shown are denominated in CAD.

On January 25, 2019, we settled a $90 million CAD foreign currency forward, receiving a net settlement of approximately $2.1 million and simultaneously entered into a $95 million CAD foreign currency forward. On July 8, 2019, we settled the $95 million CAD foreign currency forward, paying a net settlement of approximately $0.6 million and simultaneously entered into a $95 million CAD currency option. On December 9, 2019 the CAD currency option expired and we simultaneously entered into a two month $95 million CAD foreign currency forward. On February 10, 2020, we settled the CAD currency forward, receiving a net settlement of approximately $0.5 million and simultaneously entered into a one year $95 million CAD foreign currency forward. A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive loss, the other portion, a loss of approximately $0.5 million and a gain of approximately $0.5 million related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three and six months ended June 30, 2020, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of December 31, 2019:

	Notional Amount		Strike	Effective Date	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$85,512,000		2.61%	January 24, 2019	August 1, 2020(3)
LIBOR Swap	235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
CDOR Cap	$99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Option:
Denominated in CAD	$95,000,000	(1)	1.323	December 9, 2019	February 10, 2020(2)

(1)	Notional amount shown is denominated in CAD.
(2)

We settled this forward on February 10, 2020, receiving a net settlement of approximately $0.5 million and simultaneously entered into another $95 million CAD foreign currency forward with a maturity date of February 10, 2021.

(3)	On August 3, 2020, we entered into a LIBOR interest rate cap for a notional amount of $80 million which caps LIBOR at 0.5% through August 2, 2021.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2020	December 31, 2019
Interest Rate Swaps
Accounts payable and accrued liabilities	$6,533,137	$1,695,140
Interest Rate Caps
Other assets	$—	$28,847
Foreign Currency Hedges
Other assets	$1,202,140	$—
Accounts payable and accrued liabilities	—	1,425,632

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following tables summarizes information for the reportable segments for the three months ended June 30, 2020 below:

	Three Months Ended June 30, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$24,946,793	$—	$—	$24,946,793
Ancillary operating revenue	1,183,418	—	—	1,183,418
Managed REIT Platform revenue	—	1,852,893	—	1,852,893
Reimbursable costs from Managed REITs	—	1,486,441	—	1,486,441
Total revenues	26,130,211	3,339,334	—	29,469,545
Operating expenses:
Property operating expenses	9,195,043	—	—	9,195,043
Managed REIT Platform expense	—	1,008,014	—	1,008,014
Reimbursable costs from Managed REITs	—	1,486,441	—	1,486,441
General and administrative	—	—	4,149,713	4,149,713
Depreciation	7,720,655	—	121,788	7,842,443
Intangible amortization expense	2,191,854	1,026,298	—	3,218,152
Other acquisition expenses	97,221	—	—	97,221
Contingent earnout expense	—	500,000	—	500,000
Total operating expenses	19,204,773	4,020,753	4,271,501	27,497,027
Operating income (loss)	6,925,438	(681,419)	(4,271,501)	1,972,518
Other income (expense):
Interest expense	(8,239,472)	—	(44,957)	(8,284,429)
Interest expense – accretion of fair market value of secured debt	32,892	—	—	32,892
Interest expense – debt issuance costs	(933,919)	—	(2,359)	(936,278)
Other	(35,900)	174,145	14,211	152,456
Net loss	$(2,250,961)	$(507,274)	$(4,304,606)	$(7,062,841)

The following tables summarizes information for the reportable segments for the six months ended June 30, 2020 below:

	Six Months Ended June 30, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$50,514,812	$—	$—	$50,514,812
Ancillary operating revenue	2,336,261	—	—	2,336,261
Managed REIT Platform revenue	—	3,636,680	—	3,636,680
Reimbursable costs from Managed REITs	—	3,279,915	—	3,279,915
Total revenues	52,851,073	6,916,595	—	59,767,668
Operating expenses:
Property operating expenses	18,870,069	—	—	18,870,069
Managed REIT Platform expense	—	2,182,823	—	2,182,823
Reimbursable costs from Managed REITs	—	3,279,915	—	3,279,915
General and administrative	—	—	7,817,660	7,817,660
Depreciation	15,321,826	—	237,288	15,559,114
Intangible amortization expense	4,388,682	2,499,101	—	6,887,783
Other acquisition expenses	125,326	—	—	125,326
Contingent earnout adjustment	—	(6,700,000)	—	(6,700,000)
Impairment of goodwill and intangible assets	—	36,465,732	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879	—	4,376,879
Total operating expenses	38,705,903	42,104,450	8,054,948	88,865,301
Operating income (loss)	14,145,170	(35,187,855)	(8,054,948)	(29,097,633)
Other income (expense):
Interest expense	(16,533,565)	—	(90,167)	(16,623,732)
Interest expense – accretion of fair market value of secured debt	65,549	—	—	65,549
Interest expense – debt issuance costs	(1,875,043)	—	(4,718)	(1,879,761)
Other	(335,272)	2,917,497	146,930	2,729,155
Net loss	$(4,533,161)	$(32,270,358)	$(8,002,903)	$(44,806,422)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following tables summarizes information for the reportable segments for the three months ended June 30, 2019 below:

	Three Months Ended June 30, 2019
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$25,154,971	$—	$—	$25,154,971
Ancillary operating revenue	749,375	—	—	749,375
Managed REIT Platform revenue	—	29,062	—	29,062
Reimbursable costs from Managed REITs	—	47,109	—	47,109
Total revenues	25,904,346	76,171	—	25,980,517
Operating expenses:
Property operating expenses	8,775,557	—	—	8,775,557
Property operating expenses – affiliates	3,380,954	—	—	3,380,954
Managed REIT Platform expense	—	10,569	—	10,569
Reimbursable costs from Managed REITs	—	47,109	—	47,109
General and administrative	—	—	1,826,886	1,826,886
Depreciation	7,420,510	—	—	7,420,510
Intangible amortization expense	2,286,161	68,171	—	2,354,332
Self administration transaction expenses	—	—	1,350,188	1,350,188
Acquisition expenses – affiliates	45,119	—	—	45,119
Other acquisition expenses	387	—	—	387
Total operating expenses	21,908,688	125,849	3,177,074	25,211,611
Operating income (loss)	3,995,658	(49,678)	(3,177,074)	768,906
Other income (expense):
Interest expense	(9,760,794)	—	(1,508)	(9,762,302)
Interest expense – accretion of fair market value of secured debt	33,191	—	—	33,191
Interest expense – debt issuance costs	(1,073,725)	—	—	(1,073,725)
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	—	8,017,353
Other	(267,395)	—	—	(267,395)
Net loss	$944,288	$(49,678)	$(3,178,582)	$(2,283,972)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

(Unaudited)

The following tables summarizes information for the reportable segments for the six months ended June 30, 2019 below:

	Six Months Ended June 30, 2019
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$48,386,620	$—	$—	$48,386,620
Ancillary operating revenue	1,401,051	—	—	1,401,051
Managed REIT Platform revenue	—	29,062	—	29,062
Reimbursable costs from Managed REITs	—	47,109	—	47,109
Total revenues	49,787,671	76,171	—	49,863,842
Operating expenses:
Property operating expenses	16,974,602	—	—	16,974,602
Property operating expenses – affiliates	6,605,670	—	—	6,605,670
Managed REIT Platform expense	—	10,569	—	10,569
Reimbursable costs from Managed REITs	—	47,109	—	47,109
General and administrative	—	—	3,481,070	3,481,070
Depreciation	14,288,918	—	—	14,288,918
Intangible amortization expense	4,013,137	68,171	—	4,081,308
Self administration transaction expenses	—	—	1,488,271	1,488,271
Acquisition expenses – affiliates	84,061	—	—	84,061
Other acquisition expenses	84,236	—	—	84,236
Total operating expenses	42,050,624	125,849	4,969,341	47,145,814
Operating income (loss)	7,737,047	(49,678)	(4,969,341)	2,718,028
Other income (expense):
Interest expense	(18,322,296)	—	(1,508)	(18,323,804)
Interest expense – accretion of fair market value of secured debt	65,659	—	—	65,659
Interest expense – debt issuance costs	(1,915,258)	—	—	(1,915,258)
Net loss on extinguishment of debt	(1,487,867)	—	—	(1,487,867)
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	—	8,017,353
Other	(306,401)	—	—	(306,401)
Net loss	$(6,211,763)	$(49,678)	$(4,970,849)	$(11,232,290)

The following table summarizes our total assets by segment as of June 30, 2020:

Segments	June 30, 2020
Self Storage	$1,157,571,515	(1)
Managed REIT Platform	30,962,182	(1)
Corporate and Other	49,392,991
Total assets	$1,237,926,688

(1)	Included in the assets of the Self Storage and the Managed REIT Platform segments as of June 30, 2020, are approximately $45.3 million and $8.4 million of goodwill, respectively.

Note 11. Related Party Transactions

Through the closing of the Self Administration Transaction on June 28, 2019, we incurred expenses under the following advisory and property management agreements; commencing on such closing and continuing thereafter we no longer incur such expenses. The Dealer Manager Agreement and the Transfer Agent Agreement described below were not impacted by the Self Administration Transaction.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Fees to Affiliates

Our Advisory Agreement with our Former External Advisor, our dealer manager agreement, as amended ("Dealer Manager Agreement") with our Dealer Manager, our Property Management Agreements with our Former External Property Managers and our Transfer Agent Agreement with our Transfer Agent entitle such affiliates to specified fees upon the provision of certain services with regard to our Offering and investment of funds in real estate properties, among other services, as well as certain reimbursements, as described below.

Advisory Agreement

Prior to the Self Administration Transaction we did not have any employees. Our Former External Advisor was primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Former External Advisor received various fees and expenses under the terms of our Advisory Agreement. As a result of the Self Administration Transaction, on June 28, 2019, we acquired approximately 350 self storage professionals and other personnel and now perform such services on our own behalf.

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

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Dealer Manager Agreement. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets; (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers.

Affiliated Dealer Manager

SAM owns a 15% non-voting equity interest in our Dealer Manager. Affiliates of our Dealer Manager own limited partnership interests in our Operating Partnership.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2019, and the six months ended June 30, 2020, as well as any related amounts payable as of December 31, 2019 and June 30, 2020:

	Year Ended December 31, 2019			Six Months Ended June 30, 2020
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses	$975,985	$1,185,370	$—	$—	$—	$—
Transfer Agent fees	324,943	374,404	—	313,618	282,962	30,656
Asset management fees	3,622,559	3,622,559	—	—	—	—
Property management fees	2,983,110	2,983,110	—	—	—	—
Acquisition expenses	84,061	84,061	—	—	—	—
Capitalized
Acquisition costs	235,932	235,932	—	—	—	—
Self Administration Transaction working capital true-up	493,785	493,785	—	—	—	—
Additional paid-in capital
Stockholder servicing fee(1)	—	667,651	1,277,340	—	323,529	953,811
Total	$8,720,375	$9,646,872	$1,277,340	$313,618	$606,491	$984,467

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

For the three and six months ended June 30, 2020, we recorded net revenues of approximately $1.0 million and $1.9 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations. For the three and six months ended June 30, 2019, we recorded net revenues of approximately $0.6 million and $1.0 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations.

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

June 30, 2020

(Unaudited)

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor IV, LLC, the advisor to SST IV (the “SST IV Advisor”), and SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), are entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory agreements.

SST IV Advisory Agreement

The SST IV Advisor provides acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”). SST IV is required to reimburse SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor funds, and will not be reimbursed for 1.15% of the gross offering proceeds from the sale of Class W shares sold in the SST IV offering. Such amounts for the three and six months ended June 30, 2020 totaled approximately $2,000 and $25,000, respectively.  The SST IV Advisor will be required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminates to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also requires the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

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

June 30, 2020

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

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and six months ended June 30, 2020:

Managed REIT Platform Revenues	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Property management agreement – SST IV	$333,034	$672,497
Property management agreement – SSGT II	76,832	151,555
Advisory agreement – SST IV	775,213	1,545,854
Advisory agreement – SSGT II	271,458	507,093
Tenant Program revenue – SST IV	191,862	357,750
Tenant Program revenue – SSGT II	50,156	79,613
Other Managed REIT revenue(1)	154,338	322,318
Total	$1,852,893	$3,636,680
(1)	Such revenues primarily includes construction management and development fees.

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

As of June 30, 2020, we had receivables due from SST IV and SSGT II totaling approximately $170,000 and $30,000, respectively, which are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheet. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Administrative Services Agreement

For the three and six months ended June 30, 2020, we incurred fees to SAM under the Administrative Services Agreement of approximately $0.8 million and $1.9 million, respectively, which were recorded in our Managed REIT Platform expenses in our consolidated statement of operations for the three and six months ended June 30, 2020. We recorded reimbursements from SAM of approximately $0.1 million and $0.3 million, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations for the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, a receivable of approximately $8,000 was due from SAM related to the Administrative Services Agreement and included in the other assets line in our consolidated balance sheet.

Note 12. Equity Based Compensation

We issue equity based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through June 30, 2020, we have issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through April 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020 the Compensation Committee of the Board of Directors approved the 2020 executive compensation program for our executive officers, which included (1) performance based awards, and (2) time based awards. For both such awards the recipient could choose either LTIP Units or restricted stock consisting of shares of our common stock.

The fair value of the restricted stock and the LTIP Units was determined based on an estimated value per share, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. The fair value of the LTIP Units was further adjusted by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For the performance based awards, a fair value was determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement.

Time Based Awards

We have granted various time based awards, which generally vest ratably over either one, three, or four years commencing in the year of grant, subject to the recipient’s continued employment or service through the applicable vesting date. All grants of time based restricted stock have limitations on transferability during the vesting period, and the grantee does not have the ability to vote any unvested shares. Transferability during the vesting period depends upon when the grant was made, as follows (i) with respect to grants of time based restricted stock made prior to April 2020, the restriction on transfers applies to the entirety of the grant, regardless of vesting, and (ii) with respect to grants of time based restricted stock made in or subsequent to April 2020, the restriction on transfer applies only to the unvested portion of the restricted stock.

With respect to grants of time based restricted stock made to our executive officers in 2020, distributions began to accrue effective January 1, 2020 and are payable as distributions are paid on our Class A Shares without regard to whether the underlying restricted shares have vested. With respect to all other outstanding grants of time based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

Holders of time based LTIP Units receive allocations of profits and losses with respect to the LTIP Units as of the effective date, distributions from the effective date in an amount equivalent to the distributions declared and paid on our Class A Shares, and the same voting rights as holders of common units, voting as a class with each LTIP Unit holder having one vote per LTIP Unit held. Prior to vesting, time based LTIP Units generally may not be transferred, other than by laws of descent and distribution.

The following table summarizes the activity related to our time based awards:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

	Restricted Stock		LTIPs
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2018	21,438	$10.38	$—	$—
Granted	251,993	9.48	—	—
Vested	(7,625)	10.29	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2019	265,806	$9.53	—	$—
Granted	72,383	9.78	214,521	9.09
Vested	(64,732)	9.57	—	—
Forfeited	(6,567)	9.78	—	—
Unvested at June 30, 2020	266,890	$9.58	214,521	$9.09

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted award. The targeted award for each executive was determined and approved by the Compensation Committee of our Board of Directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison will be conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2020 grant will vest, as applicable, no later than March 31, 2023.

Recipients of performance based restricted stock accrue distributions during the performance period, and such distributions will only be payable on the date that any such shares of restricted stock vest, based upon the performance level attained. Recipients of performance based LTIP Units are issued LTIP Units at 200% of the targeted award and are entitled to receive distributions and allocations of profits and losses with respect to the performance based LTIP Units as of the effective date of January 1, 2020 in an amount equal to 10% of the distributions and allocations available to such LTIP Units, until the Distribution Participation Date (as defined in the Partnership Agreement). The remaining 90% of distributions will accrue and will be payable on the Distribution Participation Date based upon the performance level attained and number of performance based LTIP Units that vest. Following the Distribution Participation Date, recipients will be entitled to receive the full amount of distributions and allocations of profits and losses with respect to the vested performance-based LTIP Units, such amount being equivalent to distributions declared and paid on our Class A Shares.

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIPs
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	—	$—	—	$—
Granted	5,752	9.78	130,638	9.09
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at June 30, 2020	5,752	$9.78	130,638	$9.09

Holders of performance based restricted stock do not have any rights as a stockholder with respect to the unvested portion of such restricted stock awards.  Prior to vesting, shares of performance based restricted stock generally may not be transferred, other than by laws of descent and distribution.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Holders of performance based LTIP Units have the same voting rights as holders of common units, voting as a class with each LTIP Unit holder having one vote per LTIP Unit held. Prior to vesting, performance based LTIP Units generally may not be transferred, other than by laws of descent and distribution.

LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes. The profits interests’ characteristics of the LTIP Units mean that initially they will not be treated as economically equivalent in value to a common unit and the issuance of LTIP Units will not be a taxable event to the Operating Partnership or the recipient. If and when certain events occur pursuant to applicable tax regulations and in accordance with the Partnership Agreement, LTIP Units may increase in value over time and become equivalent to common units of limited partnership interest of our Operating Partnership on a one-for-one basis.

As of June 30, 2020, 5,637,012 shares of stock were available for issuance under the Plan.

We recorded approximately $0.4 million and $0.6 million of equity based compensation expense, primarily in general and administrative expense and to a lesser extent, in property operating expenses, within our consolidated statements of operations for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, there was approximately $4.8 million of total unrecognized compensation expense related to non-vested equity awards. Such cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Note 13. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 20, 2020, beginning in May 2020, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.40 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of June 30, 2020, we had sold approximately 4.7 million Class A Shares and approximately 0.7 million Class T Shares through our DRP Offering.

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

June 30, 2020

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

For the year ended December 31, 2019, we received redemption requests totaling approximately $4.9 million (approximately 0.5 million shares), approximately $4.5 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.4 million included in accounts payable and accrued liabilities as of December 31, 2019 and fulfilled in January 2020. During the six months ended June 30, 2020, approximately 0.1 million shares, or $1.3 million, were requested to be redeemed; however, due to the complete suspension of our share redemption program, no share redemption requests were fulfilled.

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

June 30, 2020

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

Note 14. Declaration of Distributions

On March 30, 2020, our board of directors changed its distribution authorizations from a quarterly to monthly authorization starting with the second quarter of 2020. This change in the distribution policy was in order to give our board maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19. In connection with this, for the months of April, May, June, and July 2020, our board of directors authorized a daily distribution rate of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period.  After the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 15. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Total revenues	$25,980,517	$29,588,014	$30,076,693	$30,298,123	$29,469,545
Total operating expenses	$25,211,611	$27,773,486	$26,965,933	$61,368,274	$27,497,027
Operating income (loss)	$768,906	$1,814,528	$7,055,456	$(31,070,151)	$1,972,518
Net loss	$(2,283,972)	$(9,541,579)	$(4,321,670)	$(37,743,581)	$(7,062,841)
Net loss attributable to common stockholders	$(2,212,445)	$(8,214,826)	$(5,431,504)	$(35,073,951)	$(8,491,421)
Net loss per Class A Share-basic and diluted	$(0.04)	$(0.14)	$(0.09)	$(0.59)	$(0.14)
Net loss per Class T Share-basic and diluted	$(0.04)	$(0.14)	$(0.09)	$(0.59)	$(0.14)

Note 16. Subsequent Events

Distribution Declaration

On July 22, 2020, our board of directors declared a distribution rate for August 2020 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on August 1, 2020, and continuing on each day thereafter through and including August 31, 2020. In connection with this distribution, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Land Acquisition – Riverview, Florida

On July 21, 2020, we purchased an undeveloped parcel of land adjacent to our existing Riverview, Florida self storage facility for $800,000, plus closing costs. We acquired the parcel from an unaffiliated third party and intend on expanding our existing self storage facility on the newly acquired land; thereby adding approximately 170 units and approximately 25,000 rentable square feet. We expect development to be completed in the second or third quarter of 2021.

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

Overview

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

On June 28, 2019, we and our operating partnership, SmartStop OP, L.P. (our “Operating Partnership”), and SmartStop TRS, Inc. (the “TRS”) entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments hereinafter referred to collectively as the “Self Administration Transaction”), with SmartStop Asset Management, LLC, our former sponsor (“SAM”) and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM (the “Self Storage Platform”), along with certain other assets of SAM.  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interest it held in our Operating Partnership through our Former External Advisor have been redeemed. We are now self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV the “Managed REITs”), a private non-traded REIT. In addition, as a sponsor to the Managed REITs, we now have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT sponsored by our former sponsor, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was focused on opportunistic self storage properties, including development and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Mergers.

In our initial public offering, which commenced on January 10, 2014, and ended on January 9, 2017, we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”) and sold approximately 48.4 million Class A Shares and approximately 7.3 million Class T Shares for approximately $493 million and $73 million, respectively.

As of June 30, 2020, we owned 112 operating self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

As of June 30, 2020, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	2.0%	88.1%	1.0%
Arizona	2	1,815	190,700	2.3%	76.8%	1.6%
California	24	15,230	1,588,000	19.6%	90.7%	21.6%
Colorado	6	3,190	348,500	4.3%	87.9%	4.1%
Florida	17	13,260	1,512,300	18.4%	89.7%	22.6%
Illinois	5	2,920	305,800	3.9%	88.2%	3.3%
Indiana	2	1,000	112,100	1.4%	91.5%	0.9%
Massachusetts	1	840	93,000	1.1%	85.9%	2.4%
Maryland	2	1,610	172,900	2.1%	91.3%	2.7%
Michigan	4	2,180	261,000	3.2%	89.3%	2.6%
New Jersey	1	460	51,000	0.6%	94.5%	0.7%
Nevada	6	5,040	623,500	7.6%	92.5%	6.7%
North Carolina	17	7,230	1,019,300	12.4%	89.9%	9.3%
Ohio	5	2,210	272,300	3.4%	94.7%	2.3%
South Carolina	3	1,920	242,600	3.0%	88.8%	2.4%
Texas	3	1,690	230,800	2.8%	90.7%	2.5%
Washington	1	490	48,100	0.6%	85.5%	0.5%
Ontario, Canada(5)	12	9,540	1,006,700	11.3%	87.5%	12.8%
Total	112	71,705	8,237,600	100%	89.6%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 678,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of June 30, 2020. As of June 30, 2020, the following properties were not physically and/or economically stabilized: Eastlake, 3173 Sweeten Creek Rd—Asheville, Gilbert and Torbarrie. Excluding these properties, our physical occupancy as of June 30, 2020 was approximately 90.7%.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended June 30, 2020.

(5)

Our Torbarrie property in Toronto, Canada was substantially completed and partially opened in March 2020. Construction activities at our Torbarrie property had been temporarily halted due to the COVID-19 pandemic; however, they resumed during May 2020 and the property received its full certificate of occupancy in June 2020.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test for goodwill and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

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

Recent Market Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in March 2020, national and local governments in every jurisdiction in which we operate have, at various times, issued orders causing temporary shutdowns of businesses and restrictions on the ability of residents to conduct business or engage in certain activities outside of their homes, as well as restrictions on certain commercial activities. These orders have impacted, and could continue to impact, our facilities and operations.  Beginning in late March, we saw reductions in our move-in volumes which were partially offset by lower move-out volumes. While rental activity recovered to more typical seasonally adjusted levels in May and June, any future periods of extended stay-at-home orders or other temporary shutdowns could cause a reduction in our rental activity.

In addition, we have instituted the use of masks, plastic dividers, additional cleaning measures and social distancing at all of our self storage facilities, as well as instituted remote working measures at our corporate headquarters and call center. We have also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices.

To date there has been no significant change in our rent collections. However, rent collections could be impacted by prolonged economic stress and unemployment, which could affect our customers’ ability to pay rent and thus would increase bad debt expense. While we have recently implemented a contactless option for servicing our customers, we typically conduct aspects of our leasing activities at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as tenant protection plans. Reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 outbreak along with the economic impact of COVID-19 on customers could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns relating to COVID-19 have also affected, and could continue to affect, our on-site staffing, which could have an adverse impact our ability to adequately manage our facilities.

Various jurisdictions have issued orders or proclamations impacting our ability to charge certain fees, conduct auctions or increase our rental rates. Beginning in mid-March, we elected to suspend all auctions and rate increases for our existing customers, as well as suspend or waive certain fees. Furthermore, reduced rental activity during late March and April, as well as lower prices offered by competitors, caused lower rental rates for incoming customers during the second quarter. As a result, we have generally seen a negative impact on our revenues beginning primarily in April 2020. Additionally, we have seen increases in our property operating expenses caused by the cost of increased safety precautions, including personal protective equipment, increased cleaning and specialized sanitizing procedures, and one-time cash bonuses for our store and field personnel. Beginning June 2020, in certain jurisdictions, we resumed certain normal operating procedures on a modified basis, including auctions and charging late fees.

Below is a summary of various business metrics and indicators impacted by the COVID-19 pandemic which impacted our self storage revenues during second quarter 2020:

•	No rate increases for our existing customers during second quarter 2020;
•	A reduction in late fees during second quarter 2020, which amounted to a reduction of approximately 35% on a same-store basis as compared to second quarter 2019;
•

Same-store move-ins declined approximately 5% during the second quarter 2020 as compared to second quarter 2019, after declining approximately 22% on a same-store basis for the month of April 2020 vs. April 2019;

•	Same-store move-outs declined approximately 12% for the second quarter 2020 as compared to second quarter 2019;
•	Same-store asking rates for new customers declined during the second quarter 2020 as compared to second quarter 2019;
•	Rents billed and collected within the same month, were effectively unchanged on a year-over-year basis at approximately 96% during the second quarter 2020.

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

As of June 30, 2020 and 2019, we owned 112 and 111 operating self storage facilities, respectively. The comparability of our results of operations was affected by our acquisition activity in 2019, particularly the SSGT Mergers and the Self Administration Transaction, both of which were completed during the six months ended June 30, 2019. The six months ended June 30, 2020, includes full six-month results for 111 operating self storage facilities and partial period results for one operating property that development was completed and the property was placed in service during the six months ended June 30, 2020. The six months ended June 30, 2019, includes full six-month results for 83 operating self storage facilities and partial period results for 28 operating properties acquired during the six months ended June 30, 2019.

SSGT Mergers

On January 24, 2019, we merged with SSGT, a REIT focused on opportunistic self storage properties, including development and lease-up properties. Through the SSGT Mergers, we acquired 27 operating self storage facilities which had a physical occupancy of approximately 77% at acquisition, along with one property that was subsequently sold in October 2019 located in San Antonio, Texas, one development property in the Greater Toronto, Canada area, and the rights to acquire another property under development in Gilbert, Arizona, which was acquired in July 2019.  While the SSGT portfolio generated positive net operating income since the completion of the SSGT Mergers, the portfolio is not yet physically or economically stabilized and is expected to continue to grow in various key metrics. Additionally, during the second quarter of 2020, the SSGT portfolio had a slight revenue decrease from the first quarter of 2020 as a result of COVID-19. However, occupancy for the SSGT properties continued to grow during the second quarter of 2020. The chart below illustrates the growth in occupancy and total revenues in the SSGT portfolio of assets since the completion of the SSGT Mergers:

(1)

Physical occupancy represents the percentage of square feet occupied for 27 SSGT operating properties through June 30, 2019, 28 properties through December 31, 2019 including the newly acquired Gilbert property, and 29 properties for the March 31, 2020 and June 30, 2020 periods including the Toronto development property. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was sold in October 2019, has been excluded from all periods.

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

(3)

Physical occupancy declined from June 30, 2019, to September 30, 2019, due to the inclusion of the Gilbert property, which was acquired in July 2019 at 0% occupancy. Physical occupancy for March 31, 2020, and June 30, 2020, also included the Toronto development property, which was partially opened during first quarter 2020 and fully opened during second quarter 2020. The equivalent September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020 occupancies for the 27 properties excluding the Gilbert and Toronto properties, were approximately 84%, 85%, 86%, and 90% respectively.

Over the next 24 to 36 months, we believe the SSGT portfolio will continue to grow revenues and net operating income and will become accretive to FFO, as adjusted, and cash flow over that time. While the SSGT Mergers caused initial dilution in FFO, as adjusted as a result of an increase in debt and interest expense, the progress in metrics such as physical occupancy and total revenue, coupled with the acquisition of the Gilbert property and the completion of the Toronto development property, we believe will result in accretive cash flows, portfolio value and FFO, as adjusted, in the future.   The SSGT portfolio grew occupancy meaningfully during the second quarter 2020, in the midst of the COVID-19 pandemic, and while revenue growth was dampened by reduced late fees, pausing existing customer rate increases and lower rental rates to incoming customers, we would expect that pattern of growing revenue to resume in the coming quarters, absent further significant impact from COVID-19.

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

Our operating results since the completion of the Self Administration Transaction have been, and we expect our operating results in future periods will continue to be, significantly impacted. As a result of the Self Administration Transaction, effective June 28, 2019, we no longer incur acquisition, asset and property management fees, which we previously incurred while we were externally advised. Additionally, we now receive incremental Tenant Program revenues as a result of the Self Administration Transaction. However, we now incur additional compensation expense and related overhead costs. Additionally, we serve as the sponsor of the Managed REITs, generating revenue and incurring expenses associated with such activities.

As the assets under management of the Managed REITs have increased, we have seen an increase in property management and asset management fees, as well as incremental revenues from our Tenant Program joint ventures. At the time of the Self Administration Transaction, the total assets under management of the Managed REITs was approximately $220 million. As of June 30, 2020, the Managed REITs had total assets under management of approximately $404 million, an increase of approximately $184 million since the close of the Self Administration Transaction. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Below we have summarized the estimated impact, before noncontrolling interests, depreciation, amortization, impairments, contingent earnout adjustments, adjustments to deferred tax liabilities, and interest expense, related to the Self Administration Transaction to our consolidated financial statements (in millions):

Description	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Elimination of property management and asset management fees	$3.5	$7.0
Incremental Tenant Program revenues	0.5	1.0
Incremental compensation and other expenses	(2.5)	(4.9)
Managed REIT Platform	0.8	1.5
Total	$2.3	$4.6

Comparison of the Three Months Ended June 30, 2020 and 2019

Total Self Storage Revenues

Total self storage related revenues for the three months ended June 30, 2020 and 2019, were approximately $26.1 million and $25.9 million, respectively. The increase in total self storage revenues of approximately $0.2 million, or 0.9%, is primarily attributable to increases in non-same-store revenues. Our total self storage revenues were otherwise negatively impacted as a result of the COVID-19 pandemic and the resulting suspension of rate increases to our existing customers and significantly less income from late fees.  Additionally, in response to reduced prices by our competitors, our rental rates for incoming customers decreased. This was partially offset by an increase in revenues attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction. We expect total self storage revenues to increase in future periods as the SSGT and other lease up properties become economically and physically stabilized and revenues to otherwise fluctuate depending on the economic impact of the COVID-19 pandemic and its impact on the demand for self storage.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended June 30, 2020 and 2019, was approximately $1.9 million and $30,000, respectively. Such revenue consisted of approximately $1.0 million of asset management fee revenue, approximately $0.4 million of property management fee revenue and approximately $0.4 million of other revenue earned pursuant to our management contracts with the Managed REITs. This revenue was derived from the Managed REIT Platform business, acquired through the Self Administration Transaction on June 28, 2019. We expect our Managed REIT Platform revenue will grow in future periods as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2020 and 2019, were approximately $1.5 million and $50,000, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase in future periods as our Managed REITs acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2020 and 2019, were approximately $9.2 million (or 35.2% of self storage revenue) and $8.8 million (or 33.9% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $0.4 million, is primarily attributable to an increase of approximately $0.2 million related to increased compensation expense primarily as a result of the Self Administration Transaction, and an increase of approximately $0.1 million related to COVID-19 related expenses. We expect property operating expenses to decrease as a percentage of revenue as overall occupancy grows and therefore revenues increases, particularly in the SSGT properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2020 and 2019, were none and approximately $3.4 million, respectively. Property operating expenses – affiliates included property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $3.4 million is attributable to the Self Administration Transaction. As a result of the Self Administration Transaction, we no longer incur such expenses.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended June 30, 2020 and 2019, were approximately $1.0 million and $10,000, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement (as discussed in Note 4, Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. We expect Managed REIT Platform expenses to decrease in future periods due to a reduction in the level of services provided through the Administrative Services Agreement as a result of the suspension of the Managed REITs’ offerings.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2020 and 2019, were approximately $1.5 million and $50,000, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase in future periods as our Managed REITs acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 and 2019, were approximately $4.1 million and $1.8 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors-related costs.  Prior to June 28, 2019, we recognized compensation-related costs based on certain required reimbursements from our Former External Advisor. Since June 28, 2019, as a result of the Self Administration Transaction, we are now self-managed and employ our own workforce, which resulted in an increase of approximately $1.9 million related to compensation-related costs for the three months ended June 30, 2020 in comparison to the three months ended June 30, 2019. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2020 and 2019, were approximately $11.1 million and $9.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to a full three months of amortization on the intangible assets amortization and depreciation on our corporate office, acquired in the Self Administration Transaction.

Self Administration Transaction Expenses

Self Administration Transaction expenses for the three months ended June 30, 2020 and 2019, were none and approximately $1.4 million, respectively. Self Administration Transaction expenses consisted primarily of legal fees, and fees and expenses of our professional and financial advisors.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended June 30, 2020 and 2019, were approximately $0.5 million and none, respectively. Such adjustment was due to the increase in the estimated fair value of the contingent earnout liability.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended June 30, 2020 and 2019, were approximately $8.3 million and $9.7 million, respectively. The decrease of approximately $1.5 million is primarily attributable to decreased debt outstanding during the second quarter of 2020 when compared to the second quarter of 2019, and decreased interest rates on variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2020 and 2019, were approximately $0.9 million and $1.1 million, respectively. The decrease in interest expense – debt issuance costs of $0.2 million is primarily attributable to the payoff of the Senior Term Loan in the third quarter of 2019 and simultaneous write-off of debt issuance costs related to such loan.  We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Gain Resulting from Acquisition of Unconsolidated Affiliates

Gain resulting from acquisition of unconsolidated affiliates for the three months ended June 30, 2020 and 2019, was none and approximately $8.0 million, respectively. The gain was related to our remeasurement to fair value of the Tenant Programs joint ventures upon our acquisition of 100% of such entities in the Self Administration Transaction.

Other

Other income (expense) for the three months ended June 30, 2020 and 2019, was approximately $0.2 million of income, as compared to approximately $0.3 million of expense, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting. The change is primarily the result of favorable deferred tax adjustments during the second quarter of 2020.

Same-Store Facility Results - Three Months Ended June 30, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2019, excluding 10 lease-up properties we owned as of April 1, 2019) for the three months ended June 30, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Revenue (1)	$24,566,919	$24,633,588	(0.3)%	$1,563,292	$1,270,758	N/M	$26,130,211	$25,904,346	0.9%
Property operating expenses (2)	8,206,420	9,376,349	(12.5)%	988,623	921,474	N/M	9,195,043	10,297,823	(10.7)%
Property operating income	$16,360,499	$15,257,239	7.2%	$574,669	$349,284	N/M	$16,935,168	$15,606,523	8.5%
Number of facilities	102	102		10	10		112	112
Rentable square feet (3)	7,509,300	7,509,300		728,300	715,000		8,237,600	8,224,300
Average physical occupancy (4)	89.7%	89.5%		N/M	N/M		88.1%	86.4%
Annualized revenue per occupied square foot (5)	$15.30	$15.41		N/M	N/M		$15.05	$15.31

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees if applicable. Same-store property operating expenses for the three months ended June 30, 2020 also include COVID-19 related costs, including specialized cleaning costs, the purchase of personal protective equipment, and bonuses to our field personnel, totaling approximately $0.1 million.

(3)

Of the total rentable square feet, parking represented approximately 678,000 square feet and 695,000 square feet as of June 30, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 678,000 square feet.

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

Our same-store revenue decreased by approximately $0.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the impact of the COVID-19 pandemic and the resulting reduction in late fees, pausing existing customer rate increases and lower rental rates to incoming customers. This was partially offset by an increase in revenues attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction.

Our same-store property operating expenses decreased by approximately $1.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the elimination of property management fees effective June 28, 2019, partially offset by an increase in compensation expense as a result of the Self Administration Transaction, increased advertising expenses, and COVID-19 related costs.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended June 30,
	2020	2019
Net loss	$(7,062,841)	$(2,283,972)
Adjusted to exclude:
Managed REIT Platform revenue	(1,852,893)	(29,062)
Asset management fees (1)	—	1,858,688
Managed REIT Platform expenses	1,008,014	10,569
General and administrative	4,149,713	1,826,886
Depreciation	7,842,443	7,420,510
Intangible amortization expense	3,218,152	2,354,332
Self administration transaction expenses	—	1,350,188
Acquisition expenses – affiliates	—	45,119
Other acquisition expenses	97,221	387
Contingent earnout adjustment	500,000	—
Interest expense	8,284,429	9,762,302
Interest expense—accretion of fair market value of secured debt	(32,892)	(33,191)
Interest expense—debt issuance costs	936,278	1,073,725
Gain resulting from acquisition of unconsolidated affiliates	—	(8,017,353)
Other	(152,456)	267,395
Total property operating income	$16,935,168	$15,606,523

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of the Six Months Ended June 30, 2020 and 2019

Total Self Storage Revenues

Total self storage related revenues for the six months ended June 30, 2020 and 2019, were approximately $52.9 million and $49.8 million, respectively. The increase in total self storage revenues of approximately $3.1 million, or 6.2%, is primarily attributable to a full six months of operations for the 28 operating self storage facilities acquired on January 24, 2019 and the one operating property acquired in July 2019 in connection with the SSGT Mergers. The remainder of the increase was primarily attributable to increases in same-store revenues, which was partially attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction (see same-store facility results table and related footnotes for the six months ended June 30, 2020 and 2019 for further discussion). Our total self storage revenues were otherwise negatively impacted as a result of the COVID-19 pandemic and the resulting suspension of rate increases to our existing customers and significantly less income from late fees.  Additionally, in response to reduced prices by our competitors, our rental rates for incoming customers decreased. This was partially offset by an increase in revenues attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction. We expect total self storage revenues to increase in future periods as the SSGT and other lease up properties become economically and physically stabilized and revenues to otherwise fluctuate depending on the economic impact of the COVID-19 pandemic and its impact on the demand for self storage.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the six months ended June 30, 2020 and 2019, was approximately $3.6 million and $30,000, respectively. Such revenue consisted of approximately $2.1 million of asset management fee revenue, approximately $0.8 million of property management fee revenue and approximately $0.7 million of other revenue earned pursuant to our management contracts with the Managed REITs. This revenue was derived from the Managed REIT Platform business, acquired through the Self Administration Transaction on June 28, 2019. We expect our Managed REIT Platform revenue will grow in future periods as our Managed REITs acquire additional properties.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2020 and 2019, were approximately $3.3 million and $50,000, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase in future periods as our Managed REITs acquire additional properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2020 and 2019, were approximately $18.9 million (or 35.7% of self storage revenue) and $17.0 million (or 34.1% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.9 million, is primarily attributable to a full six months of operations for the 28 operating self storage facilities acquired on January 24, 2019 and one operating property acquired on July 11, 2019 in connection with the SSGT Mergers, an increase of approximately $0.6 million related to increased compensation expense primarily as a result of the Self Administration Transaction, and an increase of approximately $0.5 million related to COVID-19 related expenses. We expect property operating expenses to decrease as a percentage of revenue as overall occupancy grows and therefore revenues increases, particularly in the SSGT properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2020 and 2019, were none and approximately $6.6 million, respectively. Property operating expenses – affiliates included property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $6.6 million is attributable to the Self Administration Transaction. As a result of the Self Administration Transaction, we no longer incur such expenses.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the six months ended June 30, 2020 and 2019, were approximately $2.2 million and $10,000, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement (as described in Note 4, Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. We expect Managed REIT Platform expenses to decrease in future periods due to a reduction in the level of services provided through the Administrative Services Agreement as a result of the suspension of the Managed REITs’ offerings.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2020 and 2019, were approximately $3.3 million and $50,000, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase in future periods as our Managed REITs acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 and 2019, were approximately $7.8 million and $3.5 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors-related costs.  Prior to June 28, 2019, we recognized compensation-related costs based on certain required reimbursements from our Former External Advisor. Since June 28, 2019, as a result of the Self Administration Transaction, we are now self-managed and employ our own workforce, which resulted in an increase of approximately $3.6 million related to compensation-related costs for the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2020 and 2019, were approximately $22.4 million and $18.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to a full six months of depreciation and amortization on the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers, as well as the intangible assets amortization and depreciation on our corporate office, acquired in the Self Administration Transaction.

Self Administration Transaction Expenses

Self administration transaction expenses for the six months ended June 30, 2020 and 2019, were none and approximately $1.5 million, respectively. Self administration transaction expenses consisted primarily of legal fees, and fees and expenses of our professional and financial advisors.

Contingent Earnout Adjustment

The contingent earnout adjustments for the six months ended June 30, 2020 and 2019, were approximately $6.7 million and none, respectively. Such adjustment was due to the decrease in the estimated fair value of the contingent earnout liability.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets for the six months ended June 30, 2020 and 2019, was approximately $36.5 million and none, respectively. The impairment charge is the result of the impairment of certain assets and goodwill associated with the Managed REIT Platform.

Impairment of investments in Managed REITs

Impairment of investments in Managed REITs for the six months ended June 30, 2020 and 2019, were approximately $4.4 million and none, respectively. We determined that the value of our equity investments in the Managed REITs, which derive their value from the potential to receive certain subordinated distributions based on certain performance criteria of the Managed REITs that are now less likely to be met, were impaired. We determined that such impairment was other than temporary, therefore requiring an impairment charge.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the six months ended June 30, 2020 and 2019, were approximately $16.6 million and $18.3 million, respectively. The decrease of approximately $1.7 million is primarily attributable to decreased debt outstanding during the first six months of 2020 when compared to the first six months of 2019, and decreased interest rates on variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2020 and 2019, were approximately $1.9 million and $1.9 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the six months ended June 30, 2020 and 2019, were none and approximately $1.5 million, respectively. Net loss on debt extinguishment in the six months ended June 30, 2019 was attributable to prepayment penalties related to the early pay off of the Raleigh/Myrtle Beach promissory note, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers.

Gain Resulting from Acquisition of Unconsolidated Affiliates

Gain resulting from acquisition of unconsolidated affiliates for the six months ended June 30, 2020 and 2019, was none and approximately $8.0 million, respectively. The gain was related to our remeasurement to fair value of the Tenant Programs joint ventures upon our acquisition of 100% of such entities in the Self Administration Transaction.

Other

Other income (expense) for the six months ended June 30, 2020 and 2019, was approximately $2.7 million of income, as compared to approximately $0.3 million of expense, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting. The change is primarily the result of favorable deferred tax adjustments of approximately $2.4 million related to the intangible impairment analyses noted above.

Same-Store Facility Results - Six Months Ended June 30, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2019) for the six months ended June 30, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Revenue (1)	$40,563,376	$39,901,582	1.7%	$12,287,697	$9,886,089	N/M	$52,851,073	$49,787,671	6.2%
Property operating expenses (2)	13,478,619	14,944,126	(9.8)%	5,391,450	5,013,587	N/M	18,870,069	19,957,713	(5.4)%
Property operating income	$27,084,757	$24,957,456	8.5%	$6,896,247	$4,872,502	N/M	$33,981,004	$29,829,958	13.9%
Number of facilities	83	83		29	29		112	112
Rentable square feet (3)	6,029,600	6,029,600		2,208,000	2,194,700		8,237,600	8,224,300
Average physical occupancy (4)	89.1%	88.5%		N/M	N/M		87.4%	85.6%
Annualized revenue per occupied square foot (5)	$15.86	$15.74		N/M	N/M		$15.35	$15.31

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees if applicable. Property operating expenses for the six months ended June 30, 2020 also includes COVID-19 related costs, including specialized cleaning costs, the purchase of personal protective equipment, and bonuses to our store and field personnel, totaling approximately $0.5 million. On a same-store basis, COVID-19 related costs represented approximately $0.4 million of the total property operating expenses for the six months ended June 30, 2020.

(3)

Of the total rentable square feet, parking represented approximately 678,000 square feet and 695,000 square feet as of June 30, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 547,000 square feet.

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

Our same-store revenue increased by approximately $0.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to higher occupancy and higher annualized revenue per occupied square foot, combined with an increase in revenues attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction. Revenue growth was negatively impacted by the COVID-19 pandemic and the resulting waived late fees, pausing of existing customer rate increases and lower rental rates to incoming customers.

Our same-store property operating expenses decreased by approximately $1.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the elimination of property management fees effective June 28, 2019, partially offset by an increase in compensation expense as a result of the Self Administration Transaction, increased advertising expenses, and COVID-19 related costs.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Six Months Ended June,
	2020	2019
Net loss	$(44,806,422)	$(11,232,290)
Adjusted to exclude:
Managed REIT Platform revenue	(3,636,680)	(29,062)
Asset management fees (1)	—	3,622,559
Managed REIT Platform expenses	2,182,823	10,569
General and administrative	7,817,660	3,481,070
Depreciation	15,559,114	14,288,918
Intangible amortization expense	6,887,783	4,081,308
Self administration transaction expenses	—	1,488,271
Acquisition expenses—affiliates	—	84,061
Other property acquisition expenses	125,326	84,236
Contingent earnout adjustment	(6,700,000)	—
Impairment of goodwill and intangible assets	36,465,732	—
Impairment of investments in Managed REITs	4,376,879	—
Interest expense	16,623,732	18,323,804
Interest expense—accretion of fair market value of secured debt	(65,549)	(65,659)
Interest expense—debt issuance costs	1,879,761	1,915,258
Net loss on extinguishment of debt	—	1,487,867
Gain resulting from acquisition of unconsolidated affiliates	—	(8,017,353)
Other	(2,729,155)	306,401
Total property operating income	$33,981,004	$29,829,958

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or FFO, as adjusted. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-traded REIT industry, and we would have to adjust our calculation and characterization of FFO or FFO, as adjusted. The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted, for each of the periods presented below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net loss (attributable to common stockholders)	$(8,491,421)	$(2,212,445)	$(43,565,372)	$(11,104,004)
Add:
Depreciation of real estate	7,705,792	7,325,953	15,293,130	14,125,014
Amortization of real estate related intangible assets	2,170,465	2,286,161	4,343,030	4,013,137
Deduct:
Gain resulting from acquisition of unconsolidated affiliates(1)	—	(8,017,353)	—	(8,017,353)
Adjustment for noncontrolling interests	(1,305,577)	(54,817)	(2,603,208)	(106,875)
FFO (attributable to common stockholders)	79,259	(672,501)	(26,532,420)	(1,090,081)
Other Adjustments:
Intangible amortization expense - contracts(1)	1,047,687	—	2,544,753	—
Self administration transaction expenses(2)	—	1,350,188	—	1,488,271
Acquisition expenses(3)	97,221	45,506	125,326	168,297
Contingent earnout adjustment(4)	500,000	—	(6,700,000)	—
Impairment of goodwill and intangible assets(8)	—	—	36,465,732	—
Impairment of investments in Managed REITs(8)	—	—	4,376,879	—
Accretion of fair market value of secured debt(5)	(32,892)	(33,191)	(65,549)	(65,659)
Net loss on extinguishment of debt(6)	—	—	—	1,487,867
Foreign currency and interest rate derivative (gains) losses, net(7)	(57,676)	(169,666)	109,843	(78,783)
Adjustment of deferred tax liabilities(1)	(276,216)	(13,214)	(3,023,113)	(13,214)
Adjustment for noncontrolling interests	(168,680)	6,362	(4,488,613)	(929)
FFO, as adjusted (attributable to common stockholders)	$1,188,703	$513,484	$2,812,838	$1,895,769
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

(4)

The contingent earnout adjustment represents the adjustment to the fair value of the Class A-2 Units issued in connection with the Self Administration Transaction. FFO is adjusted to arrive at FFO, as adjusted, as this acquisition related item is not a primary driver in our decision-making process and excluding this provides investors a view of our continuing operating portfolio performance over time.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Interest expense - debt issuance costs of approximately $0.9 million and $1.1 million, respectively, were recognized for the three months ended June 30, 2020 and 2019. Interest expense - debt issuance costs of approximately $1.9 million and $1.9 million, respectively, were recognized for the six months ended June 30, 2020 and 2019.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2020 and 2019, is as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
Net cash flow provided by (used in):
Operating activities	$14,177,573	$3,935,929	$10,241,644
Investing activities	(7,418,525)	(346,396,934)	338,978,409
Financing activities	(17,044,229)	350,121,034	(367,165,263)

Cash flows provided by operating activities for the six months ended June 30, 2020 and 2019, were approximately $14.2 million and $3.9 million, respectively, an increase of approximately $10.2 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $9.3 million, as well as approximately $0.9 million resulting from changes in working capital.

Cash flows used in investing activities for the six months ended June 30, 2020 and 2019, were approximately $7.4 million and $346 million, respectively, a decrease in the use of cash of approximately $339 million. The reduction in cash used in investing activities primarily relates to cash consideration paid of approximately $346 million for the SSGT Mergers in the first quarter of 2019 as compared to only normal capital improvement and development activities with no acquisitions of real estate during the six months ended June 30, 2020.

Cash flows (used in) provided by financing activities for the six months ended June 30, 2020 and 2019, were approximately ($17) million and $350 million, respectively, a change of approximately $367 million. The change in financing activities is primarily attributable to the approximately $363 million of net debt issued during the six months ended June 30, 2019, as well as an additional approximately $7 million of distributions paid primarily on our Series A Preferred Stock and to other non-controlling interest holders during the six months ended June 30, 2020 .

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

Common Stock Distributions

On May 26, 2020, our board of directors declared a distribution rate for June 2020, of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on June 1, 2020 and continuing on each day thereafter through and including June 30, 2020. On June 23, 2020, our board of directors declared a distribution rate for July 2020 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2020, and continuing on each day thereafter through and including July 31, 2020. On July 22, 2020, our board of directors declared a distribution rate for August 2020 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on August 1, 2020, and continuing on each day thereafter through and including August 31, 2020. In connection with these distributions, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our common stockholders based on the record date selected by our board of directors. We currently declare and pay such distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Distributions paid in cash — common stockholders	$9,495,228		$9,004,432
Distributions paid in cash — Operating Partnership unitholders	2,718,583		89,332
Distributions paid in cash — preferred stockholders	3,974,779		—
Distributions reinvested	7,990,892		8,013,210
Total distributions	$24,179,482		$17,106,974
Source of distributions
Cash flows provided by operations	$14,177,573	59%	$3,935,929	23%
Cash provided by financing activities	—	—	5,157,835	30%
Cash on hand	2,011,017	8%	—	—
Offering proceeds from distribution reinvestment plan	7,990,892	33%	8,013,210	47%
Total sources	$24,179,482	100%	$17,106,974	100%

From our inception through June 30, 2020, we paid cumulative distributions of approximately $157 million, as compared to cumulative FFO of approximately ($1.7) million. For the six months ended June 30, 2020, we paid distributions of approximately $24.2 million, as compared to FFO of approximately ($26.5) million, which reflects impairment of goodwill, intangible assets, and our investments in Managed REITs, net of deferred tax liability and contingent earnout adjustments, of approximately $31.1 million, and acquisition related expenses of approximately $125,000. For the six months ended June 30, 2019, we paid distributions of approximately $17.1 million, as compared to FFO of approximately ($1.1) million, which reflects acquisition related expenses of approximately $168,000, and a net loss on extinguishment of debt of approximately $1.5 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2020, our net debt was approximately $710 million, which included approximately $302 million in fixed rate debt, $413 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $5.7 million in net debt issuance costs. One of our loans has an initial maturity date in October 2020. We intend to either extend this loan pursuant to existing extension options, or refinance through other debt financing. See Note 7 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2020

	Payments due during the years ending December 31:
	Total	2020	2021-2022	2023-2024	Thereafter
Debt interest(1)	$114,269,919	$13,215,774	$40,548,023	$26,877,760	$33,628,362
Debt principal(2)	715,310,077	81,941,703	336,057,812	50,419,722	246,890,840
Total contractual obligations	$829,579,996	$95,157,477	$376,605,835	$77,297,482	$280,519,202

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2020. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2020.

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

As of June 30, 2020, our net debt was approximately $710 million, which included approximately $302 million in fixed rate debt, $413 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $5.7 million in net debt issuance costs. As of December 31, 2019, our net debt was approximately $713 million, which included approximately $302 million in fixed rate debt, $418 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $7.6 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2020:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt	$358,803	$1,294,638	$2,914,828	$3,384,577	$47,035,145	$246,890,840	$301,878,831
Average interest rate(1)	4.63%	4.63%	4.63%	4.63%	4.59%	4.52%
Variable rate debt	$81,582,900	$11,336,346	$320,512,000	$—	$—	$—	$413,431,246
Average interest rate(1)	3.11%	3.16%	3.13%	—	—	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2020. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2020.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss attributable to common stockholders of approximately $44 million for the six months ended June 30, 2020. Our accumulated deficit was approximately $131 million as of June 30, 2020.

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
(c)

Prior to its suspension, our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the three months ended June 30, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 30, 2020	750	$—	750	2,917,106(1)
May 31, 2020	—	$—	—	2,917,106(1)
June 30, 2020	—	$—	—	2,917,106(1)

(1)

A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 13 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101*

The following SmartStop Self Storage REIT, Inc. financial information for the three months ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,

(iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: August 12, 2020	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)