Form 10-Q
period 2020-09-30
SmartStop Self Storage REIT, Inc.
filed 2020-11-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(877) 327-3485

(Registrant’s telephone number)

Not Applicable

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

As of November 11, 2020, there were 52,440,201 outstanding shares of Class A common stock and 7,869,657 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate facilities:
Land	$332,142,096	$332,350,688
Buildings	795,686,781	780,969,455
Site improvements	63,208,443	60,505,225
	1,191,037,320	1,173,825,368
Accumulated depreciation	(106,556,223)	(83,692,491)
	1,084,481,097	1,090,132,877
Construction in process	1,591,793	12,237,722
Real estate facilities, net	1,086,072,890	1,102,370,599
Cash and cash equivalents	36,747,083	62,279,757
Restricted cash	9,787,127	6,291,366
Investments in and advances to Managed REITs	8,178,896	6,072,399
Other assets, net	5,870,035	6,318,037
Intangible assets, net	13,237,876	30,040,426
Trademarks	16,229,412	19,688,167
Goodwill	53,643,331	78,372,980
Total assets	$1,229,766,650	$1,311,433,731
LIABILITIES AND EQUITY
Debt, net	$712,789,410	$712,733,002
Accounts payable and accrued liabilities	23,656,005	18,576,230
Due to affiliates	818,665	1,624,474
Distributions payable	6,017,893	5,159,105
Contingent earnout	26,000,000	31,100,000
Deferred tax liabilities	3,310,241	6,609,571
Total liabilities	772,592,214	775,802,382
Commitments and contingencies (Note 13)
Redeemable common stock	54,116,173	43,391,362
Preferred Stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 150,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, with aggregate liquidation preferences of $152,472,054, and $151,665,753 at September 30, 2020 and December 31, 2019, respectively	146,379,708	146,426,164
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 52,453,575 and 51,435,124 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	52,454	51,435
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,852,830 and 7,699,893 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7,853	7,700
Additional paid-in capital	492,156,465	491,433,240
Distributions	(155,013,319)	(128,642,787)
Accumulated deficit	(136,914,972)	(87,090,486)
Accumulated other comprehensive loss	(4,902,696)	(1,955,335)
Total SmartStop Self Storage REIT, Inc. equity	195,385,785	273,803,767
Noncontrolling interests in our Operating Partnership	61,270,970	71,988,256
Other noncontrolling interests	21,800	21,800
Total noncontrolling interests	61,292,770	72,010,056
Total equity	256,678,555	345,813,823
Total liabilities and equity	$1,229,766,650	$1,311,433,731

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Self storage rental revenue	$26,706,201	$25,669,615	$77,221,013	$74,056,235
Ancillary operating revenue	1,431,952	1,188,934	3,768,213	2,589,985
Managed REIT Platform revenue	2,051,021	1,192,665	5,687,701	1,221,727
Reimbursable costs from Managed REITs	1,173,948	1,536,800	4,453,863	1,583,909
Total revenues	31,363,122	29,588,014	91,130,790	79,451,856
Operating expenses:
Property operating expenses	9,816,774	9,655,599	28,686,843	26,630,201
Property operating expenses – affiliates	—	—	—	6,605,670
Managed REIT Platform expenses	329,280	1,248,665	2,512,103	1,259,234
Reimbursable costs from Managed REITs	1,173,948	1,536,800	4,453,863	1,583,909
General and administrative	4,012,072	3,519,557	11,829,732	7,000,627
Depreciation	8,003,587	7,639,190	23,562,701	21,928,108
Intangible amortization expense	1,587,899	3,741,046	8,475,682	7,822,354
Self administration transaction expenses	—	107,100	—	1,595,371
Acquisition expenses – affiliates	—	—	—	84,061
Other acquisition expenses	468,577	25,529	593,903	109,765
Contingent earnout adjustment	1,600,000	300,000	(5,100,000)	300,000
Impairment of goodwill and intangible assets	—	—	36,465,732	—
Impairment of investments in Managed REITs	—	—	4,376,879	—
Total operating expenses	26,992,137	27,773,486	115,857,438	74,919,300
Operating income (loss)	4,370,985	1,814,528	(24,726,648)	4,532,556
Other income (expense):
Interest expense	(8,093,476)	(10,260,936)	(24,717,208)	(28,584,740)
Interest expense – accretion of fair market value of secured debt	32,788	33,191	98,337	98,850
Interest expense – debt issuance costs	(952,479)	(1,082,543)	(2,832,240)	(2,997,801)
Net loss on extinguishment of debt	—	—	—	(1,487,867)
Gain resulting from acquisition of unconsolidated affiliates	—	—	—	8,017,353
Other	185,685	(45,819)	2,914,840	(352,219)
Net loss	(4,456,497)	(9,541,579)	(49,262,919)	(20,773,868)
Net loss attributable to the noncontrolling interests in our Operating Partnership	585,360	1,326,753	6,550,455	1,455,039
Less: Distributions to preferred stockholders	(2,387,977)	—	(7,112,022)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(6,259,114)	$(8,214,826)	$(49,824,486)	$(19,318,829)
Net loss per Class A share – basic and diluted	$(0.10)	$(0.14)	$(0.84)	$(0.33)
Net loss per Class T share – basic and diluted	$(0.10)	$(0.14)	$(0.84)	$(0.33)
Weighted average Class A shares outstanding – basic and diluted	52,019,749	50,789,174	51,654,459	50,650,524
Weighted average Class T shares outstanding – basic and diluted	7,827,572	7,626,158	7,776,909	7,584,645

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,456,497)	$(9,541,579)	$(49,262,919)	$(20,773,868)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,069,449	(651,011)	(1,538,451)	1,408,709
Foreign currency hedge contract gains (losses)	(988,609)	(84,696)	1,645,735	(1,970,862)
Interest rate swap and cap contract gains (losses)	1,293,513	(823,250)	(3,509,682)	(4,000,275)
Other comprehensive gain (loss)	1,374,353	(1,558,957)	(3,402,398)	(4,562,428)
Comprehensive loss	(3,082,144)	(11,100,536)	(52,665,317)	(25,336,296)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	404,742	1,543,525	7,005,492	1,774,600
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. stockholders	$(2,677,402)	$(9,557,011)	$(45,659,825)	$(23,561,696)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$—	$32,226,815
Offering costs	—	—	—	—	(2,418)	—	—	—	(2,418)	—	(2,418)	—	—
Issuance of limited partnership units in our Operating Partnership in connection with the SSGT Mergers	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399	—	—
Changes to redeemable common stock	—	—	—	—	(3,963,393)	—	—	—	(3,963,393)	—	(3,963,393)	—	3,963,393
Redemptions of common stock	(120,000)	(120)	(21,291)	(21)	—	—	—	—	(141)	—	(141)	—	(2,044,001)
Distributions	—	—	—	—	—	(8,411,426)	—	—	(8,411,426)	—	(8,411,426)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(46,584)	(46,584)	—	—
Issuance of shares for distribution reinvestment plan	322,580	323	49,604	50	3,963,393	—	—	—	3,963,766	—	3,963,766	—	—
Equity based compensation expense	—	—	—	—	21,957	—	—	—	21,957	—	21,957	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. stockholders	—	—	—	—	—	—	(8,891,558)	—	(8,891,558)	—	(8,891,558)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(56,759)	(56,759)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	867,261	867,261	—	867,261	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(846,581)	(846,581)	—	(846,581)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,315,092)	(1,315,092)	—	(1,315,092)	—	—
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$—	$34,146,207

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of March 31, 2019	50,639,639	$50,640	7,562,103	$7,563	$500,494,346	$(102,659,752)	$(71,231,711)	$95,942	$326,757,028	$4,036,300	$330,793,328	$—	$34,146,207
Offering costs	—	—	—	—	(1,559)	—	—	—	(1,559)	—	(1,559)	—	—
Issuance of limited partnership units in our Operating Partnership in connection with the Self Administration Transaction	—	—	—	—	—	—	—	—	—	63,643,000	63,643,000	—	—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	—	—	—	—	9,687,035	—	—	—	9,687,035	9,112,965	18,800,000	—	—
Contribution of special limited partnership interest in exchange for limited partnership interests in our Operating Partnership	—	—	—	—	(18,800,000)	—	—	—	(18,800,000)	—	(18,800,000)	—	—
Noncontrolling interests related to the consolidated Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	21,800	21,800	—	—
Redemption of limited partnership interests held by our Former Advisor	—	—	—	—	(291,103)	—	—	—	(291,103)	91,103	(200,000)	—	—
Changes to redeemable common stock	—	—	—	—	(4,049,066)	—	—	—	(4,049,066)	—	(4,049,066)	—	4,049,066
Redemptions of common stock	(199,883)	(200)	(10,242)	(11)	—	—	—	—	(211)	—	(211)	—	(2,052,078)
Issuance of restricted stock	232,176	232	—	—	—	—	—	—	232	—	232	—	—
Distributions	—	—	—	—	—	(8,533,201)	—	—	(8,533,201)	—	(8,533,201)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(105,140)	(105,140)	—	—
Issuance of shares for distribution reinvestment plan	328,392	328	50,757	50	4,049,066	—	—	—	4,049,444	—	4,049,444	—	—
Equity based compensation expense	—	—	—	—	25,136	—	—	—	25,136	—	25,136	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. stockholders	—	—	—	—	—	—	(2,212,445)	—	(2,212,445)	—	(2,212,445)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(71,527)	(71,527)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,192,459	1,192,459	—	1,192,459	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(1,039,585)	(1,039,585)	—	(1,039,585)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(1,861,933)	(1,861,933)	—	(1,861,933)	—	—
Balance as of June 30, 2019	51,000,324	$51,000	7,602,618	$7,602	$491,113,855	$(111,192,953)	$(73,444,156)	$(1,613,117)	$304,922,231	$76,728,501	$381,650,732	$—	$36,143,195

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of June 30, 2019	51,000,324	$51,000	7,602,618	$7,602	$491,113,855	$(111,192,953)	$(73,444,156)	$(1,613,117)	$304,922,231	$76,728,501	$381,650,732	$—	$36,143,195
Offering costs	—	—	—	—	(2,276)	—	—	—	(2,276)	—	(2,276)	—	—
Changes to redeemable common stock	—	—	—	—	(4,046,001)	—	—	—	(4,046,001)	—	(4,046,001)	—	4,046,001
Redemptions of common stock	(197,470)	(197)	(3,546)	(3)	—	—	—	—	(200)	—	(200)	—	(349,700)
Issuance of restricted stock	16,886	17	—	—	—	—	—	—	17	—	17	—	—
Distributions	—	—	—	—	—	(8,711,332)	—	—	(8,711,332)	—	(8,711,332)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,375,462)	(1,375,462)	—	—
Issuance of shares for distribution reinvestment plan	328,801	329	50,784	51	4,046,001	—	—	—	4,046,381	—	4,046,381	—	—
Equity based compensation expense	—	—	—	—	160,858	—	—	—	160,858	—	160,858	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. stockholders	—	—	—	—	—	—	(8,214,826)	—	(8,214,826)	—	(8,214,826)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(1,326,753)	(1,326,753)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(651,011)	(651,011)	—	(651,011)	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(84,696)	(84,696)	—	(84,696)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(823,250)	(823,250)	—	(823,250)	—	—
Balance as of September 30, 2019	51,148,541	$51,149	7,649,856	$7,650	$491,272,437	$(119,904,285)	$(81,658,982)	$(3,172,074)	$286,595,895	$74,026,286	$360,622,181	$—	$39,839,496

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(28,822)	—	—	—	(28,822)	—	(28,822)	—	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(46,456)	—
Changes to redeemable common stock	—	—	—	—	(3,979,539)	—	—	—	(3,979,539)	—	(3,979,539)	—	3,979,539
Redemptions of common stock	(42,040)	(42)	—	—	—	—	—	—	(42)	—	(42)	—	—
Issuance of restricted stock	47,842	48	—	—	—	—	—	—	48	—	48	—	—
Distributions	—	—	—	—	—	(8,668,726)	—	—	(8,668,726)	—	(8,668,726)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,799)	(1,356,799)	—	—
Issuance of shares for distribution reinvestment plan	322,411	322	50,046	50	3,979,167	—	—	—	3,979,539	—	3,979,539	—	—
Equity based compensation expense	—	—	—	—	219,603	—	—	—	219,603	—	219,603	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. stockholders	—	—	—	—	—	—	(35,073,951)	—	(35,073,951)	—	(35,073,951)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,031,652)	(5,031,652)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,959,904)	(3,959,904)	(607,216)	(4,567,120)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	3,959,594	3,959,594	607,201	4,566,795	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(4,747,520)	(4,747,520)	(728,029)	(5,475,549)	—	—
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901
See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901
Offering costs	—	—	—	—	(22)	—	—	—	(22)	—	(22)	—	—
Changes to redeemable common stock	—	—	—	—	(4,011,353)	—	—	—	(4,011,353)	—	(4,011,353)	—	4,011,353
Redemptions of common stock	(750)	(1)	—	—	—	—	—	—	(1)	—	(1)	—	(7,500)
Issuance of restricted stock	23,725	24	—	—	—	—	—	—	24	—	24	—	—
Distributions	—	—	—	—	—	(8,782,766)	—	—	(8,782,766)	—	(8,782,766)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,800)	(1,356,800)	—	—
Issuance of shares for distribution reinvestment plan	332,570	333	51,277	51	4,010,969	—	—	—	4,011,353	—	4,011,353	—	—
Equity based compensation expense	—	—	—	—	247,323	—	—	—	247,323	176,060	423,383	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. stockholders	—	—	—	—	—	—	(8,491,421)	—	(8,491,421)	—	(8,491,421)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(933,443)	(933,443)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,700,259	1,700,259	258,961	1,959,220	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(1,677,000)	(1,677,000)	(255,451)	(1,932,451)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	583,475	583,475	88,879	672,354	—	—
Balance as of June 30, 2020	52,118,882	$52,119	7,801,216	$7,801	$491,870,566	$(146,094,279)	$(130,655,858)	$(6,096,431)	$209,083,918	$62,871,767	$271,955,685	$146,379,708	$51,374,754

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Equity	Redeemable Common Stock
Balance as of June 30, 2020	52,118,882	$52,119	7,801,216	$7,801	$491,870,566	$(146,094,279)	$(130,655,858)	$(6,096,431)	$209,083,918	$62,871,767	$271,955,685	$146,379,708	$51,374,754
Offering costs	—	—	—	—	(4,966)	—	—	—	(4,966)	—	(4,966)	—	—
Changes to redeemable common stock	—	—	—	—	(4,011,063)	—	—	—	(4,011,063)	—	(4,011,063)	—	4,011,063
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,269,644)
Distributions	—	—	—	—	—	(8,919,040)	—	—	(8,919,040)	—	(8,919,040)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,406,034)	(1,406,034)	—	—
Issuance of shares for distribution reinvestment plan	334,693	335	51,614	52	4,010,676	—	—	—	4,011,063	—	4,011,063	—	—
Equity based compensation expense	—	—	—	—	291,252	—	—	—	291,252	231,779	523,031	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. stockholders	—	—	—	—	—	—	(6,259,114)	—	(6,259,114)	—	(6,259,114)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(585,360)	(585,360)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	928,902	928,902	140,547	1,069,449	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(858,687)	(858,687)	(129,922)	(988,609)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	1,123,520	1,123,520	169,993	1,293,513	—	—
Balance as of September 30, 2020	52,453,575	$52,454	7,852,830	$7,853	$492,156,465	$(155,013,319)	$(136,914,972)	$(4,902,696)	$195,385,785	$61,292,770	$256,678,555	$146,379,708	$54,116,173

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(49,262,919)	$(20,773,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,038,383	29,750,462
Change in deferred tax liability	(3,299,330)	(409,649)
Accretion of fair market value adjustment of secured debt	(98,337)	(98,850)
Amortization of debt issuance costs	2,832,240	2,997,801
Equity based compensation expense	1,166,017	208,496
Contingent earnout adjustment	(5,100,000)	300,000
Impairment of goodwill and intangible assets	36,465,732	—
Impairment of investments in Managed REITs	4,376,879	—
Unrealized foreign currency and derivative (gains) losses	163,216	(630,864)
Net loss on extinguishment of debt	—	1,487,867
Gain resulting from acquisition of unconsolidated affiliates	—	(8,017,353)
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	558,553	(363,480)
Accounts payable and accrued liabilities	3,077,198	4,410,733
Managed REITs receivables	(48,302)	33,685
Due to affiliates	(320,134)	(752,631)
Net cash provided by operating activities	22,549,196	8,142,349
Cash flows from investing activities:
Purchase of real estate	(612,892)	(9,435,343)
Additions to real estate	(11,761,393)	(7,993,081)
Deposits on acquisition of real estate	(148,367)	(200,000)
Settlement of foreign currency hedges	398,951	1,064,287
SSGT Mergers, net of cash acquired	—	(345,538,595)
Self Administration Transaction, net of cash acquired	—	(3,292,958)
Purchase of foreign currency hedge	—	(147,347)
Settlement of company owned life insurance	—	3,122,962
Sale of real estate joint venture	—	3,357,814
Preferred equity investment in SSGT II	(6,435,000)	—
Net cash used in investing activities	(18,558,701)	(359,062,261)
Cash flows from financing activities:
Gross proceeds from issuance of debt	338,466	531,334,779
Repayment of debt	—	(141,088,724)
Scheduled principal payments on debt	(516,897)	(566,816)
Debt issuance costs	(4,494)	(8,514,829)
Preferred stock issuance costs	(46,457)	—
Debt defeasance costs	—	(1,690,703)
Offering costs	(519,456)	(509,512)
Redemption of common stock	(438,783)	(5,331,329)
Redemption of noncontrolling interest	—	(200,000)
Distributions paid to preferred stockholders	(6,305,722)	—
Distributions paid to common stockholders	(14,311,105)	(13,607,658)
Distributions paid to noncontrolling interest in OP	(4,124,617)	(1,079,696)
Net cash provided by (used in) financing activities	(25,929,065)	358,745,512
Impact of foreign exchange rate changes on cash and restricted cash	(98,343)	96,122
Change in cash, cash equivalents, and restricted cash	(22,036,913)	7,921,722
Cash, cash equivalents, and restricted cash beginning of period	68,571,123	14,012,208

Cash, cash equivalents, and restricted cash end of period	$46,534,210	$21,933,930

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$25,021,817	$26,457,563
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$12,001,955	$12,059,591
Distributions payable	$6,017,893	$3,326,601
Additions to real estate and construction in process included in accounts payable	$250,172	$864,237
Deposits applied to the purchase of real estate	$200,000	$—
Redemption of common stock included in accounts payable and accrued liabilities	$1,269,644	$405,971
Issuance of units in our Operating Partnership in SSGT Mergers	$—	$4,217,399
Debt assumed in SSGT Mergers	$—	$5,038,435
Net liabilities assumed in SSGT Mergers	$—	$1,712,596
Write-off of unamortized debt issuance costs	$—	$356,519
Issuance of Class A-1 units in our Operating Partnership in the Self Administration Transaction	$—	$63,643,000
Debt assumed in the Self Administration Transaction	$—	$19,219,126
Contingent earnout consideration issued in the Self Administration Transaction	$—	$30,900,000
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	$—	$18,800,000
Deferred tax liabilities related to the Self Administration Transaction	$—	$7,415,654
Accounts payable and other accrued liabilities assumed in the Self Administration Transaction	$—	$722,286
Transfer of other assets to debt issuance costs	$—	$1,075,000

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”).  As a result of the Self Administration Transaction, SAM is no longer our sponsor, and the special limited partnership interest and limited partnership interests it held in SmartStop OP, L.P. (our “Operating Partnership”) through our Former External Advisor (defined below) have been redeemed. We are self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, the “Managed REITs”), a private non-traded REIT. In addition, as a sponsor to the Managed REITs, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. As a result of the Self Administration Transaction, we indirectly own 100% of the membership interests in Strategic Storage Advisor II, LLC (our “Former External Advisor”) and each of Strategic Storage Property Management II, LLC and SS Growth Property Management, LLC (together, our “Former External Property Managers”). See Note 4, Self Administration Transaction, for additional information.

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

Potential SST IV Merger

On November 10, 2020, the Company, SST IV, and SST IV Merger Sub, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Company (“SST IV Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “SST IV Merger Agreement”). Pursuant to the SST IV Merger Agreement, the Company will acquire SST IV by way of a merger of SST IV with and into SST IV Merger Sub, with SST IV Merger Sub being the surviving entity (the “SST IV Merger”). The SST IV Merger is expected to close during the first half of 2021.

Assuming all of the conditions of the SST IV Merger are satisfied and the SST IV Merger is consummated in accordance with the terms in the SST IV Merger Agreement, the Company will acquire all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in five unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”).

 See Note 16 - Subsequent Events, for additional information related to the SST IV Merger.

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

On January 10, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. On May 23, 2014, we satisfied the $1.5 million minimum offering requirements of our Offering and commenced formal

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

operations. On January 9, 2017, our Offering terminated. We sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively, in our Offering. On November 30, 2016, prior to the termination of our Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2020, we had sold approximately 5.0 million Class A Shares and approximately 0.8 million Class T Shares for approximately $52.1 million and $8.0 million, respectively, in our DRP Offering.

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Preferred Shares”) of our Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date, and the second and final closing in the amount of $50 million occurred on October 26, 2020. See Note 16 - Subsequent Events, for additional information.

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

As of September 30, 2020, we owned 112 self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Canada (the Greater Toronto Area).

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

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Former Dealer Manager”), was responsible for marketing our shares offered pursuant to our Primary Offering. SAM indirectly owns a 15% non-voting equity interest in our Former Dealer Manager. Now that our Primary Offering has terminated, our Former Dealer Manager no longer provides such services for us. However, we pay our Former Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold. Please see Note 11 – Related Party Transactions – Former Dealer Manager Agreement.

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

September 30, 2020

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

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we own. As of September 30, 2020, we owned approximately 86.5% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 13.5% of the common units are owned indirectly by SAM and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (our “TRS”), which is a wholly-owned subsidiary of our Operating Partnership.

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. The COVID-19 pandemic and the resulting effects, including shutdowns or weakness in national, regional and local economies have affected our business. While many of the factors underlying the demand for self storage improved during the third quarter, future governmental orders or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

September 30, 2020

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

As of September 30, 2020, and December 31, 2019, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint ventures with SST IV and SSGT II which were acquired in the Self Administration Transaction, which are consolidated.

Equity Investments

Under the equity method, our investments will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of September 30, 2020, and December 31, 2019, we owned equity investments with a carrying value of approximately $7.9 million, and $5.8 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our Consolidated Balance Sheets. We account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

Also included in Investments in and advances to Managed REITs as of September 30, 2020 are receivables from the Managed REITs of approximately $320,000. As of December 31, 2019, receivables from the Managed REITs approximated $275,000. For additional discussion, Note 11 – Related Party Transactions.

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

September 30, 2020

(Unaudited)

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values as of the date of acquisition. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $13.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2020 and 2019, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2020 and 2019, our property acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended September 30, 2020 and 2019, we expensed approximately $470,000 and $26,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods. During the nine months ended September 30, 2020 and 2019, we expensed approximately $594,000 and $194,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

September 30, 2020

(Unaudited)

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

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2020 and 2019, no impairment losses related to our real property assets were recognized.

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

The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2020, 2021, 2022, 2023, 2024, and thereafter is approximately $35,000, $140,000, $140,000, $140,000,
$70,000 and none, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

See Note 5 - Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities for additional information.

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

September 30, 2020

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2020, the gross amount allocated to in-place lease intangibles was approximately $46.6 million and accumulated amortization of in-place lease intangibles totaled approximately $45.2 million. As of December 31, 2019, the gross amounts allocated to in-place lease intangibles were approximately $46.8 million and accumulated amortization of in-place lease intangibles totaled approximately $40.4 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2020, 2021, 2022, 2023, 2024, and thereafter is approximately $25,000, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.0 million, respectively.

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to the Tenant Programs joint ventures. For

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships.

As of September 30, 2020, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $18.1 million and accumulated amortization of those intangibles totaled approximately $6.3 million. As of December 31, 2019, the gross amount of the intangibles related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $26.5 million and accumulated amortization of those intangibles totaled approximately $2.9 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and thereafter is approximately $1.0 million, $2.9 million, $2.9 million, $2.9 million, $1.8 million, and $0.3 million, respectively.

We evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in a material impairment charge in the future. See Note 5 - Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities for additional information.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 7). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2020, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $11.9 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $7.1 million. As of December 31, 2019, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $11.9 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $4.3 million.

Organizational and Offering Costs

We pay our Former Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets; (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Former Dealer Manager commencing after the termination of the Primary Offering; (iii)  the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent the due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering. We recorded a liability within due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T Shares as an offering cost.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net equity investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in equity investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $0.3 million and a loss of approximately $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and represented a loss of approximately $0.3 million and a gain of approximately $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Redeemable Common Stock

We adopted a share redemption program (“SRP”) that enables stockholders to sell their shares to us in limited circumstances.

We record amounts that are redeemable under the SRP as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our SRP is limited to the number of shares we can repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. When we determine we have a mandatory obligation to repurchase shares under the SRP, we reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

On August 26, 2019, our board of directors approved a partial suspension of our SRP, effective as of September 27, 2019, so that common shares were redeemable at the option of the holder only in connection with (i) death or disability of a stockholder, (ii) confinement to a long-term care facility, or (iii) other exigent circumstances. In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the complete suspension of our SRP, effective on April 29, 2020. Due to the complete suspension, we were unable to honor redemption requests made during the quarter ended March 31, 2020 or the quarter ended June 30, 2020.

On August 20, 2020, our board of directors determined that it would be in our best interests to partially reinstate the SRP, effective as of September 23, 2020, solely for redemptions sought in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility. Our board of directors also authorized us to honor redemption requests made pursuant to exigent circumstances that were pending at the time of the complete suspension of our SRP and that had not been revoked.

For the year ended December 31, 2019, we received redemption requests totaling approximately $4.9 million (approximately 0.5 million shares), approximately $4.5 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.4 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020.

During the six months ended June 30, 2020, approximately 0.1 million shares, or $1.3 million, were requested to be redeemed; however, due to the suspension of our SRP, no such share redemption requests were fulfilled.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

During the three months ended September 30, 2020, approximately $0.7 million (approximately 0.1 million shares), were then requested to be redeemed. On October 30, 2020, requests that were previously requested during the six months ended June 30, 2020 and had not been rescinded, as well as the requests from the three months ended September 30, 2020, were redeemed, such redemptions totaled approximately 0.1 million shares, or $1.3 million, and were included in accounts payable and accrued liabilities as of September 30, 2020.

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions along with the assets and liabilities described in Note 4 - Self Administration Transaction. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. Additionally, certain such assets and liabilities are required to be fair valued periodically or valued pursuant to ongoing impairment analyses and have been valued subsequently utilizing the same techniques noted above. In general, we

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at September 30, 2020, and December 31, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$320,200,000	$302,205,553	$311,700,000	$302,820,786

As of September 30, 2020, and December 31, 2019, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 7 and 9). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2020, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

September 30, 2020

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

September 30, 2020

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2020:

Real estate facilities
Balance at December 31, 2019	$1,173,825,368
Real estate acquisitions	812,892
Construction in process placed in service	13,389,703
Impact of foreign exchange rate changes	(4,145,778)
Improvements and additions	7,155,135
Balance at September 30, 2020	$1,191,037,320
Accumulated depreciation
Balance at December 31, 2019	$(83,692,491)
Depreciation expense	(23,136,367)
Impact of foreign exchange rate changes	272,635
Balance at September 30, 2020	$(106,556,223)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Land Acquisition – Riverview, Florida

On July 21, 2020, we purchased an undeveloped parcel of land adjacent to our existing Riverview, Florida self storage facility for $800,000, plus closing costs. We acquired the parcel from an unaffiliated third party and are in process of expanding our existing self storage facility on the newly acquired land; thereby adding approximately 170 units and approximately 25,000 rentable square feet. We expect development to be completed in the second or third quarter of 2021.

Potential Acquisitions

On June 2, 2020, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a plot of land (the “Etobicoke Property”) in the city of Toronto. On September 1, 2020, we executed a second purchase and sale agreement with the same seller for the acquisition of another plot of land (the “Scarborough Property”) in the city of Toronto. We intend on developing both the Etobicoke Property and the Scarborough Property into self storage facilities. The purchase price for the Etobicoke Property and the Scarborough Property are each approximately $2.2 million CAD, with adjustment factors to the purchase price based on the final surveys, plus closing costs.

We expect to complete the acquisition of the Etobicoke Property and the Scarborough Property in the second half of 2021, and first half of 2022, respectively; however, there can be no assurances that we will complete the acquisitions. If we fail to acquire the Etobicoke Property or the Scarborough Property, in addition to the incurred acquisition costs, we may also forfeit earnest money deposits as a result.

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

September 30, 2020

(Unaudited)

(1)

The approximately $346 million cash consideration consisted of approximately $320 million paid to the SSGT stockholders, approximately $19 million of SSGT debt that was repaid at closing, approximately $5 million of other SSGT liabilities paid at closing, and approximately $1 million in transaction costs.

Note 4. Self Administration Transaction

Overview

On June 28, 2019, we, our Operating Partnership and our TRS entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with our then-sponsor SAM and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM, along with certain other assets of SAM.

As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we are self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV, SSGT II, and we have the internal capability to originate, structure and manage additional future investment products which would be sponsored by SRA.

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

September 30, 2020

(Unaudited)

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

September 30, 2020

(Unaudited)

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

The estimated fair value of the contingent earnout, Class A-2 Units, was determined using the net asset value calculation described above and further adjusted based on a discounted probability weighted forecast of achieving the requisite AUM thresholds. Subsequent to the completion of the Self Administration Transaction, such liability is required to be recorded at fair value. For additional information, see Note 5 – Self Administration Transaction – Intangible Assets, Goodwill and Certain Other Assets and Liabilities. As of September 30, 2020, we have added incremental assets under management of approximately $219 million since the close of the Self Administration Transaction.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

September 30, 2020

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

Note 5. Self Administration Transaction - Intangible Assets, Goodwill and Certain Other Assets and Liabilities

The emergence and ongoing spread of the COVID-19 pandemic caused significant volatility in the economy and the capital markets. The increase in consumer and investor uncertainty had an impact on our Managed REITs, specifically the Managed REITs’ ability to attract investor equity in the face of economic weakness and volatility. Further, starting in April 2020 various broker dealers that our Managed REITs had selling agreements with temporarily halted non-traded REIT sales within their advisory networks. Effective April 30, 2020, the Managed REITs suspended their offerings. Given the disruption that COVID-19 had on our Managed REITs and their ability to raise additional equity, accordingly we evaluated the various intangible assets and liabilities associated with the sponsorship of the Managed REITs for impairment as of March 31, 2020.

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

In connection with the Self Administration Transaction, we acquired a special limited partnership interest in SST IV and SSGT II. This interest, in certain situations, may entitle us to various subordinated distributions under SST IV’s and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

SSGT II’s operating partnership agreements. Given the revised capital projections noted above, the projected future subordinated distributions had revised estimated fair values less than their carrying values. We deemed this difference to be an other than temporary decline in value and have therefore recorded an impairment charge of approximately $4.4 million as of March 31, 2020.

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

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which is required to be revalued at each reporting period, based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event.  The revised capital raise projections discussed above reduced the probability of the Class A-2 Units converting, which had the result of decreasing the estimated fair value of the contingent earnout liability from $31.1 million as of December 31, 2019 to $23.9 million as of March 31, 2020, the date of the impairment analysis. As of September 30, 2020, the estimated fair value of the contingent earnout liability is $26.0 million.

Note 6. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2020 and 2019. Such presentation reflects the Company’s acquisitions that occurred during 2019, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2018. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the Nine Months ended
	September 30, 2019	September 30, 2020
Pro forma revenue	$83,770,481	$91,130,790
Pro forma operating expenses	$(76,609,917)	$(115,057,438)
Pro forma net income (loss) attributable to common stockholders	$(22,486,573)	$(49,248,355)

The pro forma financial information for the nine months ended September 30, 2020 and 2019 was adjusted to exclude none and approximately $1.6 million, respectively, for acquisition related expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 7. Debt

The Company’s debt is summarized as follows:

Encumbered Property	September 30, 2020	December 31, 2019	Interest Rate		Maturity Date
KeyBank CMBS Loan(1)	$95,000,000	$95,000,000	3.89%		8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%		5/1/2027
Midland North Carolina CMBS Loan(3)	46,591,442	47,048,287	5.31%		8/1/2024
Canadian CitiBank Loan(4)	83,274,660	85,500,660	2.73%		10/9/2021
CMBS SASB Loan(5)	235,000,000	235,000,000	3.15%	(11)	2/9/2022
CMBS Loan(6)	104,000,000	104,000,000	5.00%		2/1/2029
Secured Loan(7) (8)	85,512,000	85,512,000	3.00%		1/24/2022
Stoney Creek Loan(9)	5,446,364	5,591,950	4.65%		10/1/2021
Torbarrie Loan(10)	6,125,060	5,936,996	4.65%		9/1/2021
Ladera Office Loan	4,119,943	4,179,994	4.29%		11/1/2026
Premium on secured debt, net	494,168	592,505
Debt issuance costs, net	(4,774,227)	(7,629,390)
Total debt	$712,789,410	$712,733,002

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

(4)

This variable rate loan encumbers 10 of our Canadian properties and the amounts shown above are in USD based on the foreign exchange rate in effect of the dates presented. We purchased interest rate caps that cap CDOR at 3.0% until October 15, 2021. The separate assets of these encumbered properties are not available to pay our other debts.

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

(8)

On January 29, 2019, we entered into a $161.2 million notional interest rate swap whereby LIBOR was fixed at approximately 2.6% until August 1, 2020. On October 29, 2019, in connection with the pay off of the Senior Term Loan, we terminated approximately $75.7 million of this interest rate swap which required a settlement payment of approximately $0.6 million. The remaining $85.5 million of the interest rate swap effectively fixed the interest rate on the Secured Loan at 5.1% until August 1, 2020. To continue hedging our interest rate risk related to this loan, we purchased an interest rate cap on August 3, 2020 with a notional amount of $80 million that effectively caps LIBOR at 0.5% through August 2, 2021.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

(9)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of September 30, 2020, and in no event shall the total interest rate fall below 4.65% per annum. The Stoney Creek loan was assumed in the SSGT Mergers and had a balance of approximately $5 million USD as of the SSGT Mergers date. The Stoney Creek loan is secured by a first lien deed of trust on the Stoney Creek property and all improvements thereto, is cross-collateralized with the Torbarrie property, and is guaranteed by the Company. The amounts shown above are in USD based on the foreign exchange rate in effect as of September 30, 2020.

(10)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of September 30, 2020, and in no event shall the total interest rate fall below 4.65% per annum. The Torbarrie loan was assumed in the SSGT Mergers and had no outstanding balance as of the date of the SSGT Mergers. The Torbarrie loan is a construction loan and is secured by a first lien deed of trust on the Torbarrie property and all improvements thereto, is cross-collateralized with the Stoney Creek property, and is guaranteed by the Company. The amounts shown above are in USD based on the foreign exchange rate in effect as of September 30, 2020.

(11)

This loan incurs interest at LIBOR plus 3%, which resulted in an interest rate of 3.15% as of September 30, 2020. However, in June 2019, we purchased an interest rate swap whereby LIBOR is fixed at 1.79% though February 15, 2022, which results in an effective fixed interest rate of 4.79% on this loan.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2020 was approximately 3.73%.

We are subject to certain restrictive covenants relating to the outstanding debt. As of September 30, 2020, we were in compliance with all such covenants.

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

September 30, 2020

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Secured Loan

This represents secured financing with KeyBank, Fifth Third Bank (“Fifth Third”), and SunTrust Bank (“SunTrust”) as equal co-lenders (the “Secured Lenders”) pursuant to a mortgage loan (the “Secured Loan”). The Secured Loan was secured by a first mortgage or deed of trust on each of 16 wholly owned properties. The loan has a maturity date of January 24, 2022, which may, in certain circumstances, be extended at the option of the borrower for one additional term equal to one year, as set forth in the Secured Loan Agreement. Monthly payments due under the Secured Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, the initial borrowing of approximately $89.2 million was made under the Secured Loan. As of December 31, 2019 and September 30, 2020, the outstanding balance on the Secured Loan was approximately $85.5 million.

The amounts outstanding under the Secured Loan Agreement bear interest at an annual rate equal to LIBOR plus 2.5%. On January 24, 2019, the borrowers entered into an interest rate swap arrangement with a notional amount of approximately $89.2 million, such that LIBOR was fixed at approximately 2.6% until August 1, 2020. On October 29, 2019, in connection with the settlement of a previously existing loan, we restructured this swap to reduce the notional amount to approximately $85.5 million, an amount equivalent to the then outstanding principal on the Secured Loan. On August 3, 2020, we purchased an interest rate cap with a notional amount of $80 million that effectively caps LIBOR at 0.5% through August 2, 2021. The Secured Loan may be prepaid at any time, subject to certain conditions as set forth in the Secured Loan Agreement.

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

Canadian CitiBank Loan

On October 11, 2018, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering 10 of our properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. As of September 30, 2020, we had an outstanding balance of $111.3 million CAD, and have the right to receive future advances in the aggregate amount of up to $0.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

The CitiBank Loan Agreement is a term loan, the original maturity date was October 9, 2020. The loan may, in certain circumstances, be extended at our option for three consecutive terms of one year each. We exercised the first one year extension option, extending the maturity date to October 9, 2021.  Monthly payments due under the CitiBank Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2020:

2020	$184,142
2021	96,140,324
2022	323,426,408
2023	3,384,134
2024	47,043,621
2025 and thereafter	246,890,840
Total payments	717,069,469
Premium on secured debt, net	494,168
Debt issuance costs, net	(4,774,227)
Total	$712,789,410

Note 8. Preferred Equity

Series A Convertible Preferred Stock

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in preferred shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date, and the second and final closing in the amount of $50 million occurred on October 26, 2020. We incurred approximately $3.6 million in issuance costs related to the Series A Convertible Preferred Stock, which were recorded as a reduction to Series A Convertible Preferred stock on our consolidated balance sheets.

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

September 30, 2020

(Unaudited)

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

As of September 30, 2020, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $152.5 million, which consisted of $150 million from the Initial Closing, approximately $2.3 million of accumulated and unpaid distributions, and approximately $0.1 million of accumulated and unpaid fees on the undrawn commitment. As of December 31, 2019, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $151.7 million, which consisted of $150 million from the Initial Closing, approximately $1.7 million of accumulated and unpaid distributions, and approximately $0.1 million of accumulated and unpaid fees on the undrawn commitment. See Note 16 - Subsequent Events, for additional information
Note 9. Derivative Instruments

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

September 30, 2020

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

The following table summarizes the terms of our derivative financial instruments as of September 30, 2020:

	Notional Amount		Strike	Effective Date	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
LIBOR Cap	$80,000,000		0.50%	August 3, 2020	August 2, 2021
CDOR Cap	99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$95,000,000	(1)	1.334	February 10, 2020	February 10, 2021

(1)	Notional amounts shown are denominated in CAD.

On January 25, 2019, we settled a $90 million CAD foreign currency forward, receiving a net settlement of approximately $2.1 million and simultaneously entered into a $95 million CAD foreign currency forward. On July 8, 2019, we settled the $95 million CAD foreign currency forward, paying a net settlement of approximately $0.6 million and simultaneously entered into a $95 million CAD currency option. On December 9, 2019 the CAD currency option expired and we simultaneously entered into a two month $95 million CAD foreign currency forward. On February 10, 2020, we settled the CAD currency forward, receiving a net settlement of approximately $0.5 million and simultaneously entered into a one year $95 million CAD foreign currency forward. A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive loss, the other portion, a loss of approximately $0.4 million and a gain of approximately $0.1 million related to the ineffective portion is recorded in other income (expense) within our consolidated statements of operations for the three and nine months ended September 30, 2020, respectively.

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

September 30, 2020

(Unaudited)

(2)

We settled this forward on February 10, 2020, receiving a net settlement of approximately $0.5 million and simultaneously entered into another $95 million CAD foreign currency forward with a maturity date of February 10, 2021.

(3)	On August 3, 2020, we entered into a LIBOR interest rate cap for a notional amount of $80 million which caps LIBOR at 0.5% through August 2, 2021.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2020	December 31, 2019
Interest Rate Swaps
Accounts payable and accrued liabilities	$5,286,666	$1,695,140
Interest Rate Caps
Other assets	$—	$28,847
Foreign Currency Hedges
Other assets	$—	$—
Accounts payable and accrued liabilities	149,200	1,425,632

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended September 30, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$26,706,201	$—	$—	$26,706,201
Ancillary operating revenue	1,431,952	—	—	1,431,952
Managed REIT Platform revenue	—	2,051,021	—	2,051,021
Reimbursable costs from Managed REITs	—	1,173,948	—	1,173,948
Total revenues	28,138,153	3,224,969	—	31,363,122
Operating expenses:
Property operating expenses	9,816,774	—	—	9,816,774
Managed REIT Platform expense	—	329,280	—	329,280
Reimbursable costs from Managed REITs	—	1,173,948	—	1,173,948
General and administrative	—	—	4,012,072	4,012,072
Depreciation	7,863,351	—	140,236	8,003,587
Intangible amortization expense	561,601	1,026,298	—	1,587,899
Other acquisition expenses	468,577	—	—	468,577
Contingent earnout expense	—	1,600,000	—	1,600,000
Total operating expenses	18,710,303	4,129,526	4,152,308	26,992,137
Operating income (loss)	9,427,850	(904,557)	(4,152,308)	4,370,985
Other income (expense):
Interest expense	(8,048,225)	—	(45,251)	(8,093,476)
Interest expense – accretion of fair market value of secured debt	32,788	—	—	32,788
Interest expense – debt issuance costs	(950,120)	—	(2,359)	(952,479)
Other	(139,829)	325,514	—	185,685
Net income (loss)	$322,464	$(579,043)	$(4,199,918)	$(4,456,497)

	Nine Months Ended September 30, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$77,221,013	$—	$—	$77,221,013
Ancillary operating revenue	3,768,213	—	—	3,768,213
Managed REIT Platform revenue	—	5,687,701	—	5,687,701
Reimbursable costs from Managed REITs	—	4,453,863	—	4,453,863
Total revenues	80,989,226	10,141,564	—	91,130,790
Operating expenses:
Property operating expenses	28,686,843	—	—	28,686,843
Managed REIT Platform expense	—	2,512,103	—	2,512,103
Reimbursable costs from Managed REITs	—	4,453,863	—	4,453,863
General and administrative	—	—	11,829,732	11,829,732
Depreciation	23,185,178	—	377,523	23,562,701
Intangible amortization expense	4,950,285	3,525,397	—	8,475,682
Other acquisition expenses	593,903	—	—	593,903
Contingent earnout adjustment	—	(5,100,000)	—	(5,100,000)
Impairment of goodwill and intangible assets	—	36,465,732	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879	—	4,376,879
Total operating expenses	57,416,209	46,233,974	12,207,255	115,857,438
Operating income (loss)	23,573,017	(36,092,410)	(12,207,255)	(24,726,648)
Other income (expense):
Interest expense	(24,581,790)	—	(135,418)	(24,717,208)
Interest expense – accretion of fair market value of secured debt	98,337	—	—	98,337
Interest expense – debt issuance costs	(2,825,162)	—	(7,078)	(2,832,240)
Other	(544,296)	3,312,206	146,930	2,914,840
Net loss	$(4,279,894)	$(32,780,204)	$(12,202,821)	$(49,262,919)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

	Three Months Ended September 30, 2019
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$25,669,615	$—	$—	$25,669,615
Ancillary operating revenue	1,188,934	—	—	1,188,934
Managed REIT Platform revenue	—	1,192,665	—	1,192,665
Reimbursable costs from Managed REITs	—	1,536,800	—	1,536,800
Total revenues	26,858,549	2,729,465	—	29,588,014
Operating expenses:
Property operating expenses	9,655,599	—	—	9,655,599
Managed REIT Platform expense	—	1,248,665	—	1,248,665
Reimbursable costs from Managed REITs	—	1,536,800	—	1,536,800
General and administrative	—	—	3,519,557	3,519,557
Depreciation	7,470,184	—	169,006	7,639,190
Intangible amortization expense	2,503,987	1,237,059	—	3,741,046
Self administration transaction expenses	—	—	107,100	107,100
Other acquisition expenses	25,529	—	—	25,529
Contingent earnout adjustment	—	300,000	—	300,000
Total operating expenses	19,655,299	4,322,524	3,795,663	27,773,486
Operating income (loss)	7,203,250	(1,593,059)	(3,795,663)	1,814,528
Other income (expense):
Interest expense	(10,214,822)	—	(46,114)	(10,260,936)
Interest expense – accretion of fair market value of secured debt	33,191	—	—	33,191
Interest expense – debt issuance costs	(1,082,543)	—	—	(1,082,543)
Other	(106,450)	60,631	—	(45,819)
Net loss	$(4,167,374)	$(1,532,428)	$(3,841,777)	$(9,541,579)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

	Nine Months Ended September 30, 2019
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$74,056,235	$—	$—	$74,056,235
Ancillary operating revenue	2,589,985	—	—	2,589,985
Managed REIT Platform revenue	—	1,221,727	—	1,221,727
Reimbursable costs from Managed REITs	—	1,583,909	—	1,583,909
Total revenues	76,646,220	2,805,636	—	79,451,856
Operating expenses:
Property operating expenses	26,630,201	—	—	26,630,201
Property operating expenses – affiliates	6,605,670	—	—	6,605,670
Managed REIT Platform expense	—	1,259,234	—	1,259,234
Reimbursable costs from Managed REITs	—	1,583,909	—	1,583,909
General and administrative	—	—	7,000,627	7,000,627
Depreciation	21,750,206	—	177,902	21,928,108
Intangible amortization expense	6,524,347	1,298,007	—	7,822,354
Self administration transaction expenses	—	—	1,595,371	1,595,371
Acquisition expenses – affiliates	84,061	—	—	84,061
Other acquisition expenses	109,765	—	—	109,765
Contingent earnout adjustment	—	300,000	—	300,000
Total operating expenses	61,704,250	4,441,150	8,773,900	74,919,300
Operating income (loss)	14,941,970	(1,635,514)	(8,773,900)	4,532,556
Other income (expense):
Interest expense	(28,537,117)	—	(47,623)	(28,584,740)
Interest expense – accretion of fair market value of secured debt	98,850	—	—	98,850
Interest expense – debt issuance costs	(2,997,801)	—	—	(2,997,801)
Net loss on extinguishment of debt	(1,487,867)	—	—	(1,487,867)
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	—	8,017,353
Other	(414,871)	62,652	—	(352,219)
Net loss	$(10,379,483)	$(1,572,862)	$(8,821,523)	$(20,773,868)

The following table summarizes our total assets by segment as of September 30, 2020:

Segments	September 30, 2020
Self Storage	$1,158,358,937	(1)
Managed REIT Platform	37,895,289	(1)
Corporate and Other	33,512,424
Total assets	$1,229,766,650

(1)	Included in the assets of the Self Storage and the Managed REIT Platform segments as of September 30, 2020, are approximately $45.3 million and $8.4 million of goodwill, respectively.

Note 11. Related Party Transactions

Through the closing of the Self Administration Transaction on June 28, 2019, we incurred expenses under the following advisory and property management agreements; commencing on such closing and continuing thereafter we no longer incur such expenses. The Former Dealer Manager Agreement and the Transfer Agent Agreement described below were not impacted by the Self Administration Transaction.

Fees to Affiliates

Our Advisory Agreement with our Former External Advisor, our dealer manager agreement, as amended ("Former Dealer Manager Agreement") with our Former Dealer Manager, our Property Management Agreements with our Former External Property Managers and our Transfer Agent Agreement with our Transfer Agent entitle such affiliates to specified

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

fees upon the provision of certain services with regard to our Offering and investment of funds in real estate properties, among other services, as well as certain reimbursements, as described below.

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

Former Dealer Manager Agreement

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Former Dealer Manager Agreement. In addition, our Former Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets; (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Former Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated; and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers.

Affiliated Former Dealer Manager

SAM owns a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own limited partnership interests in our Operating Partnership.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Property Management Agreements

As a result of the Self Administration Transaction, we now perform property management services on our own behalf.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2019, and the nine months ended September 30, 2020, as well as any related amounts payable as of December 31, 2019 and September 30, 2020:

	Year Ended December 31, 2019			Nine Months Ended September 30, 2020
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses	$975,985	$1,185,370	$—	$—	$—	$—
Transfer Agent fees	324,943	374,404	—	465,520	438,520	27,000
Asset management fees	3,622,559	3,622,559	—	—	—	—
Property management fees	2,983,110	2,983,110	—	—	—	—
Acquisition expenses	84,061	84,061	—	—	—	—
Capitalized
Acquisition costs	235,932	235,932	—	—	—	—
Self Administration Transaction working capital true-up	493,785	493,785	—	—	—	—
Additional paid-in capital
Stockholder servicing fee(1)	—	667,651	1,277,340	—	485,675	791,665
Total	$8,720,375	$9,646,872	$1,277,340	$465,520	$924,195	$818,665

(1)

We pay our Former Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

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

For the three and nine months ended September 30, 2020, we recorded net revenues of approximately $1.2 million and $3.1 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations. For the three and nine months ended September 30, 2019, we recorded net revenues of approximately $1.0 million and $2.0 million, respectively, related to Tenant Programs which was included in ancillary operating revenue in the consolidated statements of operations.

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

Investment in Managed REIT

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

On September 21, 2020,  a wholly owned subsidiary of our Operating Partnership (the “Preferred Investor”), entered into a preferred unit purchase agreement (the “SSGT II Unit Purchase Agreement”) with SS Growth Operating Partnership II, L.P. (the “SSGT II OP”) and SSGT II. Pursuant to the terms of the SSGT II Unit Purchase Agreement, the Preferred Investor agreed to purchase, in one or more tranches, up to 1.6 million units of limited partnership interest in SSGT II OP (the “SSGT II Preferred Units”) for an aggregate of up to $40 million (the “SSGT II Investment”). Upon the closing of each tranche of the SSGT II Investment, the Preferred Investor will be due an investment fee equal to 1% of the investment amount of such tranche. The Preferred Investor will receive distributions, payable monthly in arrears, at a rate of 7.25% per annum from the date of investment until 180 days after the date of investment, 8.25% per annum from 181 days after the date of investment until 360 days after the date of investment, and 9.25% per annum thereafter (collectively, the “Pay Rate”). The proceeds of the SSGT II Investment may be used by SSGT II OP to finance self-storage acquisition, development, and improvement activities, and working capital or other general partnership purposes. Each SSGT II Preferred Unit has a liquidation preference of $25.00, plus all accumulated and unpaid distributions. The foregoing distributions shall be payable monthly, and calculated on an actual/360 day basis, and any unpaid distributions shall accrue at the applicable Pay Rate.

On September 21, 2020, the Preferred Investor invested approximately $6.5 million in the SSGT II Operating Partnership. Such investment is included in investments in and advances to Managed REITs in our consolidated balance sheets. As of September 30, 2020, we were potentially required to purchase an additional $33.5 million in SSGT II Preferred Units.

For the three months ended September 30, 2020, we recorded income related to the SSGT II Preferred Units, totaling approximately $13,000 which is recorded within the Other line item in our consolidated statements of operations.

Subsequent to September 30, 2020, on October 29, 2020, and November 4, 2020, the Preferred Investor made additional preferred investments into SSGT II Operating Partnership of approximately $13 million and $13 million, respectively, increasing the total investment in SSGT II Preferred Units to approximately $32.5 million, and decreasing our potential requirement to purchase additional units to $7.5 million. On November 12, 2020, SSGT II redeemed $19 million of our SSGT II Preferred Units, reducing our investment in SSGT II Preferred Units to $13.5 million. See Note 16 - Subsequent Events, for additional information.

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor IV, LLC, the advisor to SST IV (the “SST IV Advisor”), and SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), are entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory agreements.

SST IV Advisory Agreement

The SST IV Advisor provides acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”). SST IV is required to reimburse SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor funds, and will not be reimbursed for 1.15% of the gross offering proceeds from the sale of Class W shares sold in the SST IV offering. Such amounts for the three and nine months ended September 30, 2020 totaled approximately none and $25,000, respectively. The SST IV Advisor will be required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminates to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also requires the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

Effective as of April 30, 2020, SST IV suspended its offering due to various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of their dealer manager agreement. The termination of their public offering occurred on September 11, 2020.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Subsequent to the termination of SST IV’s primary offering, they determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from their primary offering, and thus we were not required to reimburse SST IV. Additionally, they determined that total organization and offering costs will not exceed 15% of the gross proceeds received in their primary offering, and thus we will not be required to reimburse SST IV for any excess offering costs.

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

Effective as of April 30, 2020, SSGT II suspended their offering due to various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of their dealer manager agreement.

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

September 30, 2020

(Unaudited)

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

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and nine months ended September 30, 2020 and 2019:

Managed REIT Platform Revenues	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Property management agreement – SST IV	$367,256	$288,026	$1,039,753	$296,300
Property management agreement – SSGT II	90,069	40,222	241,624	40,822
Advisory agreement – SST IV	813,052	490,844	2,358,906	506,470
Advisory agreement – SSGT II	281,839	117,380	788,932	121,942
Tenant Program revenue – SST IV	252,885	120,498	610,635	120,498
Tenant Program revenue – SSGT II	73,011	15,895	152,624	15,895
Other Managed REIT revenue(1)	172,909	119,800	495,227	119,800
Total	$2,051,021	$1,192,665	$5,687,701	$1,221,727
(1)	Such revenues primarily includes construction management and development fees.

Reimbursable costs from Managed REITs includes reimbursement of both the SST IV and SSGT II Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of September 30, 2020, we had receivables due from SST IV and SSGT II totaling approximately $314,000 and $6,000, respectively, and as of December 31, 2019, we had receivables due from SST IV and SSGT II totaling approximately $100,000 and $175,000, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Administrative Services Agreement

For the three and nine months ended September 30, 2020, we incurred fees payable to SAM under the Administrative Services Agreement of approximately $82,000 and $1.9 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations for the three and nine months ended September 30, 2020. We recorded reimbursements from SAM of approximately $0.1 million and $0.3 million, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, a receivable of approximately $37,000 was due from SAM related to the Administrative Services Agreement and included in the other assets line in our consolidated balance sheet.

As of December 31, 2019, a payable of approximately $0.3 million was due to SAM related to the Administrative Services Agreement and included in the due to affiliates line in our consolidated balance sheet.

Note 12. Equity Based Compensation

We issue equity based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through September 30, 2020, we have issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through March 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020 the Compensation Committee of the Board of Directors approved the 2020 executive compensation program for our executive officers, which included (1) performance based awards, and (2) time based awards. For both such awards the recipient could choose either LTIP Units or restricted stock consisting of shares of our common stock.

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

The following table summarizes the activity related to our time based awards:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

	Restricted Stock		LTIPs
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2018	21,438	$10.38	$—	$—
Granted	251,993	9.48	—	—
Vested	(7,625)	10.29	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2019	265,806	9.53	—	—
Granted	72,383	9.78	214,521	9.09
Vested	(81,618)	9.57	—	—
Forfeited	(6,567)	9.78	—	—
Unvested at September 30, 2020	250,004	$9.58	214,521	$9.09

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIPs
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	—	$—	—	$—
Granted	5,752	9.78	130,638	9.09
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at September 30, 2020	5,752	$9.78	130,638	$9.09

Holders of performance based restricted stock do not have any rights as a stockholder with respect to the unvested portion of such restricted stock awards.  Prior to vesting, shares of performance based restricted stock generally may not be transferred, other than by laws of descent and distribution.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

As of September 30, 2020, 5,330,483 shares of stock were available for issuance under the Plan.

We recorded approximately $0.5 million and $1.2 million of equity based compensation expense, primarily in general and administrative expense and to a lesser extent, in property operating expenses, within our consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there was approximately $4.2 million of total unrecognized compensation expense related to non-vested equity awards. Such cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Note 13. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 20, 2020, beginning in May 2020, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.40 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of September 30, 2020, we had sold approximately 5.0 million Class A Shares and approximately 0.8 million Class T Shares through our DRP Offering.

Share Redemption Program

As described in Note 2 – Redeemable Common Stock, we have an SRP; please refer to Note 2 for additional details.  Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption.

Our board of directors may amend, suspend or terminate the SRP with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

On August 20, 2020, our board of directors determined that it would be in the best interests of the Company to amend the terms of the SRP to revise the redemption price per share for all redemptions under the SRP to be equal to the most recently published estimated net asset value per share of the applicable share class (the “SRP Amendment”). Prior to the SRP Amendment, the redemption amount was the lesser of the amount the stockholders paid for their shares or the price per share in the current offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

There are several limitations in addition to those noted above on our ability to redeem shares under the SRP including, but not limited to:

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

During the six months ended June 30, 2020, approximately 0.1 million shares, or $1.3 million, were requested to be redeemed; however, due to the suspension of our SRP, no share redemption requests were fulfilled.

During the three months ended September 30, 2020, approximately $0.7 million (approximately $0.1 million shares), were then requested to be redeemed. On October 30, 2020, requests that were previously requested during the six months ended June 30, 2020 and had not been rescinded, as well as the requests from the three months ended September 30, 2020, were redeemed, such redemptions totaled approximately 0.1 million shares, or $1.3 million, and were included in accounts payable and accrued liabilities as of September 30, 2020.

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

For the months of April, May, June, July, August, and September 2020, our board of directors authorized a daily distribution rate of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

After the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. On September 25, 2020, our board of directors changed its distribution authorizations back to quarterly from monthly authorizations, starting with the fourth quarter of 2020. In connection with this, the board of directors authorized a daily distribution rate of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on the Company’s books at the close of business on each day of the period commencing on October 1, 2020 and ending December 31, 2020. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 15. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Total revenues	$29,588,014	$30,076,693	$30,298,123	$29,469,545	$31,363,122
Total operating expenses	$27,773,486	$26,965,933	$61,368,274	$27,497,027	$26,992,137
Operating income (loss)	$1,814,528	$7,055,456	$(31,070,151)	$1,972,518	$4,370,985
Net loss	$(9,541,579)	$(4,321,670)	$(37,743,581)	$(7,062,841)	$(4,456,497)
Net loss attributable to common stockholders	$(8,214,826)	$(5,431,504)	$(35,073,951)	$(8,491,421)	$(6,259,114)
Net loss per Class A Share-basic and diluted	$(0.14)	$(0.09)	$(0.59)	$(0.14)	$(0.10)
Net loss per Class T Share-basic and diluted	$(0.14)	$(0.09)	$(0.59)	$(0.14)	$(0.10)

Note 16. Subsequent Events

Issuance of Series A Preferred Stock

We entered into a Purchase Agreement with Extra Space Storage LP (the “Investor”) on October 29, 2019, in which the Investor agreed to purchase up to 200,000 shares of Series A Preferred Stock. At the close of the transaction, we issued 150,000 shares, with the remaining 50,000 shares issuable at our discretion until October 28, 2020.

On October 26, 2020, we exercised our option to issue an additional 50,000 shares of Series A Preferred Stock for $50 million in proceeds. We may use the proceeds to pay down existing debt, finance acquisitions and capital improvement projects, working capital or other general partnership purposes.

Investment in Managed REIT

Subsequent to September 30, 2020, on October 29, 2020, and November 4, 2020, the Preferred Investor invested an additional approximately $13 million and $13 million, respectively, in SSGT II Preferred Units in the SSGT II Operating Partnership. SSGT II utilized the funds to purchase through its operating partnership, self storage facilities located in Las Vegas, Nevada, and Olympia, Washington.

On November 12, 2020, SSGT II redeemed $19 million of our SSGT II Preferred Units, reducing our investment in SSGT II Preferred Units to $13.5 million.

Potential SST IV Merger

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

On November 10, 2020, the Company, SST IV, and SST IV Merger Sub, entered into the SST IV Merger Agreement.

The SST IV Merger Agreement provides that the Company will acquire SST IV by way of a merger of SST IV with and into SST IV Merger Sub, with SST IV Merger Sub being the surviving entity. The SST IV Merger is expected to close during the first half of 2021. At the effective time of the SST IV Merger (the “SST IV Merger Effective Time”), SST IV shall cease to exist as a separate entity in accordance with the applicable provisions of the Maryland General Corporation Law. The special committee of the board of directors of the Company (the “Committee”), the board of directors of the Company, the special committee of the board of directors of SST IV, and the board of directors of SST IV have unanimously approved the SST IV Merger, the SST IV Merger Agreement, and the transactions contemplated by the SST IV Merger Agreement. In addition, the special committee of the board of directors of SST IV and the board of directors of SST IV have approved an amendment to SST IV’s First Articles of Amendment and Restatement to remove the limitations on “roll-up transactions” (the “SST IV Charter Amendment”), which is necessary to consummate the SST IV Merger.

Pursuant to the terms and subject to the conditions set forth in the SST IV Merger Agreement, at the SST IV Merger Effective Time, each share of SST IV’s Class A Common Stock, $0.001 par value per share (“SST IV Class A Common Stock”), Class T Common Stock, $0.001 par value per share (“SST IV Class T Common Stock”), and Class W Common Stock, $0.001 par value per share (collectively with the SST IV Class A Common Stock and the SST IV Class T Common Stock, the “SST IV Common Stock”), issued and outstanding immediately prior to the SST IV Merger Effective Time (other than shares owned by the Company, any subsidiary of the Company, or any subsidiary of SST IV) will be converted into the right to receive 2.1875 shares of the Company’s Class A Common Stock, $0.001 par value per share (the “SmartStop Common Stock”), subject to the treatment of fractional shares in accordance with the SST IV Merger Agreement (the “SST IV Merger Consideration”). This exchange ratio represents an increase of $0.10 per share from SST IV’s most recent estimated Net Asset Value (NAV), when compared to SmartStop’s most recent estimated NAV of $10.40 per share. The transaction values SST IV at approximately $370 million, based on September 30, 2020 share counts and debt principal balances outstanding, and using the agreed exchange ratio and SmartStop’s estimated NAV per share of $10.40. Immediately prior to the SST IV Merger Effective Time, each restricted share of SST IV Common Stock granted under SST IV’s Employee and Director Long-Term Incentive Plan will become fully vested and non-forfeitable, and, at the SST IV Merger Effective Time, will be converted into the right to receive the SST IV Merger Consideration.

Assuming all of the conditions of the SST IV Merger are satisfied and the SST IV Merger is consummated in accordance with the terms in the SST IV Merger Agreement, the Company will acquire all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in five unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”). The unconsolidated real estate ventures consist of one operating self storage property and four parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), owning the other 50% of such entities.  Additionally, the Company will obtain SST IV’s rights to acquire: (i) a property that will be developed into a self storage facility in San Gabriel, California, and (ii) a tract of land located in Brampton, Ontario in the Greater Toronto Area of Ontario, Canada (the “Kingspoint Land”) that will be developed into a self storage facility pursuant to a joint venture with SmartCentres.

The SST IV Merger Agreement contains customary representations, warranties, and covenants. The closing of the SST IV Merger is subject to and conditioned on the approval of the SST IV Merger and the SST IV Charter Amendment by the affirmative vote of the holders of not less than a majority of all outstanding shares of SST IV Common Stock. The closing of the SST IV Merger is neither subject to a financing condition nor to the approval of our stockholders.

The SST IV Merger Agreement prohibits SST IV and its subsidiaries and representatives from soliciting, providing information, or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. The SST IV Merger Agreement also provides that at any time prior to receipt of the SST IV stockholder approval, SST IV and its representatives may, in certain circumstances, make an “Adverse Recommendation Change” (as that term is defined in the SST IV Merger Agreement) and terminate the SST IV Merger Agreement, subject to complying with certain conditions set forth in the SST IV Merger Agreement.

In connection with the termination of the SST IV Merger Agreement and SST IV’s entry into an alternative transaction with respect to a superior proposal, as well as under other specified circumstances, SST IV will be required to pay to the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Company a termination payment of approximately $7.2 million. In addition, the SST IV Merger Agreement provides for customary expense reimbursements under specified circumstances set forth in the SST IV Merger Agreement.

We expect the SST IV Merger to close during the first half of 2021; however, there is no guarantee that the SST IV Merger will be consummated.

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

As of September 30, 2020, we owned 112 operating self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area).

As of September 30, 2020, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	1.9%	93.6%	1.2%
Arizona	2	1,815	190,700	2.3%	88.5%	1.8%
California	24	15,230	1,588,000	19.3%	93.2%	23.9%
Colorado	6	3,190	348,500	4.2%	92.1%	3.7%
Florida	17	13,260	1,512,300	18.4%	92.1%	21.0%
Illinois	5	2,920	305,800	3.7%	90.9%	2.9%
Indiana	2	1,000	112,100	1.4%	90.1%	0.9%
Massachusetts	1	840	93,000	1.1%	90.5%	2.2%
Maryland	2	1,610	172,900	2.1%	93.5%	2.3%
Michigan	4	2,180	261,000	3.2%	93.5%	2.8%
New Jersey	1	460	51,000	0.6%	95.1%	0.6%
Nevada	6	5,040	623,500	7.6%	92.0%	6.7%
North Carolina	17	7,230	1,019,300	12.4%	92.1%	9.1%
Ohio	5	2,210	272,300	3.3%	92.9%	2.2%
South Carolina	3	1,920	242,600	2.9%	89.3%	2.2%
Texas	3	1,690	230,800	2.8%	89.9%	2.4%
Washington	1	490	48,100	0.6%	85.0%	0.6%
Ontario, Canada	12	9,540	1,006,700	12.2%	87.8%	13.5%
Total	112	71,705	8,237,600	100%	91.6%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 678,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of September 30, 2020.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended September 30, 2020.

Potential SST IV Merger

On November 10, 2020, the Company, SST IV, and SST IV Merger Sub, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Company (“SST IV Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “SST IV Merger Agreement”). Pursuant to the SST IV Merger Agreement, the Company will acquire SST IV by way of a merger of SST IV with and into SST IV Merger Sub, with SST IV Merger Sub being the surviving entity (the “SST IV Merger”). The SST IV Merger is expected to close during the first half of 2021. At the effective time of the SST IV Merger (the “SST IV Merger Effective Time”), SST IV shall cease to exist as a separate entity in accordance with the applicable provisions of the Maryland General Corporation Law. The special committee of the board of directors of the Company (the “Committee”), the board of directors of the Company, the special committee of the board of directors of SST IV, and the board of directors of SST IV have unanimously approved the SST IV Merger, the SST IV Merger Agreement, and the transactions contemplated by the SST IV Merger Agreement. In addition, the special committee of the board of directors of SST IV and the board of directors of SST IV have approved an amendment to SST IV’s First Articles of Amendment and Restatement to remove the limitations on “roll-up transactions” (the “SST IV Charter Amendment”), which is necessary to consummate the SST IV Merger.

Pursuant to the terms and subject to the conditions set forth in the SST IV Merger Agreement, at the SST IV Merger Effective Time, each share of SST IV’s Class A Common Stock, $0.001 par value per share (“SST IV Class A Common Stock”), Class T Common Stock, $0.001 par value per share (“SST IV Class T Common Stock”), and Class W Common Stock, $0.001 par value per share (collectively with the SST IV Class A Common Stock and the SST IV Class T Common Stock, the “SST IV Common Stock”), issued and outstanding immediately prior to the SST IV Merger Effective Time (other than shares owned by the Company, any subsidiary of the Company, or any subsidiary of SST IV) will be converted into the right to receive 2.1875 shares of the Company’s Class A Common Stock, $0.001 par value per share (the “SmartStop Common Stock”), subject to the treatment of fractional shares in accordance with the SST IV Merger Agreement (the “SST IV Merger Consideration”). This exchange ratio represents an increase of $0.10 per share from SST IV’s most recent estimated Net Asset Value (NAV), when compared to SmartStop’s most recent estimated NAV of $10.40 per share. The transaction values SST IV at approximately $370 million, based on September 30, 2020 share counts and debt principal balances outstanding, and using the agreed exchange ratio and SmartStop’s estimated NAV per share of $10.40. Immediately prior to the SST IV Merger Effective Time, each restricted share of SST IV Common Stock granted under SST IV’s

Employee and Director Long-Term Incentive Plan will become fully vested and non-forfeitable, and, at the SST IV Merger Effective Time, will be converted into the right to receive the SST IV Merger Consideration.

Assuming all of the conditions of the SST IV Merger are satisfied and the SST IV Merger is consummated in accordance with the terms in the SST IV Merger Agreement, the Company will acquire all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in five unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”). The unconsolidated real estate ventures consist of one operating self storage property and four parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), owning the other 50% of such entities.  Additionally, the Company will obtain SST IV’s rights to acquire: (i) a property that will be developed into a self storage facility in San Gabriel, California, and (ii) a tract of land located in Brampton, Ontario in the Greater Toronto Area of Ontario, Canada (the “Kingspoint Land”) that will be developed into a self storage facility pursuant to a joint venture with SmartCentres.

The SST IV Merger Agreement contains customary representations, warranties, and covenants. The closing of the SST IV Merger is subject to and conditioned on the approval of the SST IV Merger and the SST IV Charter Amendment by the affirmative vote of the holders of not less than a majority of all outstanding shares of SST IV Common Stock. The closing of the SST IV Merger is neither subject to a financing condition nor to the approval of our stockholders.

The SST IV Merger Agreement prohibits SST IV and its subsidiaries and representatives from soliciting, providing information, or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. The SST IV Merger Agreement also provides that at any time prior to receipt of the SST IV stockholder approval, SST IV and its representatives may, in certain circumstances, make an “Adverse Recommendation Change” (as that term is defined in the SST IV Merger Agreement) and terminate the SST IV Merger Agreement, subject to complying with certain conditions set forth in the SST IV Merger Agreement.

In connection with the termination of the SST IV Merger Agreement and SST IV’s entry into an alternative transaction with respect to a superior proposal, as well as under other specified circumstances, SST IV will be required to pay to the Company a termination payment of approximately $7.2 million. In addition, the SST IV Merger Agreement provides for customary expense reimbursements under specified circumstances set forth in the SST IV Merger Agreement.

We expect the SST IV Merger to close during the first half of 2021; however, there is no guarantee that the SST IV Merger will be consummated.

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

Intangible Assets Valuation

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to the tenant programs joint ventures “Tenant Programs”. For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships. We evaluate these intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable.  In such an event, an impairment charge is recognized and the intangible asset is marked down to its fair value.

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

Recent Market Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in March 2020, our operations have been affected by COVID-19 in various ways, including but not limited to, national and local jurisdictions issuing orders causing temporary restrictions on our business in certain markets, temporary shutdowns of certain of our facilities, customer behavior and their comfort levels visiting our facilities, as well as the broader economic impacts of COVID-19. The financial impact associated with these items were most significant in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the third quarter of 2020.

Since the beginning of March 2020, we have been focused on creating a safe environment for our customers and employees given the spread of COVID-19. We have instituted the use of masks, plastic dividers, additional cleaning measures and social distancing at all of our self storage facilities, as well as instituted remote working measures at our corporate headquarters and call center. We have also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices. Additionally, we have expanded our options for customers to rent units via contactless means, including directly through our website and call center. Implementing additional safety measures, including personal protective equipment, as well as various field personnel one-time cash bonuses, resulting in increased property operating expenses during 2020.

Various jurisdictions issued orders or proclamations impacting our ability to charge certain fees, conduct auctions or increase our rental rates. Beginning in mid-March, we elected to suspend auctions and rate increases for our existing customers, as well as suspend or waive certain fees. At the end of the second quarter 2020, in certain jurisdictions, we resumed certain of the foregoing operating procedures on a modified basis, including auctions and charging late fees. While many of the restrictions initially implemented lapsed during the third quarter, we are still subject to some restrictions at certain locations. To date there has been no significant change in our rent collections. However, rent collections could be impacted by prolonged economic stress and unemployment, which could affect our customers’ ability to pay rent and thus would increase bad debt expense.

We experienced reduced rental activity during late March and April, as well as lower prices offered by our competitors, which caused lower rental rates for our incoming customers during the second quarter. As a result of market conditions, and the suspension of existing customer rate increases and certain forgone fees, we saw a negative impact on our revenues in the second quarter.

Many of these factors improved throughout the third quarter, along with increased self storage demand, resulting in revenue returning to more normalized seasonal levels. Our rental activity during the third quarter was strong, we were able to resume existing customer rate increases in most markets, customer collections remained relatively consistent, and our asking rates to new customers continued to improve on a year-over-year basis.

Below is a summary of the business indicators, drivers, and metrics which were impacted by the COVID-19 pandemic for the third quarter of 2020 as compared to the second quarter 2020:

•

Resumed existing customer rate increases on a modified basis beginning July 2020 and through the third quarter 2020, as compared to no rate increases for our existing customers during second quarter 2020;

•

A reduction in late fees during third quarter 2020 of approximately 17% on a same-store basis as compared to third quarter 2019, an improvement from second quarter 2020, in which same-store late fees declined 35% year-over-year;

•

Same-store move-ins increased approximately 8% during third quarter 2020 as compared to third quarter 2019, an improvement from the decline of approximately 5% year-over-year during the second quarter 2020;

•	Same-store move outs declined approximately 5% during third quarter 2020 as compared to third quarter 2019, as compared to the decline of approximately 12% year-over-year for the second quarter 2020;
•	Same-store asking rates for new customers increased during the third quarter 2020 as compared to third quarter 2019, after a decline year-over-year during the second quarter 2020;
•	Rents billed and collected within the same month, remained consistent on year-over-year basis at approximately 96% during the third and second quarters of 2020.

The ultimate extent and duration of the COVID-19 pandemic and the resulting impact, including the corresponding governmental orders or broader economic condition and any associated impact on the demand for self storage space or on our business, financial condition, collections, bad debt expense, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth or severity of the COVID-19 outbreak, as well as the actions to contain or treat its impact.

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

As of September 30, 2020 and 2019, we owned 112 operating self storage facilities. The comparability of our results of operations was affected by our acquisition activity in 2019, particularly the SSGT Mergers and the Self Administration Transaction, both of which were completed during the nine months ended September 30, 2019. The nine months ended September 30, 2020, includes full nine-month results for 111 operating self storage facilities and partial period results for one operating property that completed development and was placed in service during the nine months ended September 30, 2020. The nine months ended September 30, 2019, includes full nine-month results for 83 operating self storage facilities and partial period results for 29 operating properties acquired during the nine months ended September 30, 2019.

SSGT Mergers

On January 24, 2019, we acquired SSGT by way of merger. SSGT was a REIT focused on opportunistic self storage properties, including development and lease-up properties. Through the SSGT Mergers, we acquired 27 operating self storage facilities which had a physical occupancy of approximately 77% at acquisition, along with one property that was subsequently sold in October 2019 located in San Antonio, Texas, one development property in the Greater Toronto, Canada area, and the rights to acquire another property under development in Gilbert, Arizona, which was acquired in July 2019. The chart below illustrates the growth in occupancy and total revenues in the SSGT portfolio of assets since the completion of the SSGT Mergers:

(1)

Total Revenue - represents the total self storage revenues earned during each respective quarter for 27 SSGT operating properties through June 30, 2019, 28 SSGT properties through December 31, 2019, and all 29 SSGT properties thereafter. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was sold in October 2019, has been excluded from all periods.

(2)

Physical Occupancy – All Properties - represents the percentage of square feet occupied for 27 SSGT operating properties through June 30, 2019, 28 properties through December 31, 2019 including the newly acquired Gilbert property, and all 29 properties thereafter, including the Toronto development property. Properties that were under development or had not yet been acquired were excluded from each respective period. Additionally, the San Antonio II property, which was sold in October 2019, has been excluded from all periods.

(3)

Physical Occupancy – 27 Operating Properties - represents the percentage of square feet occupied for the initial 27 SSGT operating properties for all periods. Properties that were only owned for part of the time range, were under development during part of the time range, or were sold subsequent to the SSGT Merger were excluded from all periods for the Physical Occupancy – 27 Properties metric.

Over the coming quarters, we believe the SSGT portfolio will continue to grow revenues and net operating income. While the SSGT Mergers caused initial dilution in FFO, as adjusted as a result of an increase in debt and interest expense, the progress in metrics such as physical occupancy and total revenue, coupled with the acquisition of the Gilbert property and the completion of the Toronto development property, we believe will result in accretive cash flows, portfolio value and FFO, as adjusted, in the future.

The SSGT portfolio grew occupancy meaningfully during the second and third quarters of 2020, in the midst of the COVID-19 pandemic, and while revenue growth was dampened in the second quarter of 2020 by reduced late fees, the suspension of existing customer rate increases and lower rental rates to incoming customers, the pattern of growing revenues resumed in the third quarter and we expect to continue in coming quarters, absent further significant impact from COVID-19.

Self Administration Transaction

On June 28, 2019, we completed the Self Administration Transaction, in which we became self-managed and succeed to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV and SSGT II. Additionally, we now have the internal capability to originate, structure and manage additional investment products which would be sponsored by SRA. With the Self Administration Transaction, we became a self-managed and fully-integrated self storage company.

Our operating results since the completion of the Self Administration Transaction have been, and we expect our operating results in future periods will continue to be, significantly impacted. Since the close of the Self Administration Transaction, we have not incurred acquisition, asset and property management fees, which we previously incurred while we were externally advised. Additionally, we receive incremental Tenant Program revenues as a result of the Self Administration Transaction. However, we now incur additional compensation expense and related overhead costs. Additionally, we serve as the sponsor of the Managed REITs, generating revenue and incurring expenses associated with such activities.

As the assets under management of the Managed REITs have increased, we have seen an increase in property management and asset management fees earned, as well as incremental revenues from our Tenant Program joint ventures. At the time of the Self Administration Transaction, the total assets under management of the Managed REITs was approximately $220 million. As of September 30, 2020, the Managed REITs had total assets under management of approximately $440 million, an increase of approximately $219 million since the close of the Self Administration Transaction. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Below we have summarized the estimated impact for the three and nine months ended September 30, 2020, before noncontrolling interests, depreciation, amortization, impairments, contingent earnout adjustments, adjustments to deferred tax liabilities, and interest expense, related to the Self Administration Transaction to our consolidated financial statements (in millions):

Description	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Elimination of property management and asset management fees	$3.6	$3.6	$10.6	$3.7
Incremental Tenant Program revenues	0.6	0.5	1.6	0.5
Managed REIT Platform, net	1.7	(0.1)	3.2	—
Incremental compensation and other expenses	(2.6)	(1.7)	(7.5)	(2.0)
Total	$3.3	$2.3	$7.9	$2.2

Comparison of the Three Months Ended September 30, 2020 and 2019

Total Self Storage Revenues

Total self storage related revenues for the three months ended September 30, 2020 and 2019, were approximately $28.1 million and $26.9 million, respectively. The increase in total self storage revenues of approximately $1.3 million, or 4.8%, is primarily attributable to increases in same-store revenues of approximately $0.8 million. We expect total self storage revenues to increase in future periods as the SSGT properties become economically and physically stabilized and revenues to otherwise fluctuate depending on the economic impact of the COVID-19 pandemic and its impact on the demand for self storage.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended September 30, 2020 and 2019, was approximately $2.1 million and $1.2 million, respectively. The increase in Managed REIT Platform revenue of approximately $0.9 million, or 72%, is primarily attributable to an increase in assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2020 and 2019, were approximately $1.2 million and $1.5 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2020 and 2019, were approximately $9.8 million (or 34.9% of self storage revenue) and $9.7 million (or 35.9% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $0.1 million, is primarily attributable to an increase of approximately $0.1 million related to property taxes and approximately $0.1 million of increased repairs and maintenance expense, offset by a reduction of approximately $0.1 million in travel and entertainment expenses. We expect property operating expenses to decrease as a percentage of revenue as overall occupancy grows and therefore revenues increase, particularly in the SSGT properties.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended September 30, 2020 and 2019, were approximately $0.3 million and $1.2 million, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement (as discussed in Note 4, Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. Managed REIT Platform expenses decreased primarily due to a reduction in the level of services provided through the Administrative Services Agreement as a result of the suspension of the Managed REITs’ offerings.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2020 and 2019, were approximately $1.2 million and $1.5 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 and 2019, were approximately $4.0 million and $3.5 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors-related costs. The increase is primarily attributable to increased board of directors related expenses as well as increased compensation related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2020 and 2019, were approximately $9.6 million and $11.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to properties acquired in the SSGT Mergers intangibles becoming fully amortized during the third quarter of 2020.

Self Administration Transaction Expenses

Self Administration Transaction expenses for the three months ended September 30, 2020 and 2019, were none and approximately $0.1 million, respectively. Self Administration Transaction expenses consisted primarily of legal fees, and fees and expenses of our professional and financial advisors.

Other Acquisition Expenses

Other acquisition expenses for the three months ended September 30, 2020 and 2019 were approximately $470,000 and $26,000, respectively. These acquisition expenses were incurred prior to such acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended September 30, 2020 and 2019, were approximately $1.6 million and $0.3 million, respectively. Such adjustments were due to the increase in the estimated fair value of the contingent earnout liability.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended September 30, 2020 and 2019, were approximately $8.1 million and $10.2 million, respectively. The decrease of approximately $2.2 million is primarily attributable to decreased interest expense as a result of decreased debt outstanding during the third quarter of 2020 when compared to the third quarter of 2019, and decreased interest rates on variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2020 and 2019, were approximately $1.0 million and $1.1 million, respectively. The decrease in interest expense – debt issuance costs of $0.1 million is primarily attributable to the payoff of the Senior Term Loan in the fourth quarter of 2019 and simultaneous write-off of debt issuance costs related to such loan.  We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Other

Other income (expense) for the three months ended September 30, 2020 and 2019, was approximately $186,000 of income, as compared to approximately $46,000 of net expense, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting. The change is primarily the result of favorable deferred tax adjustments during the third quarter of 2020.

Same-Store Facility Results - Three Months Ended September 30, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2019, excluding 10 lease-up properties we owned as of July 1, 2019) for the three months ended September 30, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Revenue (1)	$26,267,159	$25,431,388	3.3%	$1,870,994	$1,427,161	N/M	$28,138,153	$26,858,549	4.8%
Property operating expenses (2)	8,743,570	8,690,653	0.6%	1,073,204	964,946	N/M	9,816,774	9,655,599	1.7%
Property operating income	$17,523,589	$16,740,735	4.7%	$797,790	$462,215	N/M	$18,321,379	$17,202,950	6.5%
Number of facilities	102	102		10	10		112	112
Rentable square feet (3)	7,509,300	7,509,300		728,300	715,000		8,237,600	8,224,300
Average physical occupancy (4)	91.7%	89.8%		N/M	N/M		90.9%	87.2%
Annualized revenue per occupied square foot (5)	$16.03	$15.85		N/M	N/M		$15.72	$15.73

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)

Of the total rentable square feet, parking represented approximately 678,000 square feet and 695,000 square feet as of September 30, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 678,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)

Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized revenue per occupied square foot.

Our same-store revenue increased by approximately $0.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to higher occupancy combined with higher annualized revenue per occupied square foot.

Our same-store property operating expenses increased by approximately $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to increased property taxes and repairs and maintenance.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended September 30,
	2020	2019
Net loss	$(4,456,497)	$(9,541,579)
Adjusted to exclude:
Managed REIT Platform revenue	(2,051,021)	(1,192,665)
Managed REIT Platform expenses	329,280	1,248,665
General and administrative	4,012,072	3,519,557
Depreciation	8,003,587	7,639,190
Intangible amortization expense	1,587,899	3,741,046
Self administration transaction expenses	—	107,100
Other acquisition expenses	468,577	25,529
Contingent earnout adjustment	1,600,000	300,000
Interest expense	8,093,476	10,260,936
Interest expense—accretion of fair market value of secured debt	(32,788)	(33,191)
Interest expense—debt issuance costs	952,479	1,082,543
Other	(185,685)	45,819
Total property operating income	$18,321,379	$17,202,950

Comparison of the Nine Months Ended September 30, 2020 and 2019

Total Self Storage Revenues

Total self storage related revenues for the nine months ended September 30, 2020 and 2019, were approximately $81.0 million and $76.6 million, respectively. The increase in total self storage revenues of approximately $4.3 million, or 5.7%, is primarily attributable to a full nine months of operations for 27 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers. The remainder of the increase was primarily attributable to increases in same-store revenues, which was partially attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction (see same-store facility results table and related footnotes for the nine months ended September 30, 2020 and 2019 for further discussion). Our total self storage revenues were otherwise negatively impacted as a result of the COVID-19 pandemic and the resulting suspension of rate increases to our existing customers during the second quarter of 2020 along with gradual reintroduction of such rate increases in the third quarter of 2020, and significantly less income from late fees.  We expect total self storage revenues to increase in future periods as the SSGT and other lease up properties become economically and physically stabilized and revenues to otherwise fluctuate depending on the economic impact of the COVID-19 pandemic and its impact on the demand for self storage.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the nine months ended September 30, 2020 and 2019, was approximately $5.7 million and $1.2 million, respectively. The increase in Managed REIT Platform revenue of approximately $4.5 million, is primarily attributable to a full nine months of such revenues. Such revenues are associated with the operation of the Managed REIT Platform we acquired on June 28, 2019.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2020 and 2019, were approximately $4.5 million and $1.6 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2020 and 2019, were approximately $28.7 million (or 35.4% of self storage revenue) and $26.6 million (or 34.7% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.1 million, is primarily attributable to a full nine months of operations for 27 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers, an increase of approximately $0.8 million related to increased compensation expense primarily as a result of the Self Administration Transaction, and an increase of approximately $0.6 million related to COVID-19 related expenses. We expect property operating expenses to decrease as a percentage of revenue as overall occupancy grows and therefore revenues increase, particularly in the SSGT properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2020 and 2019, were none and approximately $6.6 million, respectively. Property operating expenses – affiliates included property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $6.6 million is attributable to the Self Administration Transaction. As a result of the Self Administration Transaction, we no longer incur such expenses.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the nine months ended September 30, 2020 and 2019, were approximately $2.5 million and $1.3 million, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement (as described in Note 4, Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. We expect Managed REIT Platform expenses to decrease in future periods due to a reduction in the level of services provided through the Administrative Services Agreement as a result of the suspension of the Managed REITs’ offerings.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2020 and 2019, were approximately $4.5 million and $1.6 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 and 2019, were approximately $11.8 million and $7.0 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors-related costs.  Prior to June 28, 2019, we recognized compensation-related costs based on certain required reimbursements from our Former External Advisor. Since June 28, 2019, as a result of the Self Administration Transaction, we are now self-managed and employ our own workforce, which resulted in an increase of approximately $4.8 million related to compensation-related costs for the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019, and is the primary reason for the year over year increase. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2020 and 2019, were approximately $32.0 million and $29.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to a full nine months of depreciation and amortization on 27 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers, as well as the intangible assets amortization and depreciation on our corporate office, acquired in the Self Administration Transaction.

Self Administration Transaction Expenses

Self administration transaction expenses for the nine months ended September 30, 2020 and 2019, were none and approximately $1.6 million, respectively. Self administration transaction expenses consisted primarily of legal fees, and fees and expenses of our professional and financial advisors.

Other Acquisition Expenses

Other acquisition expenses for the nine months ended September 30, 2020 and 2019 were approximately $594,000 and $110,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the nine months ended September 30, 2020 and 2019, reflects a reduction in the contingent earnout liability of approximately $5.1 million and an increase in the liability of approximately $0.3 million, respectively. Such adjustment was due to the determination that the liability had decreased in value based on an updated discounted probability weighted forecast as of the date of our impairment analysis in March of 2020, partially offset by the change in value caused by the passage of time as well as updated projections.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets for the nine months ended September 30, 2020 and 2019, was approximately $36.5 million and none, respectively. The impairment charge was incurred in the first quarter is the result of the impairment of certain assets and goodwill associated with the Managed REIT Platform.

Impairment of investments in Managed REITs

Impairment of investments in Managed REITs for the nine months ended September 30, 2020 and 2019, were approximately $4.4 million and none, respectively. We determined that the value of certain of our equity investments in the Managed REITs, which derive their value from the potential to receive certain subordinated distributions based on certain performance criteria of the Managed REITs that were determined in the first quarter of 2020 to be less likely to be met, were impaired. We determined that such impairment was other than temporary, therefore requiring an impairment charge.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the nine months ended September 30, 2020 and 2019, were approximately $24.6 million and $28.5 million, respectively. The decrease of approximately $3.9 million is primarily attributable to decreased debt outstanding during the first nine months of 2020 when compared to the first nine months of 2019, and decreased interest rates on variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2020 and 2019, were approximately $2.8 million and $3.0 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the nine months ended September 30, 2020 and 2019, were none and approximately $1.5 million, respectively. Net loss on debt extinguishment in the nine months ended September 30, 2019 was attributable to prepayment penalties related to the early pay off of the Raleigh/Myrtle Beach promissory note, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers.

Gain Resulting from Acquisition of Unconsolidated Affiliates

Gain resulting from acquisition of unconsolidated affiliates for the nine months ended September 30, 2020 and 2019, was none and approximately $8.0 million, respectively. The gain was related to our remeasurement to fair value of the Tenant Programs joint ventures upon our acquisition of 100% of such entities in the Self Administration Transaction.

Other

Other income (expense) for the nine months ended September 30, 2020 and 2019, was approximately $2.9 million of income, as compared to approximately $0.4 million of net expense, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting. The change is primarily the result of favorable deferred tax adjustments of approximately $3.3 million, primarily related to the intangible impairment analyses noted above.

Same-Store Facility Results - Nine Months Ended September 30, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2019) for the nine months ended September 30, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Revenue (1)	$62,023,671	$60,687,491	2.2%	$18,965,555	$15,958,729	N/M	$80,989,226	$76,646,220	5.7%
Property operating expenses (2)	20,431,257	21,799,297	(6.3)%	8,255,586	7,814,015	N/M	28,686,843	29,613,312	(3.1)%
Property operating income	$41,592,414	$38,888,194	7.0%	$10,709,969	$8,144,714	N/M	$52,302,383	$47,032,908	11.2%
Number of facilities	83	83		29	29		112	112
Rentable square feet (3)	6,029,600	6,029,600		2,208,000	2,194,700		8,237,600	8,224,300
Average physical occupancy (4)	90.0%	88.8%		N/M	N/M		88.6%	86.1%
Annualized revenue per occupied square foot (5)	$16.01	$15.90		N/M	N/M		$15.48	$15.45

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees if applicable. Property operating expenses for the nine months ended September 30, 2020 also includes COVID-19 related costs, including specialized cleaning costs, the purchase of personal protective equipment, and bonuses to our store and field personnel, totaling approximately $0.6 million. On a same-store basis, COVID-19 related costs represented approximately $0.4 million of the total property operating expenses for the nine months ended September 30, 2020.

(3)

Of the total rentable square feet, parking represented approximately 678,000 square feet and 695,000 square feet as of September 30, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 547,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)

Determined by dividing the aggregate realized revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized revenue per occupied square foot.

Our same-store revenue increased by approximately $1.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to higher occupancy and higher annualized revenue per occupied square foot, combined with an increase in revenues attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction. Revenue growth was negatively impacted by the COVID-19 pandemic and the resulting waived late fees, and the suspension of existing customer rate increases during the second quarter of 2020.

Our same-store property operating expenses decreased by approximately $1.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the elimination of property management fees effective June 28, 2019, partially offset by an increase in compensation expense as a result of the Self Administration Transaction, increased advertising expenses, and COVID-19 related costs.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
Net loss	$(49,262,919)	$(20,773,868)
Adjusted to exclude:
Managed REIT Platform revenue	(5,687,701)	(1,221,727)
Asset management fees (1)	—	3,622,559
Managed REIT Platform expenses	2,512,103	1,259,234
General and administrative	11,829,732	7,000,627
Depreciation	23,562,701	21,928,108
Intangible amortization expense	8,475,682	7,822,354
Self administration transaction expenses	—	1,595,371
Acquisition expenses—affiliates	—	84,061
Other property acquisition expenses	593,903	109,765
Contingent earnout adjustment	(5,100,000)	300,000
Impairment of goodwill and intangible assets	36,465,732	—
Impairment of investments in Managed REITs	4,376,879	—
Interest expense	24,717,208	28,584,740
Interest expense—accretion of fair market value of secured debt	(98,337)	(98,850)
Interest expense—debt issuance costs	2,832,240	2,997,801
Net loss on extinguishment of debt	—	1,487,867
Gain resulting from acquisition of unconsolidated affiliates	—	(8,017,353)
Other	(2,914,840)	352,219
Total property operating income	$52,302,383	$47,032,908

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net loss (attributable to common stockholders)	$(6,259,114)	$(8,214,826)	$(49,824,486)	$(19,318,829)
Add:
Depreciation of real estate	7,843,237	7,518,562	23,136,367	21,643,576
Amortization of real estate related intangible assets	537,179	2,262,678	4,880,209	6,267,658
Deduct:
Gain resulting from acquisition of unconsolidated affiliates(1)	—	—	—	(8,017,353)
Adjustment for noncontrolling interests	(1,101,471)	(1,311,773)	(3,704,678)	(1,418,478)
FFO (attributable to common stockholders)	1,019,831	254,641	(25,512,588)	(843,426)
Other Adjustments:
Intangible amortization expense - contracts(1)	1,050,720	1,478,368	3,595,473	1,478,368
Self administration transaction expenses(2)	—	107,100	—	1,595,371
Acquisition expenses(3)	468,577	25,529	593,903	193,826
Contingent earnout adjustment(4)	1,600,000	300,000	(5,100,000)	300,000
Impairment of goodwill and intangible assets(8)	—	—	36,465,732	—
Impairment of investments in Managed REITs(8)	—	—	4,376,879	—
Accretion of fair market value of secured debt(5)	(32,788)	(33,191)	(98,337)	(98,850)
Net loss on extinguishment of debt(6)	—	—	—	1,487,867
Foreign currency and interest rate derivative (gains) losses, net(7)	53,503	205,669	163,346	126,886
Adjustment of deferred tax liabilities(1)	(276,216)	(396,435)	(3,299,329)	(409,649)
Adjustment for noncontrolling interests	(375,841)	(226,305)	(4,864,455)	(227,234)
FFO, as adjusted (attributable to common stockholders)	$3,507,786	$1,715,376	$6,320,624	$3,603,159
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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•

Interest expense - debt issuance costs of approximately $1.0 million and $1.1 million, respectively, were recognized for the three months ended September 30, 2020 and 2019. Interest expense - debt issuance costs of approximately $2.8 million and $3.0 million, respectively, were recognized for the nine months ended September 30, 2020 and 2019.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2020 and 2019, is as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
Net cash flow provided by (used in):
Operating activities	$22,549,196	$8,142,349	$14,406,847
Investing activities	(18,558,701)	(359,062,261)	340,503,560
Financing activities	(25,929,065)	358,745,512	(384,674,577)

Cash flows provided by operating activities for the nine months ended September 30, 2020 and 2019, were approximately $22.5 million and $8.1 million, respectively, an increase of approximately $14.4 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $14.5 million, offset by approximately $0.1 million reduction in cash resulting from changes in working capital.

Cash flows used in investing activities for the nine months ended September 30, 2020 and 2019, were approximately $19 million and $359 million, respectively, a decrease in the use of cash of approximately $341 million. The reduction in cash used in investing activities primarily relates to cash consideration paid of approximately $346 million for the SSGT Mergers in the first quarter of 2019 as compared to primarily only normal capital improvement and development activities, along with our investment in SSGT II Preferred Units during the nine months ended September 30, 2020.

Cash flows (used in) provided by financing activities for the nine months ended September 30, 2020 and 2019, were approximately ($26) million and $359 million, respectively, a change of approximately $385 million. The change in financing activities is primarily attributable to the approximately $381 million of net debt issued during the nine months ended September 30, 2019, as well as an additional approximately $10 million of distributions paid primarily on our Series A Preferred Stock and to other non-controlling interest holders during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances, net cash provided from property operations and the Managed REIT Platform as well as the proceeds from our issuance of our Series A Convertible Preferred Stock of $50 million on October 26, 2020. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders.

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

Series A Convertible Preferred Stock

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date, and the second and final closing in the amount of $50 million occurred on October 26, 2020. We may use the proceeds to pay down indebtedness, to finance self storage acquisitions, and for working capital or other general corporate purposes. See Note 8, Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

Common Stock Distributions

On September 25, 2020, our board of directors declared a distribution rate for the fourth quarter of 2020, of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2020 and continuing on each day thereafter through and including December 31, 2020. In connection with these distributions, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Background and History of Common Stock Distributions

Since substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. The terms of the Series A Convertible Preferred Stock place certain restrictions on our ability to pay distributions to our common stockholders. In general, we are prohibited from paying distributions to our common stockholders other than regular cash dividends on a basis consistent with past practice and dividends payable in shares of common stock in connection with an initial listing of such shares. Accordingly, we are presently only permitted to pay cash distributions, which may be reinvested in stock pursuant to our DRP, unless otherwise approved by the holder of the Series A Convertible Preferred Stock. Absent the foregoing restrictions, our charter allows our board of directors to authorize payments to stockholders in cash or other assets of the Company or in stock, including in stock of one class payable to holders of stock of another class.

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt or other financing sources.

Distributions are paid to our common stockholders based on the record date selected by our board of directors. On September 25, 2020, our board of directors changed its distribution authorizations to quarterly from monthly authorizations, starting with the fourth quarter of 2020.  Such distributions are based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Distributions paid in cash — common stockholders	$14,311,105		$13,607,658
Distributions paid in cash — Operating Partnership unitholders	4,124,617		1,079,696
Distributions paid in cash — preferred stockholders	6,305,722		—
Distributions reinvested	12,001,955		12,059,591
Total distributions	$36,743,399		$26,746,945
Source of distributions
Cash flows provided by operations	$22,549,196	61%	$8,142,349	30%
Cash provided by financing activities	—	—	6,545,005	24%
Cash on hand	2,192,248	6%	—	—
Offering proceeds from distribution reinvestment plan	12,001,955	33%	12,059,591	45%
Total sources	$36,743,399	100%	$26,746,945	100%

From our inception through September 30, 2020, we paid cumulative distributions of approximately $170 million, as compared to cumulative FFO of approximately ($0.7) million. For the nine months ended September 30, 2020, we paid distributions of approximately $36.7 million, as compared to FFO of approximately ($25.5) million, which reflects impairment of goodwill, intangible assets, and our investments in Managed REITs, net of deferred tax liability and contingent earnout adjustments, of approximately ($32.4) million, and acquisition related expenses of approximately $594,000. For the nine months ended September 30, 2019, we paid distributions of approximately $26.7 million, as compared to FFO of approximately ($0.8) million, which reflects acquisition related expenses of approximately ($0.2) million, and a net loss on extinguishment of debt of approximately ($1.5) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of September 30, 2020, our net debt was approximately $712.8 million, which included approximately $301.7 million in fixed rate debt, $415.4 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $4.8 million in net debt issuance costs. See Note 7 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2020

	Payments due during the years ending December 31:
	Total	2020	2021-2022	2023-2024	Thereafter
Debt interest(1)	$109,704,753	$6,758,878	$42,439,000	$26,878,513	$33,628,362
Debt principal(2)	717,069,469	184,142	419,566,732	50,427,755	246,890,840
Total contractual obligations(3)	$826,774,222	$6,943,020	$462,005,732	$77,306,268	$280,519,202

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2020. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2020.

(2)	Amount represents principal payments only, excluding net debt premium and debt issuance costs.
(3)

Additionally, as of September 30, 2020, pursuant to the SSGT II Unit Purchase Agreement, we were contractually obligated to purchase up to an additional $33.5 million in SSGT II Preferred Units at SSGT II’s option. See Note 11 of the Notes to the Consolidated Financial Statements for more information about our obligations under the SSGT II Unit Purchase Agreement.

Off-Balance Sheet Arrangements

Other than our minority equity investment in an auction company we utilize to facilitate our auctions, we do not currently have any relationships with off-balance sheet entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2020, our net debt was approximately $712.8 million, which included approximately $301.7 million in fixed rate debt, $415.4 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $4.8 million in net debt issuance costs. As of December 31, 2019, our net debt was approximately $713 million, which included approximately $302 million in fixed rate debt, $418 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $7.6 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.0 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2020:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt	$184,142	$1,294,240	$2,914,408	$3,384,134	$47,043,621	$246,890,840	$301,711,385
Average interest rate(1)	4.63%	4.63%	4.63%	4.63%	4.59%	4.82%
Variable rate debt	$—	$94,846,084	$320,512,000	$—	$—	$—	$415,358,084
Average interest rate(1)	3.08%	3.09%	3.12%	—	—	—

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2020. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2020.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss attributable to common stockholders of approximately $50 million for the nine months ended September 30, 2020. Our accumulated deficit was approximately $137 million as of September 30, 2020.

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

The SST IV Merger Consideration will not be adjusted in the event of any change in the relative values of SST IV or the Company.

Upon the consummation of the SST IV Merger, each outstanding share of SST IV Common Stock will be converted automatically into the right to receive 2.1875 shares of the Company’s Class A Common Stock, $0.001 par value per share (“SmartStop Class A Common Stock”) (the “Exchange Ratio”). The Exchange Ratio will not be adjusted before or after consummation of the SST IV Merger. Except as expressly contemplated in the SST IV Merger Agreement, no change in the SST IV Merger Consideration will be made for any reason, including the following:

•	changes in the respective businesses, operations, assets, liabilities and prospects of SST IV or the Company;

•	changes in the estimated value per share of either the shares of SST IV Common Stock or SmartStop Class A Common Stock;

•	interest rates, general market and economic conditions, market and economic conditions in specific geographic regions, and other factors generally affecting the businesses of SST IV and the Company;

•	federal, state and local legislation, governmental regulation, and legal developments in the businesses in which SST IV and the Company operate;

•	dissident stockholder activity, including any stockholder litigation challenging the transaction; and

•	acquisitions, disposals, or new development opportunities.

Completion of the SST IV Merger is subject to many conditions and if these conditions are not satisfied or waived, the SST IV Merger will not be completed, which could result in the requirement that SST IV pay a termination payment to the Company or, in certain circumstances, that SST IV or the Company pay expenses to the other party.

The SST IV Merger Agreement is subject to many conditions, which must be satisfied or waived in order to complete the SST IV Merger. The mutual conditions of the parties include, among others, the approval by the SST IV stockholders of the SST IV Merger and SST IV Charter Amendment. In addition, each party’s obligation to consummate the SST IV Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties; (b) the other party’s compliance with its covenants and agreements contained in the SST IV Merger Agreement; (c) the absence of an event that constitutes a material adverse effect on the other party; and (d) the receipt of customary legal opinions.

There is no assurance that the SST IV Merger will be completed. Failure to consummate the SST IV Merger may adversely affect the Company’s results of operations and business prospects for the following reasons, among others: (i) the Company has incurred and will continue to incur certain transaction costs, regardless of whether the SST IV Merger closes, which could adversely affect the Company’s financial condition, results of operations and ability to make distributions to its stockholders, and (ii) the SST IV Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company.

In addition, SST IV or the Company may terminate the SST IV Merger Agreement under certain circumstances, including, among other reasons, if the SST IV Merger has not been consummated by August 6, 2021 (the “Outside Date”). The SST IV Merger Agreement also may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the SST IV Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or if the SST IV stockholders fail to approve the SST IV Merger Proposal or the SST IV Charter Amendment Proposal. In addition, at any time prior to the time the SST IV stockholders approve the SST IV Merger Proposal and the SST IV Charter Amendment Proposal, SST IV has the right to terminate the SST IV Merger Agreement in order to enter into an Alternative Acquisition Agreement (as such term is defined in the SST IV Merger Agreement) with a third party relating to a Superior Proposal (as such term is defined in the SST IV Merger Agreement). Finally, at any time prior to the time the SST IV stockholders approve the SST IV Merger Proposal and the SST IV Charter Amendment Proposal, the Company has the right to terminate the SST IV Merger Agreement upon an Adverse Recommendation Change (as such term is defined in the SST IV Merger Agreement), upon the commencement of a tender offer or exchange offer for any shares of SST IV Common Stock that constitutes an Acquisition Proposal (as such term is defined in the SST IV Merger Agreement) if the SST IV Board fails to recommend against acceptance of such tender offer or exchange offer or to publicly reaffirm the SST IV Board’s recommendation after being requested to do so by the Company or if SST IV breaches or fails to comply in any material respect with certain of its obligations regarding the solicitation of and response to Acquisition Proposals. In certain circumstances specified in the SST IV Merger Agreement, SST IV may be required to pay the Company a termination payment of $7,200,000 or one party may be required to reimburse the other party's transaction expenses (subject to a cap of $1,500,000).

The pendency of the SST IV Merger, including as a result of the restrictions on the operation of the Company’s and SST IV’s business during the period between signing the SST IV Merger Agreement and the completion of the SST IV Merger, could adversely affect the business and operations of the Company, SST IV, or both.

During the pendency of the SST IV Merger, some business partners or vendors of each of the Company and SST IV may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows, and expenses of the Company and SST IV, regardless of whether the SST IV Merger is completed. In addition, due to operating covenants in the SST IV Merger Agreement, each of the Company and SST IV may be unable without the consent of the other party to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

The Company expects to incur substantial expenses related to the SST IV Merger.

The Company expects to incur substantial expenses in connection with completing the SST IV Merger and integrating SST IV’s properties and operations with its own. Although the Company has assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of the Company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the actual transaction expenses associated with the SST IV Merger could significantly exceed the estimated transaction expenses.

The ownership positions of the Company’s stockholders and the SST IV stockholders will be diluted by the SST IV Merger.

The SST IV Merger will result in the Company’s current stockholders having an ownership stake in the combined company after the completion of the merger (the “Combined Company”) that is smaller than their current stake in the Company. Upon completion of the SST IV Merger, based on the number of shares of the Company’s common stock, the number of limited partnership units of the Company’s operating partnership, and the number of shares of SST IV Common Stock outstanding on September 30, 2020, the Company’s continuing stockholders will own approximately 64% of the ownership interests in the Combined Company, the SST IV stockholders will own approximately 25% of the ownership interests in the Combined Company, and the Combined Company’s management will own approximately 11% of the ownership interests in the Combined Company. Consequently, the SST IV stockholders and the Company’s continuing stockholders will have less influence over the management and policies of the Combined Company following the SST IV Merger than they currently exercise over the management and policies of SST IV and the Company, respectively.

Litigation challenging the SST IV Merger may increase transaction costs and prevent the SST IV Merger from becoming effective or from becoming effective within the expected timeframe.

If any stockholder files a lawsuit challenging the SST IV Merger, the Company can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the SST IV Merger on the agreed-upon terms, such an injunction may prevent the completion of the SST IV Merger in the expected time frame, or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of the Company’s business.

The Combined Company will have substantial indebtedness upon completion of the SST IV Merger.

In connection with the SST IV Merger, the Combined Company will assume, and may refinance, certain indebtedness of SST IV and will be subject to risks associated with such indebtedness. As of September 30, 2020, the Company had approximately $717 million of outstanding debt, and SST IV had approximately $127 million of outstanding debt. After giving effect to the SST IV Merger, the Combined Company’s total pro forma consolidated indebtedness may increase.

The Combined Company’s indebtedness could have important consequences to holders of its common stock, including the SST IV stockholders who receive SmartStop Class A Common Stock in the SST IV Merger, including:

×	the risk of a complete loss of stockholders’ investments should the Combined Company become unable to pay its debts;

×	vulnerability of the Combined Company to general adverse economic and industry conditions;

×	limiting the Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements;

×

requiring the use of a substantial portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures, general corporate requirements, and distributions to stockholders;

×	limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry;

×	putting the Combined Company at a disadvantage compared to its competitors with less indebtedness; and

×	limiting the Combined Company’s ability to access capital markets.

The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded portfolio and operations following the SST IV Merger.

Following the SST IV Merger, the Combined Company will have an expanded portfolio and operations and likely will continue to expand its operations through additional acquisitions and other strategic transactions. The future success of the Combined Company will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. The Combined Company cannot assure investors that its expansion or acquisition opportunities will be successful, or that the Combined Company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

If and when the Combined Company completes a liquidity event, the market value ascribed to the shares of common stock of the Combined Company upon the liquidity event may be significantly lower than the estimated net asset values per share of SST IV and the Company used to establish the exchange ratio in the SST IV Merger.

In approving and recommending the SST IV Merger, the special committee of the board of directors of SST IV (the “SST IV Special Committee”) and the Committee considered the most recent estimated net asset values per share of SST IV and the Company, which are as of March 31, 2020 and as of December 31, 2019, respectively. The estimated net asset value per share of the Combined Company will only be determined after the SST IV Merger. In the event that the Combined Company completes a liquidity event after the consummation of the SST IV Merger , the value ascribed to the shares of the Combined Company in connection with such liquidity event may be significantly lower than the estimated net asset values considered by the SST IV Special Committee and the Committee and the estimated net asset value per share of the Combined Company that may be reflected on the account statements of stockholders of the Combined Company after the consummation of the SST IV Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)

Prior to its suspension, our SRP enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the three months ended September 30, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 31, 2020	—	$—	—	2,917,106(1)
August 31, 2020	—	$—	—	2,917,106(1)
September 30, 2020	—	$—	—	2,917,106(1)

(1)

A description of the maximum number of shares that may be purchased under our SRP is included in Note 13 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and nine months ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: November 13, 2020	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)