Form 10-K
period 2020-12-31
SmartStop Self Storage REIT, Inc.
filed 2021-03-26
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.40 offering price of the Class A shares and the Class T shares in effect on June 30, 2020, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $623,169,019.

As of March 18, 2021, there were 76,092,445 outstanding shares of Class A common stock and 7,948,354 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

SUMMARY OF PRINCIPAL RISK FACTORS

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A, “Risk Factors.”

•

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

•

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

•

Our share redemption program is partially suspended, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

•

We have issued Series A Convertible Preferred Stock that ranks senior to all common stock and grants the holder superior rights compared to common stockholders, which may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction.

•

We may only calculate the estimated value per share for our shares annually and, therefore, our stockholders may not be able to determine the estimated net asset value of their shares on an ongoing basis.

•	We recently became a self-managed REIT and have limited operating experience being self-managed.

•	Our future results may suffer as a result of the effect of recent mergers and other strategic transactions.
•	Our officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.
•	Our stockholders’ interests in us will be diluted as we issue additional shares.
•

Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

•	A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
•	Property taxes may increase, which would adversely affect our net operating income and cash available for distributions.
•	Changes in the Canadian Dollar/USD exchange rate could have an adverse effect on our operating results and value of the investment of our stockholders.
•	We have broad authority to incur debt, and high debt levels could hinder our ability to continue to pay distributions at the current rate and could decrease the value of our stockholders’ investments.
•

If we or the other parties to our loans breach covenants thereunder, such loan or loans could be deemed in default, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

•	We have incurred and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks.
•	Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to continue to pay distributions at the current rate to our stockholders.
•	Revenue and earnings from the Managed REIT Platform are uncertain.
•

A subsidiary of ours is the sponsor of the Managed REITs and may sponsor additional future programs. As a result, we could be subject to any litigation that may arise by investors in those entities or the respective operations of those entities.

•	Failure to continue to qualify as a REIT would adversely affect our operations and our ability to continue to pay distributions at our current level as we will incur additional tax liabilities.

PART I

ITEM 1.	BUSINESS

Corporate History

SmartStop Self Storage REIT, Inc, a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”). We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of March 17, 2021, we owned 136 self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia and Washington) and the Greater Toronto Area of Ontario, Canada. As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private non-traded REIT (“SSGT II”) and Strategic Storage Trust VI, Inc., a private non-traded REIT (“SST VI”) (SSGT II, SST VI, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of 37 properties and approximately 30,000 units and 3.1 million rentable square feet. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

Significant Acquisitions and Transactions

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”). The JV Properties consist of three operating self storage properties and three parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”). Additionally, we obtained the rights to acquire, upon its completion, a self storage property that is being developed in San Gabriel, California.

 See Note 16 - Subsequent Events, for additional information related to the SST IV Merger.

New Credit Facility

On March 17, 2021, we, through SmartStop OP, L.P. (our “Operating Partnership”), entered into a credit facility with KeyBank, National Association as administrative agent, with an initial aggregate amount of $500 million (the “Credit Facility”), which consists of a $250 million revolving credit facility and a $250 million term loan. The revolving credit facility has an initial term of three years, with a one year extension option, and the term loan has a term of five years, with no extension option. Borrowings under the new Credit Facility may be in either U.S. dollars or Canadian dollars. Upon the closing of the Credit Facility, we immediately made the following drawdowns: (i) under the Credit Facility revolver (A) $199 million in USD borrowings and (B) CAD$2.5 million in Canadian dollar borrowings (approximately $2 million equivalent in U.S. dollars), and (ii) under the Credit Facility term loan (A) $150 million in US borrowings and (B) CAD$124.7 million in Canadian dollar borrowings (approximately $100 million equivalent in U.S. dollars), for an aggregate amount of approximately $451 million. We used the proceeds primarily to pay off certain existing indebtedness as well as indebtedness of SST IV in connection with the SST IV Merger.

 See Note 16 - Subsequent Events, for additional information related to the Credit Facility.

Self Administration Transaction

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”).  As a result of the Self Administration Transaction, we became self-managed and now, through our subsidiaries, serve as the sponsor of the Managed REITs. In addition, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. See Note 4 – Self Administration Transaction and Note 11 – Related Party Transactions of the Notes to the Consolidated Financial Statements, for more information.

SSGT Mergers

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“SSGT Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT then sponsored by SAM, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the SSGT Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into SSGT Merger Sub, with SSGT Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was a REIT with stated investment objectives to acquire opportunistic self storage properties, including development and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., of the Notes to the Consolidated Financial Statements, for more information.

Equity

The Company was formed on January 8, 2013, under the Maryland General Corporation Law.  We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).   At the termination of our offering in January 2017, we had sold approximately 48.4 million shares of Class A common stock (“Class A Shares”) and approximately 7.3 million shares of Class T common stock (“Class T Shares”) for approximately $493 million and $73 million respectively.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2020, we had sold approximately 5.3 million Class A Shares and approximately 0.8 million Class T Shares for approximately $55.5 million and $8.5 million, respectively, in our DRP Offering.

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

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is redeemed or repurchased in full.  See Note 8, Preferred Equity, of the Notes to the Consolidated Financial Statements, for more information.

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

As a result of the calculation of our estimated value per share, beginning in May 2020, shares sold pursuant to our DRP Offering are being sold at the estimated value per share of $10.40 for both Class A Shares and Class T Shares.

COVID-19

The global economy has been adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. The COVID-19 pandemic and the resulting effects, including shutdowns or weakness in national, regional and local economies have affected our business, primarily starting in late March of 2020. During the second quarter of 2020, many of the factors underlying the demand for self storage were negatively impacted, but improved during the third and fourth quarters. Future governmental orders or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

Strategic Storage Trust VI

We, through our subsidiary, SRA, now serve as sponsor for SST VI, a private REIT focused on acquiring income and growth self storage properties.  On March 10, 2021, SmartStop OP made an investment of $5.0 million in Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”), the operating partnership of SST VI, in exchange for common units of limited partnership interest in SST VI OP. On March 11, 2021, SST VI OP, through a wholly-owned subsidiary, acquired its first self storage facility in Phoenix, Arizona for approximately $16 million. SST VI commenced a private offering in the first quarter of 2021. Given our current level of ownership, we initially expect to consolidate SST VI in our financial statements until the equity raised in SST VI’s private offering increases the level of outside ownership.

In connection with SST VI’s acquisition of the Phoenix property, we provided a $3.5 million mezzanine loan to a wholly-owned subsidiary of SST VI’s operating partnership with an initial interest rate of 8.5% and term of six months; as well as a 180 day extension option which, if exercised, would increase the interest rate to 9.25%. In addition to the aforementioned mezzanine loan, SST VI financed the acquisition, in part, by obtaining a third party mortgage loan on the property of approximately $9 million, which had an initial interest rate of 3.5%, and a three year term, with two one year extension options.

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2020 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 79% residential, 14% commercial, 4% military and 3% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from furniture, household items and appliances to cars, boats and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the 2020 Self Storage Almanac:

•	at the end of 2020 there were 49,233 self storage facilities in the U.S.;
•	at the end of 2019 there were 47,863 self storage facilities in the U.S.;
•	at the end of 2018 there were 45,547 self storage facilities in the U.S.; and
•	at the end of 2017 there were 44,149 self storage facilities in the U.S.;

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

Investment Objectives

We focus on investing in self storage facilities and related self storage real estate investments that are expected to support sustainable stockholder distributions over the long term. Our primary investment objectives are to: (1) invest in real property in a manner that allows us to qualify as a REIT for federal income tax purposes; (2) provide regular cash distributions to our stockholders; (3) preserve and protect our stockholders’ invested capital; (4) achieve appreciation in the value of our properties over the long term; and (5) grow net cash flow from operations in order to provide sustainable cash distributions to our stockholders over the long-term. We have adopted an investment allocation policy, pursuant to which we will have first priority for investment opportunities, and if we decline any such opportunity, we will allocate it to another program sponsored by us after considering various factors.

Joint Ventures

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, in connection with the Self Administration Transaction, we acquired a joint venture arrangement with SmartCentres pursuant to which we and SmartCentres work together to identify primarily self storage development opportunities in certain regions in Canada. In general, we have historically participated in these opportunities through one of our Managed REITs on a 50/50 basis with SmartCentres; however, we have several current purchase and sale agreements related to properties which may be acquired pursuant to the SmartCentres joint venture arrangement. Additionally, as discussed in Item 1 herein, on March 17, 2021 we closed on the SST IV Merger, whereby we acquired 6 SmartCentres joint venture properties. Historically, SmartCentres has been responsible for the development of the properties and we have been responsible for the operation of the facilities upon completion. For more information, please see Note 3—Real Estate Facilities and Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements, for more information.

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

Accommodations for Persons with Disabilities

We are subject to various rules, regulations and standards with respect to accommodations we must make for individuals with disabilities. For example, in the United States, under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. We are also subject to similar requirements in Ontario, Canada, under the Accessibility for Ontarians with Disabilities Act, or AODA. Complying with such requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by various governmental agencies or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs related to compliance. In addition, a number of additional governmental laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make distributions to our stockholders could be adversely affected.

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

Employees and Human Capital

As of December 31, 2020, we had approximately 400 employees, none of which are represented by a collective bargaining agreement. We continually assess and strive to enhance employee satisfaction and engagement. We believe our relationship with our employees is good and that we provide them with adequate flexibility to meet personal and family needs. We also appreciate the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary and bonuses) and benefits packages to our employees. Further, from professional development opportunities to leadership training, we have development programs and on-demand opportunities to cultivate talent throughout our organization.

While our criteria for recruitment, hiring, development, training, compensation and advancement are based on qualifications, performance, skills and experience, we are growing our focus on diversity and inclusion strengths and opportunities and evaluating strategies to support further progress in that area. We also endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of (and with the goal of preventing) all forms of harassment and discrimination.

For a discussion of additional measures taken by us with respect to our employees in response to the COVID-19 pandemic, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Market Conditions,” below.

Available Information

We make available on the “Information – SEC Filings” subpage of our website (www.strategicreit.com/site/sst2) free of charge our annual reports on Form 10-K, including this report, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.  Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Information – Governance” subpage of our website.

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

Risks Related to an Investment in SmartStop Self Storage REIT, Inc.

We have incurred a net loss to date and have an accumulated deficit, and we may not be profitable in the future.

We incurred a net loss attributable to our common stockholders of approximately $54 million for the fiscal year ended December 31, 2020. Our accumulated deficit was approximately $141 million as of December 31, 2020. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and we may never achieve or sustain profitability.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

Our distributions during 2020 were funded using cash flow from operations, proceeds from our DRP Offering and other financing sources. In the future we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of proceeds from our DRP. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the year ended December 31, 2020, we funded 54% of our distributions using cash flows from operations, 14% using cash provided by financing activities, and 32% using proceeds from our DRP Offering. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from operating cash flows, then we will have fewer funds available for acquisition of properties or working capital, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. As described below, our share redemption program is partially suspended. If we lift such suspension of our share redemption program, stockholders will continue to be limited in terms of the amount of shares which may be redeemed. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that the shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase shares only as a long-term investment because of the illiquid nature of the shares.

Our share redemption program is partially suspended, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

Presently, our share redemption program is suspended except for redemption requests related to the death or disability of such stockholder (including redemption due to confinement to a long-term care facility), or other exigent circumstances.

If our share redemption program is reinstated or a common stockholder is otherwise able to have their shares redeemed, such stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, will generally be made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, our common stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

The purchase price for shares we repurchase under our share redemption program is equal to the most recently published estimated net asset value per share of the applicable share class. Accordingly, our common stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

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

The Preferred Investor also has, upon the occurrence of certain events, the right to convert any or all of the Series A Convertible Preferred Stock held by the Preferred Investor into shares of our common stock. The issuance of common stock upon conversion of the Series A Convertible Preferred Stock would result in dilution to our common stockholders. As of December 31, 2020, we had $200 million of Series A Convertible Preferred Stock outstanding, which would represent approximately 24% of our common stock on an as converted, fully diluted basis. See Note 8, Preferred Equity, of the Notes to the Consolidated Financial Statements, for more information.

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

We may only calculate the estimated value per share for our shares annually and, therefore, our stockholders may not be able to determine the estimated net asset value of their shares on an ongoing basis.

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

We calculated our estimated value per share as of December 31, 2019, which was prior to the emergence of the novel coronavirus (“COVID-19”) in the United States.  At the time the estimated value per share was calculated, we were unable to quantify the potential impact of the COVID-19 pandemic, and therefore the estimated value per share did not take into account the impact of the pandemic on our operations or the broader economic environment.  Future valuations of our properties or other assets and liabilities could be affected by COVID-19 or any associated weakened economic conditions.  We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

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

Our success depends to a significant degree upon the contributions of our executive officers. While we have adopted an Executive Severance and Change of Control Plan which is applicable to each of these officers, we do not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain employed by us. If any of these executive officers were to cease their affiliation with us, our operating results could suffer. If we lose or are unable to retain our executive officers or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to continue to pay distributions at the current rate and the value of our stockholders’ investment.

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

Potential impairment of goodwill or other intangible assets, including trademarks and other acquired intangibles, resulting from the Self Administration Transaction could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings. See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities to the Notes to the Consolidated Financial Statements for additional information.

Our trademarks are important.

We own trademarks and other intellectual property rights, including but not limited to the “SmartStop®” and “Strategic Storage®” brands, which are important to our success and competitive position, and the loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business. We will devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights.

Our efforts to protect our intellectual property may not be adequate. Third parties may misappropriate or infringe on our intellectual property. From time to time, we may engage in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention. The occurrence of any of these risks could adversely affect our business and results of operations. See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities to the Notes to the Consolidated Financial Statements for additional information.

We recently became a self-managed REIT and have limited operating experience being self-managed.

As a result of the Self Administration Transaction, we are a newly self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to our former external advisor and its affiliates; however, our expenses now include the compensation and benefits of our officers and employees, as well as overhead previously paid by our former external advisor and its affiliates. Our employees now provide services historically provided by the external advisors and their affiliates. We are subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. In addition, prior to June 28, 2019, we had not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be more negatively impacted than they otherwise would have been.

Strategic Transfer Agent Services, LLC, our Transfer Agent, has a limited operating history and a failure by our Transfer Agent to perform its functions for us effectively may adversely affect our operations.

Our Transfer Agent is a related party. While it is a registered transfer agent with the SEC, the business was formed in October 2017 and has had only limited operations to date. Because of its limited experience, there is no assurance that our Transfer Agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our Transfer Agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our Transfer Agent fails to perform its functions for us effectively, our operations may be adversely affected.

Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks and in money market accounts. Our balances may exceed FDIC insurance limits or may otherwise not be subject to FDIC coverage. Our balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. We can provide no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

Our future results may suffer as a result of the effect of recent mergers and other strategic transactions.

We consummated the SSGT Mergers in January 2019 and recently consummated the SST IV Merger on March 17, 2021. We will likely continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs and service quality, and maintaining other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits. Moreover, we assumed the liabilities of SSGT and SST IV in connection with the respective mergers. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors.  Further, our Series A Convertible Preferred Stock may be converted into our common stock under certain circumstances.  In addition, we have granted, and expect to grant in the future, equity awards to our independent directors and certain of our employees, including our executive officers, which to date consist of restricted stock of the Company and LTIP units of our Operating Partnership, which are convertible into shares of our common stock subject to satisfaction of certain conditions. Finally, a subsidiary of SAM owns units of limited partnership interest in our Operating Partnership which are convertible into shares of our Class A common stock under certain circumstances. Therefore, existing stockholders will experience dilution of their equity investment in us as we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue restricted shares of our common stock or other equity-based securities to our independent directors and executive officers, (5) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, or (6) convert shares of our Series A Convertible Preferred Stock into shares of our common stock. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses, or expand our business may be impaired or delayed.

We expect our primary use of capital to be paying distributions to our stockholders and making capital investments into our assets and our business.  In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have limited any additional sources of capital for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic which impacts the United States, Canada and the markets in which we operate and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a continuing material impact on the demand for self storage space resulting from the COVID-19 pandemic as of the date of this report, if the pandemic causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as protection plans, tenant insurance or similar programs.  Accordingly, reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our facilities.  Concerns relating to such a pandemic could also impact the availability of our personnel to report for work at our facilities, which could adversely affect our ability to adequately manage our facilities.  In order to prevent the spread of COVID-19 there have been, and may continue to be, temporary shut downs or restrictions placed on businesses by cities, counties, states, or the federal government. These orders have impacted, and may continue to impact, our facilities and operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the breadth or severity of the COVID-19 pandemic and the actions to contain or treat its impact, among others.

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

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For the month of December 2020, approximately 24%, 21%, and 13% of our rental income was concentrated in California, Florida, and Ontario (Canada), respectively. Moreover, if the SST IV Merger had been effected prior to the month of December 2020, approximately 21%, 22%, and 11% of the combined company’s rental income for the month of December 2020 would have been concentrated in California, Florida, and Ontario (Canada), respectively.

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

Costs of complying with governmental laws and regulations, including those relating to regulations accommodating disabilities, may affect cash available for distribution.

We are subject to various rules, regulations and standards with respect to accommodations we must make for individuals with disabilities. For example, in the United States, under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. We are also subject to similar requirements in Ontario, Canada, under the Accessibility for Ontarians with Disabilities Act, or AODA. Under these regulations, places of public accommodation, which include our self storage facilities, are required to comply with certain requirements related to access and use by disabled persons. These requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with such regulations or place the burden on the seller or other third party to ensure compliance with such regulations. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for such compliance may affect cash available for distribution and the amount of distributions to our stockholders.

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

Property taxes may increase, which would adversely affect our net operating income and cash available for distributions.

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

Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. Accordingly, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values.  From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial property, which would include self-storage facilities.  While these initiatives have failed to pass to date, there can be no assurance that Proposition 13 will not be repealed or amended at some point, which could cause our property tax expense to increase substantially, adversely affecting our cash flow from operations and net income.

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

Certain of our loans are secured by first mortgages on some of our properties and other loans are secured by pledges of equity interests in the entities that own certain of our properties. Such loans also impose a number of financial or other covenant requirements on us. If we, or the other parties to these loans, should breach certain of those financial or other covenant requirements, or otherwise default on such loans, then the respective lenders, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, such lenders could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us. In addition, certain of these loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other loans. See Note 7 – Debt, and Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements for more information on such loans.

Discontinuation, reform, or replacement of LIBOR may adversely affect the amount of interest that we pay on our variable rate debt.

A significant portion of our borrowings are at variable rates of interest, primarily based on the London Interbank Offered Rate for deposits of U.S dollars (“LIBOR”). In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain.  Providing some clarification, in November 2020, the ICE Benchmark Administration (“IBA”) announced that it will consult on its intentions to cease the publication of one week and two month USD LIBOR following the LIBOR publication on December 31, 2021, and to cease the publication of the remaining USD LIBOR settings following the LIBOR publication on June 30, 2023, effectively extending the transition timeline. At this time, it is unclear what LIBOR or new methods of calculating LIBOR will look like after 2021.

In conjunction with the transition away from LIBOR, we and our lenders will cooperate in establishing an alternate rate of interest, which we would expect to be comparable to LIBOR on a historical basis prior to such determination. However, during the time that an alternate rate of interest is determined, we may be limited in our ability to draw upon Eurodollar Loans and may be required to draw upon alternative base rate loans. See Note 7 – Debt and Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements for more information on such loans. In addition, the U.S. Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of the foregoing, including any related reforms or the establishment of alternative reference rates in the U.S. or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

In connection with the SST IV Merger, we assumed certain loans and entered into a new credit facility (See Note 16 Subsequent Events of the Notes to the Consolidated Financial Statements for more information on such loans). Accordingly, we may be subject to an increased risk that our cash flow could be insufficient to meet required payments on our debt. Our increased indebtedness as a result of the SST IV Merger, compared to our level of indebtedness prior to the SST IV Merger, could have important consequences to our stockholders, including:

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

Risks Associated with Our Managed REIT Platform

Revenue and earnings from the Managed REIT Platform are uncertain.

Increasing our revenue from the Managed REIT Platform is dependent in large part on the ability to raise capital in offerings for existing or future Managed REITs or other future programs, as well as on our ability to make investments that meet the investment criteria of existing and future entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty could have an adverse impact on our earnings. Moreover, revenue generated from asset management fees, property management fees, and other fees and distributions relating to the Managed REITs’ offerings and the investment and management of their respective assets may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, sales of the Managed REIT properties and assets and our ability to successfully operate the Managed REIT properties.

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

Our advisory agreement with the SST VI Advisor is renewable annually, and our advisory agreement with the SSGT II Advisor has an initial term of 10 years and is renewable annually thereafter, and each may generally be terminated by each Managed REIT, without cause or penalty, upon 60 days’ written notice. There can be no assurance that the advisory agreements will be renewed before they expire or that the advisory agreements will not be terminated. Any such non-renewal or termination could adversely affect our financial condition, cash flow and the amount available for distributions to our common stockholders.

We will face conflicts of interest relating to the purchase of properties, including conflicts with the Managed REITs, and there can be no assurance that our investment allocation policy will adequately address all of the conflicts that may arise or that it will address such conflicts in a manner that is more favorable to us than to the Managed REITs.

We own the entities that serve as the sponsor and advisor to the Managed REITs, which have investment objectives similar to ours, and we may be buying properties at the same time as one or more of the Managed REITs, or other programs managed by us, our officers, our key personnel or our subsidiaries (the “Other Programs”). Accordingly, we will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which the Managed REITs may be or become involved. SSGT II is a private Managed REIT that invests in self storage properties and had assets of approximately $141 million as of December 31, 2020, and SST VI is a private Managed REIT that was in its early stage of operations in early 2021.

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

In the event that any REIT we have acquired in a nontaxable merger transaction, including SST IV, is found to have failed to qualify as a REIT for any period prior to our acquisition, we may be liable for certain entity level taxes of such acquired REIT for such tax periods as a result of such acquisition, that could substantially reduce our cash available for distribution, including cash available to pay dividends to our stockholders, because:

•

the acquired REIT would be subject to U.S. federal corporate income tax on its net income for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	the acquired REIT could be subject to the federal alternative minimum tax for taxable years prior to the Merger and possibly increased state and local taxes.

In addition, if any such acquired REIT, including SST IV, failed to qualify as a REIT for any taxable period prior to our acquisition, in the event of a taxable disposition of an asset formerly held by such acquired REIT during a period of up to five years following our acquisition, we would be subject to U.S. federal corporate income tax with respect to any built-in gain inherent in such asset as of the closing of our acquisition.

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

As of December 31, 2020, we owned 112 operating self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 72,000 units and approximately 8.2 million rentable square feet. See Note 7 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2020, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	1.9%	89.8%	1.1%
Arizona	2	1,815	190,700	2.3%	90.4%	1.8%
California	24	15,230	1,588,000	19.3%	93.0%	24.1%
Colorado	6	3,190	348,500	4.2%	89.8%	3.6%
Florida	17	13,260	1,512,300	18.4%	92.5%	21.0%
Illinois	5	2,920	305,800	3.7%	91.8%	2.9%
Indiana	2	1,000	112,100	1.4%	89.4%	0.9%
Massachusetts	1	840	93,000	1.1%	91.1%	2.2%
Maryland	2	1,610	172,900	2.1%	91.3%	2.2%
Michigan	4	2,180	261,000	3.2%	91.5%	2.8%
New Jersey	1	460	51,000	0.6%	92.6%	0.6%
Nevada	6	5,040	623,500	7.6%	92.8%	6.8%
North Carolina	17	7,230	1,019,300	12.4%	91.5%	9.1%
Ohio	5	2,210	272,300	3.3%	90.7%	2.3%
South Carolina	3	1,920	242,600	2.9%	89.0%	2.3%
Texas	3	1,690	230,800	2.8%	88.9%	2.3%
Washington	1	490	48,100	0.6%	86.2%	0.6%
Ontario, Canada	12	9,540	1,006,700	12.2%	87.7%	13.4%
Total	112	71,705	8,237,600	100%	91.3%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 2,400 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 678,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2020.

(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2020.

As of March 17, 2021, upon the closing of the SST IV Merger, we wholly-owned 136 operating self storage properties located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 90,000 units and 10.3 million net rentable square feet as well as 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area. Our unconsolidated real estate ventures consist of three operating self storage properties and three parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities.

As of March 17, 2021, including the properties acquired in the SST IV Merger, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	1.6%	89.8%	0.9%
Arizona	3	2,535	269,700	2.6%	89.9%	2.0%
California	26	16,850	1,742,000	17.1%	91.7%	20.9%
Colorado	6	3,190	348,500	3.4%	89.8%	3.0%
Florida	22	17,090	2,031,400	19.8%	91.3%	21.8%
Illinois	5	2,920	305,800	3.1%	91.8%	2.4%
Indiana	2	1,000	112,100	1.1%	89.4%	0.7%
Massachusetts	1	840	93,000	0.9%	91.1%	1.8%
Maryland	2	1,610	172,900	1.7%	91.3%	1.8%
Michigan	4	2,180	261,000	2.6%	91.5%	2.3%
New Jersey	19	9,140	1,195,800	11.6%	90.7%	8.8%
Nevada	2	2,360	209,000	1.4%	91.2%	2.5%
North Carolina	8	6,260	755,000	7.4%	92.6%	7.0%
Ohio	5	2,210	272,300	2.7%	90.7%	1.9%
South Carolina	3	1,920	242,600	2.4%	89.0%	1.9%
Texas	11	6,300	836,700	8.2%	91.3%	6.5%
Virginia	1	830	71,000	0.7%	94.9%	0.9%
Washington	3	1,670	194,100	1.9%	88.4%	1.9%
Ontario, Canada	12	9,540	1,006,700	9.8%	87.7%	11.0%
Total	136	89,525	10,278,600	100%	90.8%	100%
(1)	Includes all rentable units, consisting of storage units and parking (approximately 3,100 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 930,000 square feet).
(3)	Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of December 31, 2020.
(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2020.

Additionally, we own our office located at 10 Terrace Rd, Ladera Ranch, California (the “Ladera Office”) which houses our corporate headquarters.

Investments in Unconsolidated Real Estate Ventures

In connection with the SST IV Merger, we acquired their interest in various joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, to develop and operate self storage facilities.

The following table summarizes our investments in unconsolidated real estate ventures as of March 17, 2021:

			Equity
Property	Location	Real Estate Venture Status	Ownership %
Oshawa	Oshawa, Ontario	Under Development	50%
East York	East York, Ontario	Commenced Operations June 2020	50%
Brampton	Brampton, Ontario	Commenced Operations November 2020	50%
Vaughan	Vaughan, Ontario	Commenced Operations January 2021	50%
Scarborough	Scarborough, Ontario	Under Development	50%
Kingspoint	Kingspoint, Ontario	Under-Development	50%

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we are party to legal, regulatory and other proceedings that arise in the ordinary course of our business.  In accordance with applicable accounting guidance, management accrues an estimated liability when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued.  We are not aware of any such proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 18, 2021, we had approximately 76.1 million Class A Shares outstanding and approximately 7.9 million Class T Shares outstanding, held by a total of approximately 18,200 stockholders of record, which includes approximately 23.1 million Class A Shares issued on March 17, 2021 to 5,700 former SST IV stockholders in connection with the SST IV Merger.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on January 9, 2017. As of now, we only offer Class A Shares and Class T Shares pursuant to our DRP Offering, both of which are offered at a price of $10.40 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Determination of Estimated Per Share Net Asset Value

On April 20, 2020, our board of directors, upon the recommendation of our Nominating and Corporate Governance Committee (the “Committee”), approved an estimated net asset value per share (“Estimated Per Share NAV”) of our common stock of $10.40 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the approximate number of shares outstanding on a fully diluted basis, calculated as of December 31, 2019, prior to the emergence of COVID-19 in the United States. We are providing this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231, with respect to customer account statements. This valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued in April 2013 (the “IPA Valuation Guidelines”).

The Committee, which is comprised solely of independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

The Estimated Per Share NAV was determined after consultation with our management and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the Committee. Stanger prepared an appraisal report (the “Stanger Appraisal Report”) summarizing key information and assumptions and providing an appraised value on 114 properties (the “Stanger Appraised Properties”) in our portfolio as of December 31, 2019. Stanger also prepared a net asset value report (the “Stanger NAV Report”) which estimates the net asset value per share of each of our Class A common stock and Class T common stock as of December 31, 2019. The Stanger NAV Report relied upon: (i) the Stanger Appraisal Report for the Stanger Appraised Properties; (ii) Stanger’s estimated value of the Managed REIT Platform; (iii) Stanger’s estimated fair market value of our secured notes payable; and (iv) our estimate of the value of our cash, other assets, liabilities, and preferred equity, to calculate an estimated net asset value per share of our common stock. The process for estimating the value of our assets and liabilities was performed in accordance with the provisions of the IPA Valuation Guidelines.

Upon the Committee’s receipt and review of the Stanger Appraisal Report and the Stanger NAV Report (the “Reports”), the Committee recommended $10.40 as the Estimated Per Share NAV of each of the Company’s Class A Shares and Class T Shares as of December 31, 2019 to the Board. Upon the Board’s receipt and review of the Reports and recommendation of the Committee, the Board approved $10.40 as the Estimated Per Share NAV of each of the Company’s Class A Shares and Class T Shares as of December 31, 2019.

The table below sets forth the calculation of the Company’s Estimated Per Share NAV as of December 31, 2019 and the Company’s previous estimated value per share as of March 31, 2019:

	December 31,	March 31,
Assets	2019	2019
Real Estate Properties	$1,462,770,744	$1,401,326,048
Additional assets
Cash	62,279,757	13,929,024
Restricted Cash	6,291,366	5,957,748
Other assets	5,511,883	5,354,187
Managed REIT Platform	79,000,000	-
Total Assets	$1,615,853,750	$1,426,567,007
Liabilities
Debt	$719,769,887	$775,218,482
Mark-to-market on mortgage debt	12,258,272	3,989,306
Accounts payable and accrued liabilities	18,576,230	13,790,985
Due to affiliates	406,590	217,193
Incentive distribution	-	5,616,134
Distributions payable	5,159,105	2,922,647
Total Liabilities	$756,170,084	$801,754,747
Net Asset Value	859,683,666	624,812,260
Preferred Equity	150,000,000	-
Net Asset Value to Common	$709,683,666	$624,812,260
Net Asset Value for Class A shares	$629,594,488	$544,207,162
Number of Class A shares outstanding(1)(2)	60,530,153	51,055,712
Estimated value per Class A share	$10.40	$10.66
Net Asset Value for Class T shares	$80,089,178	$80,605,097
Number of Class T shares outstanding	7,699,893	7,562,103
Estimated value per Class T share	$10.40	$10.66

(1)	Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to the Company’s directors and management.
(2)

Excludes Class A-2 operating partnership units, which are contingent on growth in assets under management or triggering events before being converted to a class of operating partnership units equivalent to a common share

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the board of directors considered the recommendation of the Committee, the Reports provided by Stanger and information provided by the Company. Our goal in calculating the Estimated Per Share NAV was to arrive at a value that is reasonable and supportable using what the Committee and the board of directors each deems to be appropriate valuation methodologies and assumptions.

FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its Estimated Per Share NAV. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets less our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated asset values may not, however, represent current market value or book value. The estimated value of the Stanger Appraised Properties does not necessarily represent the value we would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a discount for the fact that we were, at the time of the March 31, 2019 calculation, externally managed, nor does it reflect a premium for the fact that we were, at the time of the December 31, 2019 calculation, self-managed. The estimated NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.

The Estimated Per Share NAV was calculated as of December 31, 2019 prior to the emergence of COVID-19 in the United States. At the time the Estimated Per Share NAV was calculated, we were unable to quantify the potential impact of the COVID-19 pandemic, and therefore the Estimated Per Share NAV did not take into account the impact of the pandemic on our operations or the broader economic environment. For additional details, please see the risk factor titled “We face risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of the novel coronavirus (“COVID-19”), which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects”. Future valuations of our properties or other assets and liabilities could be affected by COVID-19 or any associated weakened economic conditions.

Independent Valuation Firm

Stanger was selected by the Committee to appraise and provide a value on the 114 Stanger Appraised Properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us. The compensation we paid to Stanger related to the valuation is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Report was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our company.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by us, including: (i) historical and projected operating revenues and expenses; (ii) unit mixes; (iii) rent rolls; and (iv) information regarding recent or planned capital expenditures.

In conducting its investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant.  Although Stanger reviewed information supplied or otherwise made available by us for reasonableness, Stanger assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to Stanger by any other party and did not independently verify any such information. Stanger assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and board of directors. Stanger relied on our management to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, and our affiliates, on the other hand. We engaged Stanger, with approval from the Committee, to deliver its Reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. A special committee of the board of directors previously engaged Stanger to serve as a financial advisor in connection with our acquisition of Strategic Storage Growth Trust, Inc., the Managed REIT Platform acquired from SmartStop Asset Management, LLC (“SAM”), and Strategic Storage Trust IV, Inc., and Stanger provided a fairness opinion in connection with those transactions, for which Stanger was paid usual and customary fees. In addition, Stanger was previously engaged by us and performed a net asset value calculation for the period ended March 31, 2019. Finally, Stanger served as a financial advisor in the negotiation and closing of the preferred equity investment (the “Preferred Equity”) in us by Extra Space Storage LP, a subsidiary of Extra Space Storage Inc. Stanger may from time to time in the future perform other services for us, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Report.

Although Stanger considered any comments received from us relating to their Reports, the final appraised values of our real estate properties were determined by Stanger for the Stanger Appraised Properties. The Reports are addressed solely to the Committee to assist it in calculating and recommending to the Board an Estimated Per Share NAV of our common stock. The Reports are not addressed to the public, may not be relied upon by any other person to establish an Estimated Per Share NAV of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

The foregoing is a summary of the standard assumptions, qualifications, and limitations that generally apply to the Reports. The Reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports.

Real Estate Valuation

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of 114 properties in our portfolio as of December 31, 2019. In preparing the Stanger Appraisal Report, Stanger, among other things:

•	performed a site visit of each Stanger Appraised Property in the context of this assignment or prior assignments;
•

interviewed our officers to obtain information relating to the physical condition of each Stanger Appraised Property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such properties;

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

Stanger employed the income approach to estimate the value of the Stanger Appraised Properties (other than a parcel of land in Asheville, NC and the office condominium located in Ladera Ranch, CA), which involves an economic analysis of the property based on its potential to provide future net annual income. A direct capitalization analysis was used to determine the value of our interest in the portfolio, by valuing the subject interest in each Stanger Appraised Property in the portfolio. The direct capitalization analysis was based upon the stabilized net operating income of each property capitalized at an appropriate capitalization rate for each property based upon property characteristics and competitive position and market conditions at the date of the appraisal.  Stanger deducted estimated lease up costs for properties that were not considered stabilized and adjusted the value conclusion of properties with deferred maintenance. Stanger employed the sales comparison approach to value a parcel of land in Asheville, NC and the office condominium located in Ladera Ranch, CA, which utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property. Lastly, Stanger analyzed those properties that are subject to a contingent deferred liability (i.e., an earnout) and reflected such liability, as appropriate.

Stanger prepared the Stanger Appraisal Report, which summarizes key inputs and assumptions, providing a value for each of the Stanger Appraised Properties it appraised using financial information provided by us. From such review, Stanger selected the appropriate direct capitalization rate in its direct capitalization analysis.

The total aggregate purchase price of the appraised properties in the Stanger Appraisal Report was approximately $1.23 billion. In addition, through the valuation date, we had invested $26.6 million in capital improvements on these real estate assets since inception. As of the valuation date, the total value of the Stanger Appraised Properties was approximately $1.46 billion. This represents an approximately 16.5% increase in the total value of the real estate assets over the aggregate purchase price and aggregate improvements. The following summarizes the key assumptions that were used in the direct capitalization models to arrive at the appraised value of the Stanger Appraised Properties:

Assumption	Range	Weighted Average
Direct Capitalization rate	4.75% to 6.50%	5.12%

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

	Estimated Per Share NAV due to:
	Increase 25 Basis Points	Decrease 25 Basis Points	Increase 5.0%	Decrease 5.0%
Direct Capitalization Rate	$9.39	$11.52	$9.38	$11.54

Loans

Values for our consolidated secured notes payable (the “Secured Notes Payable”) were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for notes payable with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes. The current market interest rate was generally determined based on market rates for available comparable debt. As of December 31, 2019, the estimated market interest rates ranged from 3.55% to 6.50% for the Secured Notes Payable.

As of December 31, 2019, Stanger’s estimated fair value of our Secured Notes Payable was $732.0 million. The weighted-average discount rate applied to the future estimated debt payments of the Secured Notes Payable was approximately 4.16%.

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

Estimated Per Share NAV due to:
Decrease 25 Basis Points	Increase 25 Basis Points	Increase 5.0%	Decrease 5.0%
$10.33	$10.48	$10.35	$10.46

Cash, Other Assets, Other Liabilities and Preferred Equity

We estimated the fair value of our cash, other assets, and other liabilities to approximate carrying value as of the valuation date.

In estimating the fair value of the Preferred Equity, Stanger considered the conversion feature of the Preferred Equity and determined that as of the valuation date it would have been anti-dilutive since the conversion value of $10.66 per share is at a higher value then the NAV per share determined by the Board as of the valuation date; therefore, Stanger included the Preferred Equity liability at the equity investment amount made by Extra Space Storage LP as of the valuation date. The carrying value of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as intangible assets and liabilities, estimated liability for distribution and servicing fees and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments or would otherwise not be collectable or payable in the event of a hypothetical liquidation.

Managed REIT Platform Value

To derive the estimated value of the Managed REIT Platform, Stanger estimated the market value associated with our asset management and property management contracts (the “Management Contracts”) with us, Strategic Storage Trust IV,

Inc. (“SST IV”) and Strategic Storage Growth Trust II, Inc. (“SSGT II”) using a comparable transactions analysis.  Stanger considered the projected fee income from the Management Contracts and the associated reasonable expenses to support such activities to derive an EBITDA projection for the 12 month period (the “Projected EBITDA”) following the valuation date.  Stanger then applied an EBITDA multiple to the Projected EBITDA to derive an estimated value associated with the Management Contracts.

To derive the estimated value of the Managed REIT Platform, Stanger also estimated the market value associated with the agreements between us, SST IV and SSGT II related to the tenant insurance, tenant protection plans or similar programs (“Tenant Programs”) acquired from SAM using a direct capitalization approach.  Stanger considered the projected Tenant Program income and related reasonable expenses to derive an EBITDA projection for the 12 month period (the “Projected TI EBITDA”) following the valuation date. Stanger then applied a capitalization rate to the Projected TI EBITDA to derive an estimated value associated with the Tenant Programs.

Different parties using different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets

The Board’s Determination of the Estimated Per Share NAV

Based upon a review of the Reports provided by Stanger, upon the recommendation of the Committee, the board of directors estimated the Estimated Per Share NAV for each of the Class A Shares and Class T Shares to be $10.40.

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

Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her Class A Shares or Class T Shares at the Estimated Per Share NAV;
•	a stockholder would ultimately realize distributions per share equal to our Estimated Per Share NAV upon liquidation of our assets and settlement of its liabilities or a sale of our company;
•	our Class A Shares and Class T Shares would trade at the Estimated Per Share NAV on a national securities exchange;
•	a different independent third-party appraiser or other third-party valuation firm would agree with our Estimated Per Share NAV; or
•

the Estimated Per Share NAV, or the methodology used to estimate our Estimated Per Share NAV, will be found by any regulatory authority to comply with the Employee Retirement Income Security Act (ERISA), the Internal Revenue Code of 1986, as amended, or other regulatory requirements.

Similarly, the amount a stockholder may receive upon repurchase of their shares, if they participate in our share redemption program and such redemption program is available, may be greater than or less than the amount a stockholder paid for the shares, regardless of any increase in the underlying value of any assets owned by us.

The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of December 31, 2019. The Estimated Per Share NAV was based upon 68,230,046 shares of common equity or equivalent interests outstanding as of December 31, 2019, which was comprised of (i) 51,435,124 outstanding Class A Shares and unvested restricted Class A Shares issued to our directors and management, plus (ii) 7,699,893 outstanding Class T Shares, plus (iii) 9,095,029 outstanding OP Units, which OP Units are exchangeable on a one-for-one basis into Class A Shares.

Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount versus the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale. We currently anticipate publishing a new estimated share value on an annual basis.

Distribution Reinvestment Plan

In accordance with our DRP, the price per share pursuant to the DRP is equal to the estimated value per share approved by the Board and in effect on the date of purchase of shares under the DRP. In connection with the estimated value per share described herein, the Board approved a share price for the purchase of shares under the DRP equal to the estimated value per share of $10.40 for both Class A Shares and Class T Shares, effective for distribution payments paid beginning in May 2020.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2019, we paid a total of approximately $34.3 million in distributions, of which approximately $34.3 million constituted a non-taxable return of capital. For 2020, we paid a total of approximately $43.9 million in distributions to our common and preferred stockholders, of which approximately $43.9 million constituted a non-taxable return of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2019 and 2020:

Quarter	OP Unit Holders(1)	Preferred Stockholder(2)	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2019	$26,407	$-	$8,399,351	$0.150
2nd Quarter 2019	$62,925	$-	$8,618,291	$0.150
3rd Quarter 2019	$990,364	$-	$8,649,607	$0.150
4th Quarter 2019	$1,360,551	$-	$8,586,703	$0.150
1st Quarter 2020	$1,358,066	$1,643,836	$8,623,452	$0.150
2nd Quarter 2020	$1,360,517	$2,330,943	$8,862,668	$0.150
3rd Quarter 2020	$1,406,034	$2,330,943	$8,826,940	$0.150
4th Quarter 2020	$1,390,377	$2,480,933	$8,801,192	$0.150

(1)	Declared distributions are paid monthly in arrears.
(2)	Declared distributions are paid quarterly in arrears. See Note 8, Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2020, under which Class A Shares are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	5,356,273
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	5,356,273

(1)

The total number of shares of our Class A stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of Class A stock and Class T stock at any time, but not to exceed 10,000,000 shares in the aggregate, less amounts already issued under the plan. As of December 31, 2020, we had 60,564,313 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On October 26, 2020, we issued 50,000 shares of our Series A Preferred Stock to the Investor, as defined, and described elsewhere in this report.  Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were exempt from registration.  We relied on this exemption from registration based in part on representations made by the Investor. See Note 8, Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2020, approximately $57.3 million of common stock was available for redemption and approximately $0.7 million was included in accrued expenses and other liabilities as of December 31, 2020. During the three months ended December 31, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2020	122,104	$10.40	122,104	2,752,212	(1)
November 30, 2020	—	$—	—	2,752,212	(1)
December 31, 2020	—	$—	—	2,752,212	(1)

(1)

A description of the maximum number of shares that may be purchased under our SRP is included in Note 13 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report.

Our share redemption program is presently suspended, except with respect to redemption requests made in connection with the death or disability of a stockholder, redemption due to confinement to a long-term care facility, or other exigent circumstances. See Note 13 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

The performance graph below is a comparison of the cumulative total return of our shares of Class A common stock, the Standard and Poor’s 500 Index (“S&P 500”), the FTSE NAREIT All Equity REITs Index and the Russell 2000 Index (“Russell 2000”), assuming a starting investment of $100 on December 31, 2015 and reinvestment of distributions. The value of an investment in SmartStop reflects the customer account statement value in effect and does not factor in deductions for upfront fees and expenses paid at the time of investment.  We currently have Class A and Class T common stock outstanding, with varying performance results between each class due to differences in class-specific fees and expenses. Class A is pictured in the graph below. There can be no assurance that the performance of our Class A shares will continue in line with the same or similar trends depicted in the performance graph.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2020	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016
Operating Data
Total revenues	$124,024,363	$109,528,549	$80,412,257	$76,108,906	$45,431,146
Operating income (loss)	(21,140,210)	11,588,012	16,151,443	3,575,111	(14,910,503)
Net loss attributable to common stockholders	(54,354,394)	(24,750,333)	(3,698,377)	(14,864,065)	(26,090,385)
Net loss per Class A Share-basic and diluted	(0.91)	(0.42)	(0.06)	(0.27)	(0.65)
Net loss per Class T Share-basic and diluted	(0.91)	(0.42)	(0.06)	(0.27)	(0.65)
Dividends declared per common share	0.60	0.60	0.60	0.60	0.60
Balance Sheet Data
Real estate facilities, gross	$1,210,102,582	$1,173,825,368	$820,296,026	$829,679,477	$727,455,733
Total assets	1,282,221,057	1,311,433,731	796,354,037	817,497,838	752,553,611
Total debt	717,952,233	712,733,002	406,084,103	396,792,902	320,820,740
Total liabilities	785,289,170	775,802,382	418,870,325	410,062,755	331,209,006
Redeemable common stock	57,335,575	43,391,362	32,226,815	24,497,059	10,711,682
Series A Convertible Preferred Stock	196,356,107	146,426,164	-	-	-
Total equity	243,240,205	345,813,823	345,256,897	382,938,024	410,632,923
Other Data
Net cash provided by (used in) operating activities	$26,769,871	$9,767,022	$18,359,125	$19,935,013	$(874,470)
Net cash used in investing activities	(28,958,838)	(347,783,873)	(3,179,291)	(57,546,328)	(508,377,715)
Net cash provided by (used in) financing activities	13,739,338	392,223,412	(12,541,473)	31,278,664	498,943,670

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of December 31, 2020, we owned 112 self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and the Greater Toronto Area of Ontario, Canada. As discussed herein, as of December 31, 2020, we, through our subsidiaries, served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), and Strategic Storage Growth Trust II, Inc., a private non-traded REIT (“SSGT II”) (collectively with SST IV, the “Managed REITs”), and operated properties owned by the Managed REITs, consisting of 37 properties and approximately 30,000 units and 3.1 million rentable square feet. As of March 17, 2021, subsequent to the SST IV Merger (defined below), we, through our subsidiaries, serve as the sponsor of SSGT II, and Strategic Storage Trust VI, Inc., a private REIT focused on acquiring income and growth self storage properties (“SST VI”), and operate properties owned by SSGT II and SST VI, consisting of 12 properties and approximately 9,000 units and 1.0 million square feet.

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”).  As a result of the Self Administration Transaction, we became self-managed and the sponsor of Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, the “Managed REITs”), a private non-traded REIT. In addition, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. See Note 4 – Self Administration Transaction and Note 11 – Related Party Transactions of the Notes to the Consolidated Financial Statements for additional information.

In our initial public offering, which commenced on January 10, 2014, and ended on January 9, 2017, we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”) and sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million, respectively.

SST IV Merger

On November 10, 2020, we entered into a merger agreement with Strategic Storage Trust IV, Inc., or SST IV, pursuant to which SST IV would merge with and into our wholly-owned subsidiary (the “SST IV Merger”). The SST IV Merger was approved by SST IV’s stockholders on March 10, 2021, and it was completed on March 17, 2021. The historical consolidated financial statements included herein represent our consolidated financial position, results of operations and cash flows prior to the SST IV Merger. See Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements for additional information related to the SST IV Merger.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the valuation of goodwill and related impairment considerations, the valuation of our trademarks and related impairment considerations, the valuation of our contingent consideration liability, the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities of the consolidated financial statements contained within this report for additional information.

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test for goodwill and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities of the consolidated financial statements contained within this report for additional information.

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

We qualitatively evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

See Note 5—Self Administration Transaction - Intangibles, Goodwill, and Certain Other Assets and Liabilities of the consolidated financial statements contained within this report for additional information.

Contingent Earnout Valuation

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which is required to be revalued at each reporting period, based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event (both as defined in Note 4 – Self Administration Transaction in the Notes to the Financial Statements).

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

Recent Market Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have been affected by COVID-19 in various ways, including but not limited to, national and local jurisdictions issuing orders causing temporary restrictions on our business in certain markets, temporary shutdowns of certain of our facilities, customer behavior and their comfort levels visiting our facilities, as well as the broader economic impacts of COVID-19. The financial impact associated with these items were most significant in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020.

Since the beginning of March 2020, we have been focused on creating a safe environment for our customers and employees given the spread of COVID-19. We have instituted the use of masks, plastic dividers, additional cleaning measures and social distancing at all of our self storage facilities, as well as instituted remote working measures at our corporate headquarters and call center. We have also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices. Additionally, we have expanded our options for customers to rent units via contactless means, including directly through our website and call center. Implementing additional safety measures, including personal protective equipment, as well as various field personnel one-time cash bonuses, resulted in increased property operating expenses during 2020.

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

The challenges associated with the COVID-19 pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, migration patterns away from dense urban markets, and strength in the housing market helped drive the growth in self storage demand since May 2020.

While the combination of reduced rental activity and lower rates affected our revenue growth in the second quarter, underlying self storage fundamentals improved in the third and fourth quarters, resulting in higher occupancies and higher rental rates, as compared to the second quarter and on a year-over-year basis. The return of self storage fundamentals combined with our resumption of existing customer rate increases in the third quarter resulted in strong same-store revenue growth in the second half of 2020.

Below is a summary of the business indicators, drivers, and metrics which were impacted by the COVID-19 pandemic:

•

Resumed existing customer rate increases on a modified basis beginning July 2020 and through the third and fourth quarters of 2020, after pausing rate increases for our existing customers during second quarter 2020;

•

A reduction in late fees during full year 2020 of approximately 19% on a same-store basis as compared to full year 2019, an improvement from second quarter 2020, in which quarterly same-store late fees declined 35% year-over-year;

•	Same-store move-ins increased approximately 6% during full year 2020 as compared to full year 2019, an improvement from the decline of approximately 5% year-over-year during the second quarter 2020;
•	Same-store move outs declined approximately 5% during full year 2020 as compared to full year 2019, as compared to the decline of approximately 12% year-over-year for the second quarter 2020;
•	Same-store asking rates for new customers increased during the fourth quarter 2020 as compared to fourth quarter 2019, after a decline year-over-year during the second quarter 2020;
•	Rents billed and collected within the same month, remained consistent on year-over-year basis at approximately 97% during the full year of 2020.

The ultimate extent and duration of the COVID-19 pandemic and the resulting impact, including the corresponding governmental orders or broader economic condition and any associated impact on the demand for self storage space or on our business, financial condition, collections, bad debt expense, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth or severity of the COVID-19 outbreak, as well as the actions to contain or treat its impact, including the distribution and broad acceptance of various vaccines for COVID-19.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from our self storage tenant leases; (ii) fees generated from our Managed REITs; (iii) our Tenant Programs; and (iv) sales of packing- and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us, management fees earned from our Managed REITs, and the success of our Tenant Programs.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2020, 2019, and 2018, we owned 112, 111, and 83 operating self storage facilities, respectively. Our operating results for the year ended December 31, 2018 included full year periods for the 83 self storage facilities. Our operating results for the year ended December 31, 2019 included full year periods for the 83 self storage facilities owned as of December 31, 2018, plus partial year periods for the 29 operating self storage facilities we acquired in 2019, one of which was sold in October 2019. Our operating results for the year ended December 31, 2020 included full year periods for 111 operating self storage facilities and partial period results for one operating property where development was completed and the property was placed in service during 2020. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed previously, the results of operations presented herein cover a period of time prior to the SST IV Merger. We expect our 2021 operating results to be significantly impacted by the SST IV Merger as a result of acquiring 24 operating self storage facilities and SST IV’s 50% equity interest in six unconsolidated real estate ventures. See Note 16 – Subsequent events of the Notes to the Consolidated Financial Statements for more information regarding the SST IV Merger.

SSGT Mergers

On January 24, 2019, we acquired SSGT by way of merger (the “SSGT Mergers”). SSGT was a REIT focused on opportunistic self storage properties, including development and lease-up properties. Through the SSGT Mergers, we acquired 27 operating self storage facilities which had a physical occupancy of approximately 77% at acquisition, along with one property that was subsequently sold in October 2019 located in San Antonio, Texas, one development property in the Greater Toronto, Canada area, and the rights to acquire another property under development in Gilbert, Arizona, which was acquired in July 2019. The chart below illustrates the growth in occupancy and total revenues in the SSGT portfolio of assets since the completion of the SSGT Mergers:

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

The SSGT portfolio grew occupancy meaningfully during the second and third quarters of 2020, in the midst of the COVID-19 pandemic, and while revenue growth was dampened in the second quarter of 2020 as a result of actions taken during the pandemic, the pattern of growing revenues resumed in the third quarter and continued in the fourth quarter. As the portfolio reaches higher levels of occupancy, we expect further economic stabilization to occur which will continue to drive revenue higher, absent further significant impact from COVID-19.

Over the coming quarters, we believe the SSGT portfolio will continue to grow revenues and net operating income. While the SSGT Mergers caused initial dilution in FFO, as adjusted as a result of an increase in debt and interest expense, we believe the progress in metrics such as physical occupancy and total revenue, coupled with the acquisition of the Gilbert property and the completion of the Toronto development property, will result in accretive cash flows, portfolio value and FFO, as adjusted, in the future.

Self Administration Transaction

On June 28, 2019, we completed the Self Administration Transaction, in which we became self-managed and acquired the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV and SSGT II. Additionally, we now have the internal capability to originate, structure and manage additional investment products which would be sponsored by SRA.

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

As the assets under management of the Managed REITs have increased, we have seen an increase in property management and asset management fees earned, as well as incremental revenues from our Tenant Program joint ventures. At the time of the Self Administration Transaction, the total assets under management of the Managed REITs was approximately $220 million. As of December 31, 2020, the Managed REITs had total assets under management of approximately $470 million, an increase of approximately $250 million since the close of the Self Administration Transaction. See Note 4 of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Below we have summarized the estimated impact before noncontrolling interests, depreciation, amortization, impairments, contingent earnout adjustments, adjustments to deferred tax liabilities, and interest expense, related to the Self Administration Transaction to our consolidated financial statements (in millions):

	For the Year Ended December 31,	For the Year Ended December 31,
Description	2020	2019
Elimination of property management and asset management fees	$14.3	$7.2
Incremental Tenant Program revenues	2.2	1.0
Managed REIT Platform, net	5.2	0.3
Incremental compensation and other expenses	(10.4)	(4.6)
Total	$11.3	$3.9

Comparison of the Years Ended December 31, 2020 and 2019

Total Self Storage Revenues

Total self storage related revenues for the years ended December 31, 2020 and 2019, were approximately $110.2 million and $103.2 million, respectively. The increase in total self storage revenues of approximately $7.0 million, or 6.8%, is primarily attributable to a full twelve months of operations during the year ended December 31, 2020 for 27 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers, resulting in an increase in revenues from the SSGT Mergers of approximately $4.1 million. The remainder of the increase, approximately $2.9 million, was attributable to increases in same-store revenues, which was partially attributable to incremental Tenant Program revenues as a result of the Self Administration Transaction (see same-store facility results table and related footnotes for the years ended December 31, 2020 and 2019 for further discussion).

Our self storage revenues were negatively impacted as a result of the COVID-19 pandemic and the resulting suspension of rate increases to our existing customers during the second quarter of 2020 along with gradual reintroduction of such rate increases in the third and fourth quarters of 2020, and reduced income from late fees.

We expect self storage revenues to increase in future periods as the properties we acquired in the SSGT Mergers and other lease up properties continue to increase occupancy and rents and otherwise fluctuate depending on the economic impact of the COVID-19 pandemic and its impact on the demand for self storage.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the years ended December 31, 2020 and 2019, was approximately $8.0 million and $3.1 million, respectively. The increase in Managed REIT Platform revenue of approximately $5.0 million, is attributable to a full twelve months of such revenues during the year ended December 31, 2020, and additional assets under management. Such revenues are associated with the operation of the Managed REIT Platform we acquired on June 28, 2019.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2020 and 2019, were approximately $5.8 million and $3.3 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2020 and 2019, were approximately $38.3 million (or 34.8% of self storage revenue) and $35.7 million (or 34.6% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.6 million, is primarily attributable to an increase of approximately $0.7 million related to increased compensation expense primarily as a result of the Self Administration Transaction, an increase of approximately $0.6 million related to COVID-19 related expenses, and a full twelve months of operations for 27 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers. We expect property operating expenses to decrease as a percentage of revenue as overall occupancy grows and therefore revenues increase, particularly in the SSGT properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2020 and 2019, were none and approximately $6.6 million, respectively. Property operating expenses – affiliates included property management fees and asset management fees. The decrease in property operating expenses – affiliates of approximately $6.6 million is attributable to the Self Administration Transaction. As a result of the Self Administration Transaction, we no longer incur such expenses.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the years ended December 31, 2020 and 2019, were approximately $2.8 million and $2.7 million, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement (as described in Note 4, Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with the level of services provided through the Administrative Services Agreement.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2020 and 2019, were approximately $5.8 million and $3.3 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2020 and 2019, were approximately $16.5 million and $10.5 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors-related costs.  Prior to June 28, 2019, we recognized compensation-related costs based on certain required reimbursements from our Former External Advisor. Since June 28, 2019, as a result of the Self Administration Transaction, we are now self-managed and employ our own workforce, which resulted in an increase of approximately $5.2 million related to compensation-related costs for the year ended December 31, 2020 in comparison to the year ended December 31, 2019, and is the primary reason for the year over year increase. Also contributing to the increase were costs associated with the SST IV Merger, primarily related to additional board of directors and other related professional costs. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2020 and 2019, were approximately $42.1 million and $41.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to a full twelve months of depreciation and amortization on 27 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers, as well as the intangible asset amortization and depreciation on our corporate office, acquired in the Self Administration Transaction.

Self Administration Transaction Expenses

Self administration transaction expenses for the years ended December 31, 2020 and 2019, were none and approximately $1.6 million, respectively. Self administration transaction expenses consisted primarily of legal fees, and fees and expenses of our professional and financial advisors.

Other Acquisition Expenses

Other acquisition expenses for the years ended December 31, 2020 and 2019 were approximately $1.4 million and $0.2 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy. The increase is primarily attributable to the acquisition costs incurred during 2020 related to the SST IV Merger.

Contingent Earnout Adjustment

The contingent earnout adjustments for the years ended December 31, 2020 and 2019, reflects a reduction in the contingent earnout liability of approximately $2.5 million and an increase in the liability of approximately $0.2 million, respectively. The reduction of $2.5 million during the year ended December 31, 2020 was due to the determination that the liability had decreased in value on a net basis based on an updated discounted probability weighted forecast of our projected assets under management in the Managed REIT Platform.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets for the years ended December 31, 2020 and 2019, was approximately $36.5 million and none, respectively. The impairment charge incurred in the first quarter of 2020 was the result of the impairment of certain assets and goodwill associated with the Managed REIT Platform.

Impairment of Investments in Managed REITs

Impairment of investments in Managed REITs for the years ended December 31, 2020 and 2019, were approximately $4.4 million and none, respectively. Certain of our equity investments in the Managed REITs derive their value from the potential to receive certain subordinated distributions based on certain performance criteria of the Managed REITs, and we determined in the first quarter of 2020 that those criteria were less likely to be met, causing a reduction in the fair value of the related equity investments. We determined that such reduction in fair value was other than temporary, therefore requiring the impairment charge recorded.

Gain on Sale of Real Estate

Gain on sale of real estate for the years ended December 31, 2020 and 2019 was none and approximately $3.9 million, respectively. The gain was related to the October 18, 2019 sale of a self storage facility we owned in San Antonio, Texas (the “San Antonio II Property”).

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the years ended December 31, 2020 and 2019, were approximately $32.5 million and $37.4 million, respectively. The decrease of approximately $5.0 million is primarily attributable to decreased debt outstanding during 2020 when compared to 2019, and decreased interest rates on variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2020 and 2019, were approximately $3.6 million and $4.0 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the years ended December 31, 2020 and 2019, were none and approximately $2.6 million, respectively. Net loss on debt extinguishment in the year ended December 31, 2019 was attributable to prepayment penalties related to the early pay off of a then existing approximately $12 million promissory note that encumbered five of our properties, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers and the loans that were paid off in connection with the issuance of Series A Convertible Preferred Stock.

Gain Resulting from Acquisition of Unconsolidated Affiliates

Gain resulting from acquisition of unconsolidated affiliates for the years ended December 31, 2020 and 2019, was none and approximately $8.0 million, respectively. The gain was related to our remeasurement to fair value of the Tenant Programs joint ventures upon our acquisition of 100% of such entities in the Self Administration Transaction.

Other

Other income (expense) for the years ended December 31, 2020 and 2019, was approximately $6.0 million of income, as compared to approximately $0.6 million of net expense, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting. The change is primarily the result of favorable deferred tax adjustments of approximately $5.9 million during 2020, primarily related to the intangible impairments noted above.

Same-Store Facility Results – Years Ended December 31, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2019) for the year ended December 31, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Revenue (1)	$84,147,601	$81,245,804	3.6%	$26,027,324	$21,955,456	N/M	$110,174,925	$103,201,260	6.8%
Property operating expenses (2)	27,301,271	28,490,131	(4.2)%	11,003,928	10,216,091	N/M	38,305,199	38,706,222	(1.0)%
Property operating income	$56,846,330	$52,755,673	7.8%	$15,023,396	$11,739,365	N/M	$71,869,726	$64,495,038	11.4%
Number of facilities	83	83		29	29		112	112
Rentable square feet (3)	6,029,600	6,029,600		2,208,000	2,194,700		8,237,600	8,224,300
Average physical occupancy (4)	90.6%	88.6%		N/M	N/M		89.4%	86.3%
Annualized revenue per occupied square foot (5)	$16.18	$16.00		N/M	N/M		$15.65	$15.57

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.

(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees as applicable. Property operating expenses for the year ended December 31, 2020 also includes COVID-19 related costs, including specialized cleaning costs, the purchase of personal protective equipment, and bonuses to our store and field personnel, totaling approximately $0.6 million. On a same-store basis, COVID-19 related costs represented approximately $0.4 million of the total property operating expenses for the year ended December 31, 2020.

(3)

Of the total rentable square feet, parking represented approximately 678,000 square feet and 695,000 square feet as of December 31, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 547,000 square feet.

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

Our same-store revenue increased by approximately $2.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to higher occupancy, higher annualized revenue per occupied square foot, and an increase in Tenant Program revenues as a result of the Self Administration Transaction. Revenue growth was negatively impacted by the COVID-19 pandemic and the resulting waived late fees, and the suspension of existing customer rate increases during the second quarter of 2020.

Our same-store property operating expenses decreased by approximately $1.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the elimination of property management fees effective June 28, 2019, partially offset by an increase in compensation expense as a result of the Self Administration Transaction, increased advertising expenses, and COVID-19 related costs.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Year Ended December 31,
	2020	2019
Net loss	$(51,206,803)	$(25,095,538)
Adjusted to exclude:
Managed REIT Platform revenue	(8,048,630)	(3,068,306)
Asset management fees (1)	—	3,622,559
Managed REIT Platform expenses	2,806,921	2,739,556
General and administrative	16,471,199	10,461,453
Depreciation	32,294,627	29,605,278
Intangible amortization expense	9,777,116	11,493,394
Self administration transaction expenses	—	1,572,238
Acquisition expenses – affiliates	—	84,061
Other property acquisition expenses	1,366,092	141,489
Contingent earnout adjustment	(2,500,000)	200,000
Impairment of goodwill and intangible assets	36,465,732	—
Impairment of investments in Managed REITs	4,376,879	—
Gain on sale of real estate	—	(3,944,696)
Interest expense	32,597,613	37,563,247
Interest expense—accretion of fair market value of secured debt	(130,682)	(131,611)
Interest expense—debt issuance costs	3,586,381	3,996,676
Net loss on extinguishment of debt	—	2,647,633
Gain resulting from acquisition of unconsolidated affiliates	—	(8,017,353)
Other	(5,986,719)	624,958
Total property operating income	$71,869,726	$64,495,038

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of the Years Ended December 31, 2019 and 2018

Total Self Storage Revenues

Total self storage related revenues for the years ended December 31, 2019 and 2018 were approximately $103.2 million and $80.4 million, respectively. The increase in total self storage revenues of approximately $22.8 million, or 28.3%, is primarily attributable to the 28 operating self storage facilities acquired in January 2019 and one operating property acquired in July 2019 in connection with the SSGT Mergers (approximately $22.0 million), incremental Tenant Program revenues generated on our wholly-owned assets primarily as a result of the Self Administration Transaction (approximately $1.5 million), and same-store increases, excluding the impact of the incremental Tenant Program revenues, of approximately $1.1 million, or 1.6% (see same-store facility results table and related footnotes for the years ended December 31, 2019 and 2018 for further discussion), partially offset by the impact of adopting ASU 2016-02, which reduced total self storage revenues by approximately $1.7 million as amounts previously recorded to bad debt expense within property operating expenses are now presented as a reduction to self storage rental revenue.

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

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2019 and 2018 were approximately $10.5 million and $4.8 million, respectively. Such expenses have historically consisted primarily of legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense, an allocation of our Former External Advisor’s payroll related costs (through June 27, 2019) and board of directors related costs. Additionally, since June 28, 2019, as a result of the Self Administration Transaction, we recorded an incremental increase of approximately $4.6 million of payroll and overhead related costs now that we are self-managed. The 2018 general and administrative expenses were indicative of an externally-advised structure for the entire year, whereas effective June 28, 2019, we became self-managed and employed our own workforce.

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

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2019 and 2018 were approximately $84,000 and $72,000, respectively. Acquisition expenses – affiliates primarily relates to acquisition costs that were reimbursable to an affiliate and incurred in the pursuit of self storage properties, but did not meet our capitalization criteria. As a result of the Self Administration Transaction, we no longer incur such expenses.

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

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the years ended December 31, 2019 and 2018 was approximately $2.6 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to prepayment penalties related to the early pay off of a then existing approximately $12 million promissory note that encumbered five of our properties, and the write-off of unamortized debt issuance costs on loans that were paid off in connection with the SSGT Mergers and the loans that were paid off in connection with the issuance of Series A Convertible Preferred Stock.
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

The following table presents a reconciliation of net loss, as presented on our consolidated statements of operations, to property operating income for the periods indicated:

	For the Year Ended December 31,
	2019	2018
Net loss	$(25,095,538)	$(3,720,730)
Adjusted to exclude:
Managed REIT Platform revenue	(3,068,306)	—
Asset management fees (1)	3,622,559	5,445,528
Managed REIT Platform expenses	2,739,556	—
General and administrative	10,461,453	4,848,447
Depreciation	29,605,278	20,379,694
Intangible amortization expense	11,493,394	2,422,997
Self administration transaction expenses	1,572,238	—
Acquisition expenses – affiliates	84,061	72,179
Other property acquisition expenses	141,489	1,054,159
Contingent earnout adjustment	200,000	—
Gain on sale of real estate	(3,944,696)	—
Interest expense	37,563,247	18,002,274
Interest expense—accretion of fair market value of secured debt	(131,611)	(413,353)
Interest expense—debt issuance costs	3,996,676	1,582,049
Net loss on extinguishment of debt	2,647,633	—
Gain resulting from acquisition of unconsolidated affiliates	(8,017,353)	—
Other	624,958	701,203
Total property operating income	$64,495,038	$50,374,447

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, adjustments of deferred tax liabilities, realized and unrealized gains/losses on foreign exchange transactions, and gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, which we believe are not indicative of the Company’s overall long-term operating performance. We exclude these items from GAAP net income to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time and makes our results more comparable period to period and to other REITs, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature.  FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net loss (attributable to common stockholders)	$(54,354,394)	$(24,750,333)	$(3,698,377)
Add:
Depreciation of real estate	31,711,102	29,188,668	20,134,068
Amortization of real estate related intangible assets	5,110,207	8,441,245	2,422,997
Deduct:
Gain resulting from acquisition of unconsolidated affiliates(1)	—	(8,017,353)	—
Gain on sale of real estate	—	(3,944,696)	—
Adjustment for noncontrolling interests	(4,756,580)	(2,079,045)	(154,213)
FFO (attributable to common stockholders)	(22,289,665)	(1,161,514)	18,704,475
Other Adjustments:
Intangible amortization expense - contracts(2)	4,666,909	3,052,149	—
Acquisition expenses(3)	1,366,092	225,550	1,126,338
Self administration transaction expenses(4)	—	1,572,238	—
Contingent earnout adjustment(5)	(2,500,000)	200,000	—
Impairment of goodwill and intangible assets(6)	36,465,732	—	—
Impairment of investments in Managed REITs(6)	4,376,879	—	—
Accretion of fair market value of secured debt(7)	(130,682)	(131,611)	(413,353)
Net loss on extinguishment of debt(8)	—	2,647,633	—
Foreign currency and interest rate derivative losses, net(9)	203,995	730,719	151,777
Adjustment of deferred tax liabilities(2)	(5,926,732)	(806,083)	—
Adjustment for noncontrolling interests	(5,321,725)	(619,663)	(3,957)
FFO, as adjusted (attributable to common stockholders)	$10,910,803	$5,709,418	$19,565,280

As discussed in the Results of Operations, our 2020 and 2019 results have been significantly impacted by the SSGT Mergers and the Self Administration Transaction and additional financing incurred related to such acquisitions. FFO, as adjusted was primarily favorably impacted in 2020 by increased same-store net operating income of approximately $4.1 million, while we continued to see the SSGT portfolio lease-up, which has been accretive to FFO, as adjusted, and which we expect to continue to be accretive to FFO, as adjusted as the net operating income increases. The information below should be read in conjunction with the discussion regarding the SSGT Mergers and Self Administration Transaction.

(1)

Such gain was recorded as a result of obtaining control of certain of our Tenant Programs joint ventures in the Self Administration Transaction and in accordance with the NAREIT White Paper was excluded from the determination of FFO.

(2)

These items represent the amortization or adjustment of assets or liabilities acquired in the Self Administration Transaction. As these item are adjustments related to acquisitions, FFO is adjusted for their effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric to other real estate companies.

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

(7)

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

(8)

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

(9)

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•	Interest expense - debt issuance costs of approximately $3.6 million, $4.0 million, and $1.6 million, respectively, were recognized for the years ended December 31, 2020, 2019, and 2018.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Net cash flow provided by (used in):
Operating activities	$26,769,871	$9,767,022	$17,002,849
Investing activities	$(28,958,838)	$(347,783,873)	$318,825,035
Financing activities	$13,739,338	$392,223,412	$(378,484,074)

Cash flows provided by operating activities for the years ended December 31, 2020 and 2019, were approximately $26.8 million and $9.8 million, respectively, an increase of approximately $17.0 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $18.8 million, offset by approximately $1.8 million reduction in cash resulting from changes in working capital.

Cash flows used in investing activities for the years ended December 31, 2020 and 2019, were approximately $29.0 million and $347.8 million, respectively, a decrease in the use of cash of approximately $319 million. The reduction in cash used in investing activities primarily relates to cash consideration paid of approximately $346 million for the SSGT Mergers in the first quarter of 2019 as compared to primarily only normal ongoing capital improvement and development activities during the year ended December 31, 2020.

Cash flows provided by financing activities for the years ended December 31, 2020 and 2019, were approximately $13.7 million and $392 million, respectively, a change of approximately $378 million. The change in financing activities is primarily attributable to the approximately $275 million of net debt issued during the year ended December 31, 2019, as well as an additional $100 million of Series A Preferred Stock issued during the year ended December 31, 2019 when compared to the year ended December 31, 2020.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances, net cash provided from property operations and the Managed REIT Platform. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders. Subsequent to December 31, 2020, on March 17, 2021 we entered into a new debt facility (the “Credit Facility”). Pursuant to the Credit Facility, we now have the ability to draw on the facility to meet our liquidity needs. See Note 16 – Subsequent Events, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

Common Stock Distributions

On December 3, 2020, our board of directors declared a distribution rate for the first quarter of 2021, of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on January 1, 2021 and continuing on each day thereafter through and including March 31, 2021. In connection with these distributions, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our common stockholders based on the record date selected by our board of directors. On September 25, 2020, our board of directors changed its distribution authorizations to quarterly from monthly authorizations, starting with the fourth quarter of 2020.  Such distributions are based on daily declaration and record dates. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2020		Year Ended December 31, 2019
Distributions paid in cash – common stockholders	$19,160,171		$18,207,418
Distributions paid in cash – Operating Partnership unitholders	5,514,994		2,440,247
Distributions paid in cash – preferred stockholders	8,786,655		—
Distributions reinvested	15,954,081		16,046,534
Total distributions	$49,415,901		$36,694,199
Source of distributions
Cash flows provided by operations	$26,769,871	54.2%	$9,767,022	26.6%
Cash provided by financing activities	6,691,949	13.5%	10,880,643	29.7%
Offering proceeds from distribution reinvestment plan	15,954,081	32.3%	16,046,534	43.7%
Total sources	$49,415,901	100%	$36,694,199	100%

From our inception through December 31, 2020, we paid cumulative distributions of approximately $182 million, of which approximately $161 million were paid to common stockholders, as compared to cumulative FFO of approximately $0.5 million. For the year ended December 31, 2020, we paid distributions of approximately $49 million, of which approximately $35 million was paid to common stockholders, as compared to FFO of approximately ($24) million, which reflects impairment of goodwill, intangible assets, and our investments in Managed REITs, net of deferred tax liability and contingent earnout adjustments, of approximately $34 million, and acquisition related expenses of approximately $1.4 million. For the year ended December 31, 2019, we paid distributions of approximately $37 million, of which approximately $34 million was paid to common stockholders, as compared to FFO of approximately ($1.2) million, which reflects acquisition related expenses of approximately $0.2 million, and a net loss on extinguishment of debt of approximately $2.6 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from available funds or from debt financing and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of December 31, 2020, our net debt was approximately $718 million, which included approximately $302 million in fixed rate debt, $420 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $4 million in net debt issuance costs. See Note 7 – Debt and Note – 16 Subsequent Events of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due during the years ending December 31:
	Total	2021	2022-2023	2024-2025	Thereafter
Debt interest(1)	$103,006,415	$26,649,882	$29,739,843	$24,241,004	$22,375,686
Debt principal(2)	721,512,177	100,767,277	326,810,554	49,912,695	244,021,651
Total contractual obligations(3)(4)	$824,518,592	$127,417,159	$356,550,397	$74,153,699	$266,397,337

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2020. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2020.

(2)	Amount represents principal payments only, excluding net debt premium and debt issuance costs.
(3)

Additionally, as of December 31, 2020, pursuant to the SSGT II Unit Purchase Agreement, we were contractually obligated to purchase up to an additional $7.5 million in SSGT II Preferred Units at SSGT II’s option. See Note 11 – Related Party Transactions of the Notes to the Consolidated Financial Statements for more information about our obligations under the SSGT II Unit Purchase Agreement.

(4)

On March 17, 2021, in conjunction with the SST IV Merger, we entered into new financings, assumed certain debt from SST IV, and paid off certain of our other existing debt. Please see Note 7 – Debt and Note 16 – Subsequent events of the Notes to the Consolidated Financial Statements for more information regarding the SST IV Merger and related refinancings.

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

As of December 31, 2020, our net debt was approximately $718 million, which included approximately $302 million in fixed rate debt, $420 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $4 million in net debt issuance costs. As of December 31, 2019, our net debt was approximately $713 million, which included approximately $302 million in fixed rate debt, $418 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $7.6 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.0 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2020:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt(2)	$1,294,246	$2,914,414	$3,384,140	$47,043,508	$2,869,187	$244,021,651	$301,527,146
Average interest rate(1)	4.63%	4.63%	4.63%	4.58%	4.52%	4.64%
Variable rate debt(2)	$99,473,031	$320,512,000	$—	$—	$—	$—	$419,985,031
Average interest rate(1)	3.07%	3.11%	N/A	N/A	N/A	N/A

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2020. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2020.

(2)

On March 17, 2021, in conjunction with the SST IV Merger, we entered into new financings, assumed certain debt from SST IV, and paid off certain of our other existing debt. Please see Note 7 – Debt, and Note 16 – Subsequent events of the Notes to the Consolidated Financial Statements for more information regarding the SST IV Merger and related refinancings.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC.

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

FOR THE YEAR ENDED DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SmartStop Self Storage REIT, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartStop Self Storage REIT, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment– SmartStop Trademark, Goodwill and Contingent Consideration Valuation

As described in Notes 2 and 5 to the consolidated financial statements, in the first quarter of 2020, the emergence and spread of the COVID-19 pandemic caused significant volatility in the economy and the capital markets. Given the disruption that COVID-19 had on the Managed REITs and their ability to raise additional equity, the Company evaluated the various intangible assets and liabilities associated with the sponsorship of the Managed REITs for impairment. The Company completed an interim goodwill and intangible asset impairment assessment for the Managed REIT platform reporting unit in response to the change in events and circumstances which indicated the carrying value may not be recoverable. In addition, the Class A-2 Units, issued as a form of contingent consideration in the Self Administration Transaction, are required to be revalued at each reporting period.  The conditions described above also had a significant impact on the fair value of the Class A-2 Units at that time. Significant judgment was required in estimating the fair values used in calculating the impairment of goodwill, the intangible asset associated with the SmartStop trademark related to the Managed REIT platform reporting unit and the contingent consideration liability.

We identified the valuation performed in connection with the interim impairment assessment related to goodwill and the SmartStop trademark and the valuation of the contingent consideration as a critical audit matter.  The significant valuation inputs and assumptions related to the goodwill impairment assessment included cash flow forecasts, discount rate, terminal value, and the valuation model used.  The significant valuation inputs and assumptions related to the trademark included the forecasted revenue, royalty rate, discount rate, and terminal value. The significant valuation inputs and assumptions related to the contingent consideration valuation included the forecasted assets under management, the discount for lack of marketability, and the risk adjusted discount rate. Auditing these elements involved a high degree of auditor judgment and subjectivity, including the extent of specialized skill or knowledge needed.

 The primary procedures we performed to address this critical audit matter included:

•	Evaluating the reasonableness of the forecasted revenues included in the trademark impairment assessment by comparing them to historical information.
•

Evaluating the reasonableness of the key valuation inputs used by the Company in the goodwill impairment assessment by comparing the cashflow forecasts to historical information, and the Managed REITs’ plans, at the time of the assessment, to suspend their offerings.

•

Evaluating the reasonableness of the forecasted assets under management included in the contingent consideration valuation assessment based on comparing them to historical results and management’s future plans.

•

Utilizing personnel with specialized knowledge and skill in valuation to assist in the evaluation of the trademark valuation, including i) the royalty rate, ii) the risk adjusted discount rate, and iii) terminal value used.

•

Utilizing personnel with specialized knowledge and skill in valuation to assist in the evaluation of the goodwill impairment assessment, including i) evaluating the appropriateness of the valuation model used, and ii) the reasonableness of the discount rate and terminal values used.

•

Utilizing personnel with specialized knowledge and skill in valuation to assist in the evaluation of the contingent consideration valuation, including i) the discount for lack of marketability, and ii) the risk adjusted discount rate.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Costa Mesa, California

March 26, 2021

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	December 31,
	2020	2019
ASSETS
Real estate facilities:
Land	$335,800,354	$332,350,688
Buildings	810,480,845	780,969,455
Site improvements	63,821,383	60,505,225
	1,210,102,582	1,173,825,368
Accumulated depreciation	(115,903,045)	(83,692,491)
	1,094,199,537	1,090,132,877
Construction in process	1,761,303	12,237,722
Real estate facilities, net	1,095,960,840	1,102,370,599
Cash and cash equivalents	72,705,624	62,279,757
Restricted cash	7,952,052	6,291,366
Investments in and advances to Managed REITs	15,624,389	6,072,399
Other assets, net	7,734,276	6,318,037
Intangible assets, net of accumulated amortization	12,406,427	30,040,426
Trademarks, net of accumulated amortization	16,194,118	19,688,167
Goodwill	53,643,331	78,372,980
Total assets	$1,282,221,057	$1,311,433,731
LIABILITIES AND EQUITY
Debt, net	$717,952,233	$712,733,002
Accounts payable and accrued liabilities	23,038,976	18,576,230
Due to affiliates	667,429	1,624,474
Distributions payable	6,650,317	5,159,105
Contingent earnout	28,600,000	31,100,000
Deferred tax liability	8,380,215	6,609,571
Total liabilities	785,289,170	775,802,382
Commitments and contingencies (Note 13)
Redeemable common stock	57,335,575	43,391,362
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 150,000 shares issued and outstanding at December 31, 2020 and 2019, respectively, with aggregate liquidation preferences of $202,928,620, and $151,665,753 at December 31, 2020 and 2019, respectively	196,356,107	146,426,164
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 52,660,402 and 51,435,124 shares issued and outstanding at December 31, 2020 and 2019, respectively	52,661	51,435
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,903,911 and 7,699,893 shares issued and outstanding at December 31, 2020 and 2019, respectively	7,904	7,700
Additional paid-in capital	492,408,006	491,433,240
Distributions	(163,953,169)	(128,642,787)
Accumulated deficit	(141,444,880)	(87,090,486)
Accumulated other comprehensive loss	(3,834,228)	(1,955,335)
Total SmartStop Self Storage REIT, Inc. equity	183,236,294	273,803,767
Noncontrolling interests in our Operating Partnership	59,982,111	71,988,256
Other noncontrolling interests	21,800	21,800
Total noncontrolling interests	60,003,911	72,010,056
Total equity	243,240,205	345,813,823
Total liabilities and equity	$1,282,221,057	$1,311,433,731

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues:
Self storage rental revenue	$104,888,883	$99,494,560	$78,473,091
Ancillary operating revenue	5,286,042	3,706,700	1,939,166
Managed REIT Platform revenue	8,048,630	3,068,306	—
Reimbursable costs from Managed REITs	5,800,808	3,258,983	—
Total revenues	124,024,363	109,528,549	80,412,257
Operating expenses:
Property operating expenses	38,305,199	35,723,111	25,228,704
Property operating expenses – affiliates	—	6,605,670	10,254,634
Managed REIT Platform expenses	2,806,921	2,739,556	—
Reimbursable costs from Managed REITs	5,800,808	3,258,983	—
General and administrative	16,471,199	10,461,453	4,848,447
Depreciation	32,294,627	29,605,278	20,379,694
Intangible amortization expense	9,777,116	11,493,394	2,422,997
Self administration transaction expenses	—	1,572,238	—
Acquisition expenses – affiliates	—	84,061	72,179
Other acquisition expenses	1,366,092	141,489	1,054,159
Contingent earnout adjustment	(2,500,000)	200,000	—
Impairment of goodwill and intangible assets	36,465,732	—	—
Impairment of investments in Managed REITs	4,376,879	—	—
Total operating expenses	145,164,573	101,885,233	64,260,814
Gain on sale of real estate	—	3,944,696	—
Operating income (loss)	(21,140,210)	11,588,012	16,151,443
Other income (expense):
Interest expense	(32,597,613)	(37,563,247)	(18,002,274)
Interest expense – accretion of fair market value of secured debt	130,682	131,611	413,353
Interest expense – debt issuance costs	(3,586,381)	(3,996,676)	(1,582,049)
Net loss on extinguishment of debt	—	(2,647,633)	—
Gain resulting from acquisition of unconsolidated affiliates	—	8,017,353	—
Other	5,986,719	(624,958)	(701,203)
Net loss	(51,206,803)	(25,095,538)	(3,720,730)
Net loss attributable to the noncontrolling interests in our Operating Partnership	6,901,931	2,010,959	22,353
Less: Distributions to preferred stockholders	(10,049,522)	(1,665,754)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(54,354,394)	$(24,750,333)	$(3,698,377)
Net loss per Class A share – basic and diluted	$(0.91)	$(0.42)	$(0.06)
Net loss per Class T share – basic and diluted	$(0.91)	$(0.42)	$(0.06)
Weighted average Class A shares outstanding – basic and diluted	51,813,718	50,734,472	49,902,967
Weighted average Class T shares outstanding – basic and diluted	7,802,689	7,607,654	7,441,250

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net loss	$(51,206,803)	$(25,095,538)	$(3,720,730)
Other comprehensive income (loss):
Foreign currency translation adjustment	965,103	2,371,517	(4,850,547)
Foreign currency hedge contract gains (losses)	(596,969)	(3,226,682)	5,251,438
Interest rate swap and cap contract losses	(2,541,625)	(2,575,366)	(379,745)
Other comprehensive gain (loss)	(2,173,491)	(3,430,531)	21,146
Comprehensive loss	(53,380,294)	(28,526,069)	(3,699,584)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	7,196,529	2,095,801	22,226
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(46,183,765)	$(26,430,268)	$(3,677,358)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2020, 2019 and 2018

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2017	49,386,092	$49,386	7,350,142	$7,351	$496,287,890	$(60,561,504)	$(58,641,776)	$1,369,208	$378,510,555	$4,427,469	$382,938,024	$—	$24,497,059
Conversion of OP Units to common stock	483,124	483	—	—	4,253,526	—	—	—	4,254,009	(4,254,009)	—	—	—
Redemption of interest in subsidiary	—	—	—	—	(125,000)	—	—	—	(125,000)	—	(125,000)	—	—
Offering costs	—	—	—	—	(16,902)	—	—	—	(16,902)	—	(16,902)	—	—
Issuance of restricted stock	10,500	11	—	—	—	—	—	—	11	—	11	—	—
Changes to redeemable common stock	—	—	—	—	(16,055,585)	—	—	—	(16,055,585)	—	(16,055,585)	—	16,055,585
Redemptions of common stock	(768,313)	(768)	(19,664)	(20)	—	—	—	—	(788)	—	(788)	—	(8,325,829)
Distributions	—	—	—	—	—	(33,686,822)	—	—	(33,686,822)	—	(33,686,822)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(228,863)	(228,863)	—	—
Issuance of shares for distribution reinvestment plan	1,325,656	1,325	203,312	203	16,055,585	—	—	—	16,057,113	—	16,057,113	—	—
Equity based compensation expense	—	—	—	—	75,293	—	—	—	75,293	—	75,293	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(3,698,377)	—	(3,698,377)	—	(3,698,377)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(22,353)	(22,353)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,850,547)	(4,850,547)	—	(4,850,547)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	5,251,438	5,251,438	—	5,251,438	—	—
Interest rate swap and cap contract losses	—	—	—	—	—	—	—	(379,745)	(379,745)	—	(379,745)	—	—
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$—	$32,226,815

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$—	$32,226,815
Offering costs	—	—	—	—	(42,039)	—	—	—	(42,039)	—	(42,039)	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	150,000,000	—
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	(3,573,836)	—
Issuance of limited partnership units in our Operating Partnership in connection with the SSGT Mergers	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399		—
Issuance of limited partnership units in our Operating Partnership in connection with the Self Administration Transaction	—	—	—	—	—	—	—	—	—	63,643,000	63,643,000		—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	—	—	—	—	9,687,035	—	—	—	9,687,035	9,112,965	18,800,000	—	—
Contribution of special limited partnership interest in exchange for limited partnership interests in our Operating Partnership	—	—	—	—	(18,800,000)	—	—	—	(18,800,000)	—	(18,800,000)	—	—
Noncontrolling interests related to the consolidated Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	21,800	21,800	—	—
Redemption of limited partnership interests held by our Former Advisor	—	—	—	—	(291,103)	—	—	—	(291,103)	91,103	(200,000)	—	—
Changes to redeemable common stock	—	—	—	—	(16,045,030)	—	—	—	(16,045,030)	—	(16,045,030)	—	16,046,535
Redemptions of common stock	(556,575)	(557)	(35,079)	(35)	—	—	—	—	(592)	—	(592)	—	(4,881,988)
Issuance of restricted stock	251,993	252	—	—	—	—	—	—	252	—	252	—	—
Distributions	—	—	—	—	—	(34,394,461)	—	—	(34,394,461)	—	(34,394,461)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,902,654)	(2,902,654)	—	—
Issuance of shares for distribution reinvestment plan	1,302,647	1,303	201,182	201	16,045,030	—	—	—	16,046,534	—	16,046,534	—	—
Equity based compensation expense	—	—	—	—	404,540	—	—	—	404,540	—	404,540	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(24,750,333)	—	(24,750,333)	—	(24,750,333)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,010,959)	(2,010,959)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,311,488	2,311,488	60,029	2,371,517	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(3,030,727)	(3,030,727)	(195,955)	(3,226,682)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(2,626,450)	(2,626,450)	51,084	(2,575,366)	—	—
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(46,907)	—	—	—	(46,907)	—	(46,907)	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	50,000,000	—
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	(70,057)	—
Changes to redeemable common stock	—	—	—	—	(15,954,081)	—	—	—	(15,954,081)	—	(15,954,081)	—	15,954,081
Redemptions of common stock	(164,894)	(165)	—	—	—	—	—	—	(165)	—	(165)	—	(2,009,868)
Issuance of restricted stock	71,567	72	—	—	—	—	—	—	72	—	72	—	—
Distributions	—	—	—	—	—	(35,310,382)	—	—	(35,310,382)	—	(35,310,382)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,525,293)	(5,525,293)	—	—
Issuance of shares for distribution reinvestment plan	1,318,605	1,319	204,018	204	15,952,558	—	—	—	15,954,081	—	15,954,081	—	—
Equity based compensation expense	—	—	—	—	1,023,196	—	—	—	1,023,196	715,677	1,738,873	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(54,354,394)	—	(54,354,394)	—	(54,354,394)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(6,901,931)	(6,901,931)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	845,698	845,698	119,405	965,103	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(525,540)	(525,540)	(71,429)	(596,969)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(2,199,051)	(2,199,051)	(342,574)	(2,541,625)	—	—
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(51,206,803)	$(25,095,538)	$(3,720,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,071,743	41,098,672	22,802,691
Change in deferred tax liability	(5,926,732)	(806,083)	—
Accretion of fair market value adjustment of secured debt	(130,682)	(131,611)	(413,353)
Amortization of debt issuance costs	3,586,381	3,996,676	1,582,049
Equity based compensation expense	1,738,873	404,540	75,293
Contingent earnout adjustment	(2,500,000)	200,000	—
Impairment of goodwill and intangible assets	36,465,732	—	—
Impairment of investments in Managed REITs	4,376,879	—	—
Unrealized foreign currency and derivative (gains) losses	(93,878)	(797,999)	151,777
Net loss on extinguishment of debt	—	2,647,633	—
Gain resulting from acquisition of unconsolidated affiliates	—	(8,017,353)	—
Gain on sale of real estate	—	(3,944,696)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(1,170,734)	(835,114)	(1,237,429)
Accounts payable and accrued liabilities	298,510	1,576,029	(794,156)
Managed REITs receivables	(428,284)	(122,629)	—
Due to affiliates	(311,134)	(405,505)	(87,017)
Net cash provided by operating activities	26,769,871	9,767,022	18,359,125
Cash flows from investing activities:
Purchase of real estate	(612,892)	(9,435,343)	—
Additions to real estate	(14,946,580)	(12,291,574)	(1,952,738)
Deposits on acquisition of real estate facilities	(298,317)	(200,000)	—
Purchase of SSGT II Preferred Units	(32,500,000)	—	—
Redemption of SSGT II Preferred Units	19,000,000	—	—
Settlement of foreign currency hedges	398,951	918,558	2,132,261
SSGT Mergers, net of cash acquired	—	(345,538,595)	—
Self Administration Transaction, net of cash acquired	—	(3,292,958)	—
Investment in real estate joint ventures	—	—	(3,358,814)
Net proceeds from the sale of real estate	—	15,721,610	—
Purchase of foreign currency hedge	—	(147,347)	—
Settlement of company owned life insurance	—	3,122,962	—
Proceeds from sale of real estate joint venture	—	3,358,814	—
Net cash used in investing activities	(28,958,838)	(347,783,873)	(3,179,291)
Cash flows from financing activities:
Gross proceeds from issuance of debt	341,717	535,852,363	91,229,806
Repayment of debt	—	(251,732,077)	(72,513,082)
Scheduled principal payments on debt	(701,136)	(802,789)	(1,892,622)
Debt issuance costs	(4,537)	(8,531,362)	(1,892,495)
Common stock offering costs	(656,524)	(709,842)	(693,971)
Gross proceeds from issuance of preferred stock	50,000,000	150,000,000	—
Preferred stock issuance costs	(70,057)	(3,573,836)	—
Redemption of common stock	(1,708,305)	(5,740,677)	(7,758,830)
Distributions paid to preferred stockholders	(8,786,655)	—	—
Distributions paid to common stockholders	(19,160,171)	(18,207,418)	(17,566,799)
Distributions paid to noncontrolling interests in our Operating Partnership	(5,514,994)	(2,440,247)	(253,480)
Redemption of noncontrolling interest	—	(200,000)	(125,000)
Debt defeasance costs	—	(1,690,703)	—
Prepaid debt issuance costs	—	—	(1,075,000)
Net cash provided by (used in) financing activities	13,739,338	392,223,412	(12,541,473)
Impact of foreign exchange rate changes on cash and cash equivalents and restricted cash	536,182	352,354	(494,565)
Change in cash, cash equivalents, and restricted cash	12,086,553	54,558,915	2,143,796

Cash, cash equivalents, and restricted cash beginning of period	68,571,123	14,012,208	11,868,412
Cash, cash equivalents, and restricted cash end of period	$80,657,676	$68,571,123	$14,012,208

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$32,834,244	$35,942,900	$17,976,018
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$15,954,081	$16,046,534	$16,057,113
Distributions payable	$6,650,317	$5,159,105	$2,890,395
Redemption of common stock included in accounts payable and accrued liabilities	$732,725	$431,326	$1,291,520
Deposit applied to the purchase of real estate	$200,000	$1,000,000	$—
Real estate and construction in process included in accounts payable and accrued liabilities	$248,845	$1,420,217	$617,667
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$4,862,285	$3,575,580	$2,774,111
Issuance of units in our Operating Partnership in SSGT Mergers	$—	$4,217,399	$—
Debt assumed in SSGT Mergers	$—	$5,038,435	$—
Net liabilities assumed in SSGT Mergers	$—	$1,712,596	$—
Issuance of Class A-1 units in our Operating Partnership in the Self Administration Transaction	$—	$63,643,000	$—
Debt assumed in the Self Administration Transaction	$—	$19,219,126	$—
Contingent earnout consideration issued in the Self Administration Transaction	$—	$30,900,000	$—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	$—	$18,800,000	$—
Deferred tax liabilities related to the Self Administration Transaction	$—	$7,415,654	$—
Accounts payable and other accrued liabilities assumed in the Self Administration Transaction	$—	$722,286	$—
Transfer of other assets to debt issuance costs	$—	$1,075,000	$—
Issuance of common stock in exchange for units in our Operating Partnership	$—	$—	$4,254,009

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Note 1. Organization

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of December 31, 2020, we owned 112 self storage facilities located in 17 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas and Washington) and the Greater Toronto Area of Ontario, Canada. As discussed herein, we, through our subsidiaries, also serve as the sponsor of Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, and Strategic Storage Growth Trust II, Inc. (“SSGT II”) (collectively with SST IV, the “Managed REITs”), a private non-traded REIT, and operate the properties owned by the Managed REITs, consisting of 37 properties and approximately 30,000 units and 3.1 million rentable square feet. Through our Managed REIT Platform (as defined below), we have the internal capability to originate, structure, and manage additional investment products.

Significant Acquisitions and Transactions

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”). The JV Properties consist of three operating self storage properties and three parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”). Additionally, we obtained the rights to acquire, upon its completion, a self storage property that is being developed in San Gabriel, California.

See Note 16 - Subsequent Events, for additional information related to the SST IV Merger.

New Credit Facility

On March 17, 2021, we, through SmartStop OP, L.P. (our “Operating Partnership”), entered into a credit facility with KeyBank, National Association as administrative agent, with an initial aggregate amount of $500 million (the “Credit Facility”), which consists of a $250 million revolving credit facility and a $250 million term loan. The revolving credit facility has an initial term of three years, with a one year extension option, and the term loan has a term of five years, with no extension option. Borrowings under the new Credit Facility may be in either U.S. dollars or Canadian dollars. Upon the closing of the Credit Facility, we immediately made the following drawdowns: (i) under the Credit Facility revolver (A) $199 million in USD borrowings and (B) CAD$2.5 million in Canadian dollar borrowings (approximately $2 million equivalent in U.S. dollars), and (ii) under the Credit Facility term loan (A) $150 million in US borrowings and (B) CAD$124.7 million in Canadian dollar borrowings (approximately $100 million equivalent in U.S. dollars), for an aggregate amount of approximately $451 million. We used the proceeds primarily to pay off certain existing indebtedness as well as indebtedness of SST IV in connection with the SST IV Merger.

See Note 16 - Subsequent Events, for additional information related to the new Credit Facility.

Self Administration Transaction

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”).  As a result of the Self Administration Transaction, we became self-managed and the sponsor of SST IV and SSGT II. We originate, structure and manage investment products (the “Managed REIT Platform”) through SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. See Note 4, Self Administration Transaction and Note 11 – Related Party Transactions, for additional information.

SSGT Mergers

On October 1, 2018, we, our Operating Partnership, and SST II Growth Acquisition, LLC, our wholly-owned subsidiary (“SSGT Merger Sub”), entered into an Agreement and Plan of Merger (the “SSGT Merger Agreement”) with Strategic Storage Growth Trust, Inc. (“SSGT”), a non-traded REIT then sponsored by SAM, and SS Growth Operating Partnership, L.P. (“SSGT OP”).  Pursuant to the terms and conditions set forth in the SSGT Merger Agreement, on January 24, 2019: (i) we acquired SSGT by way of a merger of SSGT with and into SSGT Merger Sub, with SSGT Merger Sub being the surviving entity (the “SSGT REIT Merger”); and (ii) immediately after the SSGT REIT Merger, SSGT OP merged with and into our Operating Partnership, with the Operating Partnership continuing as the surviving entity and remaining a subsidiary of the Company (the “SSGT Partnership Merger” and, together with the SSGT REIT Merger, the “SSGT Mergers”).  SSGT was a REIT with stated investment objectives to acquire opportunistic self storage properties, including development and lease-up properties. See Note 3, Real Estate Facilities—Merger with Strategic Storage Growth Trust, Inc., for additional information related to the SSGT Mergers.

Equity

The Company was formed on January 8, 2013, under the Maryland General Corporation Law.  We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).   At the termination of our offering in January 2017, we had sold approximately 48 million shares of Class A common stock (“Class A Shares”) and approximately 7 million shares of Class T common stock (“Class T Shares”) for approximately $493 million and $73 million respectively.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2020, we had sold approximately 5.3 million Class A Shares and approximately 0.8 million Class T Shares for approximately $55.5 million and $8.5 million, respectively, in our DRP Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

As a result of the calculation of our estimated value per share, beginning in May 2020, shares sold pursuant to our DRP Offering are being sold at the estimated value per share of $10.40 for both Class A Shares and Class T Shares.

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

Other Corporate History

Our Operating Partnership was formed on January 9, 2013. During 2013, Strategic Storage Advisor II, LLC, our former external advisor (“Former External Advisor”) purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. See Note 4, Self Administration Transaction, for additional information.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we own. As of December 31, 2020, we owned approximately 86.5% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 13.5% of the common units are owned by certain members of our executive management team or indirectly by SAM and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (our “TRS”), or other taxable REIT subsidiaries which are directly or indirectly wholly-owned subsidiaries of our Operating Partnership.

COVID-19

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have been affected by COVID-19 in various ways, including but not limited to, national and local jurisdictions issuing orders causing temporary restrictions on our business in certain markets, temporary shutdowns of certain of our facilities, customer behavior and their comfort levels visiting our facilities, as well as the broader economic impacts of COVID-19. The financial impact associated with these items were most significant in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020. Future governmental orders or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted

Note 2. Summary of Significant Accounting Policies

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Unaudited Information

The square footage, unit count, and occupancy percentage data and disclosures included in these notes to the consolidated financial statements are unaudited.

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

As of December 31, 2020, and 2019, we were not a party to any other contracts/interests that would be deemed to be variable interest in VIEs other than our Tenant Programs joint ventures with SST IV and SSGT II which were acquired in the Self Administration Transaction, which are consolidated.

Equity Investments

Under the equity method, our investments will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of December 31, 2020, and 2019, we owned equity investments with a carrying value of approximately $15.1 million, and $5.8 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our Consolidated Balance Sheets. We account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Also included in Investments in and advances to Managed REITs as of December 31, 2020 are receivables from the Managed REITs of approximately $0.5 million. As of December 31, 2019, receivables from the Managed REITs approximated $0.3 million. For additional discussion, see Note 11 – Related Party Transactions.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none, approximately $13.6 million, and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2020, 2019 and 2018 respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2020 and 2019, our property acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the years ended December 31, 2020, 2019, and 2018 we expensed approximately $1.4 million, $0.2 million, and $1.1 million respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the years ended December 31, 2020, 2019, and 2018, no impairment losses were recognized.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2021, 2022, 2023, 2024, and thereafter is approximately $140,000, $140,000, $140,000, $70,000, and none, respectively.

We qualitatively evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

December 31, 2020, 2019 and 2018

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

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

December 31, 2020, 2019 and 2018

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2020, the gross amount allocated to in-place lease intangibles was approximately $47.3 million and accumulated amortization of in-place lease intangibles totaled approximately $45.7 million. As of December 31, 2019, the gross amounts allocated to in-place lease intangibles were approximately $46.8 million and accumulated amortization of in-place lease intangibles totaled approximately $40.4 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2021, 2022, 2023, 2024, 2025 and thereafter is approximately $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $1.0 million respectively.

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

As of December 31, 2020, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $18.1 million and the accumulated amortization was approximately $7.3 million. As of December 31, 2019, the gross amount of the intangibles related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $26.5 million and accumulated amortization of those intangibles totaled approximately $2.9 million

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is approximately $2.9 million, $2.9 million, $2.9 million, $1.8 million and $0.3 million, respectively.

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

See Note 5 – Self Administration Transaction – Intangibles, Goodwill, and Certain Other Assets and Liabilities for additional information.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt (see Note 7). Debt issuance costs are amortized on a straight-line basis over the term of the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

related loan, which is not materially different than the effective interest method. As of December 31, 2020, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $12.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $7.9 million. As of December 31, 2019, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $11.9 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $4.3 million.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $0.6 million and approximately $0.9 million for the years ended December 31, 2020 and 2019, respectively.

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

December 31, 2020, 2019 and 2018

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

On August 20, 2020, our board of directors determined that it would be in our best interests to partially reinstate the SRP, effective as of September 23, 2020.

Currently, our redemption program remains suspended other than for redemptions sought in connection with a stockholder’s death, qualifying disability, confinement to a long-term care facility or other exigent circumstances.

For the year ended December 31, 2020, we received redemption requests totaling approximately $2.0 million (approximately 0.2 million shares), approximately $1.3 million of which were fulfilled during the year ended December 31, 2020, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2020 and fulfilled in January 2021.

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

December 31, 2020, 2019 and 2018

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

The table below summarizes our fixed rate notes payable at December 31, 2020 and 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$316,000,000	$301,988,969	$311,700,000	$302,820,786

As of December 31, 2020 and 2019, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 7 and 9). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2020, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

Out-of-Period Adjustment

During the fourth quarter of 2020, we recorded an out-of-period adjustment to record additional net real estate related assets of approximately $6.9 million and a corresponding net deferred tax liability of approximately $5.8 million related to certain Canadian properties acquired during the years ended December 31, 2017 and 2019.  Additionally, we recorded related additional depreciation and amortization expense of approximately $0.7 million and a deferred tax benefit of approximately $1.8 million, resulting in a reduction in our net loss of approximately $1.1 million in 2020 related to the out-of-period adjustment.  We concluded that the adjustment was not material to our consolidated balance sheet or statement of operations for the year ended December 31, 2020 or any prior periods.

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not equal net income as calculated in accordance with GAAP).

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

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state, local, and foreign taxes on our income and property, and federal income and excise taxes on our undistributed income.

We filed an election to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services to the Managed

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

REITs and otherwise generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. As of December 31, 2020 and 2019 we had a deferred tax liability of approximately $8.4 million and $6.6 million, respectively, related to intangible assets acquired in the Self Administration Transaction and real property tax basis differences in certain of our Canadian properties. As of December 31, 2020, the net deferred tax liability of approximately $8.4 million was comprised of a deferred tax liability of approximately $2.6 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $5.8 million recorded at certain of our Canadian properties. The $5.8 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $9.6 million, net of a gross deferred tax asset of approximately $3.8 million.

The income tax benefit for the years ended December 31, 2020 and 2019 includes a deferred tax benefit of approximately $5.9 million and $0.8 million, respectively, and a current tax expense of approximately $0.1 million and none, respectively.

The Company recorded a net combined foreign, federal, and state income tax benefit of $5.8 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively, which are included in Other in our consolidated statements of operations. At December 31, 2020 and 2019, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2020 and 2019, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2016-2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of December 2020, approximately 24%, 21%, and 13% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard and all related amendments on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases. In addition, the new standard requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as a reduction to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $1.4 million and $1.7 million for the years ended December 31, 2020, and 2019, respectively. During the year ended December 31, 2018, bad debt expense totaled approximately $1.2 million, and is included in property operating expenses.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarified that receivables arising from operating leases are within the scope of the leasing standard (ASU 2016-02), and not within the scope of ASU 2016-13. This new standard became effective on January 1, 2020. Our adoption of this standard did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”.  The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value and the carrying value, as applicable. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. The Company early adopted ASU 2017-04 effective beginning January 1, 2019.

Recently Issued Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." The new guidance simplifies the accounting for convertible instruments and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. Additionally, this standard amends the related earnings per share guidance. The guidance in ASU 2020-06 becomes effective for fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2020 and 2019:

Real estate facilities
Balance at December 31, 2018	$820,296,026
Facilities acquired through merger with SSGT	334,139,296
Asset disposals	(11,688,993)
Corporate office acquired through Self Administration Transaction	6,500,000
Other facility acquisitions	10,430,942
Impact of foreign exchange rate changes	6,582,603
Improvements and additions	7,565,494
Balance at December 31, 2019	1,173,825,368
Impact of foreign exchange rate changes	4,147,798
Acquisitions, additions and other(1)	32,129,416
Balance at December 31, 2020	$1,210,102,582
Accumulated depreciation
Balance at December 31, 2018	$(54,264,685)
Asset disposals	202,416
Depreciation expense	(29,188,668)
Impact of foreign exchange rate changes	(441,554)
Balance at December 31, 2019	(83,692,491)
Depreciation expense	(31,711,102)
Impact of foreign exchange rate changes	(499,452)
Balance at December 31, 2020	$(115,903,045)

(1)	Such amount includes approximately $13 million of construction in process that was placed into service during the year ended December 31, 2020.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

There can be no assurances that we will complete these acquisitions. If we fail to acquire the Etobicoke Property or the Scarborough Property, in addition to the incurred acquisition costs, we may also forfeit earnest money deposits as a result.

On November 18, 2020, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property (the “Jane Street Property”) in the city of North York, Ontario. We intend on developing the Jane Street Property into a self storage facility. The purchase price for the Jane Street Property is approximately $8.5 million CAD, plus closing costs. There can be no assurance that we will complete the acquisition. If we fail to acquire the Jane Street Property, in addition to the incurred acquisition costs, we may also forfeit earnest money deposits as a result.

On February 18, 2021, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property (the “Oakville IQ Property”) in the city of Oakville, Ontario. The purchase price for the Oakville IQ Property is approximately $25.0 million CAD, plus closing costs. There can be no assurance that we will complete the acquisition. If we fail to acquire the Oakville IQ Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may decide to enter into joint venture agreements with SmartCentres for some or all of the above mentioned Canadian properties currently under contract.

On March 19, 2021, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in the city of Henderson, Nevada (the “Henderson Property”). The purchase price for the Henderson Property is approximately $12.6 million, plus closing costs. There can be no assurance that we will complete the acquisition. If we fail to acquire the Henderson Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On March 19, 2021, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage property (the “Durango Property”) in the city of Las Vegas, Nevada. The purchase price for the Durango Property is approximately $8.0 million, plus closing costs. There can be no assurance that we will complete the acquisition. If we fail to acquire the Durango Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On March 24, 2021, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in the city of Phoenix, Arizona (the “Baseline III Property”). The purchase price for the Baseline III Property is approximately $11.0 million, plus closing costs. There can be no assurance that we will complete the acquisition. If we fail to acquire the Baseline III Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Merger with Strategic Storage Growth Trust, Inc.

On January 24, 2019, we closed on the SSGT Mergers. At the effective time of the SSGT Mergers, each outstanding unit of partnership interest in SSGT OP was converted automatically into 1.127 units of partnership interest in our Operating Partnership, which resulted in approximately 396,000 Class A Units of our Operating Partnership being issued to SS Growth Advisor, LLC, a subsidiary of SAM.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

The proceeds used to fund the SSGT Mergers and the repayment of approximately $141 million of our outstanding debt were funded by the SSGT Merger Financings, totaling approximately $500 million, as described in Note 7 – Debt.

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

December 31, 2020, 2019 and 2018

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)

The operating results of the self storage properties acquired during the year ended December 31, 2019 were included in our consolidated statements of operations since their respective acquisition date.

(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expenses, depreciation, amortization and acquisition expenses.
(4)

Construction in process relates to the Torbarrie property in Toronto, Canada, which is a self storage property that was under construction at the time of acquisition. Such facility opened subsequently in 2020.

(5)

SSGT had stated investment objectives to acquire opportunistic self storage properties, including development, and lease-up properties. As a result, many of its properties were not physically and/or economically stabilized as of the date of the SSGT Mergers.

(6)	The Gilbert Property was acquired with 0% occupancy as of the acquisition date.

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

As a result of the Self Administration Transaction, SAM was no longer our sponsor, and we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV, SSGT II, and we acquired the internal capability to originate, structure and manage additional future investment products which would be sponsored by SRA.

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

December 31, 2020, 2019 and 2018

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

The conversion features of the Class A-2 Units are as follows: (A) the first time the aggregate incremental assets under management (“AUM”) (as defined in the Operating Partnership Agreement) of the Operating Partnership equals or exceeds $300,000,000, one-third of the Class A-2 Units will automatically convert into Class A-1 Units, (B) the first time the incremental AUM of the Operating Partnership equals or exceeds $500,000,000, an additional one-third of the Class A-2 Units will automatically convert into Class A-1 Units, and (C) the first time the incremental AUM equals or exceeds $700,000,000, the remaining one-third of the Class A-2 Units will automatically convert into Class A-1 Units (each an “Earnout Achievement Date”).  On each Earnout Achievement Date, the Class A-2 Units will automatically convert into Class A-1 Units based on an earnout unit exchange ratio, which is equal to $10.66 divided by the then current value of our Class A common stock.  The Class A-2 Units conversion rights will expire seven years following the closing date of the Self Administration Transaction.  Notwithstanding the foregoing, the earnout consideration will be earned and automatically convert in the event of an “Earnout Acceleration Event” (as defined in the Operating Partnership Agreement), which includes each of the following: certain change of control events (as described in the Operating Partnership Agreement), or H. Michael Schwartz being removed either as a member of our board of directors or as one of our executive officers for any reason other than for cause. For additional information related to the conversion of the Class A-2 Units, see Note 16 – Subsequent Events.

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

December 31, 2020, 2019 and 2018

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

The estimated fair value of the contingent earnout, Class A-2 Units, was determined using the net asset value calculation described above and further adjusted based on a discounted probability weighted forecast of achieving the requisite AUM thresholds. Subsequent to the completion of the Self Administration Transaction, such liability is required to be recorded at fair value. For additional information, see Note 5 – Self Administration Transaction – Intangible Assets, Goodwill and Certain Other Assets and Liabilities. As of December 31, 2020, we have added incremental assets under management of approximately $250 million since the close of the Self Administration Transaction.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

December 31, 2020, 2019 and 2018

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

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, the TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support.  SAM and the Company Parties will reimburse one another based on the actual costs of providing their respective services. Additionally, SAM will pay the Company Parties an allocation of rent and overhead for the portion it occupies in the Ladera Office. Such agreement has a term of three years and is subject to certain adjustments as defined in the agreement.

Note 5. Self Administration Transaction - Intangible Assets, Goodwill and Certain Other Assets and Liabilities

The emergence and spread of the COVID-19 pandemic caused significant volatility and disruption in the economy and the capital markets beginning in the first quarter of 2020. The increase in consumer and investor uncertainty had an impact on our Managed REITs, specifically the Managed REITs’ ability to attract investor equity in the face of economic weakness and volatility. The volatility and uncertainty in the economy caused various broker dealers that our Managed REITs had selling agreements with to temporarily halt non-traded REIT sales within their advisory networks. Effective April 30, 2020, the Managed REITs suspended their offerings. Given the disruption that COVID-19 had on the capital markets and our Managed REITs and their ability to raise additional equity, accordingly we evaluated the various intangible assets and liabilities associated with the sponsorship of the Managed REITs for impairment.

Based on the above facts, we revised our capital raise projections for the Managed REITs. We then evaluated the revised projected undiscounted future cash flows of our amortizing intangible assets to determine if they exceeded their respective carrying values and we determined that certain trademarks and management contracts acquired in the Self Administration Transaction were impaired. For such assets we recorded impairments to reduce their carrying value to their respective fair values. For our indefinite-lived trademark we determined that the carrying value was in excess of its fair value and therefore recorded an impairment equal to the difference. As a result, we recorded impairment charges totaling approximately $11.7 million to intangible assets, consisting of approximately $3.3 million related to our trademarks, approximately $2.2 million related to the management contracts of SST IV and approximately $6.2 million related to the management contracts of SSGT II. We similarly evaluated goodwill for impairment and determined that the carrying value of the goodwill related to our Managed REIT segment was in excess of fair value, and therefore impaired and we recognized an impairment charge of approximately $24.7 million. Goodwill related to our self storage operations was not impaired.

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

December 31, 2020, 2019 and 2018

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

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which is required to be revalued at each reporting period, based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event.  The revised capital raise projections discussed above reduced the probability of the Class A-2 Units converting, which had the result of decreasing the estimated fair value of the contingent earnout liability from approximately $31.1 million as of December 31, 2019 to approximately $23.9 million as of the date of the impairment analysis. As of December 31, 2020, the estimated fair value of the contingent earnout liability is approximately $28.6 million.

Note 6. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the combined results of operations of the Company for the years ended December 31, 2020 and 2019. Such presentation reflects the Company’s acquisitions that occurred during 2019, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2018. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Pro forma revenue	$124,024,363	$113,847,174
Pro forma operating expenses	$(144,097,906)	$(103,065,650)
Pro forma net income (loss) attributable to common stockholders	$(53,586,219)	$(27,522,507)

The pro forma financial information for the years ended December 31, 2020 and 2019 was adjusted to exclude none and approximately $1.6 million, respectively, for acquisition related expenses.

Note 7. Debt

The Company’s debt is summarized as follows:

Encumbered Property	December 31, 2020	December 31, 2019	Interest Rate		Maturity Date
KeyBank CMBS Loan(1)	$95,000,000	$95,000,000	3.89%		8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%		5/1/2027
Midland North Carolina CMBS Loan(3)	46,427,994	47,048,287	5.31%		8/1/2024
Canadian CitiBank Loan(4)(12)	87,337,110	85,500,660	2.72%		10/9/2021
CMBS SASB Loan(5)(12)	235,000,000	235,000,000	3.13%	(11)	2/9/2022
CMBS Loan(6)	104,000,000	104,000,000	5.00%		2/1/2029
Secured Loan(7) (8)(12)	85,512,000	85,512,000	3.00%		1/24/2022
Stoney Creek Loan(9)(12)	5,712,058	5,591,950	4.65%		10/1/2021
Torbarrie Loan(10)(12)	6,423,863	5,936,996	4.65%		9/1/2021
Ladera Office Loan	4,099,152	4,179,994	4.29%		11/1/2026
Premium on secured debt, net	461,823	592,505
Debt issuance costs, net	(4,021,767)	(7,629,390)
Total debt	$717,952,233	$712,733,002

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

December 31, 2020, 2019 and 2018

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

(9)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of December 31, 2020, and in no event shall the total interest rate fall below 4.65% per annum. The Stoney Creek loan was assumed in the SSGT Mergers and had a balance of approximately $5 million USD as of the SSGT Mergers date. The Stoney Creek loan is secured by a first lien deed of trust on the Stoney Creek property and all improvements thereto, is cross-collateralized with the Torbarrie property, and is guaranteed by the Company. The amounts shown above are in USD based on the foreign exchange rate in effect as of December 31, 2020.

(10)

This variable rate loan bears interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of December 31, 2020, and in no event shall the total interest rate fall below 4.65% per annum. The Torbarrie loan was assumed in the SSGT Mergers and had no outstanding balance as of the date of the SSGT Mergers. The Torbarrie loan is secured by a first lien deed of trust on the Torbarrie property and all improvements thereto, is cross-collateralized with the Stoney Creek property, and is guaranteed by the Company. The amounts shown above are in USD based on the foreign exchange rate in effect as of December 31, 2020.

(11)

This loan incurs interest at LIBOR plus 3%, which resulted in an interest rate of 3.13% as of December 31, 2020. However, in June 2019, we purchased an interest rate swap whereby LIBOR is fixed at 1.79% though February 15, 2022, which results in an effective fixed interest rate of 4.79% on this loan.

(12)	On March 17, 2021, these loans were paid off in full in conjunction with the SST IV Merger. See Note 16 – Subsequent Events for additional information.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of December 31, 2020 was approximately 3.72%. We are subject to certain restrictive covenants relating to the outstanding debt. As of December 31, 2020, we were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

The loan documents for the CMBS SASB Loan contain: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranties, with respect to the CMBS SASB Mortgage Loan (the “CMBS SASB Mortgage Loan Guaranty”), and with respect to the CMBS SASB Mezzanine Loan (the “CMBS SASB Mezzanine Loan Guaranty” and collectively the “CMBS SASB Guarantees”), each dated January 24, 2019, in favor of the CMBS SASB Lenders, the Company serves as a non-recourse guarantor with respect to each of the CMBS SASB Mortgage Loan and the CMBS SASB Mezzanine Loan and is subject to certain net worth and liquidity requirements, each as described in the CMBS SASB Guarantees .

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

Secured Loan

This represents secured financing with KeyBank, Fifth Third Bank (“Fifth Third”), and SunTrust Bank (“SunTrust”) as equal co-lenders (the “Secured Lenders”) pursuant to a mortgage loan (the “Secured Loan”). The Secured Loan was secured by a first mortgage or deed of trust on each of 16 wholly owned properties. The loan has a maturity date of January 24, 2022, which may, in certain circumstances, be extended at the option of the borrower for one additional term equal to one year, as set forth in the Secured Loan Agreement. Monthly payments due under the Secured Loan Agreement are interest-only, with the full principal amount becoming due and payable on the maturity date. On January 24, 2019, the initial borrowing of approximately $89.2 million was made under the Secured Loan. As of December 31, 2019, and 2020, the outstanding balance on the Secured Loan was approximately $85.5 million.

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

December 31, 2020, 2019 and 2018

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

Canadian CitiBank Loan

On October 11, 2018, we, through 10 special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with CitiBank, N.A. (“CitiBank”), as lender.  Under the terms of the loan agreement (the “CitiBank Loan Agreement”), we have a maximum borrowing capacity of $112 million CAD, of which we initially borrowed $99.3 million CAD (the “Initial Proceeds”). The Initial Proceeds were primarily used to pay off all of the existing loans encumbering 10 of our properties located in the greater Toronto area, Canada, all of which now serve as collateral under the CitiBank Loan Agreement. As of December 31, 2020, we had an outstanding balance of $111.3 million CAD, and have the right to receive future advances in the aggregate amount of up to $0.7 million CAD, subject to certain conditions as set forth in the CitiBank Loan Agreement.

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

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2020:

2021	$100,767,277
2022	323,426,414
2023	3,384,140
2024	47,043,508
2025	2,869,187
2026 and thereafter	244,021,651
Total payments	721,512,177
Premium on secured debt, net	461,823
Debt issuance costs, net	(4,021,767)
Total	$717,952,233

On March 17, 2021, in conjunction with the SST IV Merger, we entered into new financings, assumed certain debt from SST IV, and paid off certain of our other existing debt. See Note 16 – Subsequent Events. The following table presents the future principal payment requirements on outstanding debt as of March 17, 2021:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

2021	$1,100,433
2022	2,914,414
2023	44,052,298
2024	248,046,008
2025	2,869,187
2026 and thereafter	534,406,353
Total payments	$833,388,693

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

December 31, 2020, 2019 and 2018

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

As of December 31, 2020, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $202.9 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $2.9 million of accumulated and unpaid distributions. As of December 31, 2019, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $151.7 million, which consisted of $150 million from the Initial Closing, approximately $1.6 million of accumulated and unpaid distributions, and approximately $0.1 million of accumulated and unpaid fees on the undrawn commitment.

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

December 31, 2020, 2019 and 2018

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

The following table summarizes the terms of our derivative financial instruments as of December 31, 2020:

	Notional Amount		Strike	Effective Date	Maturity Date
Interest Rate Swap:
LIBOR Swap	$235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Caps:
LIBOR Cap	$80,000,000		0.50%	August 3, 2020	August 2, 2021
CDOR Cap	99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$95,000,000	(1)	1.334	February 10, 2020	February 10, 2021(2)

(1)	Notional amounts shown are denominated in CAD.
(2)	On February 10, 2021, we rolled this currency forward into a new $95 million CAD currency forward with a strike price of 1.334, and a maturity date of April 12, 2021.

On January 25, 2019, we settled a $90 million CAD foreign currency forward, receiving a net settlement of approximately $2.1 million and simultaneously entered into a $95 million CAD foreign currency forward. On July 8, 2019, we settled the $95 million CAD foreign currency forward, paying a net settlement of approximately $0.6 million and simultaneously entered into a $95 million CAD currency option. On December 9, 2019 the CAD currency option expired and we simultaneously entered into a two month $95 million CAD foreign currency forward. On February 10, 2020, we settled the CAD currency forward, receiving a net settlement of approximately $0.5 million and simultaneously entered into a one year $95 million CAD foreign currency forward. A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive loss, the other portion, a loss of approximately $0.8 million and $0.4 million related to the ineffective portion is recorded in other income within our consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2020 and 2019:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	December 31, 2020	December 31, 2019
Interest Rate Swaps
Accounts payable and accrued liabilities	$4,379,424	$1,695,140
Interest Rate Caps
Other assets	$—	$28,847
Foreign Currency Hedges
Accounts payable and accrued liabilities	$3,270,910	$1,425,632

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

The following tables summarize information for the reportable segments for the periods presented:

	Year Ended December 31, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$104,888,883	$—	$—	$104,888,883
Ancillary operating revenue	5,286,042	—	—	5,286,042
Managed REIT Platform revenue	—	8,048,630	—	8,048,630
Reimbursable costs from Managed REITs	—	5,800,808	—	5,800,808
Total revenues	110,174,925	13,849,438	—	124,024,363
Operating expenses:
Property operating expenses	38,305,199	—	—	38,305,199
Managed REIT Platform expense	—	2,806,921	—	2,806,921
Reimbursable costs from Managed REITs	—	5,800,808	—	5,800,808
General and administrative	—	—	16,471,199	16,471,199
Depreciation	31,773,526	—	521,101	32,294,627
Intangible amortization expense	5,234,312	4,542,804	—	9,777,116
Other property acquisition expenses	1,366,092	—	—	1,366,092
Contingent earnout adjustment	—	(2,500,000)	—	(2,500,000)
Impairment of goodwill and intangible assets	—	36,465,732	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879	—	4,376,879
Total operating expenses	76,679,129	51,493,144	16,992,300	145,164,573
Operating income (loss)	33,495,796	(37,643,706)	(16,992,300)	(21,140,210)
Other income (expense):
Interest expense	(32,417,179)	—	(180,434)	(32,597,613)
Interest expense – accretion of fair market value of secured debt	130,682	—	—	130,682
Interest expense – debt issuance costs	(3,577,730)	—	(8,651)	(3,586,381)
Other	1,708,026	4,557,129	(278,436)	5,986,719
Net loss	$(660,405)	$(33,086,577)	$(17,459,821)	$(51,206,803)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

	Year Ended December 31, 2019
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$99,494,560	$—	$—	$99,494,560
Ancillary operating revenue	3,706,700	—	—	3,706,700
Managed REIT Platform revenue	—	3,068,306	—	3,068,306
Reimbursable costs from Managed REITs	—	3,258,983	—	3,258,983
Total revenues	103,201,260	6,327,289	—	109,528,549
Operating expenses:
Property operating expenses	35,723,111	—	—	35,723,111
Property operating expenses – affiliates	6,605,670	—	—	6,605,670
Managed REIT Platform expense	—	2,739,556	—	2,739,556
Reimbursable costs from Managed REITs	—	3,258,983	—	3,258,983
General and administrative	—	—	10,461,453	10,461,453
Depreciation	29,305,979	—	299,299	29,605,278
Intangible amortization expense	9,051,083	2,442,311	—	11,493,394
Contingent earnout adjustment	—	—	200,000	200,000
Self administration transaction expenses	—	—	1,572,238	1,572,238
Acquisition expenses – affiliates	84,061	—	—	84,061
Other property acquisition expenses	141,489	—	—	141,489
Total operating expenses	80,911,393	8,440,850	12,532,990	101,885,233
Gain on sale of real estate	3,944,696	—	—	3,944,696
Operating income (loss)	26,234,563	(2,113,561)	(12,532,990)	11,588,012
Other income (expense):
Interest expense	(37,469,725)	—	(93,522)	(37,563,247)
Interest expense – accretion of fair market value of secured debt	131,611	—	—	131,611
Interest expense – debt issuance costs	(3,990,421)	—	(6,255)	(3,996,676)
Net loss on extinguishment of debt	(2,635,278)	—	(12,355)	(2,647,633)
Gain resulting from acquisition of unconsolidated affiliates	8,017,353	—	—	8,017,353
Other	(1,159,570)	534,612	—	(624,958)
Net loss	$(10,871,467)	$(1,578,949)	$(12,645,122)	$(25,095,538)

The following table summarizes our total assets by segment:

Segments	December 31, 2020		December 31, 2019
Self Storage	$1,172,178,148	(1)	$1,175,887,634	(1)
Managed REIT Platform	44,482,625	(1)	73,939,002	(1)
Corporate and Other	65,560,284		61,607,095
Total assets	$1,282,221,057		$1,311,433,731

(1)

Included in the assets of the Self Storage and the Managed REIT Platform segments as of December 31, 2020, are approximately $45.3 million, and $8.4 million of goodwill, respectively.  As of December 31, 2019, such amounts were approximately $45.3 million and $33.1 million of goodwill, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

Former Dealer Manager Agreement

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Former Dealer Manager Agreement. In addition, our Former Dealer Manager receives an ongoing stockholder servicing fee as discussed in Note 2 – Summary of Significant Accounting Policies – Organization and Offering Costs.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Fees paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees, monthly open account fees and fees for investor inquiries. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2019 and 2020, as well as any related amounts payable as of December 31, 2019 and 2020:

	Year Ended December 31, 2019			Year Ended December 31, 2020
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses	$975,985	$1,185,370	$—	$—	$—	$—
Transfer Agent fees	324,943	374,404	—	525,108	489,108	36,000
Asset management fees	3,622,558	3,622,558	—	—	—	—
Property management fees	2,983,111	2,983,111	—	—	—	—
Acquisition expenses	84,061	84,061	—	—	—	—
Capitalized
Acquisition costs	235,932	235,932	—	—	—	—
Self Administration Transaction working capital true-up	493,785	493,785	—	—	—	—
Additional paid-in capital
Stockholder servicing fee(1)	—	667,651	1,277,340	—	645,911	631,429
Total	$8,720,375	$9,646,872	$1,277,340	$525,108	$1,135,019	$667,429

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

December 31, 2020, 2019 and 2018

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

Storage Auction Program

In connection with the Self Administration Transaction we now own a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the years ended December 31, 2020, 2019 and 2018 we paid approximately $44,000, $45,000, and $43,000, respectively, in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

On September 21, 2020, October 29, 2020, and November 4, 2020, the Preferred Investor invested approximately $6.5 million, $13 million, and $13 million, respectively, in the SSGT II Operating Partnership. On November 12, 2020, SSGT II redeemed $19 million of our SSGT II Preferred Units, reducing our investment in SSGT II Preferred Units to $13.5 million. Such investment is included in investments in and advances to Managed REITs in our consolidated balance sheets. As of December 31, 2020, we were potentially required to purchase an additional $7.5 million in SSGT II Preferred Units.

For the year ended December 31, 2020, we recorded income related to the SSGT II Preferred Units, totaling approximately $570,000 which is recorded within the Other line item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

On January 21, 2021, SSGT II redeemed the remaining $13.5 million of our outstanding SSGT II Preferred Units.

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor IV, LLC, the advisor to SST IV (the “SST IV Advisor”), and SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), are entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory agreements.

SST IV Advisory Agreement

The SST IV Advisor provided acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”) to SST IV up until the SST IV Merger on March 17, 2021.

SST IV was required to reimburse the SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor funds, and was not reimbursed for 1.15% of the gross offering proceeds from the sale of class W shares sold in the SST IV offering. Such amounts for the years ended December 31, 2020, and 2019, totaled approximately $25,000, and $41,000, respectively.  The SST IV Advisor was required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminated to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also required the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

Effective as of April 30, 2020, SST IV suspended its offering due to various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of their dealer manager agreement. SST IV’s public offering terminated on September 11, 2020.

Subsequent to the termination of SST IV’s primary offering, SST IV determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from its primary offering, and thus we were not required to reimburse SST IV. Additionally, SST IV determined that total organization and offering costs did not exceed 15% of the gross proceeds received in its primary offering, and thus we will not be required to reimburse SST IV for any excess offering costs.

The SST IV Advisor also received a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of SST IV’s aggregate asset value, as defined.

The SST IV Advisor was potentially also entitled to various subordinated distributions under SST IV’s operating partnership agreement pursuant to the special limited partnership interest and its cash flow participation distribution rights if SST IV (1) listed its shares of common stock on a national exchange, (2) terminated the SST IV Advisory Agreement, (3) liquidated its portfolio, or (4) entered into an Extraordinary Transaction, as defined in the SST IV operating partnership agreement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

The SST IV Advisory Agreement provided for reimbursement of the SST IV Advisor’s direct and indirect costs of providing administrative and management services to SST IV. The SST IV Advisor was required to pay or reimburse SST IV the amount by which SST IV’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST IV’s average invested assets or 25% of SST IV’s net income, as defined, unless a majority of SST IV’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. Through the period ended December 31, 2020, no such amounts have been required to be reimbursed by the SST IV Advisor.

Effective March 17, 2021, in connection with the SST IV Merger, the SST IV Advisory Agreement was terminated and none of the aforementioned subordinated distributions or fees were paid.

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

The SSGT II Advisor receives a monthly asset management fee equal to 0.1042%, which is one-twelfth of 1.25%, of SSGT II’s aggregate asset value, as defined.

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

December 31, 2020, 2019 and 2018

Managed REIT Property Management Agreements

Our indirect subsidiaries, Strategic Storage Property Management IV, LLC and SS Growth Property Management II, LLC (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager. The Managed REITs’ Property Managers will receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties, and a one-time fee of $3,750 for each property acquired that would be managed by the Managed REITs’ Property Managers. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we through our Operating Partnership employ the on-site staff for the Managed REITs’ properties.

The SST IV property manager will be entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000. Effective March 17, 2021, in connection with the SST IV Merger, the SST IV property management contracts were terminated.

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the years ended December 31, 2020 and 2019:

Managed REIT Platform Revenues	Year Ended December 31, 2020	Year Ended December 31, 2019
Advisory agreement – SST IV(1)	$3,211,661	$1,153,137
Advisory agreement – SSGT II	1,210,529	310,786
Property management agreement – SST IV(1)	1,429,632	602,162
Property management agreement – SSGT II	371,751	91,594
Tenant Program revenue – SST IV(1)	893,315	254,148
Tenant Program revenue – SSGT II	257,602	37,269
Other Managed REIT revenue(2)	674,140	619,210
Total	$8,048,630	$3,068,306

(1)	On March 17, 2021, we acquired SST IV. Please see Note 16 – Subsequent Events for additional information.
(2)	Such revenues primarily includes construction management, development fees, and other miscellaneous revenues.

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

As of December 31, 2020 and 2019 we had receivables due from the Managed REITs totaling approximately $0.6 million, and $0.3 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Administrative Services Agreement

For the year ended December 31, 2020, and 2019, we incurred fees payable to SAM under the Administrative Services Agreement of approximately $1.9 million, and $2.1 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations. We recorded reimbursements from SAM of approximately $0.4 million and $0.1 million during the years ended December 31, 2020 and 2019, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

As of December 31, 2020, a receivable of approximately $50,000 was due from SAM related to the Administrative Services Agreement and included in the other assets line in our consolidated balance sheet.

As of December 31, 2019, a payable of approximately $345,000 was due to SAM related to the Administrative Services Agreement and included in the due to affiliates line in our consolidated balance sheet.

Note 12. Equity Based Compensation

We issue equity based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through December 31, 2020, we have issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

The following table summarizes the activity related to our time based awards:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

	Restricted Stock		LTIPs
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2018	21,438	$10.38	$—	$—
Granted	251,993	9.48	—	—
Vested	(7,625)	10.29	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2019	265,806	9.53	—	—
Granted	72,383	9.78	214,521	9.09
Vested	(82,351)	9.55	(53,630)	9.09
Forfeited	(6,567)	9.78	—	—
Unvested at December 31, 2020	249,271	$9.58	160,891	$9.09

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIPs
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	—	$—	—	$—
Granted	5,752	9.78	130,638	9.09
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2020	5,752	$9.78	130,638	$9.09

Holders of performance based restricted stock do not have any rights as a stockholder with respect to the unvested portion of such restricted stock awards.  Prior to vesting, shares of performance based restricted stock generally may not be transferred, other than by laws of descent and distribution.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Holders of performance based LTIP Units have the same voting rights as holders of common units, voting as a class with each LTIP Unit holder having one vote per LTIP Unit held. Prior to vesting, performance based LTIP Units generally may not be transferred, other than by laws of descent and distribution.

LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes. The profits interests’ characteristics of the LTIP Units mean that initially they will not be treated as economically equivalent in value to a common unit and the issuance of LTIP Units will not be a taxable event to the Operating Partnership or the recipient. If and when certain events occur pursuant to applicable tax regulations and in accordance with the Partnership Agreement, LTIP Units may become economically equivalent to common units of limited partnership interest of our Operating Partnership on a one-for-one basis.

As of December 31, 2020, 5,356,273 shares of stock were available for issuance under the Plan.

We recorded approximately $1.6 million of equity based compensation expense in general and administrative expense and approximately $40,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the year ended December 31, 2020. As of December 31, 2020, there was approximately $4.0 million of total unrecognized compensation expense related to non-vested equity awards. Such cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Note 13. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 20, 2020, beginning in May 2020, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.40 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of December 31, 2020, we had sold approximately 5.3 million Class A Shares and approximately 0.8 million Class T Shares through our DRP Offering.

Share Redemption Program

As described in Note 2 – Redeemable Common Stock, we have an SRP, which is partially suspended. Please refer to Note 2 for additional details.  Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption.

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

December 31, 2020, 2019 and 2018

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

For the year ended December 31, 2020, we received redemption requests totaling approximately $2.0 million (approximately 0.2 million shares), approximately $1.3 million of which were fulfilled during the year ended December 31, 2020, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2020 and fulfilled in January 2021.

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

Other Contingencies

From time to time, we are party to legal, regulatory and other proceedings that arise in the ordinary course of our business.  In accordance with applicable accounting guidance, management accrues an estimated liability when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued.  We are not aware of any such proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.

Note 14. Declaration of Distributions

On December 3, 2020, our board of directors declared a distribution rate for the first quarter of 2021 of $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2021 and ending March 31, 2021. Such distributions payable to each stockholder of record during a month will be paid the following month.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

On March 3, 2021, our board of directors declared a distribution rate for the second quarter of 2021 of $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2021 and ending June 30, 2021. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 15. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2020 and 2019:

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues	$30,298,123	$29,469,545	$31,363,122	$32,893,573
Total operating expenses	$61,368,274	$27,497,027	$26,992,137	$29,307,135
Operating income (loss)	$(31,070,151)	$1,972,518	$4,370,985	$3,586,438
Net loss	$(37,743,581)	$(7,062,841)	$(4,456,497)	$(1,943,884)
Net loss attributable to common stockholders	$(35,073,951)	$(8,491,421)	$(6,259,114)	$(4,529,908)
Net loss per Class A Share-basic and diluted	$(0.59)	$(0.14)	$(0.10)	$(0.08)
Net loss per Class T Share-basic and diluted	$(0.59)	$(0.14)	$(0.10)	$(0.08)

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$23,883,325	$25,980,517	$29,588,014	$30,076,693
Total operating expenses	$21,934,203	$25,211,611	$27,773,486	$26,965,933
Operating income	$1,949,122	$768,906	$1,814,528	$7,055,456
Net loss	$(8,948,317)	$(2,283,972)	$(9,541,579)	$(4,321,670)
Net loss attributable to common stockholders	$(8,891,558)	$(2,212,445)	$(8,214,826)	$(5,431,504)
Net loss per Class A Share-basic and diluted	$(0.15)	$(0.04)	$(0.14)	$(0.09)
Net loss per Class T Share-basic and diluted	$(0.15)	$(0.04)	$(0.14)	$(0.09)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Note 16. Subsequent Events

Redemption of SSGT II Preferred Equity

On January 21, 2021, SSGT II redeemed the remaining $13.5 million of our outstanding SSGT II Preferred Units.

SST IV Merger

On November 10, 2020, we, SST IV Merger Sub, LLC, a Maryland limited liability company and a wholly-owned subsidiary of ours (“SST IV Merger Sub”), and SST IV entered into an agreement and plan of merger (the “SST IV Merger Agreement”). Pursuant to the terms and conditions set forth in the SST IV Merger Agreement, on March 17, 2021, we acquired SST IV by way of a merger of SST IV with and into our SST IV Merger Sub, with SST IV Merger Sub being the surviving entity (the “SST IV Merger”).

At the effective time of the SST IV Merger (the “SST IV Merger Effective Time”), each share of SST IV common stock, par value $0.001 per share (the “SST IV Common Stock”), outstanding immediately prior to the SST IV Merger Effective Time (other than shares owned by SST IV and its subsidiaries or us and our subsidiaries) was automatically converted into the right to receive 2.1875 of our Class A Common Stock (the “SST IV Merger Consideration”), which represents a total transaction value of approximately $380 million (which includes outstanding debt of SST IV assumed or repaid but excludes transaction costs). Immediately prior to the SST IV Merger Effective Time, all shares of SST IV Common Stock that were subject to vesting and other restrictions also became fully vested and converted into the right to receive the SST IV Merger Consideration.

As a result of the SST IV Merger, we acquired all of the real estate owned by SST IV, consisting of 24 wholly-owned self storage facilities located across 9 states and 6 self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. The real estate joint ventures consist of three operating properties and three properties in various stages of development. A summary of SST IV’s wholly-owned real estate portfolio is as follows (as of December 31, 2020):

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Arizona	1	720	79,000	3.9%	88.8%	3.0%
California	2	1,620	154,000	7.5%	78.5%	6.7%
Florida	5	3,830	519,100	25.4%	87.7%	24.9%
North Carolina	2	1,910	176,500	8.6%	85.8%	7.9%
New Jersey	1	1,900	158,000	7.7%	90.5%	11.0%
Nevada	2	1,220	131,500	6.4%	91.9%	8.0%
Texas	8	4,610	605,900	29.7%	92.3%	25.3%
Virginia	1	830	71,000	3.5%	94.9%	5.2%
Washington	2	1,180	146,000	7.3%	89.2%	8.0%
Total	24	17,820	2,041,000	100%	89.1%	100%

(1)Includes all rentable units, consisting of storage units and parking (approximately 690 units).

(2)Includes all rentable square feet, consisting of storage units and parking (approximately 250,000 square feet).
(3)Represents the occupied square feet of all facilities SST IV owned in a state divided by total rentable square feet of all the facilities SST IV owned in such state as of December 31, 2020.

(4)Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities SST IV owned in a state divided by SST IV’s total rental income for the month ended December 31, 2020.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

New Credit Facility

On March 17, 2021, we, through our Operating Partnership (the “Borrower”), entered into a credit facility with KeyBank, National Association, as administrative agent, KeyBanc Capital Markets, LLC, Wells Fargo Securities, Citibank, N.A., and BMO Capital Markets, as joint book runners and joint lead arrangers, and certain other lenders party thereto (the “Credit Facility”).

The initial aggregate amount of the Credit Facility is $500 million, which consists of a $250 million revolving credit facility (the “Credit Facility Revolver”) and a $250 million term loan (the “Credit Facility Term Loan”). The Borrower has the right to increase the amount available under the Credit Facility by an additional $350 million, for a total aggregate amount of $850 million, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the Credit Facility Revolver. Borrowings under the Credit Facility may be in either U.S. dollars (each, a “US Borrowing”) or Canadian dollars (each, a “CAD Borrowing”). Upon the closing of the Credit Facility, the Borrower immediately made the following drawdowns: (i) under the Credit Facility Revolver (A) $199 million in US Borrowings and (B) CAD$2.5 million in CAD Borrowings (approximately $2 million equivalent in U.S. dollars), and (ii) under the Credit Facility Term Loan (A) $150 million in US Borrowings and (B) CAD$124.7 million in CAD Borrowings (approximately $100 million equivalent in U.S. dollars), for an aggregate amount of approximately $451 million. We used the proceeds primarily to pay off certain existing indebtedness as well as indebtedness of SST IV.

The maturity date of the Credit Facility Revolver is March 17, 2024, subject to a one-year extension option. The maturity date of the Credit Facility Term Loan is March 17, 2026, which cannot be extended. The Credit Facility may be prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

Amounts borrowed under the Credit Facility Revolver and Credit Facility Term Loan bear interest based on both the type of borrowing (either ABR Loans or Eurodollar Loans, each as defined in the Credit Facility), as well as the currency of the borrowing. ABR Loans bear interest at the lesser of (x) the alternate base rate plus the applicable rate, or (y) the maximum rate. Eurodollar Loans bear interest at the lesser of (a) the adjusted LIBO rate or CDOR rate (depending on whether the loan is a US Borrowing or a CAD Borrowing, respectively) for the interest period in effect plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate varies depending on the type of borrowing and our consolidated leverage ratio. Initial advances under the Credit Facility Term Loan bear interest at 195 basis points over 30-day LIBOR or 30-day CDOR, while initial advances under the Credit Facility Revolver bear interest at 200 basis points over 30-day LIBOR or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

The Credit Facility is fully recourse, jointly and severally, to us, our Operating Partnership, and certain of our subsidiaries (the “Subsidiary Guarantors”). In connection with this, we, our Operating Partnership, and our Subsidiary Guarantors executed guarantees in favor of the lenders. The Credit Facility is also cross-defaulted to (i) any recourse debt of ours, our Operating Partnership, or the Subsidiary Guarantors and (ii) any non-recourse debt of ours, our Operating Partnership, or the Subsidiary Guarantors of at least $75 million.

The Credit Facility is initially secured by a pledge of equity interests in the Subsidiary Guarantors. However, upon the achievement of certain security interest termination conditions, the pledges shall be released and the Credit Facility shall become unsecured (the “Security Interest Termination Event”). The Security Interest Termination Event occurs at the Borrower’s election, once the Borrower satisfies the following security interest termination conditions: (i) a fixed charge coverage ratio of no less than 1.50:1.00; (ii) an unsecured interest coverage ratio of not less than 2.00:1.00; (iii) a consolidated capitalization rate leverage ratio of not greater than 60%; and (iv) a secured debt ratio of no greater than 40%. Following the occurrence of the Security Interest Termination Event, certain terms and conditions of the Credit Facility are modified, including, but not limited to: (i) in certain circumstances, a reduction in the applicable interest rate under the Credit Facility, (ii) the modification or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of ours, our Operating Partnership, or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the Credit Facility Revolver.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

The Credit Facility contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. In particular, the financial covenants imposed include: a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, certain limits on both secured debt and secured recourse debt, certain payout ratios of dividends paid to core funds from operations, limits on unhedged variable rate debt, and minimum liquidity. If an event of default occurs and continues, the Borrower is subject to certain actions by the administrative agent, including, without limitation, the acceleration of repayment of all amounts outstanding under the Credit Facility.

Additionally, we obtained the rights to acquire, upon its completion, a self storage property that is being developed in San Gabriel, California. We also indirectly assumed three outstanding loans in connection with the SST IV Merger. The first loan is a mortgage loan with TCF National Bank, as lender, and certain property owning subsidiaries, as borrowers, as amended, in the amount of approximately $40.7 million (the “TCF Loan”). The second loan is a CMBS loan with KeyBank National Association, as the initial lender, and certain property owning subsidiaries, as borrowers, in the amount of approximately $40.5 million (the “T4 CMBS Loan”). The third loan is an arrangement that SST IV entered with SmartCentres Storage Finance LP, as lender, in the amount of up to approximately $68 million CAD (the “SmartCentres Loan”). The borrowers under the SmartCentres Loan are the joint venture entities in which we now hold a 50% limited partnership interest with subsidiaries of SmartCentres (the “JV Partnerships”). In connection with the foregoing assumptions, we became a non-recourse carve-out guarantor under the TCF Loan and the T4 CMBS Loan. In addition, we also became a recourse guarantor for (i) 25% of the TCF Loan, with such percentage decreasing in certain situations and (ii) 50% of the SmartCentres Loan.

Strategic Storage Trust VI, Inc.

We, through our subsidiary, SRA, now serve as sponsor for Strategic Storage Trust VI, Inc. (“SST VI”), a private REIT focused on acquiring income and growth self storage properties.  On March 10, 2021, SmartStop OP made an investment of $5.0 million in Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”), the operating partnership of SST VI, in exchange for common units of limited partnership interest in SST VI OP. On March 11, 2021, SST VI OP, through a wholly-owned subsidiary, acquired its first self storage facility in Phoenix, Arizona for approximately $16 million. SST VI commenced its private offering in the first quarter of 2021. Given our current level of ownership, we initially expect to consolidate SST VI in our financial statements until the equity raised in SST VI’s offering increases the level of outside ownership.

In connection with SST VI’s acquisition of the Phoenix property, we provided a $3.5 million mezzanine loan to a wholly-owned subsidiary of SST VI’s operating partnership with an initial interest rate of 8.5% and term of six months; as well as a 180 day extension option which, if exercised, would increase the interest rate to 9.25%. In addition to the aforementioned mezzanine loan, SST VI financed the acquisition, in part, by obtaining a third party mortgage loan on the property of approximately $9 million, which had an initial interest rate of 3.5%, and a three year term, with two one year extension options.

Amendment to the Operating Partnership Agreement

On March 24, 2021, we, as the general partner of our Operating Partnership, entered into Amendment No. 3 (the “Amendment”) to the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership dated June 28, 2019, as amended to date (the “Partnership Agreement”), to make certain revisions to Exhibit D (Description of Class A-2 Units) to the Partnership Agreement.

The Amendment (i) revises the definition of “AUM” in connection with the earnout of the Class A-2 Units so that it (A) includes assets acquired by us and our affiliates and (B) includes 100% of any joint venture assets, rather than a pro rata percentage, and (ii) clarifies that the Class A-2 Units may be transferred after the two-year holding period.

On March 24, 2021, 1,094,434 Class A-2 Units held by an affiliate of SAM, were converted into 1,121,795 Class A-1 Units pursuant to the achievement of the first tier of earnout consideration received in connection with the self administration transaction entered into on June 28, 2019. Pursuant to the Partnership Agreement, Class A-1 Units of the Operating Partnership are exchangeable for Class A common stock.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

			Initial Cost to Company					Gross Carrying Amount at December 31, 2020
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$3,109,374	$531,000	$1,891,000	$2,422,000	$154,693		$531,000	$2,045,693	$2,576,693	$483,118	2004	11/3/2014
Cary	NC	5,289,973	1,064,000	3,301,000	4,365,000	149,566		1,064,000	3,450,566	4,514,566	781,073	1998/2005/2006	11/3/2014
Raleigh	NC	4,482,344	1,186,000	2,540,000	3,726,000	281,007		1,186,000	2,821,007	4,007,007	749,096	1999	11/3/2014
Myrtle Beach I	SC	8,606,670	1,482,000	4,476,000	5,958,000	399,692		1,482,000	4,875,692	6,357,692	1,157,451	1998/2005-2007	11/3/2014
Myrtle Beach II	SC	6,970,422	1,690,000	3,654,000	5,344,000	268,904		1,690,000	3,922,904	5,612,904	962,322	1999/2006	11/3/2014
Whittier	CA	4,602,761	2,730,000	2,916,875	5,646,875	556,152		2,730,000	3,473,027	6,203,027	878,394	1989	2/19/2015
La Verne	CA	3,167,492	1,950,000	2,036,875	3,986,875	315,625		1,950,000	2,352,500	4,302,500	637,553	1986	1/23/2015
Santa Ana	CA	5,196,666	4,890,000	4,006,875	8,896,875	432,696		4,890,000	4,439,571	9,329,571	1,148,412	1978	2/5/2015
Upland	CA	3,612,920	2,950,000	3,016,875	5,966,875	474,795		2,950,000	3,491,670	6,441,670	934,042	1979	1/29/2015
La Habra	CA	3,662,412	2,060,000	2,356,875	4,416,875	358,283		2,060,000	2,715,158	4,775,158	650,124	1981	2/5/2015
Monterey Park	CA	2,573,587	2,020,000	2,216,875	4,236,875	265,392		2,020,000	2,482,267	4,502,267	592,000	1987	2/5/2015
Huntington Beach	CA	6,978,379	5,460,000	4,856,875	10,316,875	434,564		5,460,000	5,291,439	10,751,439	1,291,699	1986	2/5/2015
Chico	CA	1,163,063	400,000	1,336,875	1,736,875	301,646		400,000	1,638,521	2,038,521	424,851	1984	1/23/2015
Lancaster	CA	1,682,730	200,000	1,516,875	1,716,875	388,790		200,000	1,905,665	2,105,665	535,853	1980	1/29/2015
Riverside	CA	2,326,127	370,000	2,326,875	2,696,875	556,660		370,000	2,883,535	3,253,535	702,132	1985	1/23/2015
Fairfield	CA	2,746,809	730,000	2,946,875	3,676,875	219,987		730,000	3,166,862	3,896,862	752,721	1984	1/23/2015
Lompoc	CA	2,821,047	1,000,000	2,746,875	3,746,875	196,871		1,000,000	2,943,746	3,943,746	700,266	1982	2/5/2015
Santa Rosa	CA	7,324,823	3,150,000	6,716,875	9,866,875	570,137		3,150,000	7,287,012	10,437,012	1,713,660	1979-1981	1/29/2015
Vallejo	CA	8,237,821	990,000	3,946,875	4,936,875	300,667		990,000	4,247,542	5,237,542	1,005,091	1981	1/29/2015
Federal Heights	CO	2,375,619	1,100,000	3,346,875	4,446,875	384,145		1,100,000	3,731,020	4,831,020	1,028,501	1983	1/29/2015
Aurora	CO	4,800,729	810,000	5,906,875	6,716,875	623,921		810,000	6,530,796	7,340,796	1,552,900	1984	2/5/2015
Littleton	CO	2,177,650	1,680,000	2,456,875	4,136,875	325,375		1,680,000	2,782,250	4,462,250	704,722	1985	1/23/2015
Bloomingdale	IL	2,375,619	810,000	3,856,874	4,666,874	438,757		810,000	4,295,631	5,105,631	988,929	1987	2/19/2015
Crestwood	IL	1,633,238	250,000	2,096,875	2,346,875	400,190		250,000	2,497,065	2,747,065	620,585	1987	1/23/2015
Forestville	MD	3,464,444	1,940,000	4,346,875	6,286,875	1,134,128		1,940,000	5,481,003	7,421,003	1,467,936	1988	1/23/2015
Warren I	MI	1,954,936	230,000	2,966,875	3,196,875	540,970		230,000	3,507,845	3,737,845	826,849	1996	5/8/2015
Sterling Heights	MI	2,301,381	250,000	3,286,875	3,536,875	822,804		250,000	4,109,679	4,359,679	925,909	1977	5/21/2015
Troy	MI	3,414,952	240,000	4,176,875	4,416,875	312,636		240,000	4,489,511	4,729,511	1,035,935	1988	5/8/2015
Warren II	MI	2,251,889	240,000	3,066,875	3,306,875	676,260		240,000	3,743,135	3,983,135	930,488	1987	5/8/2015
Beverly	NJ	1,385,778	400,000	1,696,875	2,096,875	335,408		400,000	2,032,283	2,432,283	440,895	1988	5/28/2015
Everett	WA	2,722,063	2,010,000	2,956,875	4,966,875	639,767		2,010,000	3,596,642	5,606,642	846,506	1986	2/5/2015
Foley	AL	4,132,587	1,839,000	5,717,000	7,556,000	794,161		1,839,000	6,511,161	8,350,161	1,423,786	1985/1996/2006	9/11/2015
Tampa	FL	1,633,238	718,244	2,257,471	2,975,715	584,751		718,244	2,842,222	3,560,466	598,303	1985	11/3/2015
Boynton Beach	FL	8,166,188	1,983,491	15,232,817	17,216,308	497,684		1,983,491	15,730,501	17,713,992	2,398,657	2004	1/7/2016
Lancaster II	CA	2,350,873	670,392	3,711,424	4,381,816	284,574		670,392	3,995,998	4,666,390	787,497	1991	1/11/2016
Milton(2)	ONT	6,068,742	1,452,870	7,929,810	9,382,680	1,185,101	(3)	1,584,505	8,983,276	10,567,781	1,346,290	2006	2/11/2016
Burlington I(2)	ONT	9,674,806	3,293,267	10,278,861	13,572,128	1,605,918	(3)	3,591,649	11,586,397	15,178,046	1,754,755	2011	2/11/2016
Oakville I(2)	ONT	6,684,411	2,655,215	13,072,458	15,727,673	3,440,072	(3)	2,895,786	16,271,959	19,167,745	2,510,039	2016	2/11/2016

Oakville II(2)	ONT	7,827,797	2,983,307	9,346,283	12,329,590	1,082,649	(3)	3,164,156	10,248,083	13,412,239	1,596,679	2004	2/29/2016
Burlington II(2)	ONT	4,837,403	2,944,035	5,125,839	8,069,874	707,348	(3)	3,122,504	5,654,718	8,777,222	875,180	2008	2/29/2016
Xenia	OH	2,705,559	275,493	2,664,693	2,940,186	109,253		275,493	2,773,946	3,049,439	515,997	2003	4/20/2016
Sidney	OH	1,817,166	255,246	1,806,349	2,061,595	186,550		255,246	1,992,899	2,248,145	541,954	2003	4/20/2016
Troy	OH	2,988,229	150,666	2,596,010	2,746,676	147,296		150,666	2,743,306	2,893,972	578,732	2003	4/20/2016
Greenville	OH	1,897,929	82,598	1,909,466	1,992,064	146,559		82,598	2,056,025	2,138,623	373,694	2003	4/20/2016
Washington Court House	OH	2,947,848	255,456	1,882,203	2,137,659	133,867		255,456	2,016,070	2,271,526	377,892	2003	4/20/2016
Richmond	IN	2,988,229	223,159	2,944,379	3,167,538	173,202		223,159	3,117,581	3,340,740	600,924	2003	4/20/2016
Connersville	IN	1,857,548	155,533	1,652,290	1,807,823	103,000		155,533	1,755,290	1,910,823	339,460	2003	4/20/2016
Port St. Lucie I	FL	7,430,191	2,589,781	6,339,578	8,929,359	211,938		2,589,781	6,551,516	9,141,297	1,089,677	1999	4/29/2016
Sacramento	CA	8,157,058	1,205,209	6,616,767	7,821,976	212,938		1,205,209	6,829,705	8,034,914	1,038,002	2006	5/9/2016
Oakland	CA	13,325,887	5,711,189	6,902,446	12,613,635	219,600		5,711,189	7,122,046	12,833,235	1,072,552	1979	5/18/2016
Concord	CA	32,628,233	19,090,003	17,202,868	36,292,871	387,750		19,090,003	17,590,618	36,680,621	2,743,596	1988/1998	5/18/2016
Pompano Beach	FL	8,590,310	3,947,715	16,656,002	20,603,717	246,372		3,947,715	16,902,374	20,850,089	2,314,967	1979	6/1/2016
Lake Worth	FL	10,308,370	12,108,208	10,804,173	22,912,381	320,345		12,108,208	11,124,518	23,232,726	2,104,765	1998/2003	6/1/2016
Jupiter	FL	11,568,280	16,029,881	10,556,833	26,586,714	299,814		16,029,881	10,856,647	26,886,528	1,720,706	1992/2012	6/1/2016
Royal Palm Beach	FL	9,678,415	11,425,394	13,275,322	24,700,716	187,370		11,425,394	13,462,692	24,888,086	2,404,301	2001/2003	6/1/2016
Port St. Lucie II	FL	7,264,947	5,130,621	8,410,474	13,541,095	345,056		5,130,621	8,755,530	13,886,151	1,477,030	2002	6/1/2016
Wellington	FL	14,456,568	10,233,511	11,662,801	21,896,312	137,696		10,233,511	11,800,497	22,034,008	1,747,065	2005	6/1/2016
Doral	FL	14,133,517	11,335,658	11,485,045	22,820,703	309,000		11,335,658	11,794,045	23,129,703	1,775,725	1998	6/1/2016
Plantation	FL	15,969,792	12,989,079	19,224,919	32,213,998	460,227		12,989,079	19,685,146	32,674,225	2,896,603	2002/2012	6/1/2016
Naples	FL	14,214,280	11,789,085	12,771,305	24,560,390	255,610		11,789,085	13,026,915	24,816,000	1,902,481	2002	6/1/2016
Delray	FL	11,854,625	17,096,692	12,983,627	30,080,319	241,033		17,096,692	13,224,660	30,321,352	1,991,270	2003	6/1/2016
Baltimore	MD	16,293,926	3,897,872	22,427,843	26,325,715	469,901		3,897,872	22,897,744	26,795,616	3,535,225	1990/2014	6/1/2016
Sonoma	CA	6,283,197	3,468,153	3,679,939	7,148,092	155,859		3,468,153	3,835,798	7,303,951	612,444	1984	6/14/2016
Las Vegas I	NV	10,210,195	2,391,220	11,117,892	13,509,112	210,409		2,391,220	11,328,301	13,719,521	1,539,337	2002	7/28/2016
Las Vegas II	NV	10,471,995	3,840,088	9,916,937	13,757,025	176,148		3,840,088	10,093,085	13,933,173	1,459,661	2000	9/23/2016
Las Vegas III	NV	6,544,997	2,565,579	6,338,944	8,904,523	254,770		2,565,579	6,593,714	9,159,293	978,873	1989	9/27/2016
Asheville I	NC	7,019,318	3,619,676	11,173,603	14,793,279	426,488		3,619,676	11,600,091	15,219,767	1,654,688	1988/2005/2015	12/30/2016
Asheville II	NC	3,193,545	1,764,969	3,107,311	4,872,280	136,440		1,764,969	3,243,751	5,008,720	496,179	1984	12/30/2016
Hendersonville I	NC	2,204,681	1,081,547	3,441,204	4,522,751	174,583		1,081,547	3,615,787	4,697,334	516,311	1982	12/30/2016
Asheville III	NC	4,595,788	5,096,833	4,620,013	9,716,846	237,943		5,096,833	4,857,956	9,954,789	763,659	1991/2002	12/30/2016
Arden	NC	6,443,829	1,790,118	10,265,741	12,055,859	286,135		1,790,118	10,551,876	12,341,994	1,347,993	1973	12/30/2016
Asheville IV	NC	4,336,414	4,558,139	4,455,118	9,013,257	161,485		4,558,139	4,616,603	9,174,742	738,658	1985/1986/2005	12/30/2016
Asheville V	NC	4,984,850	2,414,680	7,826,417	10,241,097	237,279		2,414,680	8,063,696	10,478,376	1,155,385	1978/2009/2014	12/30/2016
Asheville VI	NC	3,428,604	1,306,240	5,121,332	6,427,572	191,332		1,306,240	5,312,664	6,618,904	702,186	2004	12/30/2016
Asheville VIII	NC	4,457,995	1,764,965	6,162,855	7,927,820	253,925		1,764,965	6,416,780	8,181,745	939,546	1968/2002	12/30/2016
Hendersonville II	NC	4,198,620	2,597,584	5,037,350	7,634,934	231,075		2,597,584	5,268,425	7,866,009	894,115	1989/2003	12/30/2016
Asheville VII	NC	1,564,351	782,457	2,139,791	2,922,248	77,153		782,457	2,216,944	2,999,401	344,297	1999	12/30/2016
Sweeten Creek Land	NC	—	348,480	—	348,480	—		348,480	—	348,480	—	N/A	12/30/2016
Highland Center Land	NC	—	50,000	—	50,000	—		50,000	—	50,000	—	N/A	12/30/2016
Aurora II	CO	8,560,873	1,584,664	8,196,091	9,780,755	133,413		1,584,664	8,329,504	9,914,168	1,292,252	2012	1/11/2017
Dufferin(2)	ONT	18,821,895	6,258,511	16,287,332	22,545,843	2,995,447	(3)	6,958,371	18,582,919	25,541,290	2,312,634	2015	2/1/2017
Mavis(2)	ONT	13,017,011	4,657,233	14,493,508	19,150,741	2,314,020	(3)	5,178,028	16,286,733	21,464,761	2,014,225	2013	2/1/2017
Brewster(2)	ONT	9,586,853	4,136,329	9,527,410	13,663,739	1,607,064	(3)	4,598,876	10,671,927	15,270,803	1,339,009	2013	2/1/2017
Granite(2)	ONT	6,332,600	3,126,446	8,701,429	11,827,875	1,443,554	(3)	3,476,062	9,795,367	13,271,429	1,171,561	1998/2016	2/1/2017
Centennial(2)	ONT	4,485,592	1,714,644	11,428,538	13,143,182	1,593,845	(3)	1,906,384	12,830,643	14,737,027	1,512,894	2016/2017	2/1/2017

			Initial Cost to Company					Gross Carrying Amount at December 31, 2020
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Ft. Pierce	FL	6,479,547	1,152,931	12,398,306	13,551,237	129,493		1,156,293	12,524,437	13,680,730	749,851	2008	1/24/2019
Russell Blvd, Las Vegas II	NV	13,002,835	3,433,634	15,449,497	18,883,131	132,138		3,438,279	15,576,990	19,015,269	1,169,420	1996	1/24/2019
Jones Blvd, Las Vegas I	NV	10,902,999	1,975,283	12,565,410	14,540,693	113,052		1,978,884	12,674,861	14,653,745	757,400	1999	1/24/2019
Airport Rd, Colorado Springs	CO	3,664,395	870,373	7,877,813	8,748,186	220,490		872,523	8,096,153	8,968,676	516,585	1983	1/24/2019
Riverside	CA	6,461,036	1,259,685	6,995,794	8,255,479	253,593		1,261,734	7,247,338	8,509,072	481,177	1980	1/24/2019
Stockton	CA	5,653,407	783,938	7,706,492	8,490,430	69,715		786,045	7,774,100	8,560,145	509,303	1984	1/24/2019
Azusa	CA	9,530,028	4,384,861	9,153,677	13,538,538	202,371		4,388,187	9,352,722	13,740,909	584,010	1986	1/24/2019
Romeoville	IL	3,836,240	964,701	5,755,146	6,719,847	183,355		966,367	5,936,835	6,903,202	402,473	1986	1/24/2019
Elgin	IL	2,665,177	1,162,197	2,895,052	4,057,249	169,685		1,163,207	3,063,727	4,226,934	258,475	1986	1/24/2019
San Antonio I	TX	9,126,214	1,602,740	9,196,093	10,798,833	184,566		1,605,415	9,377,984	10,983,399	592,176	1998	1/24/2019
Kingwood	TX	6,299,510	1,016,291	9,358,519	10,374,810	174,887		1,018,822	9,530,875	10,549,697	630,274	2001	1/24/2019
Aurora	CO	3,942,344	1,678,141	5,958,219	7,636,360	76,540		1,680,019	6,032,881	7,712,900	505,106	2015	1/24/2019
San Antonio II	TX	—	3,109,187	8,579,806	11,688,993	—		—	—	—	—	2004	1/24/2019
Stoney Creek I	TOR	5,712,058	2,363,127	8,154,202	10,517,329	603,571	(3)	2,475,762	8,645,138	11,120,900	566,990	N/A	1/24/2019
Torbarrie	TOR	6,423,863	2,714,051	—	2,714,051	—	(3)	2,843,412	14,061,994	16,905,406	428,890	1980	1/24/2019
Baseline	AZ	5,882,318	1,307,289	11,385,380	12,692,669	—		1,310,430	11,605,833	12,916,263	753,252	2016	1/24/2019
3173 Sweeten Creek Rd, Asheville	NC	3,636,033	1,036,164	8,764,558	9,800,722	1,238,977		1,038,538	10,001,161	11,039,699	585,196	1982	1/24/2019
Elk Grove	IL	3,670,067	2,384,166	6,000,071	8,384,237	164,242		2,386,241	6,162,238	8,548,479	400,769	2016	1/24/2019
Garden Grove	CA	10,885,408	8,076,202	13,152,494	21,228,696	134,269		8,081,469	13,281,496	21,362,965	846,688	2017	1/24/2019
Deaverview Rd, Asheville	NC	2,830,546	1,449,001	4,412,039	5,861,040	207,943		1,450,457	4,618,526	6,068,983	324,157	1992	1/24/2019
Highland Center Blvd, Asheville	NC	3,267,324	1,763,875	4,823,116	6,586,991	99,121		1,765,497	4,920,615	6,686,112	332,058	1994	1/24/2019
Sarasota	FL	3,687,085	1,084,165	7,359,913	8,444,078	86,558		1,086,243	7,444,393	8,530,636	446,430	2017	1/24/2019
Mount Pleasant	SC	3,528,256	1,054,553	5,678,794	6,733,347	148,802		1,056,257	5,825,892	6,882,149	348,794	2016	1/24/2019
Nantucket	MA	25,198,238	5,854,837	33,210,517	39,065,354	159,319		5,864,568	33,360,105	39,224,673	1,960,699	2002	1/24/2019
Pembroke Pines	FL	8,559,709	3,146,970	14,296,167	17,443,137	70,708		3,151,227	14,362,618	17,513,845	892,843	2018	1/24/2019
Riverview	FL	4,674,089	1,593,082	7,102,271	8,695,353	918,900		2,408,153	7,206,100	9,614,253	474,508	2018	1/24/2019
Eastlake	CA	10,193,371	2,120,104	15,417,746	17,537,850	56,350		2,124,462	15,469,738	17,594,200	891,288	2018	1/24/2019
McKinney	TX	5,990,094	2,177,186	9,320,876	11,498,062	134,923		2,179,999	9,452,986	11,632,985	573,274	2016	1/24/2019
Hualapai Way, Las Vegas	NV	5,428,523	742,839	9,018,717	9,761,556	54,149		745,225	9,070,480	9,815,705	550,290	2018	1/24/2019
Gilbert	AZ	5,672,438	1,379,687	9,021,255	10,400,942	457,349		1,037,750	9,820,541	10,858,291	457,210	2019	7/11/2019
Corporate Office	CA	4,099,152	975,000	5,525,000	6,500,000	—		975,000	5,555,585	6,530,585	223,735	2018	1/24/2019
		$721,512,177	$334,865,685	$823,989,800	$1,158,855,485	$48,490,556		$335,800,354	$874,302,228	$1,210,102,582	$115,903,045

(1)	The aggregate cost of real estate for United States federal income tax purposes is approximately $1,246,517,589.
(2)	This property is located in Ontario, Canada.
(3)	The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

Activity in real estate facilities during 2020 was as follows:

2020
Real estate facilities
Balance at beginning of year	$1,173,825,368
Impact of foreign exchange rate changes	4,147,798
Improvements, additions and other	32,129,416
Balance at end of year	$1,210,102,582
Accumulated depreciation
Balance at beginning of year	$(83,692,491)
Depreciation expense	(31,711,102)
Impact of foreign exchange rate changes	(499,452)
Balance at end of year	$(115,903,045)
Construction in process
Balance at beginning of year	$12,237,722
Net additions and assets placed into service	(10,476,419)
Balance at end of year	$1,761,303
Real estate facilities, net	$1,095,960,840

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated November 10, 2020, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Trust IV, Inc., and SST IV Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on November 12, 2020, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.3	Description of Common Stock incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on March 27, 2020, Commission File No. 00055617

10.1	Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed on March 31, 2014, Commission File No. 333-190983

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

10.5

Amendment No. 2 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.6	Form of Time-Based Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.7	Form of Performance-Based Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.8	Form of Time-Based LTIP Unit Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.9	Form of Performance-Based LTIP Unit Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.10*	SmartStop Self Storage REIT, Inc. Executive Severance and Change of Control Plan

10.11

Amendment No. 1 to the Executive Severance and Change of Control Plan of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

Exhibit No.	Description
10.12	Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

10.13	KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.14	Promissory Note A-1, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.15	Promissory Note A-2, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.16	CMBS Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.17	CMBS Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.18	CMBS Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.19	CMBS Promissory Note A-3, dated January 24, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.20	CMBS Promissory Note A-4, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.21	CMBS Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.22

Contribution Agreement, dated June 28, 2019, by and among Strategic Storage Operating Partnership II, L.P., the Company, SmartStop Asset Management, LLC and SmartStop OP Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.23

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

10.24	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617
10.25

Preferred Stock Purchase Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.26

Investors’ Rights Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.27

Executive Transition Services Agreement, dated February 26, 2021, by and among SmartStop Self Storage REIT, Inc., SmartStop OP, L.P., and SmartStop Storage Advisors, LLC, and Michael S. McClure, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2021, Commission File No. 000-55617

10.28

Credit Agreement, dated March 17, 2021, among SmartStop OP, L.P., as borrower, KeyBank, National Association, as administrative agent, certain other financial institutions acting as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2021, Commission File No. 000-55617

10.29

Amendment No. 3 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2021, Commission File No. 000-55617

Exhibit No.	Description
21.1*	Subsidiaries of SmartStop Self Storage REIT, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A. Stanger & Co., Inc.

101*

The following SmartStop Self Storage REIT, Inc. financial information for the Year Ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 26, 2021.

SMARTSTOP SELF STORAGE REIT, INC.

By:	/s/ Michael S. McClure
Michael S. McClure
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael S. McClure Michael S. McClure	Chief Executive Officer (Principal Executive Officer)	March 26, 2021

/s/ James R. Barry James R. Barry	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 26, 2021

/s/ Michael Terjung Michael Terjung	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2021

/s/ David J. Mueller David J. Mueller	Independent Director	March 26, 2021

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 26, 2021

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 26, 2021

/s/ Paula Mathews Paula Mathews	Director	March 26, 2021