Form 10-Q
period 2021-03-31
SmartStop Self Storage REIT, Inc.
filed 2021-05-14
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, there were 76,180,550 outstanding shares of Class A common stock and 7,946,012 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of COVID-19, military actions, and terrorist attacks.  The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate facilities:
Land	$392,801,173	$335,800,354
Buildings	1,083,055,321	810,480,845
Site improvements	77,101,174	63,821,383
	1,552,957,668	1,210,102,582
Accumulated depreciation	(124,490,121)	(115,903,045)
	1,428,467,547	1,094,199,537
Construction in process	4,260,712	1,761,303
Real estate facilities, net	1,432,728,259	1,095,960,840
Cash and cash equivalents	30,371,284	72,705,624
Restricted cash	8,809,279	7,952,052
Investments in unconsolidated real estate ventures (Note 4)	17,488,416	—
Investments in and advances to Managed REITs	736,355	15,624,389
Other assets, net	15,202,719	7,734,276
Intangible assets, net of accumulated amortization	24,409,277	12,406,427
Trademarks, net of accumulated amortization	16,158,824	16,194,118
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	2,481,254	—
Total assets	$1,602,028,998	$1,282,221,057
LIABILITIES AND EQUITY
Debt, net	$822,490,580	$717,952,233
Accounts payable and accrued liabilities	25,515,670	23,038,976
Due to affiliates	1,668,662	667,429
Distributions payable	7,446,393	6,650,317
Contingent earnout	19,500,000	28,600,000
Deferred tax liabilities	7,539,241	8,380,215
Total liabilities	884,160,546	785,289,170
Commitments and contingencies (Note 12)
Redeemable common stock	60,388,518	57,335,575
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively, with aggregate liquidation preferences of $203,082,192 and $202,928,620 at March 31, 2021 and December 31, 2020, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 76,096,756 and 52,660,402 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	76,098	52,661
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,948,354 and 7,903,911 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	7,949	7,904
Additional paid-in capital	723,891,165	492,408,006
Distributions	(173,328,354)	(163,953,169)
Accumulated deficit	(155,353,544)	(141,444,880)
Accumulated other comprehensive loss	(2,937,741)	(3,834,228)
Total SmartStop Self Storage REIT, Inc. equity	392,355,573	183,236,294
Noncontrolling interests in our Operating Partnership	68,707,354	59,982,111
Other noncontrolling interests	60,900	21,800
Total noncontrolling interests	68,768,254	60,003,911
Total equity	461,123,827	243,240,205
Total liabilities and equity	$1,602,028,998	$1,282,221,057

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Self storage rental revenue	$29,503,442	$25,568,019
Ancillary operating revenue	1,557,430	1,152,843
Managed REIT Platform revenue	2,287,740	1,783,787
Reimbursable costs from Managed REITs	1,216,043	1,793,474
Total revenues	34,564,655	30,298,123
Operating expenses:
Property operating expenses	10,343,281	9,675,026
Managed REIT Platform expenses	319,890	1,174,809
Reimbursable costs from Managed REITs	1,216,043	1,793,474
General and administrative	4,752,989	3,667,947
Depreciation	8,543,927	7,716,671
Intangible amortization expense	1,259,547	3,669,631
Acquisition expenses	305,650	28,105
Contingent earnout adjustment	2,119,744	(7,200,000)
Impairment of goodwill and intangible assets	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Total operating expenses	37,250,644	61,368,274
Operating loss	(2,685,989)	(31,070,151)
Other income (expense):
Interest expense	(7,975,464)	(8,339,303)
Interest expense – accretion of fair market value of secured debt	31,866	32,657
Interest expense – debt issuance costs	(672,473)	(943,483)
Net loss on extinguishment of debt	(2,444,788)	—
Other	1,443,382	2,576,699
Net loss	(12,303,466)	(37,743,581)
Net loss attributable to the noncontrolling interests in our Operating Partnership	1,476,994	5,031,652
Less: Distributions to preferred stockholders	(3,082,192)	(2,362,022)
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(13,908,664)	$(35,073,951)
Net loss per Class A share – basic and diluted	$(0.22)	$(0.59)
Net loss per Class T share – basic and diluted	$(0.22)	$(0.59)
Weighted average Class A shares outstanding – basic and diluted	56,398,876	51,313,351
Weighted average Class T shares outstanding – basic and diluted	7,927,821	7,726,469

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(12,303,466)	$(37,743,581)
Other comprehensive income (loss):
Foreign currency translation adjustment	587,729	(4,567,120)
Foreign currency hedge contract gains (losses)	(803,069)	4,566,795
Interest rate swap and cap contract gains (losses)	1,241,434	(5,475,549)
Other comprehensive income (loss)	1,026,094	(5,475,874)
Comprehensive loss	(11,277,372)	(43,219,455)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	1,347,387	5,761,649
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(9,929,985)	$(37,457,806)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(28,822)	—	—	—	(28,822)	—	(28,822)	—	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(46,456)	—
Changes to redeemable common stock	—	—	—	—	(3,979,539)	—	—	—	(3,979,539)	—	(3,979,539)	—	3,979,539
Redemptions of common stock	(42,040)	(42)	—	—	—	—	—	—	(42)	—	(42)	—	—
Issuance of restricted stock	47,842	48	—	—	—	—	—	—	48	—	48	—	—
Distributions	—	—	—	—	—	(8,668,726)	—	—	(8,668,726)	—	(8,668,726)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,799)	(1,356,799)	—	—
Issuance of shares for distribution reinvestment plan	322,411	322	50,046	50	3,979,167	—	—	—	3,979,539	—	3,979,539	—	—
Equity based compensation expense	—	—	—	—	219,603	—	—	—	219,603	—	219,603	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(35,073,951)	—	(35,073,951)	—	(35,073,951)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,031,652)	(5,031,652)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,959,904)	(3,959,904)	(607,216)	(4,567,120)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	3,959,594	3,959,594	607,201	4,566,795	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(4,747,520)	(4,747,520)	(728,029)	(5,475,549)	—	—
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	50,000	50,000	—	—
Issuance of common stock in connection with SST IV Merger	23,137,540	23,138	—	—	231,389,332	—	—	—	231,412,470	—	231,412,470	—	—
Offering costs	—	—	—	—	(150,000)	—	—	—	(150,000)	—	(150,000)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	11,219,744	11,219,744	—	—
Acquisition of noncontrolling interest related to the Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	(10,900)	(10,900)	—	—
Changes to redeemable common stock	—	—	—	—	(3,737,890)	—	—	—	(3,737,890)	—	(3,737,890)	—	3,737,890
Redemptions of common stock	(66,238)	(66)	(4,110)	(4)	—	—	—	—	(70)	—	(70)	—	(684,947)
Issuance of restricted stock	54,192	54	—	—	—	—	—	—	54	—	54	—	—
Distributions	—	—	—	—	—	(9,375,185)	—	—	(9,375,185)	—	(9,375,185)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,393,957)	(1,393,957)	—	—
Issuance of shares for distribution reinvestment plan	310,860	311	48,553	49	3,737,530	—	—	—	3,737,890	—	3,737,890	—	—
Equity based compensation expense	—	—	—	—	244,187	—	—	—	244,187	246,843	491,030	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(13,908,664)	—	(13,908,664)	—	(13,908,664)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(1,476,994)	(1,476,994)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	513,632	513,632	74,097	587,729	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(701,823)	(701,823)	(101,246)	(803,069)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	1,084,678	1,084,678	156,756	1,241,434	—	—
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,303,466)	$(37,743,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,803,474	11,386,302
Change in deferred tax liability	(1,872,866)	(2,746,896)
Accretion of fair market value adjustment of secured debt	(31,866)	(32,657)
Amortization of debt issuance costs	672,473	943,483
Equity based compensation expense	491,030	219,603
Contingent earnout adjustment	2,119,744	(7,200,000)
Impairment of goodwill and intangible assets	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879
Unrealized foreign currency and derivative gains	489,151	438,057
Net loss on extinguishment of debt	2,444,788	—
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Increase (decrease) in cash from changes in assets and liabilities, net of acquisitions:
Other assets, net	(1,486,741)	(1,074,412)
Accounts payable and accrued liabilities	(3,824,996)	(426,003)
Managed REITs receivables	(200,744)	(590,687)
Due to affiliates	3,902	(331,673)
Net cash provided by operating activities	4,693,456	3,684,147
Cash flows from investing activities:
SST IV Merger, net of cash acquired	(46,486,510)	—
Purchase of real estate	(16,012,854)	—
Additions to real estate	(1,657,513)	(3,164,429)
Redemption of preferred equity investment in SSGT II	13,500,000	—
Purchase of other investments	(1,400,000)	—
Deposits on acquisition of real estate	(710,668)	—
Settlement of foreign currency hedges	—	398,951
Net cash used in investing activities	(52,767,545)	(2,765,478)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	258,641,870	341,397
Net proceeds from issuance of revolver debt	186,005,250	—
Repayment of non-revolver debt	(422,190,754)	—
Scheduled principal payments on non-revolver debt	(193,907)	(177,223)
Debt issuance costs	(4,933,363)	(4,533)
Debt defeasance costs	(525,728)	—
Preferred stock issuance costs	—	(46,457)
Offering costs	(308,556)	(190,257)
Redemption of common stock	(720,422)	(431,284)
Distributions paid to preferred stockholders	(2,928,620)	(1,643,836)
Distributions paid to common stockholders	(5,010,842)	(4,643,913)
Distributions paid to noncontrolling interest in OP	(1,377,906)	(1,358,066)
Net cash provided by (used in) financing activities	6,457,022	(8,154,172)
Impact of foreign exchange rate changes on cash and restricted cash	139,954	(361,396)
Change in cash, cash equivalents, and restricted cash	(41,477,113)	(7,596,899)
Cash, cash equivalents, and restricted cash beginning of period	80,657,676	68,571,123
Cash, cash equivalents, and restricted cash end of period	$39,180,563	$60,974,224

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$8,330,968	$8,515,504
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$3,737,890	$3,979,539
Distributions payable	$7,446,393	$5,921,299
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$160,354	$2,502,155
Additions to real estate and construction in process included in accounts payable	$24,750	$307,100
Debt assumed in the SST IV Merger	$81,165,978	$—
Issuance of common stock in connection with the SST IV Merger	$231,412,470	$—
Redemption of common stock included in accounts payable and accrued liabilities	$697,249	$—
Proceeds receivable from issuance of operating partnership units in SST VI OP	$50,000	$—
Conversion of A-2 Units into A-1 Units	$11,219,744	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of March 31, 2021, we owned 136 self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, and Washington) and the Greater Toronto Area of Ontario, Canada. As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private non-traded REIT (“SSGT II”) and Strategic Storage Trust VI, Inc., a private non-traded REIT (“SST VI”) (SSGT II, SST VI, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of, as of March 31, 2021, 12 properties and approximately 9,000 units and 1.0 million rentable square feet. Through our Managed REIT Platform (as defined below), we have the internal capability to originate, structure, and manage additional investment products.

The square footage, unit count, and occupancy percentage data and related disclosures included in these notes to the consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Significant Acquisitions and Transactions

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”). The JV Properties consist of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”). Additionally, we obtained the rights to acquire, upon its completion, a self storage property that is being developed in San Gabriel, California.

At the effective time of the SST IV Merger (the “SST IV Merger Effective Time”), each share of SST IV common stock, par value $0.001 per share (the “SST IV Common Stock”), outstanding immediately prior to the SST IV Merger Effective Time (other than shares owned by SST IV and its subsidiaries or us and our subsidiaries) was automatically converted into 2.1875 Class A Shares. Immediately prior to the SST IV Merger Effective Time, all shares of SST IV Common Stock that were subject to vesting and other restrictions also became fully vested. As a result of the SST IV Merger, approximately 10.6 million shares of SST IV Common Stock were converted into approximately 23.1 million Class A Shares.

New Credit Facility

On March 17, 2021, we, through SmartStop OP, L.P. (our “Operating Partnership”), entered into a credit facility with KeyBank, National Association as administrative agent, with an initial aggregate commitment of $500 million (the “Credit Facility”), which consists of a $250 million revolving credit facility and a $250 million term loan. We used the initial draw proceeds of approximately $451 million primarily to pay off certain existing indebtedness as well as indebtedness of SST IV in connection with the SST IV Merger. See Note 6 for additional information.

Equity

The Company was formed on January 8, 2013, under the Maryland General Corporation Law.  We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). At the termination of our offering in January 2017, we had sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2021, we had sold approximately 5.6 million Class A Shares and approximately 0.9 million Class T Shares for approximately $58.8 million and $9.0 million, respectively, in our DRP Offering.

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

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Former Dealer Manager”), was responsible for marketing our shares offered pursuant to our Primary Offering. SAM indirectly owns a 15% non-voting equity interest in our Former Dealer Manager. Now that our Primary Offering has terminated, our Former Dealer Manager no longer provides such services for us. However, we pay our Former Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold. Please see Note 10 – Related Party Transactions – Former Dealer Manager Agreement.

Other Corporate History

Our Operating Partnership was formed on January 9, 2013. During 2013, Strategic Storage Advisor II, LLC, our former external advisor (“Former External Advisor”) purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. See Note 5, Self Administration Transaction, for additional information.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Our Operating Partnership owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of March 31, 2021, we owned approximately 88.8% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 11.2% of the common units are owned by certain members of our executive management team or indirectly by SmartStop Asset Management, LLC, our former sponsor (“SAM”) and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (our “TRS”), or other taxable REIT subsidiaries which are directly or indirectly wholly-owned subsidiaries of our Operating Partnership.

COVID-19

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have adjusted to meet the needs of our customers and employees, while striving to create a safe environment at our properties and our corporate offices. The operational and financial impact associated with COVID-19 were most significant to our business in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020 and continuing into 2021. Future governmental orders causing restrictions on our business or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, as well as Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”), and its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. SST VI OP is the operating partnership of SST VI. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership and SST VI OP are deemed to be VIEs and are consolidated by the Company as we are currently the primary beneficiary. Our sole significant asset is our investment in our Operating Partnership; as a result, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership and its wholly owned subsidiaries.

As of March 31, 2021, we were not a party to any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres acquired in the SST IV Merger, which are all accounted for under the equity method of accounting (see Note 4 for additional information), and our Tenant Programs joint venture with SSGT II, which was acquired in the Self Administration Transaction, which is consolidated.

As of December 31, 2020, we were also a party to and consolidated our Tenant Programs joint venture with SST IV, which became a wholly owned entity as a result of the SST IV Merger.

Equity Investments

Under the equity method, our investments will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of March 31, 2021, and December 31, 2020, we owned equity investments with a carrying value of approximately $3,000 and $15.1 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

Also included in Investments in and advances to Managed REITs as of March 31, 2021 are receivables from the Managed REITs of approximately $0.7 million. As of December 31, 2020, receivables from the Managed REITs approximated $0.5 million. For additional discussion, see Note 10 – Related Party Transactions.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership, SST VI OP, and the noncontrolling interests in our Tenant Programs joint venture with SSGT II in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as a noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in the SST VI OP and the SSGT II Tenant Program and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interests balance.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the ongoing fair value determination of contingent liabilities, the determination if certain entities should be consolidated, the evaluation of potential impairment of indefinite and long-lived assets and goodwill, and the estimated useful lives of real estate assets and intangibles.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $20 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2021 and 2020, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2021 and 2020, our property acquisitions, including the SST IV Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2021 and 2020, we expensed approximately $305,000 and $30,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

March 31, 2021

(Unaudited)

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

As discussed in Note 5, the Self Administration Transaction was an acquisition of a business.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2021 and 2020, no real property asset impairment losses were recognized.

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test for goodwill, and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

See Note 5 - Self Administration Transaction for additional information.

Trademarks

In connection with the Self Administration Transaction, we recorded the fair value associated with the two primary trademarks acquired therein. Prior thereto we had no amounts recorded related to trademarks.

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

As of March 31, 2021 and December 31, 2020, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of March 31, 2021 and December 31, 2020, approximately $0.5 million and $0.5 million, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2021, 2022, 2023, 2024, and thereafter is approximately $105,000, $140,000, $140,000, $70,000 and none, respectively.

We qualitatively evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

See Note 5 - Self Administration Transaction for additional information.

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

March 31, 2021

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2021, the gross amount allocated to in-place lease intangibles was approximately $67.5 million and accumulated amortization of in-place lease intangibles totaled approximately $46.1 million. As of December 31, 2020, the gross amounts allocated to in-place lease intangibles were approximately $47.3 million and accumulated amortization of in-place lease intangibles totaled approximately $45.7 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2021, 2022, 2023, 2024, 2025 and thereafter is approximately $10.3 million, $9.8 million, $0.1 million, $0.1 million, $0.1 million, and $0.8 million, respectively.

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to the tenant programs (“Tenant Programs”) joint ventures. For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

As of March 31, 2021, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $6.8 million and accumulated amortization of those intangibles totaled approximately $3.8 million. As of December 31, 2020, the gross amount of the intangibles related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $18.1 million and accumulated amortization of those intangibles totaled approximately $7.3 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is approximately $0.5 million, $0.7 million, $0.7 million, $0.7 million, and $0.3, respectively.

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

See Note 5 – Self Administration Transaction and Note 10 – Related Party Transactions for additional information.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt; amounts incurred related to obtaining revolving debt are included in the debt issuance costs line on our consolidated balance sheet (see Note 6). Debt issuance costs are amortized using the effective interest method.

As of March 31, 2021 and December 31, 2020, approximately $2.5 million and none, respectively of gross debt issuance costs were recorded related to our revolving credit facility.

As of March 31, 2021, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $1.7 million. As of December 31, 2020, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $12.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $7.9 million.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $0.1 million and a loss of approximately $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021, approximately 70,000 shares, or $0.7 million, were requested to be redeemed; all of which were included in accounts payable and accrued liabilities as of March 31, 2021, and fulfilled in April 2021.

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

March 31, 2021

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions along with the assets and liabilities described in Note 3 – Real Estate Facilities and Note 5 – Self Administration Transaction. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. Additionally, certain such assets and liabilities are required to be fair valued periodically or valued pursuant to ongoing fair value requirements and impairment analyses and have been valued subsequently utilizing the same techniques noted above. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at March 31, 2021 and December 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$358,000,000	$342,146,919	$316,000,000	$301,988,969

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

As of March 31, 2021, and December 31, 2020, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 7 and 9). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

March 31, 2021

(Unaudited)

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. As of March 31, 2021, the net deferred tax liability of approximately $7.5 million was comprised of a deferred tax liability of approximately $0.7 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $6.8 million recorded at certain of our Canadian entities. The $6.8 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $10.7 million, net of a gross deferred tax asset of approximately $3.9 million.

As of December 31, 2020, the net deferred tax liability of approximately $8.4 million was comprised of a deferred tax liability of approximately $2.6 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $5.8 million recorded at certain of our Canadian entities’ properties. The $5.8 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $9.6 million, net of a gross deferred tax asset of approximately $3.8 million.

The income tax benefit for the three months ended March 31, 2021 and 2020 includes a deferred tax benefit of approximately $1.9 million and $2.7 million, respectively, and a current tax expense of approximately $40,000 and none, respectively.

The Company recorded a net combined foreign, federal, and state income tax benefit of approximately $1.8 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, which are included in other in our consolidated statements of operations. At March 31, 2021 and December 31, 2020, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2021 and December 31, 2020, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2016-2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of March 2021, approximately 22%, 21%, and 13% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

March 31, 2021

(Unaudited)

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

Note 3. Real Estate Facilities

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

On April 23, 2021, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Riverside, California (the “Riverside III Property”). The purchase price for the Riverside III Property is approximately $10.7 million, plus closing costs. There can be no assurance that we will complete the acquisition. If we fail to acquire the Riverside III Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may assign certain of the above purchase and sale agreements to one of our Managed REITs.

The following summarizes the activity in real estate facilities during the three months ended March 31, 2021:

Real estate facilities
Balance at December 31, 2020	$1,210,102,582
Facilities acquired through merger with SST IV	324,344,636
Other facility acquisitions(1)	15,689,143
Impact of foreign exchange rate changes	2,138,321
Improvements and additions	682,986
Balance at March 31, 2021	$1,552,957,668
Accumulated depreciation
Balance at December 31, 2020	$(115,903,045)
Depreciation expense	(8,377,485)
Impact of foreign exchange rate changes	(209,591)
Balance at March 31, 2021	$(124,490,121)

(1)Such acquisition was completed by SST VI OP, which is consolidated within our consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Merger with Strategic Storage Trust IV, Inc.

On November 10, 2020, we, SST IV Merger Sub, LLC, a Maryland limited liability company and a wholly-owned subsidiary of ours (“SST IV Merger Sub”), and SST IV entered into an agreement and plan of merger (the “SST IV Merger Agreement”). Pursuant to the terms and conditions set forth in the SST IV Merger Agreement, on March 17, 2021 (the “SST IV Merger Date”), we acquired SST IV by way of a merger of SST IV with and into SST IV Merger Sub, with SST IV Merger Sub being the surviving entity.

On the SST IV Merger Date, each share of SST IV Common Stock outstanding immediately prior to the SST IV Merger Date (other than shares owned by SST IV and its subsidiaries or us and our subsidiaries) was automatically converted into 2.1875 Class A Shares (the “SST IV Merger Consideration”). Immediately prior to the SST IV Merger Effective Time, all shares of SST IV Common Stock that were subject to vesting and other restrictions also became fully vested and converted into the right to receive the SST IV Merger Consideration.

As a result of the SST IV Merger, we acquired all of the real estate owned by SST IV, consisting of 24 wholly-owned self storage facilities located across 9 states and 6 self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. The real estate joint ventures consist of three operating properties and three properties in various stages of development.

The following table reconciles the total consideration transferred in the SST IV Merger:

Fair value of consideration transferred:
Common stock issued	$231,412,470
Cash(1)	54,250,000
Other	365,703
Total consideration transferred	$286,028,173

(1)The approximately $54.3 million in cash was primarily used to pay off approximately $54.0 million of SST IV debt that we did not assume in the Merger, as well as approximately $0.3 million in transaction costs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

We issued approximately 23.1 million Class A Shares to the former SST IV shareholders in connection with the SST IV Merger. The estimated fair value of our common stock issued was determined primarily based on an income approach to value the properties as well as our Managed REIT Platform, adjusted for market related adjustments and illiquidity discounts, less the estimated fair value of our debt and other liabilities.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2. The key assumptions used in estimating the fair value of our common stock included a marketability discount of 6%, and projected annual net operating income.

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the SST IV Merger:

Assets Acquired:
Land	$54,385,560
Buildings	257,618,228
Site improvements	12,340,848
Construction in process	1,467,090
Intangible assets	20,052,449
Investments in real estate joint ventures	17,495,254
Cash and cash equivalents, and restricted cash	7,763,490
Other assets	4,145,394
Total assets acquired	$375,268,313
Liabilities assumed:
Debt(1)	$81,165,978
Accounts payable and other liabilities	8,074,162
Total liabilities assumed	$89,240,140
Total net assets acquired	$286,028,173

(1)Debt assumed includes approximately $40.5 million of debt on the KeyBank SST IV CMBS Loan, a $0.1 million fair market value discount on such debt, and the approximately $40.8 million SST IV TCF Loan.  See Note 6 – Debt for additional information.

The following table summarizes the purchase price allocation for the real estate related assets acquired in the SST IV Merger:

Acquisition	Acquisition Date	Real Estate Assets	Construction in Process	Investments in Real Estate Joint Ventures	Intangibles	Total(1)	2021 Revenue(2)	2021 Property Operating Income(2)(3)
SST IV Merger	3/17/2021	$324,344,636	$1,467,090	$17,495,254	$20,052,449	$363,359,429	$1,073,078	$623,412
(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)

The operating results of the self storage properties acquired in the SST IV Merger have been included in our consolidated statements of operations since the SST IV Merger Date. Such amount does not include activity from our investments in real estate joint ventures, which are included in Other in our consolidated statements of operations. For additional information. See Note 4 – Investments in Unconsolidated Real Estate Ventures.

(3)	Property operating income excludes corporate general and administrative expenses, interest expenses, depreciation, amortization and acquisition related expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Acquisition Completed by SST VI OP

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. On March 11, 2021, SST VI OP, through a wholly-owned subsidiary, used these funds, in part, to acquire its first self storage facility in Phoenix, Arizona for approximately $16 million. In connection with SST VI OP’s acquisition of the Phoenix property, we provided a $3.5 million mezzanine loan to a wholly-owned subsidiary of SST VI OP with an initial interest rate of 8.5% and term of six months; as well as a 180 day extension option which, if exercised, would increase the interest rate to 9.25%. In addition to the aforementioned mezzanine loan, SST VI financed the acquisition, in part, by obtaining a third party mortgage loan on the property of approximately $9 million, which had an initial interest rate of 3.5%, and a three year term, with two one year extension options. SST VI commenced its private offering in the first quarter of 2021. Given our current level of ownership as of March 31, 2021, SST VI OP and its subsidiaries are consolidated in our financial statements, and all related intercompany transactions have been eliminated. SST VI OP and its consolidated subsidiaries’ assets are not available to us, and their creditors do not have recourse to us. Included in our consolidated balance sheet as of March 31, 2021 are approximately $17 million of assets, approximately $16 million of which are included in real estate facilities, net and approximately $9 million of liabilities, including the third party mortgage loan noted above. Our consolidation of SST VI OP will continue to be evaluated as SST VI continues to raise additional equity in its private offering.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired 6 self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. The real estate joint ventures consist of three operating properties and three properties in various stages of development. These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land and develop and operate the properties as self storage facilities.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

The following table summarizes our investments in unconsolidated real estate ventures:

JV Property	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	Carrying Value of Investment as of March 31, 2021
Oshawa	Oshawa, Ontario	September 2018	Under Development	50%	$1,151,236
East York	East York, Ontario	January 2019	Operational	50%	6,505,313
Brampton	Brampton, Ontario	September 2019	Operational	50%	2,419,381
Vaughan	Vaughan, Ontario	August 2019	Operational	50%	2,979,203
Scarborough	Scarborough, Ontario	August 2020	Under Development	50%	1,704,805
Kingspoint	Kingspoint, Ontario	February 2021	Under Development	50%	2,728,478
					$17,488,416

Financing Agreement

We, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships (“the JV Properties”), also became party to a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available is approximately $60 million CAD, however, the SmartCentres Financing includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately $120 million CAD subject to certain conditions set forth in the MMCA. As of March 31, 2021, approximately $46.7 million CAD was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing will be used to finance the development and construction of the JV Properties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The SmartCentres Financing is secured by first mortgages on each of the JV Properties.  Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of March 31, 2021, the total interest rate was approximately 2.86%.

The SmartCentres Financing had an original maturity date of May 11, 2021. On April 30, 2021, the SmartCentres Financing was amended and the maturity date was extended until May 11, 2024, and contains two one year extension options. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. As of March 31, 2021, no such payments had commenced. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

The SmartCentres Financing contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financing.

Note 5. Self Administration Transaction

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

As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV (until the SST IV Merger Date), SSGT II, and we acquired the internal capability to originate, structure and manage additional future investment products which would be sponsored by SRA.

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

Third Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement

On June 28, 2019, we entered into the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (as amended, the “Operating Partnership Agreement”), which amended and superseded the Second Amended and Restated Limited Partnership Agreement (the “Former OP Agreement”), and a Redemption of Limited Partner Interest Agreement (the “Redemption of Limited Partner Interest Agreement”) with the Former External Advisor and the Operating

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Partnership, pursuant to which the Operating Partnership redeemed all of the limited partnership interests held by the Former External Advisor in the Operating Partnership. As a result of the Redemption of Limited Partner Interest Agreement and the Self Administration Transaction, the Former External Advisor’s parent entity, SAM and its affiliates no longer hold either their previously existing 20,000 limited partnership units or their special limited partnership interest in the Operating Partnership; however, SAM received cash of $200,000 and Class A-1 Units and Class A-2 Units in the Operating Partnership, as further described below.

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

The conversion features of the Class A-2 Units are as follows: (A) the first time the aggregate incremental assets under management, as amended (“AUM”) (as defined in the Operating Partnership Agreement) of the Operating Partnership equals or exceeds $300,000,000, one-third of the Class A-2 Units will automatically convert into Class A-1 Units, (B) the first time the incremental AUM of the Operating Partnership equals or exceeds $500,000,000, an additional one-third of the Class A-2 Units will automatically convert into Class A-1 Units, and (C) the first time the incremental AUM equals or exceeds $700,000,000, the remaining one-third of the Class A-2 Units will automatically convert into Class A-1 Units (each an “Earnout Achievement Date”).  On each Earnout Achievement Date, the Class A-2 Units will automatically convert into Class A-1 Units based on an earnout unit exchange ratio, which is equal to $10.66 divided by the then current value of our Class A common stock.  The Class A-2 Units conversion rights will expire seven years following the closing date of the Self Administration Transaction.  Notwithstanding the foregoing, the earnout consideration will be earned and automatically convert in the event of an “Earnout Acceleration Event” (as defined in the Operating Partnership Agreement), which includes each of the following: certain change of control events (as described in the Operating Partnership Agreement), or H. Michael Schwartz being removed either as a member of our board of directors or as one of our executive officers for any reason other than for cause. For additional information, see the Accounting Considerations Subsequent to Acquisition section further below.

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

March 31, 2021

(Unaudited)

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

March 31, 2021

(Unaudited)

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

Accounting Considerations Subsequent to Acquisition

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

Based on the above facts, we revised our capital raise projections for the Managed REITs. We then evaluated the revised projected undiscounted future cash flows of our amortizing intangible assets to determine if they exceeded their respective carrying values and we determined that certain trademarks and management contracts acquired in the Self Administration Transaction were impaired. For such assets we recorded impairments to reduce their carrying value to their respective fair values. For our indefinite-lived trademark we determined that the carrying value was in excess of its fair value and therefore recorded an impairment equal to the difference. As a result, we recorded impairment charges totaling approximately $11.7 million to intangible assets, consisting of approximately $3.3 million related to our trademarks, approximately $2.2 million related to the management contracts of SST IV and approximately $6.2 million related to the management contracts of SSGT II during the quarter ended March 31, 2020. We similarly evaluated goodwill for impairment and determined that the carrying value of the goodwill related to our Managed REIT segment was in excess of fair value, and therefore impaired and we recognized an impairment charge of approximately $24.7 million during the quarter ended March 31, 2020. Goodwill related to our self storage operations was not impaired.

In connection with the Self Administration Transaction, we acquired a special limited partnership interest in SST IV and SSGT II. This interest, in certain situations, may entitle us to various subordinated distributions under SST IV’s and SSGT II’s operating partnership agreements. Given the revised capital projections noted above, the projected future

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

subordinated distributions had revised estimated fair values less than their carrying values. We deemed this difference to be an other than temporary decline in value and have therefore recorded an impairment charge of approximately $4.4 million during the quarter ended March 31, 2020.

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which is the result of differences between the GAAP carrying value of certain amortizing assets and the carrying value for tax purposes of certain assets related to activities which are conducted through our TRS. As the impairment charge reduced the GAAP carrying value of such assets, primarily the Managed REIT management contracts, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $2.4 million, and recorded such adjustment as other income within the other line-item in our consolidated statement of operations during the quarter ended March 31, 2020.

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

The Amendment (i) revised the definition of “AUM” in connection with the earnout of the Class A-2 Units so that it (A) includes assets acquired by us and our affiliates and (B) includes 100% of any joint venture assets, rather than a pro rata percentage, and (ii) clarifies that the Class A-2 Units may be transferred after the two-year holding period.

On March 24, 2021, 1,094,434 Class A-2 Units held by an affiliate of SAM, were converted into 1,121,795 Class A-1 Units pursuant to the achievement of the first tier of earnout consideration. The fair value of the contingent earnout liability was reduced as the Class A-2 Units were converted into Class A-1 Units in our Operating Partnership and the fair value of such units was reclassified to the noncontrolling interest in our Operating Partnership line in the equity section of our consolidated balance sheet.

As of March 31, 2021, pursuant to the revised definition of “AUM” as described above, we had added incremental assets under management of approximately $321 million, and the estimated fair value of the contingent earnout liability was approximately $19.5 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 6. Debt

The Company’s debt is summarized as follows:

Loan	March 31, 2021	December 31, 2020	Interest Rate		Maturity Date
KeyBank CMBS Loan(1)	$95,000,000	$95,000,000	3.89%		8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%		5/1/2027
Midland North Carolina CMBS Loan(3)	46,255,586	46,427,994	5.31%		8/1/2024
Canadian CitiBank Loan(4)(12)	-	87,337,110	2.72%		10/9/2021
CMBS SASB Loan(5)(12)	-	235,000,000	3.13%	(11)	2/9/2022
CMBS Loan(6)	104,000,000	104,000,000	5.00%		2/1/2029
Secured Loan(7) (8)(12)	-	85,512,000	3.00%		1/24/2022
Stoney Creek Loan(9)(12)	-	5,712,058	4.65%		10/1/2021
Torbarrie Loan(10)(12)	-	6,423,863	4.65%		9/1/2021
SST IV CMBS Loan	40,500,000	-	3.56%		2/1/2030
SST IV TCF Loan	40,782,255	-	3.75%		3/30/2023
Credit Facility Term Loan - USD(14)	150,000,000	-	2.06%		3/17/2026
Credit Facility Term Loan - CAD(13)(14)	99,024,270	-	2.37%		3/17/2026
Credit Facility Revolver - USD(14)	184,000,000	-	2.11%		3/17/2024
Credit Facility Revolver - CAD(13)(14)	1,985,250	-	2.42%		3/17/2024
SST VI Baseline TCF Loan	8,620,000	-	3.50%		3/11/2024
Ladera Office Loan	4,077,652	4,099,152	4.29%		11/1/2026
Premium on secured debt, net	313,681	461,823
Debt issuance costs, net	(4,068,114)	(4,021,767)
Total debt	$822,490,580	$717,952,233

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

(3)

This fixed rate loan encumbers 11 properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments became due monthly.

(4)

This variable rate loan encumbered 10 of our Canadian properties and the amounts shown above are in USD based on the foreign exchange rate in effect of the dates presented. We purchased interest rate caps that cap CDOR at 3.0% until October 15, 2021.

(5)

This variable rate loan encumbered 29 properties (Morrisville, Cary, Raleigh, Vallejo, Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Port St Lucie, Sacramento, Concord, Oakland, Wellington, Doral, Naples, Baltimore, Aurora, Jones Blvd - Las Vegas, Russell Rd - Las Vegas, Riverside, Stockton, Azusa, Romeoville, Elgin, San Antonio, Kingwood).

(6)

This fixed rate loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts.

(7)

This variable rate loan encumbered 16 properties (Colorado Springs, Aurora, Phoenix, 3173 Sweeten Creek Rd - Asheville, Elk Grove, Garden Grove, Deaverview Rd - Asheville, Highland Center Blvd - Asheville, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, McKinney, Hualapai Way - Las Vegas, Gilbert).

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

March 31, 2021

(Unaudited)

the Secured Loan at 5.1% until August 1, 2020. To continue hedging our interest rate risk related to this loan, we purchased an interest rate cap on August 3, 2020 with a notional amount of $80 million that effectively caps LIBOR at 0.5% through August 2, 2021.

(9)

This variable rate loan bore interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of December 31, 2020, and in no event would the total interest rate have fallen below 4.65% per annum. The amounts shown above are in USD based on the foreign exchange rate in effect as of December 31, 2020.

(10)

This variable rate loan bore interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of December 31, 2020, and in no event would the total interest rate have fallen below 4.65% per annum. The amounts shown above are in USD based on the foreign exchange rate in effect as of December 31, 2020.

(11)

This loan incurred interest at LIBOR plus 3%, which resulted in an interest rate of 3.13% as of December 31, 2020. However, in June 2019, we purchased an interest rate swap whereby LIBOR is fixed at 1.79% though February 15, 2022, which results in an effective fixed interest rate of 4.79% on this loan.

(12)	On March 17, 2021, these loans were paid off in full in conjunction with the SST IV Merger, and an aggregate net loss on extinguishment of debt of approximately $2.4 million was recorded.
(13)	The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.
(14)	For additional information regarding the Credit Facility, see below.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of March 31, 2021 was approximately 3.22%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of March 31, 2021, we were in compliance with all such covenants.

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

March 31, 2021

(Unaudited)

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

On March 30, 2021, we paid down $15 million in USD borrowings on the Credit Facility Revolver, reducing the total borrowings on the Credit Facility to approximately $435 million.

Subsequent to March 31, 2021, on April 16, 2021, we made a US Borrowing draw of $4.5 million on the Credit Facility Revolver. Additionally, on May 3, 2021, we converted all of our CAD Borrowings to US Borrowings.

SST IV CMBS Loan

On March 17, 2021, in connection with the SST IV Merger, we assumed a $40.5 million CMBS financing with KeyBank as the initial lender pursuant to a mortgage loan (the “SST IV CMBS Loan”). The SST IV CMBS Loan is secured by a first mortgage or deed of trust on each of seven properties owned by us (Jensen Beach, Texas City, Riverside, Las Vegas IV, Puyallup, Las Vegas V, and Plant City). The separate assets of these encumbered properties are not available to pay our other debt. The loan has a maturity date of February 1, 2030. Monthly payments due under the loan agreement (the “SST IV CMBS Loan Agreement”) are interest-only, with the full principal amount becoming due and payable on the maturity date.

The amounts outstanding under the SST IV CMBS Loan bear interest at an annual fixed rate equal to 3.56%. Commencing two years after securitization, the CMBS Loan may be defeased in whole, but not in part, subject to certain conditions as set forth in the SST IV CMBS Loan Agreement.

The loan documents for the SST IV CMBS Loan contain: customary affirmative and negative covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty in favor of KeyBank, we serve as a non-recourse guarantor with respect to the SST IV CMBS Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

SST IV TCF Loan

On March 17, 2021, in connection with the SST IV Merger, we assumed a term loan with TCF National Bank, a national banking association (“TCF”), as lead arranger and administrative agent for up to $40.7 million (the “SST IV TCF Loan”). The SST IV TCF Loan is secured by a first mortgage on each of the Ocoee Property, the Ardrey Kell Property, the Surprise Property, the Escondido Property, and the Punta Gorda Property (the “SST IV TCF Properties”).

The interest rate on the SST IV TCF Loan is equal to the greater of (i) 3.75% per annum or (ii) an adjustable annual rate equal to LIBOR plus 3.00%. Upon achievement of certain financial conditions, the interest rate will be equal to the greater of (i) 3.50% per annum or (ii) an adjustable annual rate equal to LIBOR plus 2.50%. As of March 31, 2021, the interest rate on the SST IV TCF Loan was 3.75%. In connection with the SST IV Merger, we also assumed an interest rate cap with a notional amount of $30.5 million, such that in no event will LIBOR exceed 0.75% thereon through May 2022.

The SST IV TCF Loan matures on March 30, 2023, with two one-year extension options subject to certain conditions outlined further in the SST IV TCF Loan documents. During the initial term, monthly payments are interest only; during any extension periods, monthly payments are principal and interest. The SST IV TCF Loan may be prepaid in whole or in part, subject to certain conditions as set forth in the SST IV TCF loan agreement

The SST IV TCF loan agreement also contains a debt service coverage ratio covenant applicable to the borrowers whereby, commencing on March 31, 2022, the SST IV TCF Properties must have a debt service coverage ratio of not less than 1.20 to 1.00. The SST IV TCF loan agreement also contains: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement.

We serve as a limited recourse guarantor with respect to the SST IV TCF Loan during the initial term. Our obligations as guarantor may decrease based on the debt service coverage ratio on the SST IV TCF Properties.

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2021:

2021	$1,100,437
2022	2,914,419
2023	44,166,400
2024	241,648,647
2025	2,869,187
2026 and thereafter	533,545,923
Total payments	826,245,013
Premium on secured debt, net	313,681
Debt issuance costs, net	(4,068,114)
Total	$822,490,580

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

March 31, 2021

(Unaudited)

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

As of March 31, 2021, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2020, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $202.9 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $2.9 million of accumulated and unpaid distributions.

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

March 31, 2021

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

The following table summarizes the terms of our derivative financial instruments as of March 31, 2021:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
LIBOR Cap	$80,000,000		0.50%	August 3, 2020	August 2, 2021
CDOR Cap	99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD(3)	$95,000,000	(1)	1.3344	February 10, 2021	April 12, 2021(2)
(1)	Notional amounts shown are denominated in CAD.
(2)

On April 12, 2021, we settled this currency forward, paying a net settlement of approximately $4.5 million, and entered into a new $125.9 million CAD currency forward with a strike price of 1.25925, and a maturity date of April 12, 2023.

(3)	On May 6, 2021 we entered into a new approximately $122 million CAD currency forward with a strike price of 1.2202, and a maturity date of April 12, 2022.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

On December 9, 2019, in connection with an expiring foreign currency option, we entered into a two month $95 million CAD foreign currency forward. On February 10, 2020, we settled the CAD currency forward, receiving a net settlement of approximately $0.5 million and simultaneously entered into a one year $95 million CAD foreign currency forward. On February 10, 2021, we rolled this currency forward into a two month $95 million CAD foreign currency forward, with a settlement date of April 12, 2021. On April 12, 2021, we settled this foreign currency forward, paying a net settlement of approximately $4.5 million, and simultaneously entered into a new $125.9 million CAD currency forward.

A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive loss, the other portion, a loss of approximately $0.3 million and a gain of approximately $0.9 million related to the ineffective portion is recorded in other income within our consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2020:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
LIBOR Cap	$80,000,000		0.50%	August 3, 2020	August 2, 2021
CDOR Cap	99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$95,000,000	(1)	1.3340	February 10, 2020	February 10, 2021

(1)	Notional amount shown is denominated in CAD.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2021	December 31, 2020
Interest Rate Swaps
Accounts payable and accrued liabilities	$3,416,001	$4,379,424
Foreign Currency Hedges
Accounts payable and accrued liabilities	$4,407,893	$3,270,910

Note 9. Segment Disclosures

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended March 31, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$29,503,442	$—	$—	$29,503,442
Ancillary operating revenue	1,557,430	—	—	1,557,430
Managed REIT Platform revenue	—	2,287,740	—	2,287,740
Reimbursable costs from Managed REITs	—	1,216,043	—	1,216,043
Total revenues	31,060,872	3,503,783	—	34,564,655
Operating expenses:
Property operating expenses	10,343,281	—	—	10,343,281
Managed REIT Platform expense	—	319,890	—	319,890
Reimbursable costs from Managed REITs	—	1,216,043	—	1,216,043
General and administrative	—	—	4,752,989	4,752,989
Depreciation	8,347,819	—	196,108	8,543,927
Intangible amortization expense	587,741	671,806	—	1,259,547
Acquisition expenses	305,650	—	—	305,650
Contingent earnout adjustment	—	2,119,744	—	2,119,744
Impairment of goodwill and intangible assets	—	—	—	—
Impairment of investments in Managed REITs	—	—	—	—
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	19,584,491	12,717,056	4,949,097	37,250,644
Operating income (loss)	11,476,381	(9,213,273)	(4,949,097)	(2,685,989)
Other income (expense):
Interest expense	(7,931,649)	—	(43,815)	(7,975,464)
Interest expense – accretion of fair market value of secured debt	31,866	—	—	31,866
Interest expense – debt issuance costs	(672,473)	—	—	(672,473)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Other	(218,027)	1,872,866	(211,457)	1,443,382
Net loss	$241,310	$(7,340,407)	$(5,204,369)	$(12,303,466)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

	Three Months Ended March 31, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$25,568,019	$—	$—	$25,568,019
Ancillary operating revenue	1,152,843	—	—	1,152,843
Managed REIT Platform revenue	—	1,783,787	—	1,783,787
Reimbursable costs from Managed REITs	—	1,793,474	—	1,793,474
Total revenues	26,720,862	3,577,261	—	30,298,123
Operating expenses:
Property operating expenses	9,675,026	—	—	9,675,026
Managed REIT Platform expense	—	1,174,809	—	1,174,809
Reimbursable costs from Managed REITs	—	1,793,474	—	1,793,474
General and administrative	—	—	3,667,947	3,667,947
Depreciation	7,601,171	—	115,500	7,716,671
Intangible amortization expense	2,196,828	1,472,803	—	3,669,631
Acquisition expenses	28,105	—	—	28,105
Contingent earnout adjustment	—	(7,200,000)	—	(7,200,000)
Impairment of goodwill and intangible assets	—	36,465,732	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879	—	4,376,879
Total operating expenses	19,501,130	38,083,697	3,783,447	61,368,274
Operating income (loss)	7,219,732	(34,506,436)	(3,783,447)	(31,070,151)
Other income (expense):
Interest expense	(8,294,093)	—	(45,210)	(8,339,303)
Interest expense – accretion of fair market value of secured debt	32,657	—	—	32,657
Interest expense – debt issuance costs	(941,124)	—	(2,359)	(943,483)
Other	(170,197)	2,746,896	—	2,576,699
Net loss	$(2,153,025)	$(31,759,540)	$(3,831,016)	$(37,743,581)

The following table summarizes our total assets by segment:

Segments	March 31, 2021		December 31, 2020
Self Storage(1)	$1,541,859,350	(1)	$1,172,178,148	(1)
Managed REIT Platform(1)	13,233,823	(1)	44,482,625	(1)
Corporate and Other	46,935,825		65,560,284
Total assets	$1,602,028,998		$1,282,221,057

(1)

Included in the assets of the Self Storage and the Managed REIT Platform segments as of March 31, 2021, are approximately $49.8 million, and $3.9 million of goodwill, respectively. As of December 31, 2020, such amounts were approximately $45.3 million and $8.4 million of goodwill, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 10. Related Party Transactions

Through the closing of the Self Administration Transaction on June 28, 2019, we incurred expenses under advisory and property management agreements with SAM; commencing on such closing and continuing thereafter we no longer incur such expenses. The Former Dealer Manager Agreement and the Transfer Agent Agreement described below were not impacted by the Self Administration Transaction.

Former Dealer Manager Agreement

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Former Dealer Manager Agreement. In addition, our Former Dealer Manager receives an ongoing stockholder servicing fee as discussed in Note 2 – Summary of Significant Accounting Policies – Organization and Offering Costs.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Fees paid to our Transfer Agent include a fixed quarterly fee, one-time account setup fees, monthly open account fees and fees for investor inquiries. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2020 and the three months ended March 31, 2021, as well as any related amounts payable as of December 31, 2020 and March 31, 2021:

	Year Ended December 31, 2020			Three Months Ended March 31, 2021
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$525,108	$489,108	$36,000	$177,642	$173,740	$39,902
Additional paid-in capital
Transfer Agent fees	—	—	—	150,000	150,000	—
Stockholder servicing fee(1)	—	645,911	631,429	—	158,556	472,873
Stockholder servicing fee - SST IV(2)	—	—	—	1,155,887	—	1,155,887
Total	$525,108	$1,135,019	$667,429	$1,483,529	$482,296	$1,668,662

(1)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

(2)	Represents the stockholder servicing fee liability assumed in the SST IV Merger.

Please see Note 3 – Real Estate Facilities and Note 4 – Self Administration Transaction for detail regarding additional related party transactions.

Acquisition of Self Storage Platform from SmartStop Asset Management, LLC and Other Transactions

As a result of the Self Administration Transaction, the advisor and property manager entities of SST IV and SSGT II became our indirect subsidiaries. As a result, we became entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory and property management agreements as described below.

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor IV, LLC, the advisor to SST IV (the “SST IV Advisor”), SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), and Strategic Storage Advisor VI, LLC, the advisor to SST VI (the “SST VI Advisor”) are entitled to receive various fees and expense reimbursements under the terms of the SST IV, SSGT II, and SST VI advisory agreements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

SST IV Advisory Agreement

The SST IV Advisor provided acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”) to SST IV up until the SST IV Merger on March 17, 2021.

SST IV was required to reimburse the SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor funded, and was not reimbursed for 1.15% of the gross offering proceeds from the sale of class W shares sold in the SST IV offering. Such amounts for the three months ended March 31, 2021, and 2020, totaled none and approximately $25,000, respectively. The SST IV Advisor was required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminated to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions, and dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also required the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

Effective as of April 30, 2020, SST IV suspended its offering due to various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of their dealer manager agreement. SST IV’s public offering terminated on September 11, 2020.

Subsequent to the termination of SST IV’s primary offering, SST IV determined that total organization and offering costs (excluding sales commissions, and dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) did not exceed 3.5% of the gross proceeds received from its primary offering, and thus we were not required to reimburse SST IV. Additionally, SST IV determined that total organization and offering costs did not exceed 15% of the gross proceeds received in its primary offering, and thus we were not required to reimburse SST IV for any excess offering costs.

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

The SST IV Advisory Agreement provided for reimbursement of the SST IV Advisor’s direct and indirect costs of providing administrative and management services to SST IV. The SST IV Advisor was required to pay or reimburse SST IV the amount by which SST IV’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST IV’s average invested assets or 25% of SST IV’s net income, as defined, unless a majority of SST IV’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. No such amounts were required to be reimbursed by the SST IV Advisor.

Effective March 17, 2021, in connection with the SST IV Merger, the SST IV Advisory Agreement was terminated and none of the aforementioned subordinated distributions or fees were paid. As a result of us acquiring SST IV and terminating such contracts, we recorded a write-off of approximately $5.3 million related to the carrying value of the SST IV Advisory Agreement contract. Similarly, we recorded a write-off of approximately $1.2 million related to our special limited partnership interest, which per the terms of the SST IV Merger Agreement, terminated without consideration.

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which is the result of the difference between the GAAP carrying value of the SST IV Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $1.3 million, and recorded such adjustment as other income within the other line-item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

SST VI Advisory Agreement

The SST VI Advisor provides acquisition and advisory services to SST VI pursuant to an advisory agreement (the “SST VI Advisory Agreement”).  In connection with the SST VI private placement offering, SST VI is required to reimburse the SST VI Advisor for organization and offering costs from the SST VI private offering pursuant to the SST VI Advisory Agreement.

Subject to the SST VI Advisory Agreement, the SST VI Advisor will receive acquisition fees equal to 1.00% of the contract purchase price of each property SST VI acquires plus reimbursement of any acquisition expenses that SST VI Advisor incurs. The SST VI Advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SST VI’s aggregate asset value, as defined.

The SST VI Advisor may also be potentially entitled to various subordinated distributions under SST VI’s operating partnership agreement if SST VI (1) lists its shares of common stock on a national exchange, (2) terminates the SST VI Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SST VI operating partnership agreement.

The SST VI Advisory Agreement provides for reimbursement of the SST VI Advisor’s direct and indirect costs of providing administrative and management services to SST VI.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Managed REIT Property Management Agreements

Our indirect subsidiaries, Strategic Storage Property Management IV, LLC, SS Growth Property Management II, LLC, and Strategic Storage Property Management VI, LLC (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager. The Managed REITs’ Property Managers will receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties, and a one-time fee of $3,750 for each property acquired that would be managed by the Managed REITs’ Property Managers. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we through our Operating Partnership employ the on-site staff for the Managed REITs’ properties.

The SST IV and SST VI property managers are entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

Effective March 17, 2021, in connection with the SST IV Merger, the SST IV property management contracts were terminated. As a result of us acquiring SST IV and terminating such contracts, we recorded a write-off of approximately $1.9 million related to the carrying value of the SST IV property management contracts.

We previously recorded a deferred tax liability, which is the result of the difference between the GAAP carrying value of the SST IV property management contracts and their carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible assets, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $0.5 million, and recorded such adjustment as other income within the other line-item in our consolidated statement of operations.

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three months ended March 31, 2021 and 2020:

Managed REIT Platform Revenues	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Advisory agreement – SST IV(1)	$716,278	$771,186
Advisory agreement – SSGT II	463,262	235,635
Property management agreement – SST IV(1)	346,179	338,918
Property management agreement – SSGT II	140,234	74,723
Tenant Program revenue – SST IV	285,959	165,888
Tenant Program revenue – SSGT II	122,042	29,457
Other Managed REIT revenue(2)	213,786	167,980
Total	$2,287,740	$1,783,787

(1)   On March 17, 2021, we acquired SST IV and will no longer earn such fees.

(2)	Such revenues primarily include construction management, development fees, acquisition fees, and other miscellaneous revenues.

Reimbursable costs from Managed REITs includes reimbursement of both the SST IV (until the SST IV Merger Date) and SSGT II Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of March 31, 2021 and December 31, 2020 we had receivables due from the Managed REITs totaling approximately $0.7 million, and $0.6 million, respectively. Such amounts are included in investments in and advances to the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Investment in SSGT II OP

On September 21, 2020, a wholly owned subsidiary of our Operating Partnership (the “Preferred Investor”), entered into a preferred unit purchase agreement (the “SSGT II Unit Purchase Agreement”) with SS Growth Operating Partnership II, L.P. (the “SSGT II OP”) and SSGT II. Pursuant to the terms of the SSGT II Unit Purchase Agreement, the Preferred Investor agreed to purchase, in one or more tranches, up to 1.6 million units of limited partnership interest in SSGT II OP (the “SSGT II Preferred Units”) for an aggregate of up to $40 million (the “SSGT II Investment”). Upon the closing of each tranche of the SSGT II Investment, the Preferred Investor was due an investment fee equal to 1% of the investment amount of such tranche. The Preferred Investor received distributions, payable monthly in arrears, at a rate of 7.25% per annum from the date of investment until 180 days after the date of investment, 8.25% per annum from 181 days after the date of investment until 360 days after the date of investment, and 9.25% per annum thereafter (collectively, the “Pay Rate”). The proceeds of the SSGT II Investment may be used by SSGT II OP to finance self-storage acquisition, development, and improvement activities, and working capital or other general partnership purposes. Each SSGT II Preferred Unit has a liquidation preference of $25.00, plus all accumulated and unpaid distributions. The foregoing distributions are payable monthly, and calculated on an actual/360 day basis, and any unpaid distributions accrue at the applicable Pay Rate.

On September 21, 2020, October 29, 2020, and November 4, 2020, the Preferred Investor invested approximately $6.5 million, $13 million, and $13 million, respectively, in the SSGT II Operating Partnership. On November 12, 2020, SSGT II redeemed $19 million of our SSGT II Preferred Units, reducing our investment in SSGT II Preferred Units to $13.5 million, which was recorded in investments in and advances to Managed REITs in our consolidated balance sheets as of December 31, 2020. As of March 31, 2021 and December 31, 2020, we were potentially required to purchase an additional $7.5 million in SSGT II Preferred Units.

On January 21, 2021, SSGT II redeemed the remaining $13.5 million of our outstanding SSGT II Preferred Units.

For the three months ended March 31, 2021, we recorded income related to the SSGT II Preferred Units totaling approximately $0.1 million, which is recorded within the Other line item in our consolidated statements of operations.

Administrative Services Agreement

For the three months ended March 31, 2021, and 2020, we incurred fees payable to SAM under the Administrative Services Agreement of approximately $0.1 million, and $0.9 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations. We recorded reimbursements from SAM of approximately $0.1 million and $0.2 million during three months ended March 31, 2021, and 2020, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations.

As of March 31, 2021 and December 31, 2020, a receivable of approximately $60,000 and $50,000 was due from SAM related to the Administrative Services Agreement, respectively, and was included in the other assets line in our consolidated balance sheets.

Note 11. Equity Based Compensation

We issue equity based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through March 31, 2021, we have issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through March 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020 the Compensation Committee of the Board of Directors approved additional awards for our executive officers, which included (1) performance based awards, and (2) time based awards. For both such awards the recipient could choose either LTIP Units or restricted stock consisting of shares of our common stock.

The fair value of the restricted stock and the LTIP Units are determined based on an estimated value per share, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. The fair value of the LTIP Units are further adjusted by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIPs
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	265,806	$9.53	—	$—
Granted	72,383	9.78	214,521	9.09
Vested	(82,351)	9.55	(53,630)	9.09
Forfeited	(6,567)	9.78	—	—
Unvested at December 31, 2020	249,271	9.58	160,891	9.09
Granted	54,192	9.78	—	—
Vested	(11,882)	9.78	—	—
Forfeited	(2,189)	9.78	—	—
Unvested at March 31, 2021	289,392	$9.61	160,891	$9.09

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

March 31, 2021

(Unaudited)

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIPs
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	—	$—	—	$—
Granted	5,752	9.78	130,638	9.09
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2020	5,752	9.78	130,638	9.09
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at March 31, 2021	5,752	$9.78	130,638	$9.09

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

As of March 31, 2021, 7,993,108 shares of stock were available for issuance under the Plan.

We recorded approximately $0.5 million and $0.2 million of equity based compensation expense in general and administrative expense and approximately $20,000 and none of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $4.0 million of total unrecognized compensation expense related to non-vested equity awards. Such cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

On February 26, 2021, we announced the retirement of Michael S. McClure, then our Chief Executive Officer, effective as of April 15, 2021 (the “Transition Date”).  In connection with Mr. McClure’s retirement, and in order to provide an orderly transition, we entered into an Executive Transition Services Agreement with Mr. McClure (the “Agreement”) on February 26, 2021, pursuant to which Mr. McClure will provide consulting services to the Company for a twelve-month period (the “Transition Period”) commencing on the Transition Date.

Pursuant to the Agreement, during the Transition Period and subject to the early termination provisions contained in the Agreement, we will pay Mr. McClure a monthly fee as well as provide reimbursement for costs of continuing group health insurance coverage.  Mr. McClure’s existing time-based equity awards will continue to vest during the Transition Period and,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

upon successful completion of the Transition Period, any remaining outstanding unvested time-based equity awards will immediately vest in full.  Mr. McClure’s existing performance-based equity awards will remain outstanding and vest on a pro rata basis at the rate of two-thirds of the amount that would have otherwise vested based on the terms of the awards and actual performance of the Company during the performance period.

In April 2021, the compensation committee of our board of directors approved the 2021 executive compensation terms for our executives and certain awards were granted.  See Note 15—Subsequent Events for additional information.

Note 12. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 20, 2020, beginning in May 2020, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.40 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of March 31, 2021, we had sold approximately 5.6 million Class A Shares and approximately 0.9 million Class T Shares through our DRP Offering.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

For the year ended December 31, 2020, we received redemption requests totaling approximately $2.0 million (approximately 0.2 million shares), approximately $1.3 million of which were fulfilled during the year ended December 31, 2020, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2020 and fulfilled in January 2021. During the three months ended March 31, 2021, we received redemption requests totaling approximately 70,000 shares, or approximately $0.7 million, which were included in accounts payable and accrued liabilities as of March 31, 2021 and fulfilled in April 2021.

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

Note 13. Declaration of Distributions

On March 3, 2021, our board of directors declared a distribution rate for the second quarter of 2021 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2021 and ending June 30, 2021. Such distributions payable to each stockholder of record during a month will be paid the following month.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 14. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Total revenues	$30,298,123	$29,469,545	$31,363,122	$32,893,573	$34,564,655
Total operating expenses	$61,368,274	$27,497,027	$26,992,137	$29,307,135	$37,250,644
Operating income (loss)	$(31,070,151)	$1,972,518	$4,370,985	$3,586,438	$(2,685,989)
Net loss	$(37,743,581)	$(7,062,841)	$(4,456,497)	$(1,943,884)	$(12,303,466)
Net loss attributable to common stockholders	$(35,073,951)	$(8,491,421)	$(6,259,114)	$(4,529,908)	$(13,908,664)
Net loss per Class A Share-basic and diluted	$(0.59)	$(0.14)	$(0.10)	$(0.08)	$(0.22)
Net loss per Class T Share-basic and diluted	$(0.59)	$(0.14)	$(0.10)	$(0.08)	$(0.22)

Note 15. Subsequent Events

Acquisition of Oakville III Property

On April 16, 2021, we purchased a self storage facility (the “Oakville III Property”) located in the Greater Toronto Area of Ontario, Canada. We acquired the Oakville III Property from an unaffiliated third party for a purchase price of approximately $25.0 million CAD, plus closing costs. Upon acquisition, the property was approximately 42% occupied.

We partially financed the Oakville III property acquisition with a loan from Bank of Montreal (the “BMO Loan”), which is secured by a first lien on the Oakville III property. The loan is denominated in Canadian dollars and the proceeds from the loan were approximately $16.3 million CAD.  We provided a full recourse guaranty on the loan, which will remain in effect until the property achieves 75% physical occupancy, at which point such guaranty will be reduced to 50% of the loan balance. The loan is prepayable at any time without penalty, and bears interest at a rate of 2.25% + CDOR. The BMO Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions.

Issuance of Equity Awards

In April 2021, the compensation committee of our board of directors approved the 2021 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards, or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units.

In April 2021 an aggregate of approximately 148,400 LTIP Units were issued to our executive officers in connection with performance-based equity grants.  With respect to performance-based equity grants, the number of LTIP Units granted as of the grant date was equal 200% of the targeted award. These are non-vested grants which shall vest based on ranges from a threshold of 0% to a maximum of 200% of the targeted equity award set for each executive by the compensation committee, with such percentage being determined based upon our ranking as compared to a peer group of publicly traded self storage REITs in terms of the average same-store revenue growth, analyzed over a three-year period.

Similarly, in April 2021 an aggregate of approximately 222,600 LTIP Units were issued to our executive officers in connection with time-based equity grants.  These are non-vested grants which shall vest ratably over four years commencing on December 31, 2021, subject to the recipient’s continued employment through the applicable vesting date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of March 31, 2021, we wholly-owned 136 operating self storage properties located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 90,000 units and 10.3 million net rentable square feet as well as 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area. Our unconsolidated real estate ventures consist of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities. As discussed herein, as of March 31, 2021, we, through our subsidiaries, serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private non-traded REIT (“SSGT II”), and Strategic Storage Trust VI, Inc., a private REIT focused on acquiring income and growth self storage properties (“SST VI”), and operate properties owned by SSGT II and SST VI, consisting of 12 properties and approximately 9,000 units and 1.0 million square feet.

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”).  As a result of the Self Administration Transaction, we became self-managed and the sponsor of Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT, SSGT II (collectively with SST IV, the “Managed REITs”), a private non-traded REIT. In addition, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. See Note 5 – Self Administration Transaction and Note 10 – Related Party Transactions of the Notes to the Consolidated Financial Statements for additional information.

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

New Credit Facility

On March 17, 2021, we, through SmartStop OP, L.P. (our “Operating Partnership”), entered into a credit facility with KeyBank, National Association as administrative agent, with an initial aggregate commitment of $500 million (the “Credit Facility”), which consists of a $250 million revolving credit facility and a $250 million term loan. We used the initial draw proceeds of approximately $451 million primarily to pay off certain existing indebtedness as well as indebtedness of SST IV in connection with the SST IV Merger.

As of March 31, 2021, we owned 136 operating self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 90,000 units and 10.3 million net rentable square feet as well as 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area. Our unconsolidated real estate ventures consist of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities.

As of March 31, 2021, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,080	159,000	1.6%	93.8%	1.0%
Arizona(5)	3	2,535	269,700	2.6%	94.1%	1.9%
California	26	16,850	1,742,000	17.0%	94.1%	22.2%
Colorado	6	3,190	348,500	3.4%	95.5%	3.2%
Florida	22	17,090	2,031,400	19.9%	92.1%	21.4%
Illinois	5	2,920	305,800	3.1%	92.9%	2.7%
Indiana	2	1,000	112,100	1.1%	94.6%	0.8%
Massachusetts	1	840	93,000	0.9%	95.7%	2.1%
Maryland	2	1,610	172,900	1.7%	93.6%	2.0%
Michigan	4	2,180	261,000	2.6%	92.6%	2.4%
North Carolina	19	9,140	1,195,800	11.6%	93.7%	8.8%
New Jersey	2	2,360	209,000	1.4%	93.3%	1.6%
Nevada	8	6,260	755,000	7.4%	94.4%	6.8%
Ohio	5	2,210	272,300	2.7%	94.9%	2.0%
South Carolina	3	1,920	242,600	2.4%	92.8%	2.0%
Texas	11	6,300	836,700	8.2%	94.7%	4.7%
Virginia	1	830	71,000	0.7%	96.6%	0.5%
Washington	3	1,670	194,100	1.9%	93.7%	1.4%
Ontario, Canada	12	9,540	1,006,700	9.8%	90.6%	12.5%
Total	136	89,525	10,278,600	100%	93.4%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 3,000 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 920,000 square feet).
(3)	Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of March 31, 2021.
(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended March 31, 2021.

(5)

SST VI OP and its assets and liabilities are included in our consolidated financial statements pursuant to GAAP. However, we have included only our wholly-owned properties in the table above. SST VI OP’s property is located in Arizona and contains 810 units and 84,200 square feet and was 47% occupied as of March 31, 2021.

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

See Note 5—Self Administration Transaction of the consolidated financial statements contained within this report for additional information.

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

See Note 5—Self Administration Transaction of the consolidated financial statements contained within this report for additional information.

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

See Note 5—Self Administration Transaction of the consolidated financial statements contained within this report for additional information.

Contingent Earnout Valuation

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which is required to be revalued at each reporting period, based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event (both as defined in Note 5 – Self Administration Transaction in the Notes to the Financial Statements).

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

Recent Market Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have adjusted to meet the needs of our customers and employees, while striving to create a safe environment for everyone at our properties and corporate offices. The operational and financial impact associated with COVID-19 were most significant to our business in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020 and continuing into 2021.

Since the beginning of March 2020, we have been focused on creating a safe environment for our customers and employees given the spread of COVID-19. We have instituted the use of masks, plastic dividers, additional cleaning measures and social distancing at all of our self storage facilities, and have continued significant remote working measures at our corporate headquarters and call center. We have also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices. Additionally, we have expanded our options for customers to rent units via contactless means, including directly through our website and call center.

To date there has been no significant change in our rent collections. However, rent collections could be impacted by prolonged economic stress and unemployment, which could affect our customers’ ability to pay rent and thus would increase bad debt expense.

The challenges associated with the COVID-19 pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, migration patterns away from dense urban markets, and strength in the housing market helped drive continued growth in self storage demand during the first quarter of 2021.

While the combination of reduced rental activity and lower rates affected our revenue growth in the second quarter of 2020, underlying self storage fundamentals improved in the third and fourth quarters, resulting in higher occupancies and higher rental rates, as compared to the second quarter of 2020 and on a year-over-year basis. The return of self storage demand drivers combined with our resumption of existing customer rate increases in the third quarter of 2020 resulted in strong same-store revenue growth, which has continued through the first quarter of 2021.

The underlying relative strength in the self storage industry in the midst of the COVID-19 pandemic continued into 2021. The ultimate extent and duration of the COVID-19 pandemic could still affect the self storage industry and/or us, potentially by the impact of governmental orders or broader economic conditions, which impact our customers, which could affect our financial condition, collections, liquidity, and results of operations. These potential future developments are uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth of the COVID-19 outbreak, as well as the actions to contain or treat its impact, including the distribution and broad acceptance of various vaccines for COVID-19.

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

As of March 31, 2021 and 2020, we wholly-owned 136 and 112 operating self storage facilities, respectively. Our operating results for the three months ended March 31, 2021 include full quarter results for 112 self storage facilities and partial quarter results for 24 operating self storage facilities acquired during the quarter ended March 31, 2021. Our operating results for the three months ended March 31, 2020 include full quarter results for 111 self storage facilities and partial quarter results for one operating self storage facility partially opened during the quarter ended March 31, 2020. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed previously, the results of operations presented herein cover a period of time prior to the SST IV Merger. We expect our 2021 operating results to be significantly impacted by the SST IV Merger as a result of acquiring 24 operating self storage facilities and SST IV’s 50% equity interest in six unconsolidated real estate ventures, as well as the elimination of fees that we previously earned from SST IV.

SST IV Merger

On March 17, 2021, we acquired SST IV by way of merger. Through the SST IV Merger, we acquired 24 operating self storage facilities and six real estate joint ventures.

We expect the SST IV Merger to have a positive impact in the short term and long term on our statement of operations and strategic plans, due to a variety of factors, including but not limited to:

•	Utilizing SmartStop Class A Common Stock as an efficient source of capital to complete the transaction;
•	Adding a high quality portfolio of self storage assets already branded as SmartStop® Self Storage locations;
•	Adding to strategically important regions in the United States, including expansion in the state of Texas;
•	Further consolidating our portfolio in high growth markets, including California, Florida, and the Greater Toronto Area of Ontario, Canada;
•	Achieving lower leverage and lower cost of capital, given the new Credit Facility closed concurrently with the SST IV Merger;
•	Achieving further economies of scale as well as other efficiencies, with additional properties in the aggregate and in certain markets; and
•	Improved positioning of the Company, including facilitating an eventual liquidity event, as a result of our increased size and scale.

We expect the SST IV Merger to be accretive to FFO, as adjusted as the former SST IV properties reach higher levels of occupancy and the continued growth from the six joint venture properties in various stages of lease up and development.

Comparison of the Three Months Ended March 31, 2021 and 2020

Total Self Storage Revenues

Total self storage related revenues for the three months ended March 31, 2021 and 2020, were approximately $31.1 million and $26.7 million, respectively. The increase in total self storage revenues of approximately $4.4 million, or 16%, is primarily attributable to increased same-store revenues (approximately $2.5 million, or 9.7%), with the remainder relating to non-same store revenue increases, primarily revenue from the SST IV Merger, which contributed approximately $1.1 million of self storage revenues.

We expect self storage revenues to increase in future periods as the properties we acquired in the SSGT Mergers, SST IV Merger, and other lease up properties continue to increase occupancy and rents and otherwise fluctuate depending on the overall economic environment, including the impact of COVID-19, and the increased supply of self storage facilities from continued development.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended March 31, 2021 and 2020 was approximately $2.3 million and $1.8 million, respectively. The increase in Managed REIT Platform revenue of approximately $0.5 million is primarily attributable to an increase in assets under management prior to the SST IV Merger. We expect Managed REIT Platform Revenue to decrease in future periods as a result of the SST IV Merger as we will no longer receive fees from SST IV for providing property management and advisory services.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2021 and 2020 were approximately $1.2 million and $1.8 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to decrease as a result of the SST IV Merger, as we will no longer receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2021 and 2020 were approximately $10.3 million (or 33.3% of self storage revenue) and $9.7 million (or 36.2% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $0.6 million is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $0.4 million). We expect property operating expenses to decrease as a percentage of revenue as overall occupancy grows and therefore revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended March 31, 2021 and 2020 were approximately $0.3 million and $1.2 million, respectively. Such expenses primarily consisted of expenses related to the Administrative Services Agreement (as discussed in Note 4, Self Administration Transaction, of the Notes to Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. Managed REIT Platform expenses decreased primarily due to a reduction in the level of services provided through the Administrative Services Agreement as a result of the suspension of the Managed REITs’ offerings.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2021 and 2020 were approximately $1.2 million and $1.8 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to decrease as a result of the SST IV Merger, as we will no longer receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 and 2020 were approximately $4.8 million and $3.7 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors-related costs. The increase is primarily attributable to increased compensation related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2021 and 2020 were approximately $9.8 million and $11.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to intangibles acquired in the SSGT Mergers becoming fully amortized during the third quarter of 2020, partially offset by depreciation and amortization on the properties and intangibles acquired in the SST IV Merger.

Acquisition Expenses

Acquisition expenses for the three months ended March 31, 2021 and 2020 were approximately $0.3 million and $30,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy. The increase is primarily attributable to the acquisition costs incurred during 2021 related to the SST IV Merger.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended March 31, 2021 and 2020 reflects an increase in the contingent earnout liability of approximately $2.1 million and a reduction in the liability of approximately $7.2 million, respectively. The change of $9.3 million was due to the determination that the liability had increased in value on a net basis based on an updated discounted probability weighted forecast of our projected assets under management (as defined in the Partnership Agreement, as amended) in the Managed REIT Platform during the three months ended March 31, 2021 as compared to a decrease for the three months ended March 31, 2020.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets for the three months ended March 31, 2021 and 2020 was none and approximately $36.5 million, respectively. The impairment charge incurred in the first quarter of 2020 was the result of the impairment of certain intangible assets and goodwill associated with the Managed REIT Platform.

Impairment of Investments in Managed REITs

Impairment of investments in Managed REITs for the three months ended March 31, 2021 and 2020 was none and approximately $4.4 million, respectively. Certain of our equity investments in the Managed REITs derive their value from the potential to receive certain subordinated distributions based on certain performance criteria of the Managed REITs, and we determined in the first quarter of 2020 that those criteria were less likely to be met, causing a reduction in the fair value of the related equity investments. We determined that such reduction in fair value was other than temporary, therefore requiring the impairment charge recorded.

Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control

Write-off of assets related to preexisting relationships in SST IV upon the SST IV Merger for the three months ended March 31, 2021 and 2020 was approximately $8.4 million, and none, respectively. Such expense represents the Company’s write-off of the SST IV special limited partnership interest we held in SST IV, which per the terms of the SST IV Merger, terminated without consideration, as well as the write-off of the intangible assets related to the SST IV advisory agreement and property management contracts due to the termination of such contracts with the SST IV Merger.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended March 31, 2021 and 2020 were approximately $7.9 million and $8.3 million, respectively. The decrease of approximately $0.4 million is primarily attributable to lower rates on a year over year basis. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2021 and 2020 were approximately $0.7 million and $0.9 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the three months ended March 31, 2021 and 2020 were approximately $2.4 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to the write-off of unamortized debt issuance costs on loans that were paid off in connection with the new Credit Facility that was obtained in conjunction with the SST IV Merger.

Other

Other income (expense) for the three months ended March 31, 2021 and 2020 was approximately $1.4 million of income, as compared to approximately $2.6 million of income, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting. The change is primarily the result of a reduction in the deferred tax liabilities of approximately $1.9 million during the three months ended March 31, 2021 as a result of the write-

off of the asset management and property management intangible assets, compared to a reduction in the deferred tax liabilities of approximately $2.4 million during the three months ended March 31, 2020 related to the intangible impairment analyses noted above.

Same-Store Facility Results - Three Months Ended March 31, 2021 and 2020

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2020) for the three months ended March 31, 2021 and 2020. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Revenue (1)	$27,871,895	$25,405,035	9.7%	$3,188,977	$1,315,827	N/M	$31,060,872	$26,720,862	16.2%
Property operating expenses (2)	8,817,512	8,716,694	1.2%	1,525,769	958,332	N/M	10,343,281	9,675,026	6.9%
Property operating income	$19,054,383	$16,688,341	14.2%	$1,663,208	$357,495	N/M	$20,717,591	$17,045,836	21.5%
Number of facilities	103	103		34	9		137	112
Rentable square feet (3)	7,557,300	7,557,300		2,805,500	680,300		10,362,800	8,237,600
Average physical occupancy (4)	93.1%	88.7%		N/M	N/M		92.6%	86.3%
Annualized rent per occupied square foot (5)	$15.43	$14.90		N/M	N/M		$15.21	$14.70

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense, and acquisition expenses, but includes property management fees if applicable. Property operating expenses for the three months ended March 31, 2020 also includes COVID-19 related costs, including specialized cleaning costs, the purchase of personal protective equipment, and bonuses to our store personnel, totaling approximately $0.4 million. On a same-store basis, COVID-19 related costs represented approximately $0.4 million of the total property operating expenses for the three months ended March 31, 2020.

(3)

Of the total rentable square feet, parking represented approximately 920,000 square feet and 678,000 square feet as of March 31, 2021 and 2020, respectively. On a same-store basis, for the same periods, parking represented approximately 678,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)

Determined by dividing the aggregate realized rental income for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our same-store revenue increased by approximately $2.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to both higher occupancy and higher annualized rent per occupied square foot.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(12,303,466)	$(37,743,581)
Adjusted to exclude:
Managed REIT Platform revenue	(2,287,740)	(1,783,787)
Managed REIT Platform expenses	319,890	1,174,809
General and administrative	4,752,989	3,667,947
Depreciation	8,543,927	7,716,671
Intangible amortization expense	1,259,547	3,669,631
Acquisition expenses	305,650	28,105
Contingent earnout adjustment	2,119,744	(7,200,000)
Impairment of goodwill and intangible assets	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Interest expense	7,975,464	8,339,303
Interest expense – accretion of fair market value of secured debt	(31,866)	(32,657)
Interest expense – debt issuance costs	672,473	943,483
Net loss on extinguishment of debt	2,444,788	—
Other	(1,443,382)	(2,576,699)
Total property operating income	$20,717,591	$17,045,836

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, adjustments of deferred tax liabilities, realized and unrealized gains/losses on foreign exchange transactions, and gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, which we believe are not indicative of the Company’s overall long-term operating performance. We exclude these items from GAAP net income to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time and makes our results more comparable period to period and to other REITs, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature.  FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net loss (attributable to common stockholders)	$(13,908,664)	$(35,073,951)
Add:
Depreciation of real estate	8,377,485	7,587,338
Depreciation and amortization of real estate and intangible assets from our Joint Ventures	34,074	—
Amortization of real estate related intangible assets	562,085	2,172,565
Deduct:
Adjustment for noncontrolling interests	(1,118,036)	(1,297,630)
FFO (attributable to common stockholders)	(6,053,056)	(26,611,678)
Other Adjustments:
Intangible amortization expense - contracts(1)	697,462	1,497,066
Acquisition expenses(2)	305,650	28,105
Contingent earnout adjustment(3)	2,119,744	(7,200,000)
Impairment of goodwill and intangible assets(4)	—	36,465,732
Impairment of investments in Managed REITs(4)	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Accretion of fair market value of secured debt(5)	(31,866)	(32,657)
Net loss on extinguishment of debt(6)	2,444,788	—
Foreign currency and interest rate derivative (gains) losses, net(7)	217,998	167,519
Adjustment of deferred tax liabilities(1)	(1,872,866)	(2,746,896)
Adjustment for noncontrolling interests	(1,433,296)	(4,319,933)
FFO, as adjusted (attributable to common stockholders)	$4,784,131	$1,624,137

(1)

These items represent the amortization, accretion, or adjustment of intangible assets or deferred tax liabilities. As these items are non-cash and not primary drivers in our decision-making process, FFO is adjusted for their effect to arrive at

FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric to other real estate companies.
(2)

In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-traded REITs that have generally completed their acquisition activity and have other similar operating characteristics.

(3)

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

(4)

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

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
Net cash flow provided by (used in):
Operating activities	$4,693,456	$3,684,147	$1,009,309
Investing activities	(52,767,545)	(2,765,478)	(50,002,067)
Financing activities	6,457,022	(8,154,172)	14,611,194

Cash flows provided by operating activities for the three months ended March 31, 2021 and 2020 were approximately $4.7 million and $3.7 million, respectively, an increase of approximately $1.0 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $4.1 million, offset by a decrease of approximately $3.1 million resulting from a change in working capital accounts.

Cash flows used in investing activities for the three months ended March 31, 2021 and 2020 were approximately $52.8 million and $2.8 million, respectively, an increase in the use of cash of approximately $50.0 million. The increase in cash used in investing activities primarily relates to the SST IV Merger that was completed during the three months ended March 31, 2021 as compared to only normal capital improvement and development activities with no acquisitions of real estate during the three months ended March 31, 2020.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2021 and 2020 were approximately $6.5 million and ($8.2) million, respectively, a change of approximately $14.6 million. The change in financing activities is primarily attributable to the approximately $16.6 million of additional net debt proceeds during the three months ended March 31, 2021.

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

COVID-19 initially caused significant volatility in the debt and equity markets and the continued and/or further impact will depend on future developments, which are highly uncertain.  While, we do not expect such events to have a material impact upon our liquidity in the short-term, continued volatility or further deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

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

Common Stock Distributions

On March 3, 2021, our board of directors declared a distribution rate for the second quarter of 2021, of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on April 1, 2021 and continuing on each day thereafter through and including June 30, 2021. In connection with these distributions, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our common stockholders based on the record date selected by our board of directors. Such distributions are based on daily declaration and record dates. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
Distributions paid in cash — common stockholders	$5,010,842		$4,643,913
Distributions paid in cash — Operating Partnership unitholders	1,377,906		1,358,066
Distributions paid in cash — preferred stockholders	2,928,620		1,643,836
Distributions reinvested	3,737,890		3,979,539
Total distributions	$13,055,258		$11,625,354
Source of distributions
Cash flows provided by operations	$4,693,456	36%	$3,684,147	32%
Cash on hand	4,623,912	35%	3,961,668	34%
Offering proceeds from distribution reinvestment plan	3,737,890	29%	3,979,539	34%
Total sources	$13,055,258	100%	$11,625,354	100%

From our inception through March 31, 2021, we paid cumulative distributions of approximately $195 million, of which approximately $169 million were paid to common stockholders, as compared to cumulative FFO of approximately ($5.6) million. For the three months ended March 31, 2021, we paid distributions of approximately $13.1 million, of which approximately $8.7 million were paid to common stockholders, as compared to FFO of approximately ($6.1) million, which reflects a write-off of equity interest and preexisting relationships of approximately $8.4 million and acquisition related expenses of approximately $0.3 million. For the three months ended March 31, 2020, we paid distributions of approximately $11.6 million, of which approximately $8.6 million were paid to common stockholders, as compared to FFO of approximately ($26.6) million, which reflects impairment of goodwill, intangible assets, and our investments in Managed REITs, net of deferred tax liability and contingent earnout adjustments, of approximately $30.9 million, and acquisition related expenses of approximately $30,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2021, our net debt was approximately $822 million, which included approximately $342 million in fixed rate debt, $484 million in variable rate debt and approximately $0.3 million in net debt premium less approximately $4.1 million in net debt issuance costs. See Note 6 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021:

	Payments due during the years ending December 31:
	Total	2021	2022-2023	2024-2025	Thereafter
Debt interest(1)	$141,851,633	$19,745,933	$52,537,881	$39,476,478	$30,091,341
Debt principal(2)	826,245,013	1,100,437	47,080,819	244,517,834	533,545,923
Total contractual obligations	$968,096,646	$20,846,370	$99,618,700	$283,994,312	$563,637,264

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2021. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2021.

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

As of March 31, 2021, our net debt was approximately $822 million, which included approximately $342 million in fixed rate debt, $484 million in variable rate debt and approximately $0.3 million in net debt premium less approximately $4.1 million in net debt issuance costs. As of December 31, 2020, our net debt was approximately $718 million, which included approximately $302 million in fixed rate debt, $420 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $4 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $2.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2021:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt	$1,100,437	$2,914,419	$3,384,145	$47,043,397	$2,869,187	$284,521,653	$341,833,238
Average interest rate(1)	4.50%	4.50%	4.50%	4.46%	4.38%	4.47%
Variable rate debt	$—	$—	$40,782,255	$194,605,250	$—	$249,024,270	$484,411,775
Average interest rate(1)	2.31%	2.31%	2.22%	2.18%	2.18%	2.18%

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2021. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2021.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

We have incurred a net loss to date, have an accumulated deficit, and it is possible that our operations may not be profitable in 2021.

We incurred a net loss attributable to common stockholders of approximately $14 million for the three months ended March 31, 2021. Our accumulated deficit was approximately $155 million as of March 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)

Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended March 31, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 31, 2021	70,348	$10.40	70,348	2,980,820(1)
February 28, 2021	—	$—	—	2,980,820(1)
March 31, 2021	—	$—	—	2,980,820(1)

(1)

A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 12 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2

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

10.3

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three months ended March 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: May 14, 2021	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)