Form 10-Q
period 2021-06-30
SmartStop Self Storage REIT, Inc.
filed 2021-08-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, there were 76,541,134 outstanding shares of Class A common stock and 7,993,464 outstanding shares of Class T common stock of the registrant.

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

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate facilities:
Land	$396,430,618	$335,800,354
Buildings	1,101,336,919	810,480,845
Site improvements	77,553,126	63,821,383
	1,575,320,663	1,210,102,582
Accumulated depreciation	(135,187,165)	(115,903,045)
	1,440,133,498	1,094,199,537
Construction in process	1,857,047	1,761,303
Real estate facilities, net	1,441,990,545	1,095,960,840
Cash and cash equivalents	26,580,765	72,705,624
Restricted cash	7,276,448	7,952,052
Investments in unconsolidated real estate ventures (Note 4)	20,682,690	—
Investments in and advances to Managed REITs	12,033,750	15,624,389
Other assets, net	14,087,618	7,734,276
Intangible assets, net of accumulated amortization	21,190,218	12,406,427
Trademarks, net of accumulated amortization	16,123,529	16,194,118
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	2,258,004	—
Total assets	$1,615,866,898	$1,282,221,057
LIABILITIES AND EQUITY
Debt, net	$849,209,991	$717,952,233
Accounts payable and accrued liabilities	24,971,528	23,038,976
Due to affiliates	694,739	667,429
Distributions payable	8,088,854	6,650,317
Contingent earnout	19,900,000	28,600,000
Deferred tax liabilities	7,704,673	8,380,215
Total liabilities	910,569,785	785,289,170
Commitments and contingencies (Note 12)
Redeemable common stock	64,028,104	57,335,575
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively, with aggregate liquidation preferences of $203,116,438 and $202,928,620 at June 30, 2021 and December 31, 2020, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 76,516,281 and 52,660,402 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	76,517	52,661
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 7,978,951 and 7,903,911 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	7,979	7,904
Additional paid-in capital	724,292,971	492,408,006
Distributions	(185,799,706)	(163,953,169)
Accumulated deficit	(159,234,728)	(141,444,880)
Accumulated other comprehensive loss	(1,882,006)	(3,834,228)
Total SmartStop Self Storage REIT, Inc. equity	377,461,027	183,236,294
Noncontrolling interests in our Operating Partnership	67,440,975	59,982,111
Other noncontrolling interests	10,900	21,800
Total noncontrolling interests	67,451,875	60,003,911
Total equity	444,912,902	243,240,205
Total liabilities and equity	$1,615,866,898	$1,282,221,057

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Self storage rental revenue	$38,104,699	$24,946,793	$67,608,141	$50,514,812
Ancillary operating revenue	2,027,041	1,183,418	3,584,471	2,336,261
Managed REIT Platform revenue	1,058,291	1,852,893	3,346,031	3,636,680
Reimbursable costs from Managed REITs	1,061,619	1,486,441	2,277,662	3,279,915
Total revenues	42,251,650	29,469,545	76,816,305	59,767,668
Operating expenses:
Property operating expenses	12,479,969	9,195,043	22,823,250	18,870,069
Managed REIT Platform expenses	316,142	1,008,014	636,032	2,182,823
Reimbursable costs from Managed REITs	1,061,619	1,486,441	2,277,662	3,279,915
General and administrative	6,811,313	4,149,713	11,564,302	7,817,660
Depreciation	10,742,801	7,842,443	19,286,728	15,559,114
Intangible amortization expense	3,653,681	3,218,152	4,913,228	6,887,783
Acquisition expenses	30,448	97,221	336,098	125,326
Contingent earnout adjustment	400,000	500,000	2,519,744	(6,700,000)
Impairment of goodwill and intangible assets	—	—	—	36,465,732
Impairment of investments in Managed REITs	—	—	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	—	8,389,573	—
Total operating expenses	35,495,973	27,497,027	72,746,617	88,865,301
Gain on sale of real estate	178,631	—	178,631	—
Operating income (loss)	6,934,308	1,972,518	4,248,319	(29,097,633)
Other income (expense):
Interest expense	(7,950,702)	(8,284,429)	(15,926,166)	(16,623,732)
Interest expense – accretion of fair market value of secured debt	31,250	32,892	63,116	65,549
Interest expense – debt issuance costs	(496,897)	(936,278)	(1,169,370)	(1,879,761)
Net loss on extinguishment of debt	—	—	(2,444,788)	—
Other	171,203	152,456	1,614,585	2,729,155
Net loss	(1,310,838)	(7,062,841)	(13,614,304)	(44,806,422)
Net loss attributable to the noncontrolling interests in our Operating Partnership	546,092	933,443	2,023,086	5,965,095
Less: Distributions to preferred stockholders	(3,116,438)	(2,362,023)	(6,198,630)	(4,724,045)
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(3,881,184)	$(8,491,421)	$(17,789,848)	$(43,565,372)
Net loss per Class A share – basic and diluted	$(0.05)	$(0.14)	$(0.24)	$(0.74)
Net loss per Class T share – basic and diluted	$(0.05)	$(0.14)	$(0.24)	$(0.74)
Weighted average Class A shares outstanding – basic and diluted	75,994,754	51,622,509	66,252,067	51,469,807
Weighted average Class T shares outstanding – basic and diluted	7,960,999	7,776,128	7,944,502	7,764,393

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,310,838)	$(7,062,841)	$(13,614,304)	$(44,806,422)
Other comprehensive income (loss):
Foreign currency translation adjustment	806,767	1,959,220	1,394,496	(2,607,900)
Foreign currency hedge contract gains (losses)	(600,643)	(1,932,451)	(1,403,712)	2,634,344
Interest rate swap and cap contract gains (losses)	978,069	672,354	2,219,503	(4,803,195)
Other comprehensive income (loss)	1,184,193	699,123	2,210,287	(4,776,751)
Comprehensive loss	(126,645)	(6,363,718)	(11,404,017)	(49,583,173)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	417,634	841,054	1,765,021	6,600,750
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$290,989	$(5,522,664)	$(9,638,996)	$(42,982,423)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(28,822)	—	—	—	(28,822)	—	(28,822)	—	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(46,456)	—
Changes to redeemable common stock	—	—	—	—	(3,979,539)	—	—	—	(3,979,539)	—	(3,979,539)	—	3,979,539
Redemptions of common stock	(42,040)	(42)	—	—	—	—	—	—	(42)	—	(42)	—	—
Issuance of restricted stock	47,842	48	—	—	—	—	—	—	48	—	48	—	—
Distributions	—	—	—	—	—	(8,668,726)	—	—	(8,668,726)	—	(8,668,726)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,799)	(1,356,799)	—	—
Issuance of shares for distribution reinvestment plan	322,411	322	50,046	50	3,979,167	—	—	—	3,979,539	—	3,979,539	—	—
Equity based compensation expense	—	—	—	—	219,603	—	—	—	219,603	—	219,603	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(35,073,951)	—	(35,073,951)	—	(35,073,951)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,031,652)	(5,031,652)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,959,904)	(3,959,904)	(607,216)	(4,567,120)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	3,959,594	3,959,594	607,201	4,566,795	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(4,747,520)	(4,747,520)	(728,029)	(5,475,549)	—	—
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901
Offering costs	—	—	—	—	(22)	—	—	—	(22)	—	(22)	—	—
Changes to redeemable common stock	—	—	—	—	(4,011,353)	—	—	—	(4,011,353)	—	(4,011,353)	—	4,011,353
Redemptions of common stock	(750)	(1)	—	—	—	—	—	—	(1)	—	(1)	—	(7,500)
Issuance of restricted stock	23,725	24	—	—	—	—	—	—	24	—	24	—	—
Distributions	—	—	—	—	—	(8,782,766)	—	—	(8,782,766)	—	(8,782,766)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,800)	(1,356,800)	—	—
Issuance of shares for distribution reinvestment plan	332,570	333	51,277	51	4,010,969	—	—	—	4,011,353	—	4,011,353	—	—
Equity based compensation expense	—	—	—	—	247,323	—	—	—	247,323	176,060	423,383	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(8,491,421)	—	(8,491,421)	—	(8,491,421)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(933,443)	(933,443)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,700,259	1,700,259	258,961	1,959,220	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(1,677,000)	(1,677,000)	(255,451)	(1,932,451)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	583,475	583,475	88,879	672,354	—	—
Balance as of June 30, 2020	52,118,882	$52,119	7,801,216	$7,801	$491,870,566	$(146,094,279)	$(130,655,858)	$(6,096,431)	$209,083,918	$62,871,767	$271,955,685	$146,379,708	$51,374,754

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	50,000	50,000	—	—
Issuance of common stock in connection with SST IV Merger	23,137,540	23,138	—	—	231,389,332	—	—	—	231,412,470	—	231,412,470	—	—
Offering costs	—	—	—	—	(150,000)	—	—	—	(150,000)	—	(150,000)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	11,219,744	11,219,744	—	—
Acquisition of noncontrolling interest related to the Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	(10,900)	(10,900)	—	—
Changes to redeemable common stock	—	—	—	—	(3,737,890)	—	—	—	(3,737,890)	—	(3,737,890)	—	3,737,890
Redemptions of common stock	(66,238)	(66)	(4,110)	(4)	—	—	—	—	(70)	—	(70)	—	(684,947)
Issuance of restricted stock	54,192	54	—	—	—	—	—	—	54	—	54	—	—
Distributions	—	—	—	—	—	(9,375,185)	—	—	(9,375,185)	—	(9,375,185)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,393,957)	(1,393,957)	—	—
Issuance of shares for distribution reinvestment plan	310,860	311	48,553	49	3,737,530	—	—	—	3,737,890	—	3,737,890	—	—
Equity based compensation expense	—	—	—	—	244,187	—	—	—	244,187	246,843	491,030	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(13,908,664)	—	(13,908,664)	—	(13,908,664)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(1,476,994)	(1,476,994)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	513,632	513,632	74,097	587,729	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(701,823)	(701,823)	(101,246)	(803,069)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	1,084,678	1,084,678	156,756	1,241,434	—	—
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	4,711,315	4,711,315	—	—
Offering costs of SST VI OP	—	—	—	—	—	—	—	—	—	(1,239,194)	(1,239,194)	—	—
Deconsolidation of SST VI OP	—	—	—	—	—	—	—	—	—	(3,170,238)	(3,170,238)	—	—
Offering costs	—	—	—	—	(11,478)	—	—	—	(11,478)	—	(11,478)	—	—
Changes to redeemable common stock	—	—	—	—	(5,111,955)	—	—	—	(5,111,955)	—	(5,111,955)	—	5,111,955
Redemptions of common stock	(47,973)	(48)	(19,070)	(19)	—	—	—	—	(67)	—	(67)	—	(1,472,369)
Issuance of restricted stock	24,000	24	—	—	—	—	—	—	24	—	24	—	—
Distributions	—	—	—	—	—	(12,471,352)	—	—	(12,471,352)	—	(12,471,352)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,586,551)	(1,586,551)	—	—
Issuance of shares for distribution reinvestment plan	443,498	443	49,667	49	5,111,463	—	—	—	5,111,955	—	5,111,955	—	—
Equity based compensation expense	—	—	—	—	413,776	—	—	—	413,776	385,923	799,699	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(3,881,184)	—	(3,881,184)	—	(3,881,184)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(546,092)	(546,092)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	719,064	719,064	87,703	806,767	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(535,452)	(535,452)	(65,191)	(600,643)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	872,123	872,123	105,946	978,069	—	—
Balance as of June 30, 2021	76,516,281	$76,517	7,978,951	$7,979	$724,292,971	$(185,799,706)	$(159,234,728)	$(1,882,006)	$377,461,027	$67,451,875	$444,912,902	$196,356,107	$64,028,104

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,614,304)	$(44,806,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,199,956	22,446,897
Change in deferred tax liability	(1,929,746)	(3,023,113)
Accretion of fair market value adjustment of secured debt	(63,116)	(65,549)
Amortization of debt issuance costs	1,169,370	1,879,761
Equity based compensation expense	1,290,729	642,986
Contingent earnout adjustment	2,519,744	(6,700,000)
Impairment of goodwill and intangible assets	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879
Equity in loss of unconsolidated joint ventures	259,178	—
Unrealized foreign currency and derivative gains	(449,224)	350,781
Net loss on extinguishment of debt	2,444,788	—
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Gain on deconsolidation of SST VI OP	(169,533)	—
Gain on sale of real estate	(178,631)	—
Increase (decrease) in cash from changes in assets and liabilities, net of acquisitions:
Other assets, net	276,750	235,042
Accounts payable and accrued liabilities	(1,051,220)	2,619,780
Managed REITs receivables	(719,423)	79,845
Due to affiliates	(745,074)	(325,046)
Net cash provided by operating activities	21,629,817	14,177,573
Cash flows from investing activities:
SST IV Merger, net of cash acquired	(46,486,510)	—
Purchase of real estate	(47,073,530)	—
Additions to real estate	(3,640,867)	(7,744,136)
Investments in unconsolidated real estate entities	(6,719,086)	—
Redemption of preferred equity investment in SSGT II	13,500,000	—
Deconsolidation of SST VI OP	(3,011,368)	—
Purchase of other investments	(1,967,476)	—
Deposits on acquisition of real estate	—	(73,340)
Net proceeds from the sale of real estate	256,237	—
Settlement of foreign currency hedges	(3,190,899)	398,951
Net cash used in investing activities	(98,333,499)	(7,418,525)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	271,675,995	335,855
Net proceeds from issuance of revolver debt	205,505,250	—
Repayment of non-revolver debt	(422,190,754)	—
Scheduled principal payments on non-revolver debt	(375,803)	(349,450)
Debt issuance costs	(5,362,534)	(4,459)
Debt defeasance costs	(525,332)	—
Preferred stock issuance costs	—	(46,457)
Offering costs	(480,911)	(352,345)
Redemption of common stock	(1,417,739)	(438,783)
Gross proceeds from issuance of equity in SST VI OP	4,015,815	—
Offering costs related to issuance of equity in SST VI OP	(373,067)	—
Distributions paid to preferred stockholders	(6,010,812)	(3,974,779)

Distributions paid to common stockholders	(11,798,066)	(9,495,228)
Distributions paid to noncontrolling interest in OP	(2,927,564)	(2,718,583)
Net cash provided by (used in) financing activities	29,734,478	(17,044,229)
Impact of foreign exchange rate changes on cash and restricted cash	168,741	(230,789)
Change in cash, cash equivalents, and restricted cash	(46,800,463)	(10,515,970)
Cash, cash equivalents, and restricted cash beginning of period	80,657,676	68,571,123
Cash, cash equivalents, and restricted cash end of period	$33,857,213	$58,055,153

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$15,691,164	$16,772,069
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$8,849,845	$7,990,892
Distributions payable	$8,088,854	$5,868,759
Deposits applied to the acquisition of unconsolidated real estate entities	$156,940	$—
Additions to real estate and construction in process included in accounts payable	$272,688	$334,128
Debt assumed in the SST IV Merger	$81,165,978	$—
Issuance of common stock in connection with the SST IV Merger	$231,412,470	$—
Redemption of common stock included in accounts payable and accrued liabilities	$1,472,369	$—
Conversion of A-2 Units into A-1 Units	$11,219,744	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of June 30, 2021, we owned 138 self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, and Washington) and the Greater Toronto Area of Ontario, Canada. As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private non-traded REIT (“SSGT II”) and Strategic Storage Trust VI, Inc., a private non-traded REIT (“SST VI”) (SSGT II, SST VI, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of, as of June 30, 2021, 14 properties and approximately 11,000 units and 1.1 million rentable square feet. Through our Managed REIT Platform (as defined below), we have the internal capability to originate, structure, and manage additional investment products.

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

June 30, 2021

(Unaudited)

(collectively, the “Offering”). At the termination of our offering in January 2017, we had sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2021, we had sold approximately 6.1 million Class A Shares and approximately 0.9 million Class T Shares for approximately $63.4 million and $9.5 million, respectively, in our DRP Offering.

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

June 30, 2021

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

Our Operating Partnership owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of June 30, 2021, we owned approximately 89.2% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 10.8% of the common units are owned by certain members of our executive management team or indirectly by SmartStop Asset Management, LLC, our former sponsor (“SAM”) and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (our “TRS”), or other taxable REIT subsidiaries which are directly or indirectly wholly-owned subsidiaries of our Operating Partnership.

COVID-19

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have adjusted to meet the needs of our customers and employees, while striving to create a safe environment at our properties and our corporate offices. The operational and financial impact associated with COVID-19 were most significant to our business in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020 and continuing into 2021. Future governmental orders causing restrictions on our business or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations. However, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions were eliminated in consolidation during that period.

Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”), the operating partnership of SST VI, and its wholly-owned subsidiaries, were consolidated by us until May 1, 2021. From March 10, 2021 (the date of our initial investment in SST VI OP) until May 1, 2021, the portion not wholly-owned by us was presented as noncontrolling interests, and all significant intercompany accounts and transactions were eliminated in consolidation during that period.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as we are currently the primary beneficiary. Our sole significant asset is our investment in our Operating Partnership; as a result, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership and its wholly-owned subsidiaries. Additionally, from March 10, 2021 until May 1, 2021, we were deemed to be the primary beneficiary of SST VI OP, and their operations were therefore consolidated by us. Subsequent to May 1, 2021, we are no longer the primary beneficiary, and their operations are no longer consolidated by us.

As of June 30, 2021, we were not a party to any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres acquired in the SST IV Merger, which are all accounted for under the equity method of accounting (see Note 4 for additional information), and our Tenant Programs joint venture with SSGT II and SST VI which are consolidated.

As of December 31, 2020, we were also a party to and consolidated our Tenant Programs joint venture with SST IV, which became a wholly-owned entity as a result of the SST IV Merger.

Equity Investments

Under the equity method, our investments will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of June 30, 2021 and December 31, 2020, we owned equity and debt investments with a carrying value of approximately $10.4 million and $15.1 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. We record the interest on the debt investments on the accrual basis and such income is included in other in our consolidated statements of operations.

Also included in Investments in and advances to Managed REITs as of June 30, 2021 are receivables from the Managed REITs of approximately $1.6 million. As of December 31, 2020, receivables from the Managed REITs approximated $0.5 million. For additional discussion, see Note 10 – Related Party Transactions.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership and the noncontrolling interests in our Tenant Programs joint ventures with SSGT II and SST VI in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as a noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

interests in the SSGT II and SST VI Tenant Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $21 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2021 and 2020, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2021 and 2020, our property acquisitions, including the SST IV Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended June 30, 2021 and 2020, we expensed approximately $30,000 and $97,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

During the six months ended June 30, 2021 and 2020, we expensed approximately $336,000 and $125,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods

Purchase Price Allocation for the Acquisition of a Business

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

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2021 and 2020, no real property asset impairment losses were recognized.

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

As of June 30, 2021 and December 31, 2020, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of June 30, 2021 and December 31, 2020, approximately $0.4 million

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

and $0.5 million, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2021, 2022, 2023, 2024, and thereafter is approximately $70,000, $140,000, $140,000, $70,000 and none, respectively.

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

June 30, 2021

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2021, the gross amount allocated to in-place lease intangibles was approximately $68.2 million and accumulated amortization of in-place lease intangibles totaled approximately $49.9 million. As of December 31, 2020, the gross amounts allocated to in-place lease intangibles were approximately $47.3 million and accumulated amortization of in-place lease intangibles totaled approximately $45.7 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2021, 2022, 2023, 2024, 2025 and thereafter is approximately $7.0 million, $10.0 million, $0.1 million, $0.1 million, $0.1 million, and $0.9 million, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

As of June 30, 2021, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $6.8 million and accumulated amortization of those intangibles totaled approximately $3.9 million. As of December 31, 2020, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $18.1 million and accumulated amortization of those intangibles totaled approximately $7.3 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is approximately $0.4 million, $0.7 million, $0.7 million, $0.7 million, and $0.3 million, respectively.

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

As of June 30, 2021, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $2.5 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.2 million. As of December 31, 2020, the gross amount of debt issuance costs related to our revolving credit facility totaled none, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled none.

As of June 30, 2021, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $1.9 million. As of December 31, 2020, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $12.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $7.9 million.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $0.4 million and a gain of approximately $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and represented a loss of approximately $0.3 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

During the six months ended June 30, 2021, approximately 197,000 shares, or $2.0 million, were requested to be redeemed; $0.7 million of which were fulfilled in April 2021, and $1.3 million of which were included in accounts payable and accrued liabilities as of June 30, 2021, and fulfilled in July 2021.

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

June 30, 2021

(Unaudited)

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

June 30, 2021

(Unaudited)

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at June 30, 2021 and December 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$360,100,000	$341,933,774	$316,000,000	$301,988,969

As of June 30, 2021, and December 31, 2020, we had interest rate swaps, interest rate caps, and net investment hedges (See Notes 6 and 8). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2021, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

June 30, 2021

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. As of June 30, 2021, the net deferred tax liability of approximately $7.7 million was comprised of a deferred tax liability of approximately $0.7 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $7.0 million recorded at certain of our Canadian entities. The $7.0 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $11.0 million, net of a gross deferred tax asset of approximately $4.0 million.

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

The income tax benefit for the six months ended June 30, 2021 and 2020 includes a deferred tax benefit of approximately $2.0 million and $3.0 million, respectively, and a current tax expense of approximately $0.1 million and none, respectively.

The Company recorded a net combined foreign, federal, and state income tax benefit of approximately $0.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, which are included in other in our consolidated statements of operations. At June 30, 2021 and December 31, 2020, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2021 and December 31, 2020, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2016-2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of June 2021, approximately 21%, 21%, and 12% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 9 – Segment Disclosures for additional detail.

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

June 30, 2021

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2021:

Real estate facilities
Balance at December 31, 2020	$1,210,102,582
Facilities acquired through merger with SST IV	324,344,636
Facility acquisitions	30,277,691
Impact of foreign exchange rate changes	4,889,828
Improvements and additions(1)	5,705,926
Other facility acquisitions(2)	15,689,143
Disposition due to deconsolidation(2)	(15,689,143)
Balance at June 30, 2021	$1,575,320,663
Accumulated depreciation
Balance at December 31, 2020	$(115,903,045)
Depreciation expense	(18,898,768)
Disposition due to deconsolidation(2)	62,466
Impact of foreign exchange rate changes	(447,818)
Balance at June 30, 2021	$(135,187,165)

(1)Included herein is an addition to our Riverview, Florida property of approximately $2.3 million, which added approximately 25,400 net rentable square feet and approximately 150 additional units.

(2)Such activity represents the acquisition of a property completed by SST VI OP, which as of the acquisition date was consolidated within our consolidated financial statements. On May 1, 2021, we deconsolidated SST VI OP as we were no longer the primary beneficiary, which resulted in the removal of such facility from our consolidated balance sheet. Our investment in SST VI OP is now included within “Investments in and advances to managed REITs” within our consolidated balance sheet as of June 30, 2021.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

(1)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The approximately $54.3 million in cash was primarily used to pay off approximately $54.0 million of SST IV debt that we did not assume in the Merger, as well as approximately $0.3 million in transaction costs.

We issued approximately 23.1 million Class A Shares to the former SST IV stockholders in connection with the SST IV Merger. The estimated fair value of our common stock issued was determined primarily based on an income approach to value the properties as well as our Managed REIT Platform, adjusted for market related adjustments and illiquidity discounts, less the estimated fair value of our debt and other liabilities.

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

Self Storage Facility Acquisitions

On April 16, 2021, we purchased a self storage facility (the “Oakville III Property”) located in the Greater Toronto Area of Ontario, Canada. We acquired the Oakville III Property from an unaffiliated third party for a purchase price of approximately $25.0 million Canadian Dollars (“CAD”), plus closing costs. Upon acquisition, the property was approximately 42% occupied.

On May 27, 2021, we purchased a self storage facility located in Riverside, California (the “Riverside III Property”). The purchase price for the Riverside III Property was approximately $10.7 million, plus closing costs. Upon acquisition, the property was approximately 95% occupied.

The following table summarizes the purchase price allocation for the real estate related assets acquired during the six months ended June 30, 2021:

Acquisition	Acquisition Date	Real Estate Assets	Construction in Process	Investments in Real Estate Joint Ventures	Intangibles	Total(1)	2021 Revenue(2)	2021 Property Operating Income(2)(3)
SST IV Merger	3/17/2021	$324,344,636	$1,467,090	$17,495,254	$20,052,449	$363,359,429	$8,564,275	$5,708,929
Oakville III	4/16/2021	$20,061,046	$-	$-	$332,840	$20,393,886	$142,688	$61,997
Riverside III	5/27/2021	$10,216,645	$-	$-	$450,145	$10,666,790	$73,905	$45,650

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)

The operating results of the self storage properties acquired have been included in our consolidated statements of operations since their respective acquisition dates. Such amount does not include activity from our investments in real estate joint ventures, which are included in Other in our consolidated statements of operations. For additional information. See Note 4 – Investments in Unconsolidated Real Estate Ventures.

(3)	Property operating income excludes corporate general and administrative expenses, interest expenses, depreciation, amortization and acquisition related expenses.

Acquisition Completed by SST VI OP

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. On March 11, 2021, SST VI OP, through a wholly-owned subsidiary, used these funds, in part, to acquire its first self storage facility in Phoenix, Arizona for approximately $16 million. In connection with SST VI OP’s acquisition of the Phoenix property, we provided a $3.5 million mezzanine loan to a wholly-owned subsidiary of SST VI OP with an initial interest rate of 8.5% and term of six months; as well as a 180 day extension option which, if exercised, would increase the interest rate to 9.25%. In addition to the aforementioned mezzanine loan, SST VI financed the acquisition, in part, by obtaining a third party mortgage loan on the property of approximately $9 million, which had an initial interest rate of 3.5%, and a three year term, with two one year extension options. SST VI commenced its private offering in the first quarter of 2021. Given our level of ownership as of March 31, 2021, SST VI OP and its subsidiaries were consolidated in our financial statements, and all related intercompany transactions were eliminated. SST VI raised sufficient equity through its private offering such that, since May 1, 2021, we are now no longer the primary beneficiary, and their operations are no longer consolidated by us.

On April 16, 2021, in connection with SST VI OP’s investment in a real estate joint venture property located in North York, Ontario Canada, we provided an additional $2.1 million mezzanine loan with the same terms as the mezzanine loan stated above.

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

The following table summarizes our investments in unconsolidated real estate ventures:

JV Property	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	Carrying Value of Investment as of June 30, 2021
Oshawa	Oshawa, Ontario	September 2018	Under Development	50%	$1,596,921
East York	East York, Ontario	January 2019	Operational	50%	6,609,595
Brampton	Brampton, Ontario	September 2019	Operational	50%	2,506,115
Vaughan	Vaughan, Ontario	August 2019	Operational	50%	3,062,021
Scarborough	Scarborough, Ontario	August 2020	Under Development	50%	2,259,636
Kingspoint	Kingspoint, Ontario	February 2021	Under Development	50%	4,648,402
					$20,682,690

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Financing Agreement

We, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships (“the JV Properties”), also became party to a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available is approximately CAD $60 million, however, the SmartCentres Financing includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately CAD $120 million subject to certain conditions set forth in the MMCA. As of June 30, 2021, approximately CAD $52.2 million was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing will be used to finance the development and construction of the JV Properties.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties.  Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of June 30, 2021, the total interest rate was approximately 2.61%.

The SmartCentres Financing had an original maturity date of May 11, 2021. On April 30, 2021, the SmartCentres Financing was amended and the maturity date was extended until May 11, 2024, and contains two one year extension options. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. As of June 30, 2021, no such payments had commenced. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

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

June 30, 2021

(Unaudited)

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

The Class A-1 Units are subject to the general restrictions on transfer contained in the Operating Partnership Agreement. In addition, through June 28, 2021 (the “Lock-Up Expiration”), the Class A-1 Units could not be sold, pledged, or otherwise transferred or encumbered except in certain limited circumstances set forth in the Contribution Agreement.  The Class A-1 Units were and are now otherwise entitled to all rights and duties of the Class A limited partnership units in the Operating Partnership, including cash distributions and the allocation of any profits or losses in the Operating Partnership.  The Class A-2 Units may convert into Class A-1 Units as earnout consideration, as described below.  The Class A-2 Units are not entitled to cash distributions or the allocation of any profits or losses in the Operating Partnership until the Class A-2 Units are converted into Class A-1 Units.

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

June 30, 2021

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

June 30, 2021

(Unaudited)

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

June 30, 2021

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

June 30, 2021

(Unaudited)

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

As of June 30, 2021, pursuant to the revised definition of “AUM” as described above, we had added incremental assets under management of approximately $376 million, and the estimated fair value of the contingent earnout liability was approximately $19.9 million.

Note 6. Debt

The Company’s debt is summarized as follows:

Loan	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$95,000,000	$95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	46,094,457	46,427,994	5.31%	8/1/2024
Canadian CitiBank Loan(4)(11)	-	87,337,110		10/9/2021
CMBS SASB Loan(5)(12)(11)	-	235,000,000		2/9/2022
CMBS Loan(6)	104,000,000	104,000,000	5.00%	2/1/2029
Secured Loan(7) (8)(11)	-	85,512,000		1/24/2022
Stoney Creek Loan(9)(11)	-	5,712,058		10/1/2021
Torbarrie Loan(9)(11)	-	6,423,863		9/1/2021
SST IV CMBS Loan	40,500,000	-	3.56%	2/1/2030
SST IV TCF Loan	40,782,255	-	3.75%	3/30/2023
Credit Facility Term Loan - USD(13)	250,000,000	-	1.90%	3/17/2026
Credit Facility Revolver - USD(13)	207,201,288	-	1.95%	3/17/2024
Oakville III BMO Loan(12)	13,107,250	-	2.66%	5/16/2024
Ladera Office Loan	4,056,887	4,099,152	4.29%	11/1/2026
Premium on secured debt, net	282,430	461,823
Debt issuance costs, net	(3,814,576)	(4,021,767)
Total debt	$849,209,991	$717,952,233

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

(4)

This variable rate loan encumbered 10 of our Canadian properties and the amounts shown above are in USD based on the foreign exchange rate in effect of the date presented. We purchased interest rate caps that cap CDOR at 3.0% until October 15, 2021.

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

(8)

This loan had an $85.5 million interest rate swap that effectively fixed the interest rate on the Secured Loan at 5.1% until August 1, 2020. To continue hedging our interest rate risk related to this loan, we purchased an interest rate cap on August 3, 2020 with a notional amount of $80 million that effectively caps LIBOR at 0.5% through August 2, 2021.

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

(11)	On March 17, 2021, these loans were paid off in full in conjunction with the SST IV Merger, and an aggregate net loss on extinguishment of debt of approximately $2.4 million was recorded.
(12)	The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.
(13)	For additional information regarding the Credit Facility, see below.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2021 was approximately 3.05%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of June 30, 2021, we were in compliance with all such covenants.

Credit Facility

On March 17, 2021, we, through our Operating Partnership (the “Borrower”), entered into a credit facility with KeyBank, National Association, as administrative agent, KeyBanc Capital Markets, LLC, Wells Fargo Securities, Citibank, N.A., and BMO Capital Markets, as joint book runners and joint lead arrangers, and certain other lenders party thereto (the “Credit Facility”).

The initial aggregate amount of the Credit Facility is $500 million, which consists of a $250 million revolving credit facility (the “Credit Facility Revolver”) and a $250 million term loan (the “Credit Facility Term Loan”). The Borrower has the right to increase the amount available under the Credit Facility by an additional $350 million, for a total aggregate amount of $850 million, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the Credit Facility Revolver. Borrowings under the Credit Facility may be in either U.S. dollars (each, a “US Borrowing”) or Canadian dollars (each, a “CAD Borrowing”). Upon the closing of the Credit Facility, the Borrower immediately made the following drawdowns: (i) under the Credit Facility Revolver (A) $199 million in USD Borrowings and (B) CAD $2.5 million in CAD Borrowings (approximately $2 million equivalent in U.S. dollars), and (ii) under the Credit Facility Term Loan (A) $150 million in USD Borrowings and (B) CAD $124.7 million in CAD Borrowings (approximately $100 million equivalent in U.S. dollars), for an aggregate amount of approximately $451 million. We used the initial proceeds primarily to pay off certain existing indebtedness as well as indebtedness of SST IV.

The maturity date of the Credit Facility Revolver is March 17, 2024, subject to a one-year extension option. The maturity date of the Credit Facility Term Loan is March 17, 2026, which cannot be extended. The Credit Facility may be

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

Amounts borrowed under the Credit Facility Revolver and Credit Facility Term Loan bear interest based on both the type of borrowing (either ABR Loans or Eurodollar Loans, each as defined in the Credit Facility), as well as the currency of the borrowing. ABR Loans bear interest at the lesser of (x) the alternate base rate plus the applicable rate, or (y) the maximum rate. Eurodollar Loans bear interest at the lesser of (a) the adjusted LIBO rate or CDOR rate (depending on whether the loan is a US Borrowing or a CAD Borrowing, respectively) for the interest period in effect plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate varies depending on the type of borrowing and our consolidated leverage ratio. As of June 30, 2021, advances under the Credit Facility Term Loan bear interest at 180 basis points over 30-day LIBOR or 30-day CDOR, while advances under the Credit Facility Revolver bear interest at 185 basis points over 30-day LIBOR or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

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

On March 30, 2021, we paid down $15 million in USD borrowings on the Credit Facility Revolver, and on April 16, 2021 and May 25, 2021, we made US Borrowing draws of $4.5 million and $15 million, respectively, on the Credit Facility Revolver. Additionally, on May 3, 2021, we converted all of our CAD Borrowings to USD Borrowings.  As of June 30, 2021, we had an aggregate of approximately $457 million outstanding on the Credit Facility, all of which was in USD Borrowings.

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

June 30, 2021

(Unaudited)

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

SST IV TCF Loan

On March 17, 2021, in connection with the SST IV Merger, we assumed a term loan with TCF National Bank, a national banking association (“TCF”), as lead arranger and administrative agent for up to $40.8 million (the “SST IV TCF Loan”). The SST IV TCF Loan is secured by a first mortgage on each of the Ocoee Property, the Ardrey Kell Property, the Surprise Property, the Escondido Property, and the Punta Gorda Property (the “SST IV TCF Properties”).

The interest rate on the SST IV TCF Loan is equal to the greater of (i) 3.75% per annum or (ii) an adjustable annual rate equal to LIBOR plus 3.00%. Upon achievement of certain financial conditions, the interest rate will be equal to the greater of (i) 3.50% per annum or (ii) an adjustable annual rate equal to LIBOR plus 2.50%. As of June 30, 2021, the interest rate on the SST IV TCF Loan was 3.75%. In connection with the SST IV Merger, we also assumed an interest rate cap with a notional amount of $30.5 million, such that in no event will LIBOR exceed 0.75% thereon through May 2022.

The SST IV TCF Loan matures on March 30, 2023, with two one-year extension options subject to certain conditions outlined further in the SST IV TCF Loan documents. During the initial term, monthly payments are interest only; during any extension periods, monthly payments are principal and interest. The SST IV TCF Loan may be prepaid in whole or in part, subject to certain conditions as set forth in the SST IV TCF loan agreement.

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

Oakville III BMO Loan

On April 15, 2021, we purchased the Oakville III Property. We partially financed the Oakville III property acquisition with a loan from Bank of Montreal (the “Oakville III BMO Loan”), which is secured by a first lien on the Oakville III property. The loan is denominated in Canadian dollars and the proceeds from the loan were approximately CAD $16.3 million.  We provided a full recourse guaranty on the loan, which will remain in effect until the property achieves 75% physical occupancy, at which point such guaranty will be reduced to 50% of the loan balance. The interest only loan is prepayable at any time without penalty, and bears interest at a rate of 2.25% + CDOR. The Oakville III BMO Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2021:

2021	$918,642
2022	2,914,424
2023	44,166,406
2024	267,351,825
2025	2,869,187
2026 and thereafter	534,521,653
Total payments	852,742,137
Premium on secured debt, net	282,430
Debt issuance costs, net	(3,814,576)
Total	$849,209,991

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

June 30, 2021

(Unaudited)

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

As of June 30, 2021, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2020, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $202.9 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $2.9 million of accumulated and unpaid distributions.

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

June 30, 2021

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

The following table summarizes the terms of our derivative financial instruments as of June 30, 2021:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swaps:
LIBOR Swap	$235,000,000		1.79%	June 15, 2019	February 15, 2022
Interest Rate Cap:
LIBOR Cap	$80,000,000		0.50%	August 3, 2020	August 2, 2021
CDOR Cap	99,300,000	(1)	3.00%	October 11, 2018	October 15, 2021
CDOR Cap	1,000,000	(1)	3.00%	March 28, 2019	October 15, 2021
CDOR Cap	11,700,000	(1)	3.00%	May 28, 2019	October 15, 2021
Foreign Currency Forward:
Denominated in CAD	$125,925,000	(1)	1.2593	April 12, 2021	April 12, 2023
Denominated in CAD	122,020,000	(1)	1.2202	May 6, 2021	April 12, 2022

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

(1)	Notional amounts shown are denominated in CAD.

On February 10, 2020, we settled an existing CAD currency forward, receiving a net settlement of approximately $0.5 million and simultaneously entered into a one year CAD $95 million foreign currency forward. On February 10, 2021, we rolled this currency forward into a two month CAD $95 million foreign currency forward, with a settlement date of April 12, 2021. On April 12, 2021, we settled this foreign currency forward, paying a net settlement of approximately $4.5 million, and simultaneously entered into a new CAD $125.9 million currency forward with a settlement date of April 12, 2023. On May 6, 2021, we entered into a second currency forward, for approximately CAD $122 million, with a settlement date of April 12, 2022.

A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss), the other portion, a gain of approximately $1.1 million and $0.7 million related to the portion that is not designated for hedge accounting, is recorded in other income within our consolidated statements of operations for the three and six months ended June 30, 2021, respectively.

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2021	December 31, 2020
Interest Rate Swaps
Accounts payable and accrued liabilities	$2,481,355	$4,379,424
Foreign Currency Hedges
Other assets	$1,587,094	$—
Accounts payable and accrued liabilities	1,073,614	3,270,910

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended June 30, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$38,104,699	$—	$—	$38,104,699
Ancillary operating revenue	2,027,041	—	—	2,027,041
Managed REIT Platform revenue	—	1,058,291	—	1,058,291
Reimbursable costs from Managed REITs	—	1,061,619	—	1,061,619
Total revenues	40,131,740	2,119,910	—	42,251,650
Operating expenses:
Property operating expenses	12,479,969	—	—	12,479,969
Managed REIT Platform expense	—	316,142	—	316,142
Reimbursable costs from Managed REITs	—	1,061,619	—	1,061,619
General and administrative	—	—	6,811,313	6,811,313
Depreciation	10,595,818	—	146,983	10,742,801
Intangible amortization expense	3,485,180	168,501	—	3,653,681
Acquisition expenses	30,448	—	—	30,448
Contingent earnout adjustment	—	400,000	—	400,000
Total operating expenses	26,591,415	1,946,262	6,958,296	35,495,973
Gain on sale of real estate	178,631	—	—	178,631
Operating income (loss)	13,718,956	173,648	(6,958,296)	6,934,308
Other income (expense):
Interest expense	(7,921,137)	—	(29,565)	(7,950,702)
Interest expense – accretion of fair market value of secured debt	31,250	—	—	31,250
Interest expense – debt issuance costs	(496,897)	—	—	(496,897)
Other	643,547	(99,763)	(372,581)	171,203
Net income (loss)	$5,975,719	$73,885	$(7,360,442)	$(1,310,838)

	Six Months Ended June 30, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$67,608,141	$—	$—	$67,608,141
Ancillary operating revenue	3,584,471	—	—	3,584,471
Managed REIT Platform revenue	—	3,346,031	—	3,346,031
Reimbursable costs from Managed REITs	—	2,277,662	—	2,277,662
Total revenues	71,192,612	5,623,693	—	76,816,305
Operating expenses:
Property operating expenses	22,823,250	—	—	22,823,250
Managed REIT Platform expense	—	636,032	—	636,032
Reimbursable costs from Managed REITs	—	2,277,662	—	2,277,662
General and administrative	—	—	11,564,302	11,564,302
Depreciation	19,045,555	—	241,173	19,286,728
Intangible amortization expense	4,055,365	857,863	—	4,913,228
Acquisition expenses	336,098	—	—	336,098
Contingent earnout adjustment	—	2,519,744	—	2,519,744
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	46,260,268	14,680,874	11,805,475	72,746,617
Gain on sale of real estate	178,631	—	—	178,631
Operating income (loss)	25,110,975	(9,057,181)	(11,805,475)	4,248,319
Other income (expense):
Interest expense	(15,852,786)	—	(73,380)	(15,926,166)
Interest expense – accretion of fair market value of secured debt	63,116	—	—	63,116
Interest expense – debt issuance costs	(1,169,370)	—	—	(1,169,370)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Other	425,549	1,773,103	(584,067)	1,614,585
Net income (loss)	$6,132,696	$(7,284,078)	$(12,462,922)	$(13,614,304)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table summarizes our total assets by segment:

Segments	June 30, 2021		December 31, 2020
Self Storage(1)	$1,542,480,104	(1)	$1,172,178,148	(1)
Managed REIT Platform(1)	24,699,901	(1)	44,482,625	(1)
Corporate and Other	48,686,893		65,560,284
Total assets	$1,615,866,898		$1,282,221,057

(1)

Included in the assets of the Self Storage and the Managed REIT Platform segments as of June 30, 2021, are approximately $49.8 million and $3.9 million of goodwill, respectively. As of December 31, 2020, such amounts were approximately $45.3 million and $8.4 million of goodwill, respectively.

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

June 30, 2021

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

The initial term of the transfer agent agreement was three years, which term is automatically renewed for one year successive terms, but either party may terminate the transfer agent agreement upon 90 days’ prior written notice. In the event that we terminate the transfer agent agreement, other than for cause, we will pay our transfer agent all amounts that would have otherwise accrued during the remaining term of the transfer agent agreement; provided, however, that when calculating the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2020 and the six months ended June 30, 2021, as well as any related amounts payable as of December 31, 2020 and June 30, 2021:

	Year Ended December 31, 2020			Six Months Ended June 30, 2021
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$525,108	$489,108	$36,000	$419,645	$416,836	$38,809
Additional paid-in capital
Transfer Agent fees	—	—	—	150,000	150,000	—
Stockholder servicing fee(1)	—	645,911	631,429	—	318,659	312,770
Stockholder servicing fee - SST IV(2)	—	—	—	1,155,887	812,727	343,160
Total	$525,108	$1,135,019	$667,429	$1,725,532	$1,698,222	$694,739

(1)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering.

(2)	Represents the stockholder servicing fee liability assumed in the SST IV Merger.

Please see Note 3 – Real Estate Facilities and Note 5 – Self Administration Transaction for detail regarding additional related party transactions.

Acquisition of Self Storage Platform from SmartStop Asset Management, LLC and Other Transactions

As a result of the Self Administration Transaction, we acquired the self storage sponsorship platform of SmartStop Asset Management, LLC. Accordingly, the advisor and property manager entities of SST IV and SSGT II became our indirect subsidiaries, and we became entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory and property management agreements as described below. In addition, we also own the advisor and property manager entities of SST VI and are entitled to receive various fees and expense reimbursements under the terms of the SST VI advisory and property management agreements as described below.

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

June 30, 2021

(Unaudited)

SST IV Advisory Agreement

The SST IV Advisor provided acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”) to SST IV up until the SST IV Merger on March 17, 2021.

SST IV was required to reimburse the SST IV Advisor for organization and offering costs under the SST IV Advisory Agreement; however, the SST IV Advisor funded, and was not reimbursed for 1.15% of the gross offering proceeds from the sale of class W shares sold in the SST IV offering. Such amounts for the three and six months ended June 30, 2021 totaled none and none, respectively. Such amounts for the three and six months ended June 30, 2020 totaled approximately $2,000 and $25,000, respectively. The SST IV Advisor was required to reimburse SST IV within 60 days after the end of the month in which the SST IV public offering terminated to the extent SST IV paid or reimbursed organization and offering costs (excluding sales commissions, and dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the SST IV offering. The SST IV Advisory Agreement also required the SST IV Advisor to reimburse SST IV to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from the SST IV offering.

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

June 30, 2021

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

Effective as of April 30, 2020, SSGT II suspended its offering due to various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of their dealer manager agreement.

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

Pursuant to the SST VI Advisory Agreement, the SST VI Advisor will receive acquisition fees equal to 1.00% of the contract purchase price of each property SST VI acquires plus reimbursement of any acquisition expenses that SST VI Advisor incurs. The SST VI Advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SST VI’s aggregate asset value, as defined.

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

June 30, 2021

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

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
Managed REIT Platform Revenues	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Advisory agreement – SST IV(1)	$—	$775,213	$716,278	$1,545,854
Advisory agreement – SSGT II	457,859	271,458	921,121	507,093
Advisory agreement – SST VI	28,045	—	28,045	—
Property management agreement – SST IV(1)	—	333,034	346,179	672,497
Property management agreement – SSGT II	156,328	76,832	296,562	151,555
Property management agreement – SST VI	16,393	—	16,393	—
Tenant Program revenue – SST IV	—	191,862	285,959	357,750
Tenant Program revenue – SSGT II	144,169	50,156	266,211	79,613
Tenant Program revenue – SST VI	30,380	—	32,237	—
Other Managed REIT revenue(2)	225,117	154,338	437,046	322,318
Total	$1,058,291	$1,852,893	$3,346,031	$3,636,680

(1)On March 17, 2021, we acquired SST IV and will no longer earn such fees.

(2)	Such revenues primarily include construction management, development fees, acquisition fees, and other miscellaneous revenues.

Reimbursable costs from Managed REITs includes reimbursement of SST IV (until the SST IV Merger Date), SSGT II, and SST VI Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

As of June 30, 2021 and December 31, 2020 we had receivables due from the Managed REITs totaling approximately $1.6 million and $0.6 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Investment in SSGT II OP

On September 21, 2020, a wholly-owned subsidiary of our Operating Partnership (the “Preferred Investor”), entered into a preferred unit purchase agreement (the “SSGT II Unit Purchase Agreement”) with SS Growth Operating Partnership II, L.P. (the “SSGT II OP”) and SSGT II. Pursuant to the terms of the SSGT II Unit Purchase Agreement, the Preferred Investor agreed to purchase, in one or more tranches, up to 1.6 million units of limited partnership interest in SSGT II OP (the “SSGT II Preferred Units”) for an aggregate of up to $40 million (the “SSGT II Investment”). Upon the closing of each tranche of the SSGT II Investment, the Preferred Investor was due an investment fee equal to 1% of the investment amount of such tranche. The Preferred Investor received distributions, payable monthly in arrears, at a rate of 7.25% per annum from the date of investment until 180 days after the date of investment, 8.25% per annum from 181 days after the date of investment until 360 days after the date of investment, and 9.25% per annum thereafter (collectively, the “Pay Rate”). The proceeds of the SSGT II Investment may be used by SSGT II OP to finance self storage acquisition, development, and improvement activities, and working capital or other general partnership purposes. Each SSGT II Preferred Unit had a liquidation preference of $25.00, plus all accumulated and unpaid distributions. The foregoing distributions are payable monthly, and calculated on an actual/360 day basis, and any unpaid distributions accrue at the applicable Pay Rate.

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

As of June 30, 2021 and December 31, 2020, we were potentially required to purchase an additional $7.5 million in SSGT II Preferred Units.

On January 21, 2021, SSGT II redeemed the remaining $13.5 million of our outstanding SSGT II Preferred Units.

For the three and six months ended June 30, 2021, we recorded income related to the SSGT II Preferred Units totaling none and approximately $0.1 million, which is recorded within the Other line item in our consolidated statements of operations.

Administrative Services Agreement

For the three and six months ended June 30, 2021, we incurred fees payable to SAM under the Administrative Services Agreement of approximately $2,000, and $19,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations. For the three and six months ended June 30, 2020, we incurred fees payable to SAM under the Administrative Services Agreement of approximately $0.8 million, and $1.9 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations. We recorded reimbursements from SAM of approximately $135,000 and $265,000 during the three and six months ended June 30, 2021, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations. We recorded reimbursements from SAM of approximately $115,000 and $280,000 during the three and six months ended June 30, 2020, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations.

As of June 30, 2021 and December 31, 2020, a payable of approximately $75,000 and a receivable of approximately $50,000 was due from SAM related to the Administrative Services Agreement, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 11. Equity Based Compensation

We issue equity based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through June 30, 2021, we have issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through March 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020 the Compensation Committee of the Board of Directors approved additional awards for our executive officers, which include (1) performance based awards, and (2) time based awards. For both such awards the recipient could choose either LTIP Units or restricted stock consisting of shares of our common stock.

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

With respect to grants of time based LTIP Units made to our executive officers in 2020 and 2021, distributions began to accrue effective January 1, 2020 and January 1, 2021, respectively, and are payable as distributions are paid on our Class A Shares without regard to whether the underlying awards have vested. With respect to time based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

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

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	265,806	$9.53	—	$—
Granted	72,383	9.78	214,521	9.09
Vested	(82,351)	9.55	(53,630)	9.09
Forfeited	(6,567)	9.78	—	—
Unvested at December 31, 2020	249,271	9.58	160,891	9.09
Granted	78,192	9.85	222,581	9.30
Vested	(104,126)	9.64	—	—
Forfeited	(2,189)	9.78	—	—
Unvested at June 30, 2021	221,148	$9.64	383,472	$9.21

Performance Based Awards

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted award. The targeted award for each executive was determined and approved by the Compensation Committee of our Board of Directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison will be conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2020 and 2021 grants will vest, as applicable, no later than March 31, 2023 and March 31, 2024, respectively.

Recipients of performance based restricted stock accrue distributions during the performance period, and such distributions will only be payable on the date that any such shares of restricted stock vest, based upon the performance level attained. Recipients of performance based LTIP Units are issued LTIP Units at 200% of the targeted award and are entitled to receive distributions and allocations of profits and losses with respect to the performance based LTIP Units as of the effective date of each award in an amount equal to 10% of the distributions and allocations available to such LTIP Units, until the Distribution Participation Date (as defined in the Partnership Agreement). The remaining 90% of distributions will accrue and will be payable on the Distribution Participation Date based upon the performance level attained and number of performance based LTIP Units that vest. Following the Distribution Participation Date, recipients will be entitled to receive the full amount of distributions and allocations of profits and losses with respect to the vested performance-based LTIP Units, such amount being equivalent to distributions declared and paid on our Class A Shares.

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIP Units
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	—	$—	—	$—
Granted	5,752	9.78	130,638	9.09
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2020	5,752	9.78	130,638	9.09
Granted	—	—	148,387	9.30
Vested	—	—	—	—
Forfeited	—	—	(11,918)	9.09
Unvested at June 30, 2021	5,752	$9.78	267,107	$9.21

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

As of June 30, 2021, 7,303,805 shares of stock were available for issuance under the Plan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

We recorded approximately $0.8 million and $1.2 million of equity based compensation expense in general and administrative expense during the three and six months ended June 30, 2021, respectively, compared to approximately $0.4 million and $0.6 million during the three and six months ended June 30, 2020, respectively.  We recorded approximately $25,000 and $50,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and six months ended June 30, 2021, respectively, compared to approximately none during the three and six months ended June 30, 2020. As of June 30, 2021, there was approximately $6.3 million of total unrecognized compensation expense related to non-vested equity awards. Such cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

Pursuant to the Agreement, during the Transition Period and subject to the early termination provisions contained in the Agreement, we will pay Mr. McClure a monthly fee as well as provide reimbursement for costs of continuing group health insurance coverage.  Mr. McClure’s existing time-based equity awards will continue to vest during the Transition Period and, upon successful completion of the Transition Period, any remaining outstanding unvested time-based equity awards will immediately vest in full.  Mr. McClure’s existing performance-based equity awards will remain outstanding and vest on a pro rata basis at the rate of two-thirds of the amount that would have otherwise vested based on the terms of the awards and actual performance of the Company during the performance period.

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

In April 2021, an aggregate of approximately 148,400 LTIP Units were issued to our executive officers in connection with performance-based equity grants.  With respect to performance-based equity grants, the number of LTIP Units granted as of the grant date was equal to 200% of the targeted award. These are non-vested grants which shall vest based on ranges from a threshold of 0% to a maximum of 200% of the targeted equity award set for each executive by the compensation committee, with such percentage being determined based upon our ranking as compared to a peer group of publicly traded self storage REITs in terms of the average same-store revenue growth, analyzed over a three-year period.

Similarly, in April 2021 an aggregate of approximately 222,600 LTIP Units were issued to our executive officers in connection with time-based equity grants.  These are non-vested grants which shall vest ratably over four years commencing on December 31, 2021, subject to the recipient’s continued employment through the applicable vesting date.

Note 12. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on April 20, 2020, beginning in May 2020, shares sold pursuant to our distribution reinvestment plan are sold at the estimated value per share of $10.40 per Class A Share and Class T Share. On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of June 30, 2021, we had sold approximately 6.1 million Class A Shares and approximately 0.9 million Class T Shares through our DRP Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

For the year ended December 31, 2020, we received redemption requests totaling approximately $2.0 million (approximately 0.2 million shares), approximately $1.3 million of which were fulfilled during the year ended December 31, 2020, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2020 and fulfilled in January 2021. During the six months ended June 30, 2021, we received redemption requests totaling approximately 197,000 shares, or approximately $2.0 million, of which approximately 67,000 shares, or approximately $0.7 million, were redeemed in April of 2021, with the remainder included in accounts payable and accrued liabilities as of June 30, 2021 and fulfilled in July 2021.

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

June 30, 2021

(Unaudited)

excess of any amounts accrued. We are not aware of any such proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.

Note 13. Declaration of Distributions

On June 23, 2021, our board of directors declared a distribution rate for the third quarter of 2021 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2021 and ending September 30, 2021. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 14. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Total revenues	$29,469,545	$31,363,122	$32,893,573	$34,564,655	$42,251,650
Total operating expenses	$27,497,027	$26,992,137	$29,307,135	$37,250,644	$35,495,973
Operating income (loss)	$1,972,518	$4,370,985	$3,586,438	$(2,685,989)	$6,934,308
Net loss	$(7,062,841)	$(4,456,497)	$(1,943,884)	$(12,303,466)	$(1,310,838)
Net loss attributable to common stockholders	$(8,491,421)	$(6,259,114)	$(4,529,908)	$(13,908,664)	$(3,881,184)
Net loss per Class A Share-basic and diluted	$(0.14)	$(0.10)	$(0.08)	$(0.22)	$(0.05)
Net loss per Class T Share-basic and diluted	$(0.14)	$(0.10)	$(0.08)	$(0.22)	$(0.05)

Note 15. Subsequent Events

Management has concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of June 30, 2021, we wholly-owned 138 operating self storage properties located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 91,000 units and 10.5 million net rentable square feet, as well as 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area. Our unconsolidated real estate ventures consist of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities. As discussed herein, as of June 30, 2021, we, through our subsidiaries, serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private non-traded REIT (“SSGT II”), and Strategic Storage Trust VI, Inc., a private non-traded REIT focused on acquiring income and growth self storage properties (“SST VI”), and operate properties owned by SSGT II and SST VI, consisting of 14 properties and approximately 11,000 units and 1.1 million square feet.

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”).  As a result of the Self Administration Transaction, we became self-managed and the sponsor of Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT (collectively with SSGT II and SST VI, the “Managed REITs”). In addition, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. See Note 5 – Self Administration Transaction and Note 10 – Related Party Transactions of the Notes to the Consolidated Financial Statements for additional information.

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

SST IV Merger

On November 10, 2020, we entered into a merger agreement with Strategic Storage Trust IV, Inc., or SST IV, pursuant to which SST IV would merge with and into our wholly-owned subsidiary (the “SST IV Merger”). The SST IV Merger was approved by SST IV’s stockholders on March 10, 2021, and was completed on March 17, 2021.

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

As of June 30, 2021, we wholly-owned 138 operating self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 91,000 units and 10.5 million net rentable square feet, as well as 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area. Our unconsolidated real estate ventures consist of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities.

As of June 30, 2021, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.6%	95.8%	0.9%
Arizona	3	2,540	265,000	2.5%	96.4%	2.2%
California	27	17,190	1,824,700	17.5%	96.6%	21.3%
Colorado	6	3,240	349,000	3.3%	95.8%	2.8%
Florida	22	17,010	2,049,800	19.6%	95.3%	20.9%
Illinois	5	2,880	315,600	3.0%	96.8%	2.4%
Indiana	2	1,030	112,700	1.1%	93.3%	0.7%
Massachusetts	1	840	93,200	0.9%	97.5%	1.8%
Maryland	2	1,610	169,500	1.6%	96.5%	1.7%
Michigan	4	2,220	266,100	2.5%	97.9%	2.2%
North Carolina	19	9,190	1,192,400	11.4%	96.2%	8.6%
New Jersey	2	2,350	205,100	1.4%	92.9%	2.4%
Nevada	8	6,210	757,100	7.3%	97.0%	6.8%
Ohio	5	2,310	279,700	2.7%	97.7%	1.8%
South Carolina	3	1,940	246,000	2.4%	94.3%	1.8%
Texas	11	6,320	844,600	8.1%	97.0%	6.6%
Virginia	1	830	71,100	0.7%	97.3%	1.0%
Washington	3	1,680	196,600	1.9%	95.9%	1.9%
Ontario, Canada	13	10,610	1,092,300	10.5%	91.6%	12.2%
Total	138	91,090	10,493,800	100%	95.7%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 3,100 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 937,000 square feet).
(3)	Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of June 30, 2021.
(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended June 30, 2021.

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

COVID-19 Pandemic

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have adjusted to meet the needs of our customers and employees, while striving to create a safe environment for everyone at our properties and corporate offices. We also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices. Additionally, we have expanded our options for customers to rent units via contactless means, including directly through our website and call center. The operational and financial impacts associated with COVID-19 were most significant to our business in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020 and continuing into 2021.

The challenges associated with the COVID-19 pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, migration patterns away from dense urban markets, and strength in the housing market helped drive continued growth in self storage demand through the second quarter of 2021.

As rental activity, occupancy levels, and rental rates recovered during the second half of 2020 and through the second quarter of 2021, our financial performance has continued to improve. The impact on our same-store results was most pronounced in the second quarter of 2021, as the second quarter of 2020 was the most heavily impacted by the COVID-19 pandemic and related governmental orders. Same-store and overall results are expected to normalize over the coming quarters as the comparable periods change.

The underlying relative strength in the self storage industry in the midst of the COVID-19 pandemic continued into 2021. The ultimate extent and duration of the COVID-19 pandemic could still affect the self storage industry and/or us, potentially by the impact of governmental orders or broader economic conditions, which impact our customers, and in turn could affect our financial condition, collections, liquidity, and results of operations. These potential future developments are uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth of the COVID-19 outbreak, as well as the actions to contain or treat its impact, including the distribution and broad acceptance of various vaccines for COVID-19 or the efficacy of those vaccines against new COVID-19 variants.

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

As of June 30, 2021 and 2020, we wholly-owned 138 and 112 operating self storage facilities, respectively. Our operating results for the three months ended June 30, 2021 include full quarter results for 136 self storage facilities and partial quarter results for two operating self storage facilities acquired during the quarter ended June 30, 2021. Our operating results for the three months ended June 30, 2020 include full quarter results for 112 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Our operating results for the six months ended June 30, 2021 include a full six months of results for 112 self storage facilities and partial period results for 26 operating self storage facilities acquired during the six months ended June 30, 2021. Our operating results for the six months ended June 30, 2020 include a full six months of results for 111 operating self storage facilities and partial period results for one operating property that completed development and was placed in service during the six months ended June 30, 2020. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed previously, the results of operations presented herein cover a period of time prior to the SST IV Merger. We expect our 2021 operating results to be significantly impacted by the SST IV Merger as a result of acquiring 24 operating self storage facilities and 50% equity interests in six unconsolidated real estate ventures, as well as the elimination of fees that we previously earned from SST IV.

SST IV Merger

On March 17, 2021, we acquired SST IV by way of merger. Through the SST IV Merger, we acquired 24 operating self storage facilities and six real estate joint ventures. The 24 former SST IV operating properties had physical occupancy of 89.1% as of December 31, 2020, 92.6% physical occupancy as of March 31, 2021, and 96.1% physical occupancy as of June 30, 2021.

We expect the SST IV Merger to continue to have a positive impact in the short term and long term on our statement of operations and strategic plans, due to a variety of factors, including but not limited to:

•	Utilization of SmartStop Class A Common Stock as an efficient source of capital to complete the transaction;
•	Addition of a high quality portfolio of self storage assets already branded as SmartStop® Self Storage locations;
•	Addition to strategically important regions in the United States, including expansion in the state of Texas;
•	Further consolidation of our portfolio in high growth markets, including California, Florida, and the Greater Toronto Area of Ontario, Canada;
•	Lower leverage and lower cost of capital, given the new Credit Facility closed concurrently with the SST IV Merger;
•	Further economies of scale as well as other efficiencies, with additional properties in the aggregate and in certain markets; and
•	Improved positioning of the Company, including facilitating an eventual liquidity event, as a result of our increased size and scale.

We expect the SST IV Merger to be accretive to FFO, as adjusted as we continue to recognize a lower cost of capital, as the former SST IV properties reach higher levels of physical and economic occupancy and continued growth from the six joint venture properties in various stages of lease up and development.

Comparison of the Three Months Ended June 30, 2021 and 2020

Total Self Storage Revenues

Total self storage related revenues for the three months ended June 30, 2021 and 2020, were approximately $40.1 million and $26.1 million, respectively. The increase in total self storage revenues of approximately $14 million, or 54%, is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $7.4 million) and an increase in same-store revenues (approximately $5.3 million).

We expect self storage revenues to increase in future periods as the properties we acquired in the SSGT mergers, SST IV Merger, and other lease up properties continue to increase occupancy and rates, and we expect revenues will otherwise fluctuate depending on the overall economic environment, including the impact of COVID-19, and increased supply of self storage facilities from continued development.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended June 30, 2021 and 2020 was approximately $1.1 million and $1.9 million, respectively. The decrease in Managed REIT Platform revenue of approximately $0.8 million is primarily attributable to the SST IV Merger in March of 2021. We expect Managed REIT Platform Revenue to increase in future periods, as compared to the three months ended June 30, 2021, as our Managed REITs further expand their portfolios, generating additional property management and advisory fees.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2021 and 2020 were approximately $1.1 million and $1.5 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase as compared to the three months ended June 30, 2021, as the Managed REITs increase their operations and we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2021 and 2020 were approximately $12.5 million (or 31.1% of self storage revenue) and $9.2 million (or 35.2% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $3.3 million is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $2.4 million). We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended June 30, 2021 and 2020 were approximately $0.3 million and $1.0 million, respectively. Such expenses include expenses related to the Administrative Services Agreement (as discussed in Note 5, Self Administration Transaction, of the Notes to Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. Managed REIT Platform expenses decreased primarily due to a reduction in the level of services provided through the Administrative Services Agreement as a result of the suspension of the Managed REITs’ offerings.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2021 and 2020 were approximately $1.1 million and $1.5 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase as compared to the three months ended June 30, 2021, as the Managed REITs increase their operations and we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 and 2020 were approximately $6.8 million and $4.1 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors-related costs. The increase is primarily attributable to increased board of directors’ related costs, other professional costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2021 and 2020 were approximately $14.4 million and $11.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SST IV Merger.

Acquisition Expenses

Acquisition expenses for the three months ended June 30, 2021 and 2020 were approximately $30,000 and $100,000 respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended June 30, 2021 and 2020 reflects increases in the contingent earnout liability of approximately $0.4 million and $0.5 million, respectively. The change of $0.1 million was due to the determination that the liability had increased in value on a net basis based on an updated discounted probability weighted forecast of our projected assets under management (as defined in the Partnership Agreement, as amended) in the Managed REIT Platform during the three months ended June 30, 2021 as compared to a decrease for the three months ended June 30, 2020.

Gain on Sale of Real Estate

Gain on sale of real estate for the three months ended June 30, 2021 and 2020 was approximately $0.2 million and none, respectively. The gain was related to a sale of a parcel of excess land attached to the self storage facility we own in McKinney, Texas. The sale of this parcel did not affect the operations of our McKinney, Texas property.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended June 30, 2021 and 2020 were approximately $7.9 million and $8.3 million, respectively. The decrease of approximately $0.3 million is primarily attributable to lower rates on a year over year basis, partially offset by an increase in the average outstanding principal balance, primarily as a result of the SST IV Merger. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2021 and 2020 were approximately $0.5 million and $0.9 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Other

Other income (expense) was approximately $0.2 million of income for both the three months ended June 30, 2021 and the three months ended June 30, 2020. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting.

Same-Store Facility Results - Three Months Ended June 30, 2021 and 2020

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2020, excluding nine lease-up properties we owned as of January 1, 2020) for the three months ended June 30, 2021 and 2020. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities				Total
	2021	2020	% Change	2021		2020	% Change	2021		2020	% Change
Revenue (1)	$30,011,041	$24,702,072	21.5%	$10,120,699		$1,428,139	N/M	$40,131,740		$26,130,211	53.6%
Property operating expenses (2)	8,878,839	8,279,464	7.2%	3,601,130		915,579	N/M	12,479,969		9,195,043	35.7%
Property operating income	$21,132,202	$16,422,608	28.7%	$6,519,569		$512,560	N/M	$27,651,771		$16,935,168	63.3%
Number of facilities	103	103		36	(6)	9		139	(6)	112
Rentable square feet (3)	7,595,600	7,557,300		2,982,400		680,300		10,578,000	(6)	8,237,600
Average physical occupancy (4)	95.8%	89.7%		N/M		N/M		94.6%		88.1%
Annualized rent per occupied square foot (5)	$16.50	$14.38		N/M		N/M		$16.18		$14.12

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)

Of the total rentable square feet, parking represented approximately 937,000 square feet and 678,000 square feet as of June 30, 2021 and 2020, respectively. On a same-store basis, for the same periods, parking represented approximately 678,000 square feet.

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

(6)

Included in the non same-store data is a self storage facility consisting of approximately 84,000 square feet owned by SST VI OP for the period during which we consolidated their financial statements. As of June 30, 2021, we were no longer required to consolidate their financial statements.

Our same-store revenue increased by approximately $5.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to higher annualized rent per occupied square foot and increased occupancy.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended June 30,
	2021	2020
Net loss	$(1,310,838)	$(7,062,841)
Adjusted to exclude:
Managed REIT Platform revenue	(1,058,291)	(1,852,893)
Managed REIT Platform expenses	316,142	1,008,014
General and administrative	6,811,313	4,149,713
Depreciation	10,742,801	7,842,443
Intangible amortization expense	3,653,681	3,218,152
Acquisition expenses	30,448	97,221
Contingent earnout adjustment	400,000	500,000
Gain on sale of real estate	(178,631)	—
Interest expense	7,950,702	8,284,429
Interest expense – accretion of fair market value of secured debt	(31,250)	(32,892)
Interest expense – debt issuance costs	496,897	936,278
Other	(171,203)	(152,456)
Total property operating income	$27,651,771	$16,935,168

Comparison of the Six Months Ended June 30, 2021 and 2020

Total Self Storage Revenues

Total self storage related revenues for the six months ended June 30, 2021 and 2020, were approximately $71.2 million and $52.9 million, respectively. The increase in total self storage revenues of approximately $18.3 million, or 35%, is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $8.6 million) and increased same-store revenues (approximately $7.8 million).

We expect self storage revenues to increase in future periods as the properties we acquired in the SSGT mergers, SST IV Merger, and other lease up properties continue to increase occupancy and rates, and we expect revenues will otherwise fluctuate depending on the overall economic environment, including the impact of COVID-19, and increased supply of self storage facilities from continued development.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the six months ended June 30, 2021 and 2020 was approximately $3.3 million and $3.6 million, respectively. The decrease in Managed REIT Platform revenues of approximately $0.3 million is primarily attributable to the SST IV Merger in March of 2021. We expect Managed REIT Platform revenues to initially decrease in future periods as a result of the SST IV Merger as we will no longer receive fees from SST IV, and subsequently increase as our other Managed REITS grow their assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2021 and 2020 were approximately $2.3 million and $3.3 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to decrease initially as a result of the SST IV Merger, and subsequently increase as our remaining Managed REITs grow their assets under management.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2021 and 2020 were approximately $22.8 million (or 32.1% of self storage revenue) and $18.9 million (or 35.7% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $4.0 million is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $2.9 million). We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the six months ended June 30, 2021 and 2020 were approximately $0.6 million and $2.2 million, respectively. Such expenses include expenses related to the Administrative Services Agreement (as discussed in Note 5, Self Administration Transaction, of the Notes to Consolidated Financial Statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. Managed REIT Platform expenses decreased primarily due to a reduction in the level of services provided through the Administrative Services Agreement as a result of the suspension of the Managed REITs’ offerings.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2021 and 2020 were approximately $2.3 million and $3.3 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to decrease initially as a result of the SST IV Merger, and subsequently increase as our other Managed REITs grow their assets under management.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 and 2020 were approximately $11.6 million and $7.8 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors-related costs. The increase is primarily attributable to increased board of directors’ related costs, other professional costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2021 and 2020 were approximately $24.2 million and $22.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangibles acquired in the SST IV Merger.

Acquisition Expenses

Acquisition expenses for the six months ended June 30, 2021 and 2020 were approximately $0.3 million and $0.1 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy. The increase is primarily attributable to the acquisition costs incurred during 2021 related to the SST IV Merger.

Contingent Earnout Adjustment

The contingent earnout adjustments for the six months ended June 30, 2021 and 2020 reflects an increase in the contingent earnout liability of approximately $2.5 million and a reduction in the liability of approximately $6.7 million, respectively. The change of $9.2 million was due to the determination that the liability had increased in value on a net basis based on an updated discounted probability weighted forecast of our projected assets under management (as defined in the Partnership Agreement, as amended) in the Managed REIT Platform during the six months ended June 30, 2021 as compared to a decrease for the six months ended June 30, 2020.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets for the six months ended June 30, 2021 and 2020 was none and approximately $36.5 million, respectively. The impairment charge incurred in the first quarter of 2020 was the result of the impairment of certain intangible assets and goodwill associated with the Managed REIT Platform.

Impairment of Investments in Managed REITs

Impairment of investments in Managed REITs for the six months ended June 30, 2021 and 2020 was none and approximately $4.4 million, respectively. Certain of our equity investments in the Managed REITs derive their value from the potential to receive certain subordinated distributions based on certain performance criteria of the Managed REITs, and we determined in the first quarter of 2020 that those criteria were less likely to be met, causing a reduction in the fair value of the related equity investments. We determined that such reduction in fair value was other than temporary, therefore requiring the impairment charge recorded.

Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control

Write-off of assets related to preexisting relationships in SST IV upon the SST IV Merger for the six months ended June 30, 2021 and 2020 was approximately $8.4 million and none, respectively. Such expense represents the Company’s write-off of the SST IV special limited partnership interest we held in SST IV, which per the terms of the SST IV Merger, terminated without consideration, as well as the write-off of the intangible assets related to the SST IV advisory agreement and property management contracts due to the termination of such contracts with the SST IV Merger.

Gain on Sale of Real Estate

Gain on sale of real estate for the six months ended June 30, 2021 and 2020 was approximately $0.2 million and none, respectively. The gain was related to a sale of a parcel of excess land attached to the self storage facility we own in McKinney, Texas. The sale of this parcel did not affect the operations of our McKinney, Texas property.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the six months ended June 30, 2021 and 2020 were approximately $15.9 million and $16.6 million, respectively. The decrease of approximately $0.7 million is primarily attributable to lower rates on a year over year basis, partially offset by an increase in the average outstanding principal balance, primarily as a result of the SST IV Merger. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2021 and 2020 were approximately $1.2 million and $1.9 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the six months ended June 30, 2021 and 2020 were approximately $2.4 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to the write-off of unamortized debt issuance costs on loans that were paid off in connection with the new Credit Facility that was obtained in conjunction with the SST IV Merger.

Other

Other income (expense) for the six months ended June 30, 2021 and 2020 was approximately $1.6 million of income, as compared to approximately $2.7 million of income, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, and changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting. The change is primarily the result of a reduction in the deferred tax liabilities of approximately $1.9 million during the six months ended June 30, 2021 as a result of the write-off of the asset management and property management intangible assets, compared to a reduction in the deferred tax liabilities of approximately $3.0 million during the six months ended June 30, 2020 related to the intangible impairment noted above.

Same-Store Facility Results - Six months ended June 30, 2021 and 2020

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2020, excluding nine lease-up properties we owned as of January 1, 2020) for the six months ended June 30, 2021 and 2020. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities				Total
	2021	2020	% Change	2021		2020	% Change	2021		2020	% Change
Revenue (1)	$57,882,936	$50,107,107	15.5%	$13,309,676		$2,743,966	N/M	$71,192,612		$52,851,073	34.7%
Property operating expenses (2)	17,696,351	16,996,158	4.1%	5,126,899		1,873,911	N/M	22,823,250		18,870,069	20.9%
Property operating income	$40,186,585	$33,110,949	21.4%	$8,182,777		$870,055	N/M	$48,369,362		$33,981,004	42.3%
Number of facilities	103	103		36	(6)	9		139	(6)	112
Rentable square feet (3)	7,595,600	7,557,300		2,982,400		680,300		10,578,000	(6)	8,237,600
Average physical occupancy (4)	94.5%	89.2%		N/M		N/M		93.5%		87.4%
Annualized rent per occupied square foot (5)	$15.93	$14.63		N/M		N/M		$15.72		$14.40

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses. Property operating expenses for the six months ended June 30, 2020 also includes COVID-19 related costs, including specialized cleaning costs, the purchase of personal protective equipment, and bonuses to our store personnel, totaling approximately $0.5 million. On a same-store basis, COVID-19 related costs represented approximately $0.5 million of the total property operating expenses for the six months ended June 30, 2020.

(3)

Of the total rentable square feet, parking represented approximately 937,000 square feet and 678,000 square feet as of June 30, 2021 and 2020, respectively. On a same-store basis, for the same periods, parking represented approximately 678,000 square feet.

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
(6)

Included in the non same-store data is a self storage facility consisting of approximately 84,000 square feet owned by SST VI OP for the period during which we consolidated their financial statements. As of June 30, 2021, we were no longer required to consolidate their financial statements.

Our same-store revenue increased by approximately $7.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to higher annualized rent per occupied square foot and increased occupancy.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Six Months Ended June 30,
	2021	2020
Net loss	$(13,614,304)	$(44,806,422)
Adjusted to exclude:
Managed REIT Platform revenue	(3,346,031)	(3,636,680)
Managed REIT Platform expenses	636,032	2,182,823
General and administrative	11,564,302	7,817,660
Depreciation	19,286,728	15,559,114
Intangible amortization expense	4,913,228	6,887,783
Acquisition expenses	336,098	125,326
Contingent earnout adjustment	2,519,744	(6,700,000)
Impairment of goodwill and intangible assets	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Gain on sale of real estate	(178,631)	—
Interest expense	15,926,166	16,623,732
Interest expense – accretion of fair market value of secured debt	(63,116)	(65,549)
Interest expense – debt issuance costs	1,169,370	1,879,761
Net loss on extinguishment of debt	2,444,788	—
Other	(1,614,585)	(2,729,155)
Total property operating income	$48,369,362	$33,981,004

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

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net loss (attributable to common stockholders)	$(3,881,184)	$(8,491,421)	$(17,789,848)	$(43,565,372)
Add:
Depreciation of real estate	10,521,283	7,705,792	18,898,768	15,293,130
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	213,959	—	230,996	—
Amortization of real estate related intangible assets	3,441,144	2,170,465	4,003,229	4,343,030
Gain on deconsolidation	(169,533)	—	(169,533)	—
Gain on sale of real estate	(178,631)	—	(178,631)	—
Deduct:
Adjustment for noncontrolling interests	(1,500,869)	(1,305,577)	(2,616,924)	(2,603,208)
FFO (attributable to common stockholders)	8,446,169	79,259	2,378,057	(26,532,420)
Other Adjustments:
Intangible amortization expense - contracts(1)	212,537	1,047,687	909,999	2,544,753
Acquisition expenses(2)	30,448	97,221	336,098	125,326
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	107,388	—	107,388	—
Contingent earnout adjustment(3)	400,000	500,000	2,519,744	(6,700,000)
Impairment of goodwill and intangible assets(4)	—	—	—	36,465,732
Impairment of investments in Managed REITs(4)	—	—	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	—	8,389,573	—
Accretion of fair market value of secured debt(5)	(31,250)	(32,892)	(63,116)	(65,549)
Net loss on extinguishment of debt(6)	—	—	2,444,788	—
Foreign currency and interest rate derivative (gains) losses, net(7)	(643,547)	(57,676)	(425,549)	109,843
Adjustment of deferred tax liabilities(1)	(56,880)	(276,216)	(1,929,746)	(3,023,113)
Adjustment for noncontrolling interests	(1,784)	(168,680)	(1,435,079)	(4,488,613)
FFO, as adjusted (attributable to common stockholders)	$8,463,081	$1,188,703	$13,232,157	$2,812,838
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

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
Net cash flow provided by (used in):
Operating activities	$21,629,817	$14,177,573	$7,452,244
Investing activities	(98,333,499)	(7,418,525)	(90,914,974)
Financing activities	29,734,478	(17,044,229)	46,778,707

Cash flows provided by operating activities for the six months ended June 30, 2021 and 2020 were approximately $21.6 million and $14.2 million, respectively, an increase of approximately $7.5 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $12.3 million, offset by a decrease of approximately $4.8 million resulting from a change in working capital accounts.

Cash flows used in investing activities for the six months ended June 30, 2021 and 2020 were approximately $98.3 million and $7.4 million, respectively, an increase in the use of cash of approximately $90.9 million. The increase in cash used in investing activities primarily relates to the SST IV Merger and the acquisitions of Oakville III and Riverside III, all of which were completed during the six months ended June 30, 2021 as compared to only normal capital improvement and development activities with no acquisitions of real estate during the six months ended June 30, 2020.

Cash flows provided by (used in) financing activities for the six months ended June 30, 2021 and 2020 were approximately $29.7 million and ($17.0) million, respectively, a change of approximately $46.8 million. The change in financing activities is primarily attributable to the approximately $48.7 million of additional net debt proceeds during the six months ended June 30, 2021.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances, net cash provided from property operations and the Managed REIT Platform. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders. On March 17, 2021, we entered into a new debt facility (the “Credit Facility”). Pursuant to the Credit Facility, we now have the ability to draw on the facility to meet our liquidity needs.

COVID-19 initially caused significant volatility in the debt and equity markets and the continued and/or further impact will depend on future developments, which are highly uncertain.  While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

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

Common Stock Distributions

On June 23, 2021, our board of directors declared a distribution rate for the third quarter of 2021, of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on July 1, 2021 and continuing on each day thereafter through and including September 30, 2021. In connection with these distributions, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our common stockholders based on the record date selected by our board of directors. Such distributions are based on daily declaration and record dates. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
Distributions paid in cash — common stockholders	$11,798,066		$9,495,228
Distributions paid in cash — Operating Partnership unitholders	2,927,564		2,718,583
Distributions paid in cash — preferred stockholders	6,010,812		3,974,779
Distributions reinvested	8,849,845		7,990,892
Total distributions	$29,586,287		$24,179,482
Source of distributions
Cash flows provided by operations	$21,629,817	73%	$14,177,573	59%
Cash on hand	—	0%	2,011,017	8%
Offering proceeds from distribution reinvestment plan	7,956,470	27%	7,990,892	33%
Total sources	$29,586,287	100%	$24,179,482	100%

From our inception through June 30, 2021, we paid cumulative distributions of approximately $212 million, of which approximately $181 million were paid to common stockholders, as compared to cumulative FFO of approximately $5.0 million. For the six months ended June 30, 2021, we paid distributions of approximately $29.6 million, of which approximately $20.6 million were paid to common stockholders, as compared to FFO of approximately $2.4 million, which reflects a write-off of equity interest and preexisting relationships of approximately $8.4 million and acquisition related expenses of approximately $0.3 million. For the six months ended June 30, 2020, we paid distributions of approximately $24.2 million, as compared to FFO of approximately ($26.5) million, which reflects impairment of goodwill, intangible assets, and our investments in Managed REITs, net of deferred tax liability and contingent earnout adjustments, of approximately $31.1 million, and acquisition related expenses of approximately $125,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of June 30, 2021, our net debt was approximately $849 million, which included approximately $342 million in fixed rate debt, $511 million in variable rate debt and approximately $0.3 million in net debt premium less approximately $3.8 million in net debt issuance costs. See Note 6 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments due during the years ending December 31:
	Total	2021	2022-2023	2024-2025	Thereafter
Debt interest(1)	$132,757,854	$13,234,056	$51,447,200	$38,189,306	$29,887,292
Debt principal(2)	852,742,137	918,642	47,080,830	270,221,012	534,521,653
Total contractual obligations	$985,499,991	$14,152,698	$98,528,030	$308,410,318	$564,408,945

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2021. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2021.

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

As of June 30, 2021, our net debt was approximately $849 million, which included approximately $342 million in fixed rate debt, $511 million in variable rate debt and approximately $0.3 million in net debt premium less approximately $3.8 million in net debt issuance costs. As of December 31, 2020, our net debt was approximately $718 million, which included approximately $302 million in fixed rate debt, $420 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $4 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $2.5 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2021:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt	$918,642	$2,914,424	$3,384,151	$47,043,287	$2,869,187	$284,521,653	$341,651,344
Average interest rate(1)	4.50%	4.50%	4.50%	4.46%	4.38%	4.47%
Variable rate debt	$—	$—	$40,782,255	$220,308,538	$—	$250,000,000	$511,090,793
Average interest rate(1)	2.09%	2.09%	1.98%	1.92%	1.90%	1.90%

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2021.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”). Our existing foreign currency hedges mitigate most of our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party debt service costs related to our Canadian Properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss attributable to common stockholders of approximately $17.8 million for the six months ended June 30, 2021. Our accumulated deficit was approximately $159.2 million as of June 30, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)

Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended June 30, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 30, 2021	67,043	$10.40	67,043	2,913,777(1)
May 31, 2021	—	$—	—	2,913,777(1)
June 30, 2021	—	$—	—	2,913,777(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and six months ended June 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: August 13, 2021	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)