Form 10-Q
period 2021-09-30
SmartStop Self Storage REIT, Inc.
filed 2021-11-05
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, there were 76,874,399 outstanding shares of Class A common stock and 8,033,196 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate facilities:
Land	$395,335,230	$335,800,354
Buildings	1,100,318,293	810,480,845
Site improvements	77,793,874	63,821,383
	1,573,447,397	1,210,102,582
Accumulated depreciation	(145,213,522)	(115,903,045)
	1,428,233,875	1,094,199,537
Construction in process	1,718,223	1,761,303
Real estate facilities, net	1,429,952,098	1,095,960,840
Cash and cash equivalents	29,247,388	72,705,624
Restricted cash	8,491,787	7,952,052
Investments in unconsolidated real estate ventures (Note 4)	18,494,815	—
Investments in and advances to Managed REITs	12,332,654	15,624,389
Other assets, net	18,331,410	7,734,276
Intangible assets, net of accumulated amortization	17,472,470	12,406,427
Trademarks, net of accumulated amortization	16,088,235	16,194,118
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	2,049,573	—
Total assets	$1,606,103,761	$1,282,221,057
LIABILITIES AND EQUITY
Debt, net	$848,818,212	$717,952,233
Accounts payable and accrued liabilities	26,552,056	23,038,976
Due to affiliates	538,805	667,429
Distributions payable	8,135,131	6,650,317
Contingent earnout	20,600,000	28,600,000
Deferred tax liabilities	7,240,713	8,380,215
Total liabilities	911,884,917	785,289,170
Commitments and contingencies (Note 12)
Redeemable common stock	67,684,603	57,335,575
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively, with aggregate liquidation preferences of $203,150,685 and $202,928,620 at September 30, 2021 and December 31, 2020, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 76,856,872 and 52,660,402 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	76,857	52,661
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,027,159 and 7,903,911 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8,027	7,904
Additional paid-in capital	724,585,663	492,408,006
Distributions	(198,291,010)	(163,953,169)
Accumulated deficit	(161,445,849)	(141,444,880)
Accumulated other comprehensive loss	(1,189,529)	(3,834,228)
Total SmartStop Self Storage REIT, Inc. equity	363,744,159	183,236,294
Noncontrolling interests in our Operating Partnership	66,423,075	59,982,111
Other noncontrolling interests	10,900	21,800
Total noncontrolling interests	66,433,975	60,003,911
Total equity	430,178,134	243,240,205
Total liabilities and equity	$1,606,103,761	$1,282,221,057

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Self storage rental revenue	$40,695,622	$26,706,201	$108,303,763	$77,221,013
Ancillary operating revenue	2,007,411	1,431,952	5,591,882	3,768,213
Managed REIT Platform revenue	1,263,029	2,051,021	4,609,060	5,687,701
Reimbursable costs from Managed REITs	972,551	1,173,948	3,250,213	4,453,863
Total revenues	44,938,613	31,363,122	121,754,918	91,130,790
Operating expenses:
Property operating expenses	12,593,191	9,816,774	35,416,441	28,686,843
Managed REIT Platform expenses	587,704	329,280	1,223,736	2,512,103
Reimbursable costs from Managed REITs	972,551	1,173,948	3,250,213	4,453,863
General and administrative	5,232,950	4,012,072	16,797,252	11,829,732
Depreciation	10,748,337	8,003,587	30,035,065	23,562,701
Intangible amortization expense	3,710,736	1,587,899	8,623,964	8,475,682
Acquisition expenses	211,985	468,577	548,083	593,903
Contingent earnout adjustment	700,000	1,600,000	3,219,744	(5,100,000)
Impairment of goodwill and intangible assets	—	—	—	36,465,732
Impairment of investments in Managed REITs	—	—	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	—	8,389,573	—
Total operating expenses	34,757,454	26,992,137	107,504,071	115,857,438
Gain on sale of real estate	—	—	178,631	—
Income (loss) from operations	10,181,159	4,370,985	14,429,478	(24,726,648)
Other income (expense):
Interest expense	(7,818,311)	(8,093,476)	(23,744,477)	(24,717,208)
Interest expense – accretion of fair market value of secured debt	29,228	32,788	92,344	98,337
Interest expense – debt issuance costs	(499,132)	(952,479)	(1,668,502)	(2,832,240)
Net loss on extinguishment of debt	—	—	(2,444,788)	—
Other	(833,702)	185,685	780,883	2,914,840
Net income (loss)	1,059,242	(4,456,497)	(12,555,062)	(49,262,919)
Net (income) loss attributable to the noncontrolling interests in our Operating Partnership	(119,678)	585,360	1,903,408	6,550,455
Less: Distributions to preferred stockholders	(3,150,685)	(2,387,977)	(9,349,315)	(7,112,022)
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(2,211,121)	$(6,259,114)	$(20,000,969)	$(49,824,486)
Net loss per Class A share – basic and diluted	$(0.03)	$(0.10)	$(0.26)	$(0.84)
Net loss per Class T share – basic and diluted	$(0.03)	$(0.10)	$(0.26)	$(0.84)
Weighted average Class A shares outstanding – basic and diluted	76,407,968	52,019,749	69,674,568	51,654,459
Weighted average Class T shares outstanding – basic and diluted	8,003,062	7,827,572	7,964,237	7,776,909

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,059,242	$(4,456,497)	$(12,555,062)	$(49,262,919)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,395,240)	1,069,449	(744)	(1,538,451)
Foreign currency hedge contract gains (losses)	1,136,903	(988,609)	(266,809)	1,645,735
Interest rate swap and cap contract gains (losses)	1,034,813	1,293,513	3,254,316	(3,509,682)
Other comprehensive income (loss)	776,476	1,374,353	2,986,763	(3,402,398)
Comprehensive income (loss)	1,835,718	(3,082,144)	(9,568,299)	(52,665,317)
Comprehensive income (loss) attributable to noncontrolling interests:
Comprehensive (income) loss attributable to the noncontrolling interests in our Operating Partnership	(203,677)	404,742	1,561,344	7,005,492
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$1,632,041	$(2,677,402)	$(8,006,955)	$(45,659,825)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(28,822)	—	—	—	(28,822)	—	(28,822)	—	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	(46,456)	—
Changes to redeemable common stock	—	—	—	—	(3,979,539)	—	—	—	(3,979,539)	—	(3,979,539)	—	3,979,539
Redemptions of common stock	(42,040)	(42)	—	—	—	—	—	—	(42)	—	(42)	—	—
Issuance of restricted stock	47,842	48	—	—	—	—	—	—	48	—	48	—	—
Distributions	—	—	—	—	—	(8,668,726)	—	—	(8,668,726)	—	(8,668,726)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,799)	(1,356,799)	—	—
Issuance of shares for distribution reinvestment plan	322,411	322	50,046	50	3,979,167	—	—	—	3,979,539	—	3,979,539	—	—
Equity based compensation expense	—	—	—	—	219,603	—	—	—	219,603	—	219,603	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(35,073,951)	—	(35,073,951)	—	(35,073,951)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(5,031,652)	(5,031,652)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,959,904)	(3,959,904)	(607,216)	(4,567,120)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	3,959,594	3,959,594	607,201	4,566,795	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(4,747,520)	(4,747,520)	(728,029)	(5,475,549)	—	—
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2020	51,763,337	$51,763	7,749,939	$7,750	$491,623,649	$(137,311,513)	$(122,164,437)	$(6,703,165)	$225,504,047	$64,893,561	$290,397,608	$146,379,708	$47,370,901
Offering costs	—	—	—	—	(22)	—	—	—	(22)	—	(22)	—	—
Changes to redeemable common stock	—	—	—	—	(4,011,353)	—	—	—	(4,011,353)	—	(4,011,353)	—	4,011,353
Redemptions of common stock	(750)	(1)	—	—	—	—	—	—	(1)	—	(1)	—	(7,500)
Issuance of restricted stock	23,725	24	—	—	—	—	—	—	24	—	24	—	—
Distributions	—	—	—	—	—	(8,782,766)	—	—	(8,782,766)	—	(8,782,766)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,356,800)	(1,356,800)	—	—
Issuance of shares for distribution reinvestment plan	332,570	333	51,277	51	4,010,969	—	—	—	4,011,353	—	4,011,353	—	—
Equity based compensation expense	—	—	—	—	247,323	—	—	—	247,323	176,060	423,383	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(8,491,421)	—	(8,491,421)	—	(8,491,421)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(933,443)	(933,443)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,700,259	1,700,259	258,961	1,959,220	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(1,677,000)	(1,677,000)	(255,451)	(1,932,451)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	583,475	583,475	88,879	672,354	—	—
Balance as of June 30, 2020	52,118,882	$52,119	7,801,216	$7,801	$491,870,566	$(146,094,279)	$(130,655,858)	$(6,096,431)	$209,083,918	$62,871,767	$271,955,685	$146,379,708	$51,374,754

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2020	52,118,882	$52,119	7,801,216	$7,801	$491,870,566	$(146,094,279)	$(130,655,858)	$(6,096,431)	$209,083,918	$62,871,767	$271,955,685	$146,379,708	$51,374,754
Offering costs	—	—	—	—	(4,966)	—	—	—	(4,966)	—	(4,966)	—	—
Changes to redeemable common stock	—	—	—	—	(4,011,063)	—	—	—	(4,011,063)	—	(4,011,063)	—	4,011,063
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,269,644)
Distributions	—	—	—	—	—	(8,919,040)	—	—	(8,919,040)	—	(8,919,040)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,406,034)	(1,406,034)	—	—
Issuance of shares for distribution reinvestment plan	334,693	335	51,614	52	4,010,676	—	—	—	4,011,063	—	4,011,063	—	—
Equity based compensation expense	—	—	—	—	291,252	—	—	—	291,252	231,779	523,031	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(6,259,114)	—	(6,259,114)	—	(6,259,114)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(585,360)	(585,360)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	928,902	928,902	140,547	1,069,449	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(858,687)	(858,687)	(129,922)	(988,609)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	1,123,520	1,123,520	169,993	1,293,513	—	—
Balance as of September 30, 2020	52,453,575	$52,454	7,852,830	$7,853	$492,156,465	$(155,013,319)	$(136,914,972)	$(4,902,696)	$195,385,785	$61,292,770	$256,678,555	$146,379,708	$54,116,173

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	50,000	50,000	—	—
Issuance of common stock in connection with SST IV Merger	23,137,540	23,138	—	—	231,389,332	—	—	—	231,412,470	—	231,412,470	—	—
Offering costs	—	—	—	—	(150,000)	—	—	—	(150,000)	—	(150,000)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	11,219,744	11,219,744	—	—
Acquisition of noncontrolling interest related to the Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	(10,900)	(10,900)	—	—
Changes to redeemable common stock	—	—	—	—	(3,737,890)	—	—	—	(3,737,890)	—	(3,737,890)	—	3,737,890
Redemptions of common stock	(66,238)	(66)	(4,110)	(4)	—	—	—	—	(70)	—	(70)	—	(684,947)
Issuance of restricted stock	54,192	54	—	—	—	—	—	—	54	—	54	—	—
Distributions	—	—	—	—	—	(9,375,185)	—	—	(9,375,185)	—	(9,375,185)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,393,957)	(1,393,957)	—	—
Issuance of shares for distribution reinvestment plan	310,860	311	48,553	49	3,737,530	—	—	—	3,737,890	—	3,737,890	—	—
Equity based compensation expense	—	—	—	—	244,187	—	—	—	244,187	246,843	491,030	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(13,908,664)	—	(13,908,664)	—	(13,908,664)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(1,476,994)	(1,476,994)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	513,632	513,632	74,097	587,729	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(701,823)	(701,823)	(101,246)	(803,069)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	1,084,678	1,084,678	156,756	1,241,434	—	—
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518
See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	4,711,315	4,711,315	—	—
Offering costs of SST VI OP	—	—	—	—	—	—	—	—	—	(1,239,194)	(1,239,194)	—	—
Deconsolidation of SST VI OP	—	—	—	—	—	—	—	—	—	(3,170,238)	(3,170,238)	—	—
Offering costs	—	—	—	—	(11,478)	—	—	—	(11,478)	—	(11,478)	—	—
Changes to redeemable common stock	—	—	—	—	(5,111,955)	—	—	—	(5,111,955)	—	(5,111,955)	—	5,111,955
Redemptions of common stock	(47,973)	(48)	(19,070)	(19)	—	—	—	—	(67)	—	(67)	—	(1,472,369)
Issuance of restricted stock	24,000	24	—	—	—	—	—	—	24	—	24	—	—
Distributions	—	—	—	—	—	(12,471,352)	—	—	(12,471,352)	—	(12,471,352)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,586,551)	(1,586,551)	—	—
Issuance of shares for distribution reinvestment plan	443,498	443	49,667	49	5,111,463	—	—	—	5,111,955	—	5,111,955	—	—
Equity based compensation expense	—	—	—	—	413,776	—	—	—	413,776	385,923	799,699	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(3,881,184)	—	(3,881,184)	—	(3,881,184)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(546,092)	(546,092)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	719,064	719,064	87,703	806,767	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(535,452)	(535,452)	(65,191)	(600,643)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	872,123	872,123	105,946	978,069	—	—
Balance as of June 30, 2021	76,516,281	$76,517	7,978,951	$7,979	$724,292,971	$(185,799,706)	$(159,234,728)	$(1,882,006)	$377,461,027	$67,451,875	$444,912,902	$196,356,107	$64,028,104

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2021	76,516,281	$76,517	7,978,951	$7,979	$724,292,971	$(185,799,706)	$(159,234,728)	$(1,882,006)	$377,461,027	$67,451,875	$444,912,902	$196,356,107	$64,028,104
Changes to redeemable common stock	—	—	—	—	(5,388,138)	—	—	—	(5,388,138)	—	(5,388,138)	—	5,388,138
Redemptions of common stock	(127,686)	(128)	(1,722)	(2)	—	—	—	—	(130)	—	(130)	—	(1,731,639)
Distributions	—	—	—	—	—	(12,491,304)	—	—	(12,491,304)	—	(12,491,304)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,722,832)	(1,722,832)	—	—
Issuance of shares for distribution reinvestment plan	468,277	468	49,930	50	5,387,620	—	—	—	5,388,138	—	5,388,138	—	—
Equity based compensation expense	—	—	—	—	293,210	—	—	—	293,210	501,255	794,465	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(2,211,121)	—	(2,211,121)	—	(2,211,121)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	119,678	119,678	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,244,164)	(1,244,164)	(151,076)	(1,395,240)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	1,013,913	1,013,913	122,990	1,136,903	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	922,728	922,728	112,085	1,034,813	—	—
Balance as of September 30, 2021	76,856,872	$76,857	8,027,159	$8,027	$724,585,663	$(198,291,010)	$(161,445,849)	$(1,189,529)	$363,744,159	$66,433,975	$430,178,134	$196,356,107	$67,684,603

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,555,062)	$(49,262,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,659,029	32,038,383
Change in deferred tax liability	(2,220,688)	(3,299,330)
Accretion of fair market value adjustment of secured debt	(92,344)	(98,337)
Amortization of debt issuance costs	1,668,502	2,832,240
Equity based compensation expense	2,085,194	1,166,017
Contingent earnout adjustment	3,219,744	(5,100,000)
Impairment of goodwill and intangible assets	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879
Equity in loss of unconsolidated joint ventures	724,306	—
Unrealized foreign currency and derivative (gain) loss	(367,811)	163,216
Net loss on extinguishment of debt	2,444,788	—
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Gain on deconsolidation of SST VI OP	(169,533)	—
Gain on sale of real estate	(178,631)	—
Increase (decrease) in cash from changes in assets and liabilities, net of acquisitions:
Other assets, net	569,525	558,553
Accounts payable and accrued liabilities	2,559,848	3,077,198
Managed REITs receivables	(1,268,125)	(48,302)
Due to affiliates	(741,064)	(320,134)
Net cash provided by operating activities	42,727,251	22,549,196
Cash flows from investing activities:
SST IV Merger, net of cash acquired	(46,486,510)	—
Purchase of real estate	(47,073,530)	(612,892)
Additions to real estate	(7,048,576)	(11,761,393)
Investments in unconsolidated real estate entities, net	(5,228,372)	—
Deconsolidation of SST VI OP	(3,011,368)	—
Purchase of other investments	(1,967,476)	—
Deposits on acquisition of real estate	(1,118,818)	(148,367)
Net proceeds from the sale of real estate	256,237	—
Redemption of (investment in) preferred equity investment in SSGT II	13,500,000	(6,435,000)
Settlement of foreign currency hedges	(3,190,899)	398,951
Net cash used in investing activities	(101,369,312)	(18,558,701)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	271,675,995	338,466
Net proceeds from issuance of revolver debt	205,505,250	—
Repayment of non-revolver debt	(422,190,754)	—
Scheduled principal payments on non-revolver debt	(689,481)	(516,897)
Debt issuance costs	(5,367,981)	(4,494)
Debt defeasance costs	(525,417)	—
Preferred stock issuance costs	—	(46,457)
Offering costs	(641,374)	(519,456)
Redemption of common stock	(2,890,238)	(438,783)
Gross proceeds from issuance of equity in SST VI OP	4,015,815	—
Offering costs related to issuance of equity in SST VI OP	(373,067)	—
Distributions paid to preferred stockholders	(9,127,250)	(6,305,722)
Distributions paid to common stockholders	(18,996,252)	(14,311,105)
Distributions paid to noncontrolling interest in OP	(4,542,828)	(4,124,617)
Net cash provided by (used in) financing activities	15,852,418	(25,929,065)
Impact of foreign exchange rate changes on cash and restricted cash	(128,858)	(98,343)
Change in cash, cash equivalents, and restricted cash	(42,918,501)	(22,036,913)
Cash, cash equivalents, and restricted cash beginning of period	80,657,676	68,571,123
Cash, cash equivalents, and restricted cash end of period	$37,739,175	$46,534,210

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$23,445,112	$25,021,817
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$14,237,983	$12,001,955
Distributions payable	$8,135,131	$6,017,893
Deposits applied to the acquisition of unconsolidated real estate entities	$156,940	$—
Additions to real estate and construction in process included in accounts payable	$68,717	$250,172
Debt assumed in the SST IV Merger	$81,165,978	$—
Issuance of common stock in connection with the SST IV Merger	$231,412,470	$—
Redemption of common stock included in accounts payable and accrued liabilities	$1,731,639	$1,269,644
Conversion of A-2 Units into A-1 Units	$11,219,744	$—
Deposits applied to the purchase of real estate	$—	$200,000

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of September 30, 2021, we owned 138 self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, and Washington) and the Greater Toronto Area of Ontario, Canada.

As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) and Strategic Storage Trust VI, Inc., a private REIT (“SST VI”) (SSGT II, SST VI, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of, as of September 30, 2021, 15 properties and approximately 11,000 units and 1.2 million rentable square feet. Through our Managed REIT Platform (as defined below), we have the internal capability to originate, structure, and manage additional investment products.

The square footage, unit count, and occupancy percentage data and related disclosures included in these notes to the consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Significant Acquisitions and Transactions

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”). The JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities as of the merger date, jointly owned with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”).

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

New Credit Facility

On March 17, 2021, we, through SmartStop OP, L.P. (our “Operating Partnership”), entered into a credit facility with KeyBank, National Association as administrative agent, with an initial aggregate commitment of $500 million (the “Credit Facility”), which consisted of a $250 million revolving credit facility and a $250 million term loan. We used the initial draw proceeds of approximately $451 million primarily to pay off certain existing indebtedness as well as indebtedness of SST IV in connection with the SST IV Merger.

On October 7, 2021, we amended the Credit Facility to increase the commitments on the revolving credit facility by $200 million, to $450 million. As a result of this amendment, the aggregate commitment under the Credit Facility is now $700 million. See Note 6 – Debt, for additional information.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2021, we had sold approximately 6.5 million Class A Shares and approximately 1.0 million Class T Shares for approximately $68.2 million and $10.1 million, respectively, in our DRP Offering.

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Former Dealer Manager”), was responsible for marketing our shares offered pursuant to our Primary Offering. SmartStop Asset Management, LLC, our former sponsor (“SAM”), indirectly owns a 15% non-voting equity interest in our Former Dealer Manager. Now that our Primary Offering has terminated, our Former Dealer Manager no longer provides such services for us. However, we pay our Former Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold. Please see Note 10 – Related Party Transactions – Former Dealer Manager Agreement.

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

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is redeemed or repurchased in full.  See Note 7 – Preferred Equity, for additional information.

On October 19, 2021, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated net asset value per share of our common stock of $15.08 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2021.

As a result of the calculation of our estimated value per share, beginning in October 2021, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated net asset value per share of $15.08 for both Class A Shares and Class T Shares.

In connection with the determination of the estimated net asset value per share in October 2021, the redemption price under our share redemption program is equal to $15.08 for both Class A shares and Class T shares, effective beginning with redemption requests submitted during the third quarter of 2021. The share redemption program remains suspended other than for redemptions sought in connection with a stockholder’s death, qualifying disability, confinement to a long-term care facility or other exigent circumstances.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Other Corporate History

Our Operating Partnership was formed on January 9, 2013. During 2013, Strategic Storage Advisor II, LLC, our former external advisor (“Former External Advisor”) purchased limited partnership interests in our Operating Partnership for $200,000 and on August 2, 2013, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. See Note 5 – Self Administration Transaction, for additional information.

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

Our Operating Partnership owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of September 30, 2021, we owned approximately 89.2% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 10.8% of the common units are owned by certain members of our executive management team or indirectly by SAM and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (our “TRS”), or other taxable REIT subsidiaries which are directly or indirectly wholly-owned subsidiaries of our Operating Partnership.

COVID-19

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have adjusted to meet the needs of our customers and employees, while striving to create a safe environment at our properties and our corporate offices. The operational and financial impact associated with COVID-19 was most significant to our business in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020 and continuing into 2021. Future governmental orders causing restrictions on our business or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations. However, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

September 30, 2021

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

As of September 30, 2021, we were not a party to any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres acquired in the SST IV Merger, which are all accounted for under the equity method of accounting (see Note 4 for additional information), and our Tenant Programs joint venture with SSGT II and SST VI, which are consolidated.

As of December 31, 2020, we were also a party to and consolidated our Tenant Programs joint venture with SST IV, which became a wholly-owned entity as a result of the SST IV Merger.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of September 30, 2021 and December 31, 2020, we owned equity and debt investments with a carrying value of approximately $10.0 million and $15.1 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. We record the interest on the debt investments on the accrual basis and such income is included in other in our consolidated statements of operations.

Also included in Investments in and advances to Managed REITs as of September 30, 2021 are receivables from the Managed REITs of approximately $2.3 million. As of December 31, 2020, receivables from the Managed REITs approximated $0.5 million. For additional discussion, see Note 10 – Related Party Transactions.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership and the noncontrolling interests in our Tenant Programs joint ventures with SSGT II and SST VI in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

interests in the SSGT II and SST VI Tenant Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $20.8 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2021 and 2020, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2021 and 2020, our property acquisitions, including the SST IV Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the three months ended September 30, 2021 and 2020, we expensed approximately $210,000 and $470,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

During the nine months ended September 30, 2021 and 2020, we expensed approximately $550,000 and $595,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Purchase Price Allocation for the Acquisition of a Business

Should the initial accounting for an acquisition that meets the definition of a business be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our consolidated financial statements. We apply those measurement period adjustments in the period in which the provisional amounts are finalized.

As discussed in Note 5 – Self Administration Transaction, the Self Administration Transaction was an acquisition of a business.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2021 and 2020, no real property asset impairment losses were recognized.

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

See Note 5 – Self Administration Transaction, for additional information.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

As of September 30, 2021 and December 31, 2020, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of September 30, 2021 and December 31, 2020, approximately $0.4 million and $0.5 million, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2021, 2022, 2023, 2024, and thereafter is approximately $35,000, $140,000, $140,000, $70,000 and none, respectively.

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

September 30, 2021

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2021, the gross amount allocated to in-place lease intangibles was approximately $68.0 million and accumulated amortization of in-place lease intangibles totaled approximately $53.2 million. As of December 31, 2020, the gross amounts allocated to in-place lease intangibles were approximately $47.3 million and accumulated amortization of in-place lease intangibles totaled approximately $45.7 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2021, 2022, 2023, 2024, 2025 and thereafter is approximately $3.5 million, $10.0 million, $0.1 million, $0.1 million, $0.1 million, and $1.0 million, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

As of September 30, 2021, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $6.8 million and accumulated amortization of those intangibles totaled approximately $4.1 million. As of December 31, 2020, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Programs joint ventures was approximately $18.1 million and accumulated amortization of those intangibles totaled approximately $7.3 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is approximately $0.2 million, $0.7 million, $0.7 million, $0.7 million, and $0.3 million, respectively.

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

As of September 30, 2021, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $2.5 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.5 million. As of December 31, 2020, the gross amount of debt issuance costs related to our revolving credit facility totaled none, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled none.

As of September 30, 2021, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.2 million. As of December 31, 2020, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $12.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $7.9 million.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $3.6 million and a gain of approximately $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and represented a loss of approximately $3.9 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

During the nine months ended September 30, 2021, approximately 320,000 shares, or $3.9 million, were requested to be redeemed in accordance with our policies; $2.2 million of which were fulfilled in April and July 2021, and $1.7 million of which were included in accounts payable and accrued liabilities as of September 30, 2021, and fulfilled in October 2021.

For the year ended December 31, 2020, we received redemption requests in accordance with our policies totaling approximately $2.0 million (approximately 0.2 million shares), approximately $1.3 million of which were fulfilled during the year ended December 31, 2020, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2020 and fulfilled in January 2021.

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

September 30, 2021

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

September 30, 2021

(Unaudited)

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at September 30, 2021 and December 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$357,100,000	$341,590,867	$316,000,000	$301,988,969

As of September 30, 2021, and December 31, 2020, we had interest rate swaps, interest rate caps, and net investment hedges (See Notes 6 and 8). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.  Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2021, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

September 30, 2021

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. As of September 30, 2021, the net deferred tax liability of approximately $7.2 million was comprised of a deferred tax liability of approximately $0.6 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $6.6 million recorded at certain of our Canadian entities’ properties. The $6.6 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $10.0 million, net of a gross deferred tax asset of approximately $3.4 million.

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

The income tax benefit for the nine months ended September 30, 2021 and 2020 includes a deferred tax benefit of approximately $2.1 million and $3.1 million, respectively, and a current tax expense of approximately $0.1 million and 0.1, respectively.

The Company recorded a net combined foreign, federal, and state income tax benefit of approximately $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, which are included in other in our consolidated statements of operations. At September 30, 2021 and December 31, 2020, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2021 and December 31, 2020, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. As of November 4, 2021, the tax years 2017-2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of September 2021, approximately 21%, 21%, and 12% of our rental income was concentrated in California, Florida, and the Greater

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

Recently Issued Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." The new guidance simplifies the accounting for convertible instruments and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. Additionally, this standard amends the related earnings per share guidance. The guidance in ASU 2020-06 becomes effective for fiscal years beginning after December 15, 2021. The Company has evaluated and determined that there will be no material impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2021:

Real estate facilities
Balance at December 31, 2020	$1,210,102,582
Facilities acquired through merger with SST IV	324,344,636
Facility acquisitions	30,277,691
Impact of foreign exchange rate changes	(319,507)
Improvements and additions(1)	9,041,995
Other facility acquisitions(2)	15,689,143
Disposition due to deconsolidation(2)	(15,689,143)
Balance at September 30, 2021	$1,573,447,397
Accumulated depreciation
Balance at December 31, 2020	$(115,903,045)
Depreciation expense	(29,455,038)
Disposition due to deconsolidation(2)	62,466
Impact of foreign exchange rate changes	82,095
Balance at September 30, 2021	$(145,213,522)

(1)Included herein is an addition to our Riverview, Florida property of approximately $2.3 million, which added approximately 25,400 net rentable square feet and approximately 150 additional units, and opened in June of 2021. The remainder consists primarily of solar panel installations, LED lighting conversions, and other general capital improvements.

(2)Such activity represents the acquisition of a property completed by SST VI OP, which as of the acquisition date was consolidated within our consolidated financial statements. On May 1, 2021, we deconsolidated SST VI OP as we were no longer the primary beneficiary, which resulted in the removal of such facility from our consolidated balance sheet. Our investment in SST VI OP is now included within “Investments in and advances to managed REITs” within our consolidated balance sheet as of September 30, 2021.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Merger with Strategic Storage Trust IV, Inc.

On November 10, 2020, we, SST IV Merger Sub, LLC, a Maryland limited liability company and our wholly-owned subsidiary (“SST IV Merger Sub”), and SST IV entered into an agreement and plan of merger (the “SST IV Merger Agreement”). Pursuant to the terms and conditions set forth in the SST IV Merger Agreement, on March 17, 2021 (the “SST IV Merger Date”), we acquired SST IV by way of a merger of SST IV with and into SST IV Merger Sub, with SST IV Merger Sub being the surviving entity.

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

As a result of the SST IV Merger, we acquired all of the real estate owned by SST IV, consisting of 24 wholly-owned self storage facilities located across 9 states and 6 self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. As of the SST IV Merger Date, the real estate joint ventures consisted of three operating properties and three properties in various stages of development.

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

September 30, 2021

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

Self Storage Facility Acquisitions

On April 16, 2021, we purchased a self storage facility (the “Oakville III Property”) located in the Greater Toronto Area of Ontario, Canada. We acquired the Oakville III Property from an unaffiliated third party for a purchase price of approximately CAD $25.0 million, plus closing costs. Upon acquisition, the property was approximately 42% occupied.

On May 27, 2021, we purchased a self storage facility located in Riverside, California (the “Riverside III Property”). The purchase price for the Riverside III Property was approximately $10.7 million, plus closing costs. Upon acquisition, the property was approximately 95% occupied.

The following table summarizes the purchase price allocation for the real estate related assets acquired during the nine months ended September 30, 2021:

Acquisition	Acquisition Date	Real Estate Assets	Construction in Process	Investments in Real Estate Joint Ventures	Intangibles	Total(1)	2021 Revenue(2)	2021 Net Operating Income(2)(3)
SST IV Merger	3/17/2021	$324,344,636	$1,467,090	$17,495,254	$20,052,449	$363,359,429	$16,639,098	$11,371,421
Oakville III	4/16/2021	$20,061,046	$-	$-	$332,840	$20,393,886	$337,612	$147,672
Riverside III	5/27/2021	$10,216,645	$-	$-	$450,145	$10,666,790	$286,170	$188,706
(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
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

(3)	Net operating income excludes corporate general and administrative expenses, interest expenses, depreciation, amortization and acquisition related expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Potential Acquisitions

On September 27, 2021, one of our subsidiaries executed a purchase and sale agreement with a group of third parties unaffiliated with us for the acquisition of a portfolio consisting of: (i) existing operating self storage facilities, (ii) a self storage facility currently under construction, and (iii) a parcel of land (the “Toronto Portfolio”). The Toronto Portfolio is located in and around the Greater Toronto Area of Ontario, Canada. The purchase price for the Toronto Portfolio is approximately $158.7 million Canadian Dollars (“CAD”), plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Toronto Portfolio, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On September 29, 2021, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Bradenton, Florida (the “Bradenton Property”). The purchase price for the Bradenton Property is approximately $15.7 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Bradenton Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On October 26, 2021, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a parcel of land currently under development into a self storage facility that will include approximately 45,000 rentable square feet of storage space and approximately 11,000 square feet of boat/RV parking (the “Apopka Property”). The Apopka Property is located in the city of Apopka, Florida. The purchase price for the Apopka Property is approximately $11.6 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Apopka Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may assign certain of the above purchase and sale agreements in part or in full to one of our Managed REITs.

Acquisition Completed by SST VI OP and Other SST VI OP Events

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP.

On March 11, 2021, SST VI OP, through a wholly-owned subsidiary, used these funds, in part, to acquire its first self storage facility in Phoenix, Arizona for approximately $16 million. In connection with SST VI OP’s acquisition of the Phoenix property, we provided a $3.5 million mezzanine loan to a wholly-owned subsidiary of SST VI OP with an initial interest rate of 8.5% and term of six months; as well as a 180 day extension option which was exercised and increased the interest rate to 9.25% for the remainder of the term.

In addition to the mezzanine loan, SST VI financed the acquisition, in part, by obtaining a third party mortgage loan on the property of approximately $9 million, which had an initial interest rate of 3.5%, and a three year term, with two one year extension options.

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

On April 16, 2021, in connection with SST VI OP’s investment in a real estate joint venture property located in North York, Ontario Canada, we provided an additional $2.1 million mezzanine loan with similar terms as the mezzanine loan discussed above.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. The real estate joint ventures consist of three operating properties and three properties in various stages of development. These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land and develop and operate the properties as self storage facilities.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table summarizes our investments in unconsolidated real estate ventures:

JV Property	Location	Date Real Estate Venture Acquired Land	Date Real Estate Venture Became Operational	Equity Ownership %	Carrying Value of Investment as of September 30, 2021
Oshawa	Oshawa, Ontario	September 2018	July 2020	50%	$1,653,387
East York	East York, Ontario	January 2019	November 2020	50%	6,383,405
Brampton	Brampton, Ontario	September 2019	January 2021	50%	2,364,348
Vaughan	Vaughan, Ontario	August 2019	August 2021	50%	2,940,716
Scarborough	Scarborough, Ontario	August 2020	Under Development	50%	2,571,606
Kingspoint	Kingspoint, Ontario	February 2021	Under Development	50%	2,581,353
					$18,494,815

Financing Agreement

We, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships, also became party to a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available is approximately CAD $60 million, however, the SmartCentres Financing includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately CAD $120 million subject to certain conditions set forth in the MMCA. On August 18, 2021, the Kingspoint property was added to the MMCA, increasing the available capacity to approximately CAD $68.5 million. As of September 30, 2021, approximately CAD $62.6 million was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing will be used to finance the development and construction of the JV Properties.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties.  Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of September 30, 2021, the total interest rate was approximately 2.6%.

The SmartCentres Financing had an original maturity date of May 11, 2021. On April 30, 2021, the SmartCentres Financing was amended and the maturity date was extended until May 11, 2024, and contains two one year extension options. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. As of September 30, 2021, no such payments had commenced. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

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

As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV (until the SST IV Merger Date), SSGT II, and we acquired the internal capability to originate, structure

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

and manage additional future investment products which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary.

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

The conversion features of the Class A-2 Units are as follows: (A) the first time the aggregate incremental assets under management, as amended (“AUM”) (as defined in the Operating Partnership Agreement) of the Operating Partnership equals or exceeds $300,000,000, one-third of the Class A-2 Units will automatically convert into Class A-1 Units, (B) the first time the incremental AUM of the Operating Partnership equals or exceeds $500,000,000, an additional one-third of the Class A-2 Units will automatically convert into Class A-1 Units, and (C) the first time the incremental AUM equals or exceeds $700,000,000, the remaining one-third of the Class A-2 Units will automatically convert into Class A-1 Units (each an “Earnout Achievement Date”).  On each Earnout Achievement Date, the Class A-2 Units will automatically convert into Class A-1 Units based on an earnout exchange ratio, which is equal to $10.66 divided by the then current value of our Class A-1 Units, as provided in the Operating Partnership Agreement. On March 24, 2021, 1,094,434 Class A-2 Units held by SS OP Holdings were converted into 1,121,795 Class A-1 Units pursuant to the achievement of the first tier of earnout consideration.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

On October 19, 2021, the Nominating and Corporate Governance Committee of our board of directors and our board of directors approved resolutions providing that the denominator in the calculation of the earnout exchange ratio will be $10.66 (the value of the Class A common stock at the time of the Self Administration Transaction, pursuant to which the earnout was established) for the next 12 months, until October 19, 2022. Thereafter, the denominator in the calculation of the earnout exchange ratio will be as provided in the Operating Partnership Agreement.

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

September 30, 2021

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

The goodwill recognized was supported by several factors, including the Company becoming self-managed; additionally, the Managed REIT Platform business brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products.

The results of the acquisition have been included in our consolidated statements of operations since the closing date of the transaction.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

On March 24, 2021, we, as the general partner of our Operating Partnership, entered into Amendment No. 3 (the “Amendment”) to the Operating Partnership Agreement, to make certain revisions to Exhibit D (Description of Class A-2 Units) to the Operating Partnership Agreement.

The Amendment (i) revised the definition of “AUM” in connection with the earnout of the Class A-2 Units so that it (A) includes assets acquired by us and our affiliates and (B) includes 100% of any joint venture assets, rather than a pro rata percentage, and (ii) clarifies that the Class A-2 Units may be transferred after the two-year holding period.

On March 24, 2021, 1,094,434 Class A-2 Units held by SS OP Holdings, were converted into 1,121,795 Class A-1 Units pursuant to the achievement of the first tier of earnout consideration. The fair value of the contingent earnout liability was reduced as the Class A-2 Units were converted into Class A-1 Units in our Operating Partnership and the fair value of such units was reclassified to the noncontrolling interest in our Operating Partnership line in the equity section of our consolidated balance sheet.

As of September 30, 2021, pursuant to the revised definition of “AUM” as described above, we had added incremental assets under management of approximately $398 million, and the estimated fair value of the contingent earnout liability was approximately $20.6 million.

Note 6. Debt

The Company’s debt is summarized as follows:

Loan	September 30, 2021	December 31, 2020	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$94,870,683	$95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	45,931,091	46,427,994	5.31%	8/1/2024
Canadian CitiBank Loan(4)(10)	-	87,337,110
CMBS SASB Loan(5)(11)(10)	-	235,000,000
CMBS Loan(6)	104,000,000	104,000,000	5.00%	2/1/2029
Secured Loan(7) (8)(10)	-	85,512,000
Stoney Creek Loan(9)(10)	-	5,712,058
Torbarrie Loan(9)(10)	-	6,423,863
SST IV CMBS Loan	40,500,000	-	3.56%	2/1/2030
SST IV TCF Loan	40,782,500	-	3.75%	3/30/2023
Credit Facility Term Loan - USD(12)	250,000,000	-	1.88%	3/17/2026
Credit Facility Revolver - USD(12)	207,201,288	-	1.93%	3/17/2024
Oakville III BMO Loan(11)	12,783,875	-	2.66%	5/16/2024
Ladera Office Loan	4,035,891	4,099,152	4.29%	11/1/2026
Premium on secured debt, net	253,202	461,823
Debt issuance costs, net	(3,540,318)	(4,021,767)
Total debt	$848,818,212	$717,952,233

(1)

This fixed rate loan encumbers 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II) with monthly interest only payments until September 2021, at which time both interest and principal payments became due monthly. The separate assets of these encumbered properties are not available to pay our other debts.

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

September 30, 2021

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

(8)

This loan had an $85.5 million interest rate swap that effectively fixed the interest rate on the Secured Loan at 5.1% until August 1, 2020. To continue hedging our interest rate risk related to this loan, we purchased an interest rate cap on August 3, 2020 with a notional amount of $80 million that effectively capped LIBOR at 0.5% through August 2, 2021.

(9)

This variable rate loan bore interest at a rate of 1.95% plus Royal Bank of Canada Prime Rate, which was approximately 2.45% as of December 31, 2020, and in no event would the total interest rate have fallen below 4.65% per annum. The amounts shown above are in USD based on the foreign exchange rate in effect as of December 31, 2020.

(10)	On March 17, 2021, these loans were paid off in full in conjunction with the SST IV Merger, and an aggregate net loss on extinguishment of debt of approximately $2.4 million was recorded.
(11)	The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.
(12)	For additional information regarding the Credit Facility, see below.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2021 was approximately 3.04%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of September 30, 2021, we were in compliance with all such covenants.

Credit Facility

On March 17, 2021, we, through our Operating Partnership (the “Borrower”), entered into a credit facility with KeyBank, National Association, as administrative agent, KeyBanc Capital Markets, LLC, Wells Fargo Securities, Citibank, N.A., and BMO Capital Markets, as joint book runners and joint lead arrangers, and certain other lenders party thereto (the “Credit Facility”).

The initial aggregate amount of the Credit Facility was $500 million, which consisted of a $250 million revolving credit facility (the “Credit Facility Revolver”) and a $250 million term loan (the “Credit Facility Term Loan”). The Borrower had the right to increase the amount available under the Credit Facility by an additional $350 million (the “Accordion Feature”), for an aggregate amount of $850 million, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the Credit Facility Revolver. Borrowings under the Credit Facility may be in either U.S. dollars (each, a “US Borrowing”) or Canadian dollars (each, a “CAD Borrowing”). Upon the closing of the Credit Facility, the Borrower immediately made the following drawdowns: (i) under the Credit Facility Revolver (A) $199 million in USD Borrowings and (B) CAD $2.5 million in CAD Borrowings (approximately $2 million equivalent in U.S. dollars), and (ii) under the Credit Facility Term Loan (A) $150 million in USD Borrowings and (B) CAD $124.7 million in CAD Borrowings (approximately $100 million equivalent in U.S. dollars), for an aggregate amount of approximately $451 million. We used the initial proceeds primarily to pay off certain existing indebtedness as well as indebtedness of SST IV in connection with the SST IV Merger.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Amounts borrowed under the Credit Facility Revolver and Credit Facility Term Loan bear interest based on both the type of borrowing (either ABR Loans or Eurodollar Loans, each as defined in the Credit Facility), as well as the currency of the borrowing. ABR Loans bear interest at the lesser of (x) the alternate base rate plus the applicable rate, or (y) the maximum rate. Eurodollar Loans bear interest at the lesser of (a) the adjusted LIBO rate or CDOR rate (depending on whether the loan is a US Borrowing or a CAD Borrowing, respectively) for the interest period in effect plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate varies depending on the type of borrowing and our consolidated leverage ratio. As of September 30, 2021, advances under the Credit Facility Term Loan bear interest at 180 basis points over 30-day LIBOR or 30-day CDOR, while advances under the Credit Facility Revolver bear interest at 185 basis points over 30-day LIBOR or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

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

On March 30, 2021, we paid down $15 million in USD borrowings on the Credit Facility Revolver, and on April 16, 2021 and May 25, 2021, we made US Borrowing draws of $4.5 million and $15 million, respectively, on the Credit Facility Revolver. Additionally, on May 3, 2021, we converted all of our CAD Borrowings to USD Borrowings.  As of September 30, 2021, we had an aggregate of approximately $457.2 million outstanding on the Credit Facility, all of which was in USD Borrowings.

On October 7, 2021, the Borrower and lenders who were party to the Credit Facility amended the Credit Facility to increase the commitment on the Credit Facility Revolver by $200 million for a total commitment of $450 million. In connection with the increased commitments, additional lenders were added to the Credit Facility. The commitments on the Credit Facility Term Loan remain unchanged. As a result of this amendment, the aggregate commitment on the Credit Facility is now $700 million. In addition, the Accordion Feature was also amended such that Borrower has the right to increase the aggregate amount of the Credit Facility by an additional $350 million, for an aggregate amount of up to $1.05 billion, subject to certain conditions.

As of October 15, 2021, the Borrower has borrowed approximately $227 million of the $450 million current capacity of the Credit Facility Revolver and all $250 million of the $250 million current capacity of the Credit Facility Term Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

The interest rate on the SST IV TCF Loan is equal to the greater of (i) 3.75% per annum or (ii) an adjustable annual rate equal to LIBOR plus 3.00%. Upon achievement of certain financial conditions, the interest rate will be equal to the greater of (i) 3.50% per annum or (ii) an adjustable annual rate equal to LIBOR plus 2.50%. As of September 30, 2021, the interest rate on the SST IV TCF Loan was 3.75%. In connection with the SST IV Merger, we also assumed an interest rate cap with a notional amount of $30.5 million, such that in no event will LIBOR exceed 0.75% thereon through May 2022.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2021:

2021	$605,061
2022	2,914,430
2023	44,166,657
2024	267,028,340
2025	2,869,187
2026 and thereafter	534,521,653
Total payments	852,105,328
Premium on secured debt, net	253,202
Debt issuance costs, net	(3,540,318)
Total	$848,818,212

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

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Preferred Stock will be entitled to receive a payment equal to the greater of (i) aggregate purchase price of all outstanding Preferred Shares, plus any accrued and unpaid dividends (the “Liquidation Amount”) and (ii) the amount that would have been payable had the Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to such liquidation.

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

September 30, 2021

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

As of September 30, 2021, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions. As of December 31, 2020, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $202.9 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $2.9 million of accumulated and unpaid distributions.

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

We do not use interest rate derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) within our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The following table summarizes the terms of our derivative financial instruments as of September 30, 2021:

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

A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss), the other portion, a gain of approximately $3.1 million and $3.8 million related to the portion that is not designated for hedge accounting, is recorded in other income (expense) within our consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

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

September 30, 2021

(Unaudited)

(1)	Notional amount shown is denominated in CAD.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2021	December 31, 2020
Interest Rate Swaps
Accounts payable and accrued liabilities	$1,501,310	$4,379,424
Foreign Currency Hedges
Other assets	$4,720,605	$—
Accounts payable and accrued liabilities	—	3,270,910

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended September 30, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$40,695,622	$—	$—	$40,695,622
Ancillary operating revenue	2,007,411	—	—	2,007,411
Managed REIT Platform revenue	—	1,263,029	—	1,263,029
Reimbursable costs from Managed REITs	—	972,551	—	972,551
Total revenues	42,703,033	2,235,580	—	44,938,613
Operating expenses:
Property operating expenses	12,593,191	—	—	12,593,191
Managed REIT Platform expense	—	587,704	—	587,704
Reimbursable costs from Managed REITs	—	972,551	—	972,551
General and administrative	—	—	5,232,950	5,232,950
Depreciation	10,561,402	—	186,935	10,748,337
Intangible amortization expense	3,495,615	215,121	—	3,710,736
Acquisition expenses	211,985	—	—	211,985
Contingent earnout adjustment	—	700,000	—	700,000
Total operating expenses	26,862,193	2,475,376	5,419,885	34,757,454
Income (loss) from operations	15,840,840	(239,796)	(5,419,885)	10,181,159
Other income (expense):
Interest expense	(7,759,485)	—	(58,826)	(7,818,311)
Interest expense – accretion of fair market value of secured debt	29,228	—	—	29,228
Interest expense – debt issuance costs	(499,132)	—	—	(499,132)
Other	(536,428)	(11,340)	(285,934)	(833,702)
Net income (loss)	$7,075,023	$(251,136)	$(5,764,645)	$1,059,242

	Nine Months Ended September 30, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$108,303,763	$—	$—	$108,303,763
Ancillary operating revenue	5,591,882	—	—	5,591,882
Managed REIT Platform revenue	—	4,609,060	—	4,609,060
Reimbursable costs from Managed REITs	—	3,250,213	—	3,250,213
Total revenues	113,895,645	7,859,273	—	121,754,918
Operating expenses:
Property operating expenses	35,416,441	—	—	35,416,441
Managed REIT Platform expense	—	1,223,736	—	1,223,736
Reimbursable costs from Managed REITs	—	3,250,213	—	3,250,213
General and administrative	—	—	16,797,252	16,797,252
Depreciation	29,483,726	—	551,339	30,035,065
Intangible amortization expense	7,550,981	1,072,983	—	8,623,964
Acquisition expenses	548,083	—	—	548,083
Contingent earnout adjustment	—	3,219,744	—	3,219,744
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	72,999,231	17,156,249	17,348,591	107,504,071
Gain on sale of real estate	178,631	—	—	178,631
Income (loss) from operations	41,075,045	(9,296,976)	(17,348,591)	14,429,478
Other income (expense):
Interest expense	(23,612,271)	—	(132,206)	(23,744,477)
Interest expense – accretion of fair market value of secured debt	92,344	—	—	92,344
Interest expense – debt issuance costs	(1,668,502)	—	—	(1,668,502)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Other	(110,879)	1,761,763	(870,001)	780,883
Net income (loss)	$13,330,949	$(7,535,213)	$(18,350,798)	$(12,555,062)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	Three Months Ended September 30, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$26,706,201	$—	$—	$26,706,201
Ancillary operating revenue	1,431,952	—	—	1,431,952
Managed REIT Platform revenue	—	2,051,021	—	2,051,021
Reimbursable costs from Managed REITs	—	1,173,948	—	1,173,948
Total revenues	28,138,153	3,224,969	—	31,363,122
Operating expenses:
Property operating expenses	9,816,774	—	—	9,816,774
Managed REIT Platform expense	—	329,280	—	329,280
Reimbursable costs from Managed REITs	—	1,173,948	—	1,173,948
General and administrative	—	—	4,012,072	4,012,072
Depreciation	7,863,351	—	140,236	8,003,587
Intangible amortization expense	561,601	1,026,298	—	1,587,899
Acquisition expenses	468,577	—	—	468,577
Contingent earnout adjustment	—	1,600,000	—	1,600,000
Total operating expenses	18,710,303	4,129,526	4,152,308	26,992,137
Income (loss) from operations	9,427,850	(904,557)	(4,152,308)	4,370,985
Other income (expense):
Interest expense	(8,048,225)	—	(45,251)	(8,093,476)
Interest expense – accretion of fair market value of secured debt	32,788	—	—	32,788
Interest expense – debt issuance costs	(950,120)	—	(2,359)	(952,479)
Other	(139,829)	325,514	—	185,685
Net income (loss)	$322,464	$(579,043)	$(4,199,918)	$(4,456,497)

	Nine Months Ended September 30, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$77,221,013	$—	$—	$77,221,013
Ancillary operating revenue	3,768,213	—	—	3,768,213
Managed REIT Platform revenue	—	5,687,701	—	5,687,701
Reimbursable costs from Managed REITs	—	4,453,863	—	4,453,863
Total revenues	80,989,226	10,141,564	—	91,130,790
Operating expenses:
Property operating expenses	28,686,843	—	—	28,686,843
Managed REIT Platform expense	—	2,512,103	—	2,512,103
Reimbursable costs from Managed REITs	—	4,453,863	—	4,453,863
General and administrative	—	—	11,829,732	11,829,732
Depreciation	23,185,178	—	377,523	23,562,701
Intangible amortization expense	4,950,285	3,525,397	—	8,475,682
Acquisition expenses	593,903	—	—	593,903
Contingent earnout adjustment	—	(5,100,000)	—	(5,100,000)
Impairment of goodwill and intangible assets	—	36,465,732	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879	—	4,376,879
Total operating expenses	57,416,209	46,233,974	12,207,255	115,857,438
Income (loss) from operations	23,573,017	(36,092,410)	(12,207,255)	(24,726,648)
Other income (expense):
Interest expense	(24,581,790)	—	(135,418)	(24,717,208)
Interest expense – accretion of fair market value of secured debt	98,337	—	—	98,337
Interest expense – debt issuance costs	(2,825,162)	—	(7,078)	(2,832,240)
Other	(544,296)	3,312,206	146,930	2,914,840
Net loss	$(4,279,894)	$(32,780,204)	$(12,202,821)	$(49,262,919)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table summarizes our total assets by segment:

Segments	September 30, 2021		December 31, 2020
Self Storage(1)	$1,534,628,097	(1)	$1,172,178,148	(1)
Managed REIT Platform(1)	24,762,699	(1)	44,482,625	(1)
Corporate and Other	46,712,965		65,560,284
Total assets	$1,606,103,761		$1,282,221,057

(1)

Included in the assets of the Self Storage and the Managed REIT Platform segments as of September 30, 2021, are approximately $49.8 million and $3.9 million of goodwill, respectively. As of December 31, 2020, such amounts were approximately $45.3 million and $8.4 million of goodwill, respectively.

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

September 30, 2021

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2020 and the nine months ended September 30, 2021, as well as any related amounts payable as of December 31, 2020 and September 30, 2021:

	Year Ended December 31, 2020			Nine Months Ended September 30, 2021
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$525,108	$489,108	$36,000	$607,592	$598,592	$45,000
Additional paid-in capital
Transfer Agent fees	—	—	—	150,000	150,000	—
Stockholder servicing fee(1)	—	645,911	631,429	—	478,603	152,826
Stockholder servicing fee - SST IV(2)	—	—	—	1,155,887	814,908	340,979
Total	$525,108	$1,135,019	$667,429	$1,913,479	$2,042,103	$538,805

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

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor IV, LLC, the advisor to SST IV (the “SST IV Advisor”), SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), and Strategic Storage Advisor VI, LLC, the advisor to SST VI (the “SST VI Advisor”) are or were entitled to receive various fees and expense reimbursements under the terms of the SST IV, SSGT II, and SST VI advisory agreements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

SST IV Advisory Agreement

The SST IV Advisor provided acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”) to SST IV up until the SST IV Merger on March 17, 2021.

Effective April 30, 2020, SST IV suspended its offering due to various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of their dealer manager agreement. SST IV’s public offering terminated on September 11, 2020.

The SST IV Advisor received a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of SST IV’s aggregate asset value, as defined. The SST IV Advisor was potentially also entitled to various subordinated distributions under SST IV’s operating partnership agreement pursuant to the special limited partnership interest and its cash flow participation distribution rights if SST IV (1) listed its shares of common stock on a national exchange, (2) terminated the SST IV Advisory Agreement, (3) liquidated its portfolio, or (4) entered into an Extraordinary Transaction, as defined in the SST IV operating partnership agreement.

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

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SST IV Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, as noted above, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $1.3 million, and recorded such adjustment as other income within the other line-item in our consolidated statements of operations.

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

Pursuant to SSGT II’s operating partnership agreement if SSGT II (1) lists its shares of common stock on a national exchange, (2) terminates the SSGT II Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SSGT II operating partnership agreement, the SSGT II Advisor may potentially be entitled to various subordinated distributions.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which is the result of the difference between the GAAP carrying value of the SST IV property management contracts and their carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible assets, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $0.5 million, and recorded such adjustment as other income within the other line-item in our consolidated statement of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
Managed REIT Platform Revenues	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Advisory agreement – SST IV(1)	$—	$813,052	$716,278	$2,358,906
Advisory agreement – SSGT II	462,178	281,839	1,383,298	788,932
Advisory agreement – SST VI	59,290	—	87,335	—
Property management agreement – SST IV(1)	—	367,256	346,179	1,039,753
Property management agreement – SSGT II	202,523	90,069	499,085	241,624
Property management agreement – SST VI	30,515	—	46,908	—
Tenant Program revenue – SST IV(2)	—	252,885	285,959	610,635
Tenant Program revenue – SSGT II	158,798	73,011	425,009	152,624
Tenant Program revenue – SST VI	56,259	—	88,496	—
Other Managed REIT revenue(3)	293,466	172,909	730,513	495,227
Total Managed REIT Platform Revenue	$1,263,029	$2,051,021	$4,609,060	$5,687,701

(1)On March 17, 2021, we acquired SST IV and no longer earn such fees.

(2)	On March 17, 2021, we acquired SST IV and such revenue is now included in ancillary operating revenue in our consolidated statements of operations.
(3)	Such revenues primarily include construction management, development fees, acquisition fees, and other miscellaneous revenues.

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

As of September 30, 2021 and December 31, 2020 we had receivables due from the Managed REITs totaling approximately $2.3 million and $0.6 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

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

September 30, 2021

(Unaudited)

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

On January 21, 2021, SSGT II redeemed the remaining $13.5 million of our outstanding SSGT II Preferred Units.

As of September 30, 2021 and December 31, 2020, we were potentially required to purchase an additional $7.5 million in SSGT II Preferred Units.

For the three and nine months ended September 30, 2021, we recorded income related to the SSGT II Preferred Units totaling none and approximately $0.1 million, which is recorded within the Other line item in our consolidated statements of operations.

Administrative Services Agreement

For the three and nine months ended September 30, 2021, we incurred fees payable to SAM under the Administrative Services Agreement of approximately $365,000, and $380,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations. For the three and nine months ended September 30, 2020, we incurred fees payable to SAM under the Administrative Services Agreement of approximately $82,000, and $1.9 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $155,000 and $420,000 during the three and nine months ended September 30, 2021, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations. We recorded reimbursements from SAM of approximately $60,000 and $340,000 during the three and nine months ended September 30, 2020, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations.

As of September 30, 2021 and December 31, 2020, a payable of approximately $7,000 and a receivable of approximately $50,000 was due from SAM related to the Administrative Services Agreement, respectively.

Note 11. Equity Based Compensation

We issue equity based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through September 30, 2021, we have issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through March 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020, the Compensation Committee of the Board of Directors approved additional awards for our executive officers, which include (1) performance based awards, and (2) time based awards. For both such awards, the recipient could choose either LTIP Units or restricted stock consisting of shares of our common stock.

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

September 30, 2021

(Unaudited)

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

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	265,806	$9.53	—	$—
Granted	72,383	$9.78	214,521	$9.09
Vested	(82,351)	$9.55	(53,630)	$9.09
Forfeited	(6,567)	$9.78	—	$—
Unvested at December 31, 2020	249,271	$9.58	160,891	$9.09
Granted	78,192	$9.85	222,581	$9.30
Vested	(104,595)	$9.64	-	$—
Forfeited	(2,189)	$9.78	-	$—
Unvested at September 30, 2021	220,679	$9.64	383,472	$9.21

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

Recipients of performance based restricted stock accrue distributions during the performance period, and such distributions will only be payable on the date that any such shares of restricted stock vest, based upon the performance level attained. Recipients of performance based LTIP Units are issued LTIP Units at 200% of the targeted award and are entitled to receive distributions and allocations of profits and losses with respect to the performance based LTIP Units as of the effective date of each award in an amount equal to 10% of the distributions and allocations available to such LTIP Units, until the Distribution Participation Date (as defined in the Operating Partnership Agreement). The remaining 90% of distributions will accrue and will be payable on the Distribution Participation Date based upon the performance level attained and number of performance based LTIP Units that vest. Following the Distribution Participation Date, recipients will be entitled to receive the full amount of distributions and allocations of profits and losses with respect to the vested performance-based LTIP Units, such amount being equivalent to distributions declared and paid on our Class A Shares.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIP Units
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	—	$—	—	$—
Granted	5,752	$9.78	130,638	$9.09
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—
Unvested at December 31, 2020	5,752	$9.78	130,638	$9.09
Granted	—	$—	148,387	$9.30
Vested	—	$—	—	$—
Forfeited	—	$—	(11,918)	$9.09
Unvested at September 30, 2021	5,752	$9.78	267,107	$9.21

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

LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes. The profits interests’ characteristics of the LTIP Units mean that initially they will not be treated as economically equivalent in value to a common unit and the issuance of LTIP Units will not be a taxable event to the Operating Partnership or the recipient. If and when certain events occur pursuant to applicable tax regulations and in accordance with the Operating Partnership Agreement, LTIP Units may become economically equivalent to common units of limited partnership interest of our Operating Partnership on a one-for-one basis.

As of September 30, 2021, 7,342,685 shares of stock were available for issuance under the Plan.

We recorded approximately $0.8 million and $2.0 million of equity based compensation expense in general and administrative expense during the three and nine months ended September 30, 2021, respectively, compared to approximately $0.5 million and $1.2 million during the three and nine months ended September 30, 2020, respectively.  We recorded approximately $20,000 and $60,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, compared to none during the three and nine months ended September 30, 2020. As of September 30, 2021, there was approximately $5.3 million of total unrecognized compensation expense related to non-vested equity awards. Such cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

September 30, 2021

(Unaudited)

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

Note 12. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our distribution reinvestment plan is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on October 19, 2021, beginning in October 2021, shares sold pursuant to our distribution reinvestment plan were and will continue to be sold at our new estimated value per share of $15.08 per Class A Share and Class T Share.

On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”).  We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of September 30, 2021, we had sold approximately 6.5 million Class A Shares and approximately 1.0 million Class T Shares through our DRP Offering.

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

On August 20, 2020, our board of directors determined that it would be in the best interests of the Company to amend the terms of the SRP to revise the redemption price per share for all redemptions under the SRP to be equal to the most recently published estimated net asset value per share of the applicable share class (the “SRP Amendment”). Prior to the SRP Amendment, the redemption amount was the lesser of the amount the stockholders paid for their shares or the price per share in the current offering. On October 19, 2021, we declared a new estimated net asset value per share and the redemption price under our SRP immediately changed to $15.08 (our current estimated net asset value per share).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

During the nine months ended September 30, 2021, we received redemption requests totaling approximately $3.9 million (approximately 0.3 million shares), of which approximately $2.2 million were fulfilled in April and July 2021. The remainder (approximately $1.7 million) were included in accounts payable and accrued liabilities as of September 30, 2021 and fulfilled in October 2021.

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

Note 13. Declaration of Distributions

On September 23, 2021, our board of directors declared a distribution rate for the fourth quarter of 2021 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2021 and ending December 31, 2021. Such distributions payable to each stockholder of record during a month will be paid the following month.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 14. Selected Quarterly Data

The following is a summary of quarterly financial information for the periods shown below:

	Three months ended
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Total revenues	$31,363,122	$32,893,573	$34,564,655	$42,251,650	$44,938,613
Total operating expenses	$26,992,137	$29,307,135	$37,250,644	$35,495,973	$34,757,454
Income (loss) from operations	$4,370,985	$3,586,438	$(2,685,989)	$6,934,308	$10,181,159
Net income (loss)	$(4,456,497)	$(1,943,884)	$(12,303,466)	$(1,310,838)	$1,059,242
Net loss attributable to common stockholders	$(6,259,114)	$(4,529,908)	$(13,908,664)	$(3,881,184)	$(2,211,121)
Net loss per Class A Share-basic and diluted	$(0.10)	$(0.08)	$(0.22)	$(0.05)	$(0.03)
Net loss per Class T Share-basic and diluted	$(0.10)	$(0.08)	$(0.22)	$(0.05)	$(0.03)

Note 15. Subsequent Events

On October 7, 2021 we amended our Credit Facility to increase the commitment on the Credit Facility Revolver by $200 million, for a total commitment of $450 million. See Note 6 – Debt, for additional information.

On October 15, 2021, we borrowed an additional $20.0 million on the Credit Facility Revolver, which was primarily used to acquire the Lakewood Property (defined below).

Acquisition of Lakewood Property

On October 19, 2021, we purchased a self storage facility (the “Lakewood Property”) located in Lakewood, Colorado. We acquired the Lakewood Property from an unaffiliated third party for a purchase price of approximately $17.5 million, plus closing costs. Upon acquisition, the Lakewood Property was approximately 91% occupied.

New Estimated Net Asset Value Per Share and Other

On October 19, 2021, our board of directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously approved and established an estimated net asset value per share of $15.08 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2021.

We provide the estimated net asset value per share to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231, with respect to customer account statements. This valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued in April 2013 (the “IPA Valuation Guidelines”). Our board of directors previously approved an estimated value per share of our Class A Shares and Class T Shares of $10.40 as of December 31, 2019.

The price per share pursuant to our DRP is equal to the estimated net asset value per share approved by the board and in effect on the date of purchase of shares under the DRP. In connection with the determination of the estimated net asset value per share, the board approved a share price for the purchase of shares under the DRP equal to the estimated net asset value per share of $15.08 for both Class A shares and Class T shares, to be effective for distribution payments being paid beginning in October 2021.

The redemption price for share repurchases under the SRP is equal to the most recently published estimated net asset value of the applicable share class. In connection with the determination of the net asset value per share approved on October 19, 2021, the redemption price under the SRP is equal to $15.08 for both Class A shares and Class T shares, effective beginning with redemption requests submitted during the third quarter of 2021, which were redeemed in October 2021. The

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

SRP remains suspended other than for redemptions sought in connection with a stockholder’s death, qualifying disability, confinement to a long-term care facility or other exigent circumstances.

Also on October 19, 2021, the Nominating and Corporate Governance Committee of our board of directors and our board of directors approved resolutions providing that the denominator in the calculation of the earnout exchange ratio will be $10.66 (the value of the Class A common stock at the time of the Self Administration Transaction, pursuant to which the earnout was established) for the next 12 months, until October 19, 2022. Thereafter the denominator in the calculation of the earnout exchange ratio will be as provided in the Operating Partnership Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of September 30, 2021, we wholly-owned 138 operating self storage properties located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia and Washington) and Ontario, Canada (the Greater Toronto Area) comprising approximately 90,000 units and 10.5 million net rentable square feet, as well as 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area. Our unconsolidated real estate ventures consist of four operating self storage properties and two parcels of land in various stages of development into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities.

As discussed herein, as of September 30, 2021, we, through our subsidiaries, serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), and Strategic Storage Trust VI, Inc., a private REIT focused on acquiring income and growth self storage properties (“SST VI”), and operate properties owned by SSGT II and SST VI, consisting of 15 properties and approximately 11,000 units and 1.2 million square feet.

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”).  As a result of the Self Administration Transaction, we became self-managed and the sponsor of Strategic Storage Trust IV, Inc. (“SST IV”), a public non-traded REIT (collectively with SSGT II and SST VI, the “Managed REITs”). In addition, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”). See Note 5 – Self Administration Transaction and Note 10 – Related Party Transactions of the notes to the consolidated financial statements for additional information.

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

SST IV Merger

On November 10, 2020, we entered into a merger agreement with Strategic Storage Trust IV, Inc., pursuant to which SST IV would merge with and into our wholly-owned subsidiary (the “SST IV Merger”). The SST IV Merger was approved by SST IV’s stockholders on March 10, 2021, and was completed on March 17, 2021.

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

On October 7, 2021, we amended the Credit Facility to increase the commitment on the Credit Facility revolver by $200 million for a total commitment of $450 million. In connection with the increased commitments, additional lenders were added to the Credit Facility. The commitments on the Credit Facility term loan remain unchanged. As a result of this amendment, the aggregate commitment on the Credit Facility is now $700 million. In addition, the accordion feature was also amended such that we have the right to increase the aggregate amount of the Credit Facility by an additional $350 million, for an aggregate amount of up to $1.05 billion, subject to certain conditions.

As of September 30, 2021, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.6%	94.1%	0.9%
Arizona	3	2,540	265,000	2.5%	96.4%	2.2%
California	27	17,190	1,824,700	17.5%	95.8%	21.2%
Colorado	6	3,240	349,000	3.3%	96.0%	2.8%
Florida	22	17,010	2,049,800	19.6%	95.9%	21.4%
Illinois	5	2,880	315,600	3.0%	95.8%	2.4%
Indiana	2	1,030	112,700	1.1%	94.1%	0.7%
Massachusetts	1	840	93,200	0.9%	97.2%	1.8%
Maryland	2	1,610	169,500	1.6%	96.5%	1.7%
Michigan	4	2,220	266,100	2.5%	96.8%	2.2%
North Carolina	19	9,190	1,192,400	11.4%	96.0%	8.8%
New Jersey	2	2,350	205,100	1.4%	93.0%	2.4%
Nevada	8	6,210	757,100	7.3%	96.3%	6.9%
Ohio	5	2,310	279,700	2.7%	94.9%	1.7%
South Carolina	3	1,940	246,000	2.4%	95.9%	1.8%
Texas	11	6,320	844,600	8.1%	95.9%	6.6%
Virginia	1	830	71,100	0.7%	94.5%	0.9%
Washington	3	1,680	196,600	1.9%	94.4%	2.0%
Ontario, Canada	13	10,610	1,092,300	10.5%	92.8%	11.5%
Total	138	91,090	10,493,800	100%	95.5%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 3,100 units).
(2)	Includes all rentable square feet, consisting of storage units and parking (approximately 940,000 square feet).
(3)	Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of September 30, 2021.
(4)

Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended September 30, 2021.

Additionally, we own our office located at 10 Terrace Rd, Ladera Ranch, California (the “Ladera Office”) which houses our corporate headquarters.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our consolidated financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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

See Note 5 – Self Administration Transaction of the consolidated financial statements contained within this report for additional information.

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

See Note 5 – Self Administration Transaction of the consolidated financial statements contained within this report for additional information.

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

See Note 5 – Self Administration Transaction of the consolidated financial statements contained within this report for additional information.

Contingent Earnout Valuation

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which is required to be revalued at each reporting period, based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event (both as defined in Note 5 – Self Administration Transaction in the Notes to the consolidated financial statements).

Estimated Useful Lives of Real Property Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

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

Consolidation of Investments in Joint Ventures

We evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the joint venture entities included in our consolidated financial statements may vary based on the estimates and assumptions we use.

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

The challenges associated with the COVID-19 pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive continued growth in self storage demand through the third quarter of 2021.

As rental activity, occupancy levels, and rental rates recovered during the second half of 2020 and through the third quarter of 2021, our financial performance has continued to improve. Same-store and overall results are expected to normalize over the coming quarters as the comparable periods change.

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

As of September 30, 2021 and 2020, we wholly-owned 138 and 112 operating self storage facilities, respectively. Our operating results for the three months ended September 30, 2021 include full quarter results for 138 self storage facilities. Our operating results for the three months ended September 30, 2020 include full quarter results for 112 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Our operating results for the nine months ended September 30, 2021 include nine months of results for 112 self storage facilities and partial period results for 26 operating self storage facilities acquired during the nine months ended September 30, 2021. Our operating results for the nine months ended September 30, 2020 include a full nine months of results for 111 operating self storage facilities and partial period results for one operating property that completed development and was placed in service during the nine months ended September 30, 2020. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

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

SST IV Merger

On March 17, 2021, we acquired SST IV by way of merger. Through the SST IV Merger, we acquired 24 operating self storage facilities and six real estate joint ventures. The 24 former SST IV operating properties had an aggregate physical occupancy of 89.1%, 92.6%, 96.1%, and 95.6% as of December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021, respectively.

We expect the SST IV Merger to continue to have a positive impact in the short term and long term on our statement of operations and strategic plans, due to a variety of factors, including but not limited to:

•	Utilization of our Class A Common Stock as an efficient source of capital to complete the transaction;
•	Addition of a high quality portfolio of self storage assets already branded as SmartStop® Self Storage locations;
•	Addition to strategically important regions in the United States, including expansion in the state of Texas;
•	Further consolidation of our portfolio in high growth markets, including California, Florida, and the Greater Toronto Area of Ontario, Canada;
•	Lower leverage and lower cost of capital, given the new Credit Facility closed concurrently with the SST IV Merger;
•	Further economies of scale as well as other efficiencies, with additional properties in the aggregate and in certain markets; and
•	Improved positioning of the Company, including facilitating an eventual liquidity event, as a result of our increased size and scale.

We expect the SST IV Merger to be accretive to FFO, as adjusted as we continue to recognize a lower cost of capital, as the former SST IV properties reach higher levels of physical and economic occupancy and continued growth from the six joint venture properties in various stages of lease up and development.

Comparison of the Three Months Ended September 30, 2021 and 2020

Total Self Storage Revenues

Total self storage related revenues for the three months ended September 30, 2021 and 2020 were approximately $42.7 million and $28.1 million, respectively. The increase in total self storage revenues of approximately $14.6 million, or approximately 52%, is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $8.1 million) and an increase in same-store revenues (approximately $5.1 million, or approximately 19%).

We expect self storage revenues to increase in future periods as the properties we acquired in the SSGT mergers, SST IV Merger, and other lease up properties continue to increase occupancy and/or rates, and we expect revenues will otherwise fluctuate depending on the overall economic environment, including the impact of COVID-19, and increased supply of self storage facilities from continued development.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended September 30, 2021 and 2020 was approximately $1.3 million and $2.1 million, respectively. The decrease in Managed REIT Platform revenue of approximately $0.8 million is primarily attributable to the SST IV Merger in March of 2021. We expect Managed REIT Platform Revenue to increase in future periods, as compared to the three months ended September 30, 2021, as our Managed REITs further expand their portfolios, generating additional property management and advisory fees.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2021 and 2020 were approximately $1.0 million and $1.2 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase as compared to the three months ended September 30, 2021, as the Managed REITs increase their operations and we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2021 and 2020 were approximately $12.6 million (or 29.5% of self storage revenue) and $9.8 million (or 34.9% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.8 million is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $2.4 million). We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended September 30, 2021 and 2020 were approximately $0.6 million and $0.3 million, respectively. Such expenses include expenses related to the Administrative Services Agreement (as discussed in Note 5 – Self Administration Transaction, of the notes to consolidated financial statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform. Managed REIT Platform expenses increased primarily due to an increase in costs as a result of the suspension of the Managed REITs’ offerings in 2020, and the commencement of a new offering for SST VI in March of 2021.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2021 and 2020 were approximately $1.0 million and $1.2 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to increase as compared to the three months ended September 30, 2021, as the Managed REITs increase their operations and we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 and 2020 were approximately $5.2 million and $4.0 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors-related costs. The increase is primarily attributable to increased board of directors’ related costs, other professional costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2021 and 2020 were approximately $14.5 million and $9.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SST IV Merger.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2021 and 2020 were approximately $0.2 million and $0.5 million respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended September 30, 2021 and 2020 reflects increases in the contingent earnout liability of approximately $0.7 million and $1.6 million, respectively. The contingent earnout adjustment reflects the change in the liability on a net basis based on an updated discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended) in the Managed REIT Platform.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the three months ended September 30, 2021 and 2020 were approximately $7.8 million and $8.1 million, respectively. The decrease of approximately $0.3 million is primarily attributable to lower rates on a year over year basis, partially offset by an increase in the average outstanding principal balance, primarily as a result of the SST IV Merger. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2021 and 2020 were approximately $0.5 million and $1.0 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Other

Other income (expense) for the three months ended September 30, 2021 and 2020 were approximately ($0.8) million of expense, and $0.2 million of income, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and equity in earnings attributable to our unconsolidated joint ventures.

Same-Store Facility Results - Three Months Ended September 30, 2021 and 2020

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2020, excluding nine lease-up properties we owned as of January 1, 2020) for the three months ended September 30, 2021 and 2020. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Revenue (1)	$31,556,940	$26,419,911	19.4%	$11,146,093	$1,718,242	N/M	$42,703,033	$28,138,153	51.8%
Property operating expenses (2)	9,027,676	8,827,519	2.3%	3,565,515	989,255	N/M	12,593,191	9,816,774	28.3%
Net operating income	$22,529,264	$17,592,392	28.1%	$7,580,578	$728,987	N/M	$30,109,842	$18,321,379	64.3%
Number of facilities	103	103		35	9		138	112
Rentable square feet (3)	7,595,600	7,557,300		2,898,200	680,300		10,493,800	8,237,600
Average physical occupancy (4)	95.9%	91.7%		N/M	N/M		95.6%	90.9%
Annualized rent per occupied square foot (5)	$16.92	$14.67		N/M	N/M		$16.67	$14.39

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)	Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.

(3)

Of the total rentable square feet, parking represented approximately 940,000 square feet and 680,000 square feet as of September 30, 2021 and 2020, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.

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

Our same-store revenue increased by approximately $5.1 million or approximately 19% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to higher annualized rent per occupied square foot as well as increased occupancy.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Three Months Ended September 30,
	2021	2020
Net income (loss)	$1,059,242	$(4,456,497)
Adjusted to exclude:
Managed REIT Platform revenue	(1,263,029)	(2,051,021)
Managed REIT Platform expenses	587,704	329,280
General and administrative	5,232,950	4,012,072
Depreciation	10,748,337	8,003,587
Intangible amortization expense	3,710,736	1,587,899
Acquisition expenses	211,985	468,577
Contingent earnout adjustment	700,000	1,600,000
Gain on sale of real estate	—	—
Interest expense	7,818,311	8,093,476
Interest expense – accretion of fair market value of secured debt	(29,228)	(32,788)
Interest expense – debt issuance costs	499,132	952,479
Other	833,702	(185,685)
Total net operating income	$30,109,842	$18,321,379

Comparison of the Nine Months Ended September 30, 2021 and 2020

Total Self Storage Revenues

Total self storage related revenues for the nine months ended September 30, 2021 and 2020, were approximately $113.9 million and $81.0 million, respectively. The increase in total self storage revenues of approximately $32.9 million, or 41%, is partly attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $16.6 million) and increased same-store revenues (approximately $12.9 million or 16.9%).

We expect self storage revenues to increase in future periods as the properties we acquired in the SSGT mergers, SST IV Merger, and other lease up properties continue to increase occupancy and/or rates, and we expect revenues will otherwise fluctuate depending on the overall economic environment, including the impact of COVID-19, and increased supply of self storage facilities from continued development.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the nine months ended September 30, 2021 and 2020 was approximately $4.6 million and $5.7 million, respectively. The decrease in Managed REIT Platform revenues of approximately $1.1 million is primarily attributable to the SST IV Merger in March of 2021. We expect Managed REIT Platform revenues to initially decrease in future periods as a result of the SST IV Merger as we will no longer receive fees from SST IV, and subsequently increase as our other Managed REITs grow their assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2021 and 2020 were approximately $3.3 million and $4.5 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to decrease initially as a result of the SST IV Merger, and subsequently increase as our remaining Managed REITs grow their assets under management.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2021 and 2020 were approximately $35.4 million (or 31.1% of self storage revenue) and $28.7 million (or 35.4% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $6.7 million is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $5.3 million). We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the nine months ended September 30, 2021 and 2020 were approximately $1.2 million and $2.5 million, respectively. Such expenses include expenses related to the Administrative Services Agreement (as discussed in Note 5 – Self Administration Transaction, of the notes to consolidated financial statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019. Managed REIT Platform expenses decreased primarily due to a reduction in the level of services provided through the Administrative Services Agreement as a result of the suspension of the Managed REITs’ offerings, and the commencement of a new offering for SST VI in March of 2021.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2021 and 2020 were approximately $3.3 million and $4.5 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to decrease initially as a result of the SST IV Merger, and subsequently increase as our other Managed REITs grow their assets under management.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 and 2020 were approximately $16.8 million and $11.8 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors-related costs. The increase is primarily attributable to increased board of directors’ related costs, other professional costs, compensation-related expenses and the impact of the SST IV Merger. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2021 and 2020 were approximately $38.7 million and $32.0 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangibles acquired in the SST IV Merger.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2021 and 2020 were approximately $0.5 million and $0.6 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the nine months ended September 30, 2021 and 2020 reflects an expense or increase in the contingent earnout liability of approximately $3.2 million, and a decrease of the contingent earn out liability of approximately $5.1 million, respectively. The change of $8.3 million was due to the determination that the liability had increased in value on a net basis based on an updated discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended) in the Managed REIT Platform during the nine months ended September 30, 2021 as compared to a decrease for the nine months ended September 30, 2020.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets for the nine months ended September 30, 2021 and 2020 was none and approximately $36.5 million, respectively. The impairment charge incurred in the first quarter of 2020 was the result of the impairment of certain intangible assets and goodwill associated with the Managed REIT Platform.

Impairment of Investments in Managed REITs

Impairment of investments in Managed REITs for the nine months ended September 30, 2021 and 2020 was none and approximately $4.4 million, respectively. Certain of our equity investments in the Managed REITs derive their value from the potential to receive certain subordinated distributions based on certain performance criteria of the Managed REITs, and we determined in the first quarter of 2020 that those criteria were less likely to be met, causing a reduction in the fair value of the related equity investments. We determined that such reduction in fair value was other than temporary, therefore requiring the impairment charge recorded.

Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control

Write-off of equity interest and preexisting relationships in SST IV upon the SST IV Merger for the nine months ended September 30, 2021 and 2020 was approximately $8.4 million and none, respectively. Such expense represents the Company’s write-off of the SST IV special limited partnership interest we held in SST IV, which per the terms of the SST IV Merger, terminated without consideration, as well as the write-off of the intangible assets related to the SST IV advisory agreement and property management contracts due to the termination of such contracts with the SST IV Merger.

Gain on Sale of Real Estate

Gain on sale of real estate for the nine months ended September 30, 2021 and 2020 was approximately $0.2 million and none, respectively. The gain was related to a sale of a parcel of excess land attached to the self storage facility we own in McKinney, Texas. The sale of this parcel did not affect the operations of our McKinney, Texas property.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the nine months ended September 30, 2021 and 2020 were approximately $23.7 million and $24.6 million, respectively. The decrease of approximately $1.0 million is primarily attributable to lower rates on a year over year basis, partially offset by an increase in the average outstanding principal balance, primarily as a result of the SST IV Merger. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2021 and 2020 were approximately $1.7 million and $2.8 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the nine months ended September 30, 2021 and 2020 were approximately $2.4 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to the write-off of unamortized debt issuance costs on loans that were paid off in connection with the new Credit Facility that was obtained in conjunction with the SST IV Merger.

Other

Other income for the nine months ended September 30, 2021 and 2020 was approximately $0.8 million and approximately $2.9 million, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and equity in earnings attributable to our unconsolidated joint ventures. The change is primarily the difference between a decrease in the deferred tax liabilities of approximately $2.2 million during the nine months ended September 30, 2021 as a result of the write-off of the asset management and property management intangible assets in connection with the SST IV Merger, compared to a reduction in the deferred tax liabilities of approximately $3.3 million during the nine months ended September 30, 2020 related to the intangible impairments in 2020, noted above, and additional equity method losses recorded related to SST VI and our SmartCentres joint ventures in 2021.

Same-Store Facility Results - Nine months ended September 30, 2021 and 2020

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2020, excluding nine lease-up properties we owned as of January 1, 2020) for the nine months ended September 30, 2021 and 2020. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities				Total
	2021	2020	% Change	2021		2020	% Change	2021		2020	% Change
Revenue (1)	$89,439,876	$76,527,018	16.9%	$24,455,769		$4,462,208	N/M	$113,895,645		$80,989,226	40.6%
Property operating expenses (2)	26,724,027	25,823,677	3.5%	8,692,414		2,863,166	N/M	35,416,441		28,686,843	23.5%
Net operating income	$62,715,849	$50,703,341	23.7%	$15,763,355		$1,599,042	N/M	$78,479,204		$52,302,383	50.0%
Number of facilities	103	103		36	(6)	9		139	(6)	112
Rentable square feet (3)	7,595,600	7,557,300		2,982,400		680,300		10,578,000	(6)	8,237,600
Average physical occupancy (4)	94.9%	90.1%		N/M		N/M		94.1%		88.6%
Annualized rent per occupied square foot (5)	$16.11	$14.66		N/M		N/M		$15.89		$14.40

N/M Not meaningful

(1)	Revenue includes rental revenue, Tenant Programs revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses. Property operating expenses for the nine months ended September 30, 2020 also includes COVID-19 related costs, including specialized cleaning costs, the purchase of personal protective equipment, and bonuses to our store personnel, totaling approximately $0.6 million. On a same-store basis, COVID-19 related costs represented approximately $0.5 million of the total property operating expenses for the nine months ended September 30, 2020.

(3)

Of the total rentable square feet, parking represented approximately 940,000 square feet and 680,000 square feet as of September 30, 2021 and 2020, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.

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
(6)	Included in the non same-store data is a self storage facility consisting of approximately 84,000 square feet owned by SST VI OP, which was consolidated for approximately three months in 2021.

Our same-store revenue increased by approximately $12.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to higher annualized rent per occupied square foot and increased occupancy.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Nine Months Ended September 30,
	2021	2020
Net loss	$(12,555,062)	$(49,262,919)
Adjusted to exclude:
Managed REIT Platform revenue	(4,609,060)	(5,687,701)
Managed REIT Platform expenses	1,223,736	2,512,103
General and administrative	16,797,252	11,829,732
Depreciation	30,035,065	23,562,701
Intangible amortization expense	8,623,964	8,475,682
Acquisition expenses	548,083	593,903
Contingent earnout adjustment	3,219,744	(5,100,000)
Impairment of goodwill and intangible assets	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Gain on sale of real estate	(178,631)	—
Interest expense	23,744,477	24,717,208
Interest expense – accretion of fair market value of secured debt	(92,344)	(98,337)
Interest expense – debt issuance costs	1,668,502	2,832,240
Net loss on extinguishment of debt	2,444,788	—
Other	(780,883)	(2,914,840)
Total net operating income	$78,479,204	$52,302,383

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, adjustments of deferred tax liabilities, realized and unrealized gains/losses on foreign exchange transactions, and gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, which we believe are not indicative of the Company’s overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time and makes our results more comparable period to period and to other REITs, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature.  FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

Presentation of FFO and FFO, as adjusted, is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and FFO, as adjusted, the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and FFO, as adjusted, are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and FFO, as adjusted, should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) and should be reviewed in conjunction with other measurements as an indication of our performance.

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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net loss (attributable to common stockholders)	$(2,211,121)	$(6,259,114)	$(20,000,969)	$(49,824,486)
Add:
Depreciation of real estate	10,556,270	7,843,237	29,455,038	23,136,367
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	256,233	—	487,229	—
Amortization of real estate related intangible assets	3,469,777	537,179	7,473,006	4,880,209
Gain on deconsolidation	—	—	(169,533)	—
Gain on sale of real estate	—	—	(178,631)	—
Deduct:
Adjustment for noncontrolling interests	(1,545,084)	(1,101,471)	(4,162,008)	(3,704,678)
FFO (attributable to common stockholders)	10,526,075	1,019,831	12,904,132	(25,512,588)
Other Adjustments:
Intangible amortization expense - contracts(1)	240,959	1,050,720	1,150,958	3,595,473
Acquisition expenses(2)	211,985	468,577	548,083	593,903
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	27,767	—	135,155	—
Contingent earnout adjustment(3)	700,000	1,600,000	3,219,744	(5,100,000)
Impairment of goodwill and intangible assets(4)	—	—	—	36,465,732
Impairment of investments in Managed REITs(4)	—	—	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	—	8,389,573	—
Accretion of fair market value of secured debt(5)	(29,228)	(32,788)	(92,344)	(98,337)
Net loss on extinguishment of debt(6)	—	—	2,444,788	—
Foreign currency and interest rate derivative losses, net(7)	536,428	53,503	110,879	163,346
Adjustment of deferred tax liabilities(1)	(290,942)	(276,216)	(2,220,688)	(3,299,329)
Adjustment for noncontrolling interests	(151,463)	(375,841)	(1,586,543)	(4,864,455)
FFO, as adjusted (attributable to common stockholders)	$11,771,581	$3,507,786	$25,003,737	$6,320,624
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

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
Net cash flow provided by (used in):
Operating activities	$42,727,251	$22,549,196	$20,178,055
Investing activities	(101,369,312)	(18,558,701)	(82,810,611)
Financing activities	15,852,418	(25,929,065)	41,781,483

Cash flows provided by operating activities for the nine months ended September 30, 2021 and 2020 were approximately $42.7 million and $22.5 million, respectively, an increase of approximately $20.2 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $22.3 million, offset by a decrease of approximately $2.1 million resulting from a change in working capital accounts.

Cash flows used in investing activities for the nine months ended September 30, 2021 and 2020 were approximately $101.4 million and $18.6 million, respectively, an increase in the use of cash of approximately $82.8 million. The increase in cash used in investing activities primarily relates to the SST IV Merger and the acquisitions of Oakville III and Riverside III, all of which were completed during the nine months ended September 30, 2021 as compared to only normal capital improvement and development activities with no self storage acquisitions during the nine months ended September 30, 2020.

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2021 and 2020 were approximately $15.9 million and ($25.9) million, respectively, a change of approximately $41.8 million. The change in financing activities is primarily attributable to the approximately $49.1 million of additional net debt proceeds during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing. On March 17, 2021, we entered into a new debt facility (the “Credit Facility”), which was further expanded in October 2021. As a result of the increased capacity on the Credit Facility, we have additional operational flexibility and are better positioned to take advantage of additional opportunities, while meeting our liquidity needs.

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

Common Stock Distributions

On September 23, 2021, our board of directors declared a distribution rate for the fourth quarter of 2021, of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period, commencing on October 1, 2021 and continuing on each day thereafter through and including December 31, 2021. In connection with these distributions, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our common stockholders based on the record date selected by our board of directors. Such distributions are based on daily declaration and record dates. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares and Class T Shares differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares are lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees. The funds that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	construction defects or capital improvements;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares;
•	financings and refinancings; and
•	dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
Distributions paid in cash — common stockholders	$18,996,252		$14,311,105
Distributions paid in cash — Operating Partnership unitholders	4,542,828		4,124,617
Distributions paid in cash — preferred stockholders	9,127,250		6,305,722
Distributions reinvested	14,237,983		12,001,955
Total distributions	$46,904,313		$36,743,399
Source of distributions
Cash flows provided by operations	$42,727,251	91%	$22,549,196	61%
Cash on hand	—	0%	2,192,248	6%
Offering proceeds from distribution reinvestment plan	4,177,062	9%	12,001,955	33%
Total sources	$46,904,313	100%	$36,743,399	100%

From our inception through September 30, 2021, we paid cumulative distributions of approximately $229 million, of which approximately $194 million were paid to common stockholders, as compared to cumulative FFO of approximately $15.5 million.

For the nine months ended September 30, 2021, we paid distributions of approximately $46.9 million, of which approximately $33.2 million were paid to common stockholders, as compared to FFO of approximately $12.9 million, which reflects a write-off of equity interest and preexisting relationships of approximately $8.4 million and acquisition related expenses of approximately $0.5 million.

For the nine months ended September 30, 2020, we paid distributions of approximately $36.7 million, as compared to FFO of approximately ($25.5) million, which reflects impairment of goodwill, intangible assets, and our investments in Managed REITs, net of deferred tax liability and contingent earnout adjustments, of approximately $32.4 million, and acquisition related expenses of approximately $0.6 million.

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

Indebtedness

As of September 30, 2021, our net debt was approximately $849 million, which included approximately $341 million in fixed rate debt, $511 million in variable rate debt and approximately $0.3 million in net debt premium less approximately $3.5 million in net debt issuance costs. See Note 6 – Debt of the notes to the consolidated financial statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments due during the years ending December 31:
	Total	2021	2022-2023	2024-2025	Thereafter
Debt interest(1)	$125,745,962	$6,553,491	$51,247,879	$38,072,161	$29,872,431
Debt principal(2)	852,105,328	605,061	47,081,087	269,897,527	534,521,653
Total contractual obligations	$977,851,290	$7,158,552	$98,328,966	$307,969,688	$564,394,084

(1)

Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2021. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2021.

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

As of September 30, 2021, our net debt was approximately $849 million, which included approximately $341 million in fixed rate debt, $511 million in variable rate debt and approximately $0.3 million in net debt premium less approximately $3.5 million in net debt issuance costs. As of December 31, 2020, our net debt was approximately $718 million, which included approximately $302 million in fixed rate debt, $420 million in variable rate debt and approximately $0.5 million in net debt premium less approximately $4 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $4.1 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2021:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt	$605,061	$2,914,430	$3,384,157	$47,043,177	$2,869,187	$284,521,653	$341,337,665
Average interest rate(1)	4.50%	4.50%	4.50%	4.46%	4.38%	4.47%
Variable rate debt	$—	$—	$40,782,500	$219,985,163	$—	$250,000,000	$510,767,663
Average interest rate(1)	2.07%	2.07%	1.96%	1.90%	1.88%	1.88%

(1)	Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2021.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On October 19, 2021, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $15.08. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of June 30, 2021. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of June 30, 2021. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

We have incurred a net loss to date, have an accumulated deficit, and it is possible that our operations may not be profitable in 2021.

We incurred a net loss attributable to common stockholders of approximately $20 million for the nine months ended September 30, 2021. Our accumulated deficit was approximately $161 million as of September 30, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)

Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended September 30, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 31, 2021	129,408	$10.40	129,408	2,784,369(1)
August 31, 2021	—	$—	—	2,784,369(1)
September 30, 2021	—	$—	—	2,784,369(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and nine months ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.  The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: November 5, 2021	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)