Form 10-K
period 2021-12-31
SmartStop Self Storage REIT, Inc.
filed 2022-03-23
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-55617

SmartStop Self Storage REIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	46-1722812
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Rd.

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

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.40 offering price of the Class A shares and the Class T shares in effect on June 30, 2021, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $878,750,754.

As of March 21, 2022, there were 77,243,451 outstanding shares of Class A common stock and 8,085,550 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and our quarterly reports on Form 10-Q, copies of which may be obtained from our website at www.investors.smartstopselfstorage.com.

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
•
Our share redemption program is currently suspended, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.
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
•
Our future results may suffer as a result of the effect of recent affiliated mergers, acquisitions and other strategic transactions.
•
Certain of our officers and key personnel will face competing demands relating to their time and will face conflicts of interest related to the positions they hold with affiliated entities, which could cause our business to suffer.

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

Business Objectives and Strategy

We focus on the ownership, operation, and acquisition of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and the top census metropolitan areas, or CMAs, in Canada. According to the 2022 Self Storage Almanac, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of December 31, 2021, our wholly-owned portfolio consisted of 139 self storage properties diversified across 18 states and the Greater Toronto Area of Ontario, Canada comprising approximately 92,000 units and 10.6 million net rentable square feet. Additionally, we had a 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of five operating self storage properties and one parcel of land currently under development into a self storage facility. Further, through our Managed REIT Platform, we now serve as the sponsor of three Managed REITs: Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a new private REIT which is in its initial stages of formation (“SSGT III”), which pay us fees to manage and operate 17 self storage properties.

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured and unsecured financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire under-managed facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Our in-house call center allows us to centralize our sales efforts as we capture new business over the phone, email, web-based chat, and text mediums. As we have grown our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we have implemented a blanket property and casualty insurance program over all properties owned or managed by us nationwide which, coupled with our size and geographic diversification, reduces our total insurance costs per property. We also utilize our digital marketing breadth and expertise which allows us to acquire customers efficiently by leveraging our portfolio size and technological proficiency. To the extent we acquired facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of SSGT II, SST VI, and SSGT III, (SSGT II, SST VI, SSGT III, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of, as of December 31, 2021, 17 properties and approximately 12,000 units and 1.3 million rentable square feet. Through our Managed REIT Platform (as defined below), we have the internal capability to originate, structure, and manage additional investment products. We generate asset management fees, property management fees, acquisition fees, other fees and a portion of the tenant protection program revenue. For the property management and advisory services that we provide, we are reimbursed for certain expenses which help to offset our company’s net operating expenses.

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

Our management team has experience acquiring self storage facilities across a broad spectrum of opportunities including physically stabilized facilities, recently developed facilities in physical or economic lease up, facilities that have just received a certificate of occupancy ("C/O"), facilities in need of renovation and/or re-development and ground up development. We have adopted an investment allocation policy, pursuant to which we will have first priority for investment opportunities, and if we decline any such opportunity, we will allocate it to another program sponsored by us after considering various factors. In considering and evaluating potential acquisition opportunities, and to augment our seasoned acquisition team, we employ our proprietary underwriting methodology. We believe that we maintain a competitive advantage in acquiring facilities given the scale of our business and the experience and industry relationships of our team. We maintain a network of self storage operators, real estate brokers and other market participants in the US and Canada, which gives us unique insight into new and highly desirable acquisition opportunities.

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

Joint Ventures

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, in connection with the Self Administration Transaction, we acquired a joint venture arrangement with SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), pursuant to which we and SmartCentres work together to identify primarily self storage development opportunities in certain regions in Canada. On March 17, 2021, we acquired six SmartCentres joint venture properties in the SST IV Merger (defined below). Generally, SmartCentres has been responsible for the development of the properties and we have been responsible for the operation of the facilities upon completion. For more information, please see Note 4 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements.

Potential and Completed Transactions

Potential SSGT II Merger

On February 24, 2022, the Company, SSGT II, and SSGT II Merger Sub, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Company (“SSGT II Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “SSGT II Merger Agreement”). Pursuant to the SSGT II Merger Agreement, the Company will acquire SSGT II by way of a merger of SSGT II with and into SSGT II Merger Sub, with SSGT II Merger Sub being the surviving entity (the “SSGT II Merger”). The SSGT II Merger is expected to close during the second quarter of 2022.

Assuming all conditions of the SSGT II Merger Agreement are satisfied and the SSGT II Merger is consummated in accordance with the terms in the SSGT II Merger Agreement, the Company will acquire all of the real estate owned by SSGT II, which as of February 24, 2022 consisted of (i) 10 self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada.

See Note 14 – Subsequent Events, for additional information related to the potential SSGT II Merger.

SST IV Merger

On March 17, 2021, we closed on an all-stock merger with SST IV (the “SST IV Merger”). As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”). As of the merger date, the JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, jointly owned with subsidiaries of SmartCentres.

As a result of the SST IV Merger, approximately 23.1 million shares of SmartStop class A common stock ("Class A Shares") were issued in exchange for approximately 10.6 million shares of SST IV common stock.

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

On October 7, 2021, we amended the Credit Facility to increase the commitments on the revolving credit facility by $200 million, to $450 million. As a result of this amendment, the aggregate commitment under the Credit Facility is now $700 million. See Note 6 – Debt, of the Notes to the Consolidated Financial Statements, for additional information.

The Credit Facility was a significant step in migrating out capital stack towards an institutional-grade structure. The collateral for the Credit Facility is a pledge of equity interests in certain single purpose entities, and the pledge can be released upon the achievement of certain financial metrics, resulting in a fully-unsecured Credit Facility. Once unsecured, the credit spread for the Term Loans and Revolver are reduced, and various financial covenants are converted to reflect those consistent with an unsecured credit arrangement. Additionally, the Credit Facility gives us the ability to draw in either U.S. or Canadian dollars, providing the flexibility to fund our external growth strategies in both the U.S. and Canada.

Self Administration Transaction

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”). As a result of the Self Administration Transaction, we became self-managed and now, through our subsidiaries, serve as the sponsor of the Managed REITs. In addition, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. See Note 5 – Self Administration Transaction and Note 10 – Related Party Transactions of the Notes to the Consolidated Financial Statements, for more information.

Equity

The Company was formed on January 8, 2013, under the Maryland General Corporation Law. We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”), marketed and sold primarily through retail investor channels, including the independent broker dealer channel. At the termination of our Offering in January 2017, we had sold approximately 48 million Class A Shares and approximately 7 million shares of class T common stock ("Class T Shares") for approximately $493 million and $73 million respectively.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2021, we had sold approximately 6.9 million Class A Shares and approximately 1.0 million Class T Shares for approximately $73.0 million and $10.6 million, respectively, in our DRP Offering. On March 7, 2022, our board of directors approved the suspension of our DRP Offering such that distributions for the month of March 2022, payable on April 15, 2022, will be paid in cash.

On October 29, 2019 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase up to $200 million in shares (the aggregate shares to be purchased, the “Preferred Shares”) of our newly-created Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), in one or more closings (each, a “Closing,” and collectively, the “Closings”). The initial closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date, and the second and final closing in the amount of $50 million occurred on October 26, 2020.

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

In connection with the determination of the estimated net asset value per share in October 2021, the redemption price under our share redemption program is equal to $15.08 for both Class A shares and Class T shares, effective beginning with redemption requests submitted during the third quarter of 2021. On March 7, 2022, our board of directors fully suspended our share redemption program.

COVID-19

The global economy has been adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. The COVID-19 pandemic and the resulting effects, including shutdowns or weakness in national, regional and local economies have affected our business, primarily starting in late March of 2020. During the second quarter of 2020, many of the factors underlying the demand for self storage were negatively impacted, but improved during the third and fourth quarters, and through 2021. Future governmental orders, rising inflation, or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

Strategic Storage Trust VI

We, through our subsidiary, SRA, now serve as sponsor for SST VI, a public non-traded REIT focused on acquiring income and growth self storage properties. On March 10, 2021, SmartStop OP made an investment of $5.0 million in Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”), the operating partnership of SST VI, in exchange for common units of limited partnership interest in SST VI OP. SST VI commenced a private offering in the first quarter of 2021, which offering terminated in March of 2022, concurrently with SST VI's public offering being declared effective with the SEC on March 17, 2022. SST VI OP, and its wholly-owned subsidiaries, were consolidated by us until May 1, 2021. From March 10, 2021 (the date of our initial investment in SST VI OP) until May 1, 2021, the portion not wholly-owned by us was presented as noncontrolling interests, and all significant intercompany accounts and transactions were eliminated in consolidation during that period.

Industry and Competition

Self storage refers to properties that offer month-to-month storage unit rental for personal or business use. Self storage facilities offer a cost-effective and flexible storage alternative in which customers rent fully enclosed and secure spaces. Typical unit sizes range from 5x5 feet to 10x30 feet with facilities typically providing a variety of different sizes and configurations. Customers typically have access to their storage units 18 hours a day, with some facilities offering 24-hour access. Rental rates can vary and are determined by the location and size of the rental space, the level of security, and whether the unit is climate controlled. The short-term nature of self storage leases creates the opportunity for real-time rate increases, which has led well-positioned facilities to achieve substantial rate growth in a rising cost environment.

In addition to primary self storage operations, facilities also tend to have a number of other ancillary products that provide incremental revenues. This includes, but is not limited to, tenant insurance, protection or insurance plans, moving and packing supplies, locks and boxes, and other services. Sophisticated operators have the opportunity to substantially increase profitability of under-managed facilities post acquisition.

The customer base of self storage operators includes both local residential customers, typically within a 3- to 5-mile radius of the facility, as well as commercial users. According to the 2022 Self storage Almanac, self storage facilities generally have a customer mix of approximately 79% residential, 14% commercial, 4% military and 3% students.

•
Residential customers generally store items ranging from furniture, household items and appliances to cars, boats and recreational vehicles.
•
Commercial customers tend to include small business owners who require easy and frequent access to their goods, records, extra inventory or storage for seasonal goods. Commercial customers are also increasingly utilizing self storage for their distribution logistics, as its ease of access, security, flexible lease terms, climate control features and proximity to their distribution destinations all drive operational results.
•
While military and student users are a smaller portion of the overall mix, the mix tends to vary by location of the facility, with facilities near military bases and universities achieving higher military and student mixes, respectively.

The self storage industry is highly fragmented, with owners and operators ranging from individual property owners to institutional investors and large, publicly traded REITs. According to the 2022 Self storage Almanac, there are approximately 50,000 primary self storage facilities in the U.S. representing a total of 2.0 billion rentable square feet. The largest 100 operators manage approximately 51% of net rentable square footage, but only 29% of all U.S.-based self storage properties. The six publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, LifeStorage, Inc. and National Storage Affiliates Trust, which operate approximately 19% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimate that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects.

Recent strength in housing markets and the ability for employees to work remotely has fueled demand for storage, leading to a record year of operating performance across the industry in 2021. High occupancy levels, supply constraints and inelasticity in pricing, coupled with underlining demand drivers, position the sector for continued rent growth and accelerating profitability. These drivers have driven the self storage sector to achieve outsized rent growth relative to other REIT sectors in 2021. The short-term nature of self storage leases positions operators well in an inflationary environment. The nimble rate and leasing strategies that sophisticated operators have executed on, coupled with the current supply and demand environment, should position self storage favorably in order to achieve incremental growth relative to other real estate sectors. Despite the significant acceleration in recent growth, prior rates suggests that there is a significant runway for continued rate growth. We believe the sector is well-positioned for continued growth, as self storage fundamentals remain strong.

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

Employees and Human Capital

As of December 31, 2021, we had approximately 420 employees, none of which are represented by a collective bargaining agreement. We continually assess and strive to enhance employee satisfaction and engagement. We believe our relationship with our employees is good and that we provide them with adequate flexibility to meet personal and family needs. We also appreciate the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary and bonuses) and benefits packages to our employees. Further, from professional development opportunities to leadership training, we have development programs and on-demand opportunities to cultivate talent throughout our organization.

We strive to foster an inclusive work environment, comprised of top talent and high performing employees. We maintain policies that strive to protect our employees from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of (and with the goal of preventing) all forms of harassment and discrimination.

For a discussion of additional measures taken by us with respect to our employees in response to the COVID-19 pandemic, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Market Conditions,” below.

Available Information

We make available on the “Information – SEC Filings” subpage of our website (www.investors.smartstopselfstorage.com) free of charge our annual reports on Form 10-K, including this report, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Information – Governance” subpage of our website.

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

Risks Related to an Investment in SmartStop Self Storage REIT, Inc.

We have incurred a net loss to date, have an accumulated deficit, and it is possible that our operations may not be profitable, or maintain profitability, in the future.

We incurred a net loss attributable to our common stockholders of approximately $29 million for the fiscal year ended December 31, 2021. Our accumulated deficit was approximately $171 million as of December 31, 2021. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and we may never achieve or sustain profitability.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

Our distributions during 2021 were funded using cash flow from operations, proceeds from our DRP Offering and other financing sources. In the future we may borrow funds, issue additional securities, or sell assets in order to fund the distributions. While our DRP is currently suspended, if our DRP is reinstated, we may also make the distributions out of proceeds from our DRP. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the year ended December 31, 2021, we funded approximately 92% of our distributions using cash flows from operations, and 8% using proceeds from our DRP Offering. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from sources other than cash flow from operations, then we will have fewer funds available for acquisition of properties or working capital, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. As described below, our share redemption program is currently suspended. If we lift the suspension of our share redemption program, stockholders will continue to be limited in terms of the amount of shares which may be redeemed. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that the shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase shares only as a long-term investment because of the illiquid nature of the shares.

Our share redemption program is currently suspended, and even if stockholders are able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

In March 2022, our board of directors approved the full suspension of our share redemption program with respect to our common stockholders. Prior to this time, our share redemption program was partially suspended, except for certain limited circumstances.

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

The Series A Convertible Preferred Stock has a liquidation preference in the event of our voluntary or involuntary liquidation, dissolution, or winding up of our affairs (a “liquidation”) which could negatively affect any payments to the common stockholders in the event of a liquidation. Furthermore, the Series A Convertible Preferred Stock is redeemable in certain circumstances. A redemption of our Series A Convertible Preferred Stock, whether at our option or at the option of the holder of our Series A Convertible Preferred Stock, could have an adverse effect on our financial condition, cash flow and the amount available for distributions to our common stockholders.

The Preferred Investor also has, upon the occurrence of certain events, the right to convert any or all of the Series A Convertible Preferred Stock held by the Preferred Investor into shares of our common stock. The issuance of common stock upon conversion of the Series A Convertible Preferred Stock would result in dilution to our common stockholders. As of December 31, 2021, we had $200 million of Series A Convertible Preferred Stock outstanding, which would represent approximately 18% of our common stock on an as converted, fully diluted basis. See Note 7 – Preferred Equity, of the Notes to the Consolidated Financial Statements, for more information.

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

On October 19, 2021, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $15.08. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

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

There are many factors that can affect the availability and timing of cash distributions to stockholders. We are required to pay dividends with respect to our Series A Convertible Preferred Stock rate of 6.25% per annum. Distributions to our common stockholders will be based principally on distribution expectations of our investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. We also cannot assure our stockholders that our board of directors will not decide to reduce distributions based on other external factors. Additionally, our board of directors may decide to amend our distribution policy to provide for distributions on a quarterly basis instead of a monthly basis. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. If we fail to pay distributions on the Series A Convertible Preferred Stock for four quarters (whether or not consecutive), the Preferred Investor is permitted to vote on any matter submitted to a vote of the common stockholders of the Company, upon which the Preferred Investor and common stockholders shall vote together as a single class. In such a case, the Preferred Investor’s vote would have a dilutive effect on the voting power of our common stockholders.

If we lose or are unable to retain our executive officers, our business could be harmed.

Our success depends to a significant degree upon the contributions of our executive officers. While we have adopted an Executive Severance and Change of Control Plan which is applicable to each of these officers, we do not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain employed by us. If we lose or are unable to retain our executive officers, our operating results and our future growth could suffer.

Our Executive Severance and Change of Control Plan and the related agreements with our executive officers may result in significant expense for us and may deter a third party from engaging in a change of control transaction with us that might otherwise result in a premium price to our stockholders.

We have adopted an Executive Severance and Change of Control Plan that is applicable to our executive officers and have entered into an associated Severance Agreement with each of our executive officers. Pursuant to such documents, if the officer’s employment is terminated other than for cause or if the officer elects to terminate his employment with us for good reason, we will make a severance payment equal to the officer’s highest annual compensation in the prior two years plus the officer’s average cash performance bonus earned for the prior three years, multiplied by an amount specified in the Executive Severance and Change of Control Plan, together with continuation of medical coverage for a period of time specified in the Executive Severance and Change of Control Plan. In addition, certain outstanding equity awards may be subject to accelerated vesting or may remain eligible for vesting, as specified further in the Executive Severance and Change of Control Plan. These agreements may result in a significant expense for us if an executive officer’s employment is terminated for certain reasons, and may discourage a third party from engaging in a change of control transaction with us that might otherwise result in a premium price for our stockholders.

Completion of the SSGT II Merger is subject to many conditions and if these conditions are not satisfied or waived, the SSGT II Merger will not be completed, which could result in the SSGT II Merger being terminated and the expenditure of significant unrecoverable transaction costs. Additionally, in the event that the SSGT II Merger closes, we expect to incur substantial costs related to completion and integration of the SSGT II Merger.

On February 24, 2022, we entered into a definitive Agreement and Plan of Merger (the “SSGT II Merger Agreement”) with SSGT II and SSGT II Merger Sub, LLC, a Maryland limited liability company and our wholly-owned subsidiary (“Merger Sub”), pursuant to which we will acquire SSGT II by way of a merger of SSGT II with and into Merger Sub, with Merger Sub being the surviving entity (the “SSGT II Merger”). The SSGT II Merger is subject to many conditions that must be satisfied, or to the extent permitted by law, waived, in order to complete the SSGT II Merger. There can be no assurance that such conditions will be satisfied or waived or that the SSGT II Merger will be completed. In addition, we or SSGT II may terminate the SSGT II Merger Agreement under certain circumstances, including, among other reasons, if the SSGT II Merger is not completed by November 21, 2022. Failure to consummate the SSGT II Merger may adversely affect our results of operations and our ongoing business could be adversely affected because we have incurred and will continue to incur certain transaction costs, regardless of whether the SSGT II Merger closes, which could have a material adverse effect on us.

Additionally, we expect to incur substantial costs in connection with completing the SSGT II Merger and integrating the properties and operations of SSGT II with our own. While we have assumed that a certain level of transaction costs would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such costs. As a result, following the completion of the SSGT II Merger, the transaction costs associated with the SSGT II Merger could diminish a portion of our cost savings that we expect to achieve from the elimination of duplicative costs and the realization of economies of scale.

Impairment of goodwill or other intangible assets resulting from the Self Administration Transaction may adversely affect our financial condition and results of operations.

Potential impairment of goodwill or other intangible assets, including trademarks and other acquired intangibles, resulting from the Self Administration Transaction could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings. See Note 5—Self Administration Transaction to the Notes to the Consolidated Financial Statements for additional information.

Our trademarks are important, and the loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business.

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

Our future results may suffer as a result of the effect of recent affiliated mergers, acquisitions and other strategic transactions.

We consummated the SSGT Merger in January 2019 and the SST IV Merger in March 2021. In addition, we have entered into the SSGT II Merger Agreement with respect to the SSGT II Merger, which is anticipated to close in the second quarter of 2022. We will likely continue to expand our operations through additional mergers, acquisitions and other strategic transactions, including such transactions with affiliated real estate programs or Managed REITs, some of which may involve complex challenges. Our future success will depend, in part, upon the merger consideration negotiated by our special committees appointed by our board of directors in connection with these affiliated mergers, our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs and service quality, and maintaining other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits. Moreover, we assumed the liabilities of SSGT and SST IV and will assume the liabilities of SSGT II in connection with the respective mergers. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.

In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. While we have policies in place that are intended to prevent or address such issues, we cannot be assured that such policies will adequately prevent or mitigate the foregoing concerns and any associated harm. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our clients, business partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.

Privacy concerns could result in regulatory changes that may harm our business.

The California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was passed by Californians via ballot initiative during the November 3, 2020 election. The CPRA is scheduled to take effect on January 1, 2023, with a lookback to January 1, 2022, and will significantly modify the CCPA and will impose additional data protection obligations on companies doing business in California. The CCPA and the CPRA are intended to protect consumer privacy rights, and, among other things, provide California residents with the ability to know what information companies collect about them, to request, in certain circumstances, the deletion of such information, and to affirmatively opt out of the sale of their personal information. We cannot yet predict the full impact of the CCPA, CPRA, or any rules or regulations promulgated thereunder, nor can we predict the full impact of any interpretations thereof. While we believe we have developed processes to comply with CCPA and CPRA requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Other states have also considered or are considering privacy laws similar to the CCPA and the CPRA. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA or the CPRA, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

Certain of our officers and key personnel will face competing demands relating to their time and will face conflicts of interest related to the positions they hold with affiliated entities, which could cause our business to suffer.

Certain of our officers and key personnel and their respective affiliates are officers, key personnel, advisors, managers, and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including the Managed REITs. In addition, our Chief Executive Officer remains (i) an officer and a director of Strategic Student & Senior Housing Trust, Inc. and (ii) the Chief Executive Officer of our former sponsor. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should these persons not balance these competing demands on their time and resources, our business could suffer. Furthermore, these persons owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business.

Our Chief Executive Officer is a controlling person of an entity that owns a minority interest in our Operating Partnership and Class A Shares, and therefore may face conflicts with regard to his fiduciary duties to us and his fiduciary duties to that entity, including conditions pertaining to redemption of our common stock or the limited partnership interests and voting matters related to such interests.

Our Chief Executive Officer is a controlling person of SAM, our former sponsor, which as of December 31, 2021 indirectly owned an approximately 10% interest in limited partnership interests in our Operating Partnership and 0.6% of our common stock. Such limited partnership interests may be exchanged for our common stock in the future. In addition, in certain circumstances such as a merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or amendment to our charter, in each case where the vote of our stockholders is required under Maryland law, the consent of our Operating Partnership will also be required, which could result in our Chief Executive Officer being able to influence such matters submitted to a vote of our stockholders. This may result in an outcome that may not be favorable to our stockholders. Our Chief Executive Officer may also make decisions on behalf of SAM related to redemptions of either its limited partnership interests or its common stock which may negatively impact our stockholders.

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

Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect our stockholders, and our stockholders’ interests in us will be diluted as we issue additional shares.

We may in the future attempt to increase our capital resources by offering debt or equity securities, including notes and classes of preferred or common stock. Debt securities or shares of preferred stock may generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing stockholders. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, you will bear the risk of such future offerings, including the dilution of your proportionate ownership.

In addition, subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Further, our Series A Convertible Preferred Stock may be converted into our common stock under certain circumstances. In addition, we have granted, and expect to grant in the future, equity awards to our independent directors and certain of our employees, including our executive officers, which to date consist of restricted stock of the Company and LTIP units of our Operating Partnership, which are convertible into shares of our common stock subject to satisfaction of certain conditions. Finally, a subsidiary of SAM owns units of limited partnership interest in our Operating Partnership which are convertible into shares of our Class A common stock under certain circumstances.

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

Because our portfolio of properties consists primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect demand, and market rents, for self storage space, which could cause a decrease in our rental revenue. Any such decrease could have a material adverse impact on our business, financial condition, and results of operations. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including the Managed REITs, publicly traded REITs, other REITs and institutional investment funds. Moreover, development of self-storage facilities has increased in recent years, which has intensified competition, and we expect it will continue to do so as newly developed facilities are opened. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs, and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make. As a result, our rental income could decline, which could have a material adverse impact on our business, financial condition, and results of operations.

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

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If we are unable to successfully recruit, train, and retain qualified field personnel, our rental incomes may be adversely affected, which could have a material adverse impact on our business, financial condition, and results of operations.

Delays in development and lease-up of our properties would reduce our profitability.

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We may also encounter unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis, such as the COVID-19 outbreak. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our business, financial condition, and results of operations.

The self storage facilities we own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party, or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. We will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis based on the type, value, location, and risks associated with each investment, as well as any lender requirements, among any other factors we may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have a material adverse impact on our business, financial condition, and results of operations.

Additionally, although we require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal, or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have a material adverse impact on our business, financial condition, and results of operations.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, which may adversely affect our business, financial condition, and results of operations.

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning, and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse impact on our business, financial condition, and results of operations.

In certain cases, we protect our customers’ goods pursuant to our tenant protection plan or other arrangements that may, in some cases, be subject to governmental regulation, which may adversely affect our results.

In certain cases, we provide a tenant protection plan to customers at our properties, and in certain other cases, we protect our customers goods through other arrangements. We earn fees in connection with these arrangements. These arrangements, including the payments associated with these arrangements, may be subject to state-specific or provincial-specific governmental regulation. Such regulatory authorities generally have broad discretion to promulgate, interpret and implement regulations, to adopt new or additional licensing requirements, to grant, renew and revoke licenses and approvals, and to evaluate compliance with regulations through periodic examinations, audits, investigations and inquiries. In addition, there has been and may continue to be regulatory or private action in the jurisdictions in which we operate. Although the marketing of, and management procedures associated with, these arrangements were designed to navigate the regulatory environment in which we operate, as a result of regulatory or private action in any jurisdiction in which we operate, we may be temporarily or permanently suspended from generating revenue with respect to these arrangements, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.

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

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our business, financial condition, or results from operations. Furthermore, if such attacks are not detected immediately, their effect could be compounded.

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

We face risks related to an epidemic, pandemic or other health crisis, such as the ongoing COVID-19 pandemic, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic which impacts the United States, Canada and the markets in which we operate and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a continuing material impact on the demand for self storage space resulting from the COVID-19 pandemic as of the date of this report, if the pandemic causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as protection plans, tenant insurance or similar programs. Accordingly, reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns relating to such a pandemic could also impact the availability of our personnel to report for work at our facilities, which could adversely affect our ability to adequately manage our facilities. In order to prevent the spread of COVID-19 there have been, and may continue to be, temporary shut downs or restrictions placed on businesses by cities, counties, states, or the federal government. These orders have impacted, and may continue to impact, our facilities and operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, liquidity, results of operations and prospects will be driven primarily by the duration, spread, and severity of the pandemic itself, the effectiveness of vaccine and treatment developments, including against variants of COVID-19, public adoption rates of vaccines, including booster shots, as well as the duration of indirect economic impacts and potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are unable to estimate the effect of these factors on our business, financial condition, liquidity, results of operations and prospects at this time.

General Risks Related to Investments in Real Estate

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For the month of December 2021, approximately 22%, 21%, and 11% of our rental income was concentrated in Florida, California, and Ontario (Canada), respectively.

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

We may acquire or finance properties with yield maintenance or defeasance provisions, which may restrict our operational and financial flexibility.

Yield maintenance or defeasance provisions are provisions that generally require the payment of a premium in connection with the prepayment of a loan balance. Such provisions are typically provided for by the terms of the agreement underlying a loan. Yield maintenance or defeasance provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Yield maintenance or defeasance provisions may increase the costs of reducing the outstanding indebtedness with respect to any properties or refinancing such indebtedness.

Yield maintenance or defeasance provisions could impair our ability to take actions that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if such provisions did not exist. In particular, yield maintenance or defeasance provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control, even though that disposition or change in control might be in our stockholders’ best interests.

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

The following market and economic challenges may adversely affect our operating results:

•
changes in national, regional, and local economic climates or demographics;
•
poor economic times resulting in customer defaults under leases or bankruptcy;
•
competition from other available properties and the attractiveness of our properties to our customers;
•
re-leasing may require reduced rental rates under the new leases;
•
increased competition for real estate assets targeted by our investment strategy;
•
increased costs to repair, renovate, and re-lease our storage units;
•
increased insurance premiums may reduce funds available for distribution; and
•
changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive.

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures, and tight credit markets, such as inflation, rising interest rates, or labor shortages. Because our portfolio of facilities consists of self storage facilities, we are subject to risks inherent in investments in a single industry, and our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts. A continuation of, or slow recovery from, ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

If market conditions worsen, the value of the properties we acquire may decline. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry.

Our inability to sell a property when we desire to do so could adversely impact our business and financial condition, and our inability to sell our properties at a price equal to, or greater than, the price for which we purchased such properties may lead to a decrease in the value of our assets.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of facilities that otherwise would be in our best interest. Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our business and financial condition.

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would also restrict our ability to sell a property. Additionally, we may acquire our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, fires, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. These insurance risks could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases require that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority.

We hold interests in certain properties through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers financial conditions, and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into more joint ventures for the purposes of developing new properties and acquiring properties with existing facilities. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture, or other entity. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.

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

We use, and we disclose to investors, funds from operations (“FFO”) and FFO, as adjusted, which are non-GAAP financial measures. FFO and FFO, as adjusted, are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and FFO, as adjusted, differ from GAAP net income because FFO and FFO, as adjusted, exclude gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. In determining FFO, as adjusted, we make further adjustments to FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, accretion of deferred tax liabilities, realized and unrealized gains/losses on foreign exchange transactions, and gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments.

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

Each of the properties we acquire will be subject to real property taxes. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. In addition, state or local governments may increase tax rates or assessment levels. Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. Accordingly, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values. If Proposition 13 is repealed or amended in a way that reduces its beneficial impact, our property tax expense could increase substantially, adversely affecting our net operating income and cash available for distributions.

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

Certain of our loans are secured by first mortgages on some of our properties and other loans are secured by pledges of equity interests in the entities that own certain of our properties. Such loans also impose a number of financial or other covenant requirements on us. If we, or the other parties to these loans, should breach certain of those financial or other covenant requirements, or otherwise default on such loans, then the respective lenders, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, such lenders could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us. In addition, certain of our loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other loans. See Note 6 – Debt, and Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements for more information on such loans.

Discontinuation, reform, or replacement of LIBOR may adversely affect the amount of interest that we pay on our variable rate debt.

A significant portion of our borrowings are at variable rates of interest, primarily based on the London Interbank Offered Rate for deposits of U.S dollars (“LIBOR”). In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Providing some clarification, in November 2020, the ICE Benchmark Administration (“IBA”) announced that it will consult on its intentions to cease the publication of one week and two month USD LIBOR following the LIBOR publication on December 31, 2021, and to cease the publication of the remaining USD LIBOR settings following the LIBOR publication on June 30, 2023, effectively extending the transition timeline. On or around the same date, the Federal Reserve, along with the Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency issued supervisory guidance encouraging financial institutions to cease entering into new contracts that are indexed off USD LIBOR by December 31, 2021.

Additionally, the Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in 2018. On July 29, 2021, ARRC formally announced that it recommends the forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement to continue to publish forward-looking SOFR term rates, in which case we and our lenders may be required to use other measurements of SOFR, as applicable.

In conjunction with the transition away from LIBOR, we and our lenders will cooperate in establishing an alternate rate of interest, which we would expect to be comparable to LIBOR on a historical basis prior to such determination. However, during the time that an alternate rate of interest is determined, we may be limited in our ability to draw upon Eurodollar Loans and may be required to draw upon alternative base rate loans. See Note 6 – Debt and Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements for more information on such loans. Furthermore, we will continue to follow industry announcements made by the Federal Reserve, ARRC, and IBA to secure appropriate guidance. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Domestic and international financial markets have experienced significant disruptions in the past which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Future credit market disruptions may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our Offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

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

Our advisory agreements with the Managed REITs are subject to the renewal terms thereof and each may generally be terminated by each Managed REIT, without cause or penalty, upon 60 days’ written notice. There can be no assurance that the advisory agreements will be renewed before they expire or that the advisory agreements will not be terminated. Any such non-renewal or termination could adversely affect our financial condition, cash flow and the amount available for distributions to our common stockholders.

We will face conflicts of interest relating to the purchase of properties, including conflicts with the Managed REITs, and there can be no assurance that our investment allocation policy will adequately address all of the conflicts that may arise or that it will address such conflicts in a manner that is more favorable to us than to the Managed REITs.

We own the entities that serve as the sponsor and advisor to the Managed REITs, which have investment objectives similar to ours, and we may be buying properties at the same time as one or more of the Managed REITs, or other programs managed by us, our officers, our key personnel or our subsidiaries (the “Other Programs”). Accordingly, we will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which the Managed REITs may be or become involved. SSGT II is a private Managed REIT that invests in self storage properties and had assets of approximately $152 million as of December 31, 2021, and SST VI is a public non-traded Managed REIT which began operations in early 2021 that invests in self storage properties and has assets of approximately $91 million as of December 31, 2021.

While we have adopted an acquisition allocation policy in an effort to appropriately allocate acquisitions among us, the Managed REITs and the Other Programs, there can be no assurance that such allocation policy will adequately address all of the conflicts that may arise or that it will address such conflicts in a manner that is more favorable to us than to the Managed REITs or the Other Programs. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us, the Managed REITs and the Other Programs and the allocation of fees and costs among us, the Managed REITs and the Other Programs. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we owned 139 operating self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, and Washington) and the Greater Toronto Area of Ontario, Canada, comprising approximately 92,000 units and approximately 10.6 million rentable square feet.

See Note 6 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2021, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.6%	92.2%	0.9%
Arizona	3	2,540	265,000	2.5%	95.4%	2.2%
California	27	17,190	1,824,700	17.3%	95.5%	20.9%
Colorado	7	4,010	436,000	4.2%	93.9%	3.4%
Florida	22	17,010	2,049,800	19.4%	95.7%	21.8%
Illinois	5	2,880	315,600	3.0%	94.9%	2.4%
Indiana	2	1,030	112,700	1.1%	92.7%	0.7%
Massachusetts	1	840	93,200	0.9%	97.8%	1.9%
Maryland	2	1,610	169,500	1.6%	93.9%	1.7%
Michigan	4	2,220	266,100	2.5%	94.4%	2.2%
New Jersey	2	2,350	205,100	1.4%	91.0%	2.2%
Nevada	8	6,210	757,100	7.2%	95.9%	7.0%
North Carolina	19	9,190	1,192,400	11.3%	95.2%	8.8%
Ohio	5	2,310	279,700	2.7%	92.9%	1.7%
South Carolina	3	1,940	246,000	2.3%	95.1%	1.7%
Texas	11	6,320	844,600	8.0%	95.3%	6.6%
Virginia	1	830	71,100	0.7%	95.3%	0.9%
Washington	3	1,680	196,600	1.9%	94.3%	1.9%
Ontario, Canada	13	10,610	1,092,300	10.4%	93.0%	11.1%
Total	139	91,860	10,580,800	100%	94.9%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,100 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 940,000 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2021.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2021.

Additionally, we own our office located at 10 Terrace Rd, Ladera Ranch, California (the “Ladera Office”) which houses our corporate headquarters.

As a result of the SST IV Merger, we also acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. As of December 31, 2021, the real estate joint ventures consisted of five operating properties and one property under development. We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures in the Greater Toronto Area, Canada:

Location	Date Real Estate Venture Became Operational	Carrying Value of Investment as of December 31, 2021
Oshawa	August 2021	$1,801,413
East York	June 2020	6,393,576
Brampton	November 2020	2,354,346
Vaughan	January 2021	2,871,265
Scarborough	November 2021	2,862,677
Kingspoint	Under Development	2,660,007
		$18,943,284

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 21, 2022, we had approximately 77.2 million Class A Shares outstanding and approximately 8.1 million Class T Shares outstanding, held by a total of approximately 18,100 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on January 9, 2017. As of December 31, 2021, we only offered Class A Shares and Class T Shares pursuant to our DRP offering, both of which were offered at a price of $15.08 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares. On March 7, 2022, our board of directors approved the suspension of our distribution reinvestment plan and share redemption program such that distributions for the month of March 2022, payable on April 15, 2022, will be paid in cash. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

Determination of Estimated Per Share Net Asset Value

On October 19, 2021, our board of directors, upon the recommendation of our Nominating and Corporate Governance Committee (the “Committee”), approved an estimated net asset value per share (“Estimated Per Share NAV”) of our common stock of $15.08 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the approximate number of shares outstanding on a fully diluted basis, calculated as of June 30, 2021. We provided this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231, with respect to customer account statements. This valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued in April 2013 (the “IPA Valuation Guidelines”).

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

The Estimated Per Share NAV was determined after consultation with our management and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the Committee. Stanger prepared an appraisal report (the “Stanger Appraisal Report”) summarizing key information and assumptions and providing an appraised value on 140 wholly-owned properties and five properties held in unconsolidated joint ventures in the Company’s portfolio (the “Stanger Appraised Properties”) in our portfolio as of June 30, 2021. Stanger also prepared a net asset value report (the “Stanger NAV Report”) which estimates the net asset value per share of each of our Class A common stock and Class T common stock as of June 30, 2021. The Stanger NAV Report relied upon: (i) the Stanger Appraisal Report for the Stanger Appraised Properties; (ii) Stanger’s estimated value of the Managed REIT Platform; (iii) Stanger’s estimated fair market value of our secured notes payable; and (iv) our estimate of the value of our cash, other assets, liabilities, and preferred equity, to calculate an estimated net asset value per share of our common stock. The process for estimating the value of our assets and liabilities was performed in accordance with the provisions of the IPA Valuation Guidelines.

Upon the Committee’s receipt and review of the Stanger Appraisal Report and the Stanger NAV Report (the “Reports”), the Committee recommended $15.08 as the Estimated Per Share NAV of each of the Company’s Class A Shares and Class T Shares as of June 30, 2021 to the Board. Upon the Board’s receipt and review of the Reports and recommendation of the Committee, the Board approved $15.08 as the Estimated Per Share NAV of each of the Company’s Class A Shares and Class T Shares as of June 30, 2021.

The table below sets forth the calculation of the Company’s Estimated Per Share NAV as of June 30, 2021 and the Company’s previous estimated value per share as of December 31, 2019:

	June 30,	December 31,
Assets	2021	2019
Real Estate Properties	$2,447,983,782	$1,462,770,744
Additional assets
Cash	26,580,765	62,279,757
Restricted Cash	7,276,448	6,291,366
Investments in Unconsolidated JV's	38,682,262	-
Other assets	22,216,661	5,511,883
Managed REIT Platform	86,330,000	79,000,000
Total Assets	$2,629,069,918	$1,615,853,750
Liabilities
Debt	$852,742,137	$719,769,887
Mark-to-market on mortgage debt	20,863,687	12,258,272
Accounts payable and accrued liabilities	24,971,716	18,576,230
Due to affiliates	92,545	406,590
Distributions payable	8,088,854	5,159,105
Total Liabilities	$906,758,939	$756,170,084
Net Asset Value	1,722,310,979	859,683,666
Preferred Equity (1)	-	150,000,000
Net Asset Value to Common	$1,722,310,979	$709,683,666
Net Asset Value for Class A shares	$1,601,952,979	$629,594,488
Number of Class A shares outstanding(1)(2)(3)	106,199,040	60,530,153
Estimated value per Class A share	$15.08	$10.40
Net Asset Value for Class T shares	$120,358,000	$80,089,178
Number of Class T shares outstanding	7,978,951	7,699,893
Estimated value per Class T share	$15.08	$10.40

(1)
Subject to our redemption rights in the event of a listing or change of control, the outstanding shares of the Series A Convertible Preferred Stock are convertible into shares of the Company’s Class A common stock on or after the second anniversary of the effective date (October 29, 2021) of that certain preferred stock purchase agreement by and between the Company and Extra Space Storage LP (the “Preferred Stock Purchase Agreement”). Upon a liquidation, the holder of the Series A Convertible Preferred Stock would receive the greater of the Liquidation Amount (as defined in the Preferred Stock Purchase Agreement) or the amount that would have been payable upon conversion of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock. For purposes of the June 30, 2021 analysis, Stanger assumed the conversion of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock based on the conversion rate, as described in the Preferred Stock Purchase Agreement, of $10.66.
(2)
Includes outstanding units in SmartStop OP, L.P., the Company’s operating partnership (the “Operating Partnership”) (“OP Units”) and unvested restricted stock and unvested OP Units issued to the Company’s directors and management.
(3)
Excludes Class A-2 OP Units, which are contingent on growth in assets under management or triggering events before being converted to a class of operating partnership units equivalent to a common share.

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

FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its Estimated Per Share NAV. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of the Company’s assets less its liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of the Company’s assets and liabilities or the amount the Company’s shares of common stock would trade at on a national securities exchange. The estimated asset values may not, however, represent current market value or book value. The estimated value of the Stanger Appraised Properties does not necessarily represent the value the Company would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.

Independent Valuation Firm

Stanger was selected by the Committee to appraise and provide a value on the 145 Stanger Appraised Properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with the Company. The compensation the Company paid to Stanger related to the valuation is based on the scope of work and not on the appraised values of the Company’s real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Report was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for the Company’s common stock in connection with possible purchases thereof or the acquisition of all or any part of the Company.

Stanger collected reasonably available material information that it deemed relevant in appraising the Company’s real estate properties. Stanger relied in part on property-level information provided by the Company, including: (i) historical and projected operating revenues and expenses; (ii) unit mixes; (iii) rent rolls; and (iv) information regarding recent or planned capital expenditures.

In conducting its investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Stanger reviewed information supplied or otherwise made available by the Company for reasonableness, Stanger assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to Stanger by any other party and did not independently verify any such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of the Company’s management and/or the Board. Stanger relied on the Company to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond its control and the Company’s control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that the Company has clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Report, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Stanger Appraisal Report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which the Company’s real estate properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by the Company in connection with public security offerings, private placements, business combinations, and similar transactions. The Company does not believe that there are any material conflicts of interest between Stanger, on the one hand, and the Company, and their affiliates, on the other hand. The Company engaged Stanger, with approval from the Committee, to deliver its Reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, the Company has agreed to indemnify Stanger against certain liabilities arising out of this engagement. A special committee of the Board had previously engaged Stanger to serve as a financial advisor in connection with the Company’s acquisition of Strategic Storage Growth Trust, Inc., Strategic Storage Trust IV, Inc. and the Managed REIT Platform acquired from SmartStop Asset Management, LLC (“SAM”) and Stanger provided fairness opinions in connection with those transactions, for which Stanger was paid usual and customary fees. In addition, Stanger was previously engaged by the Committee and performed a net asset value calculation for the Company for the periods ended December 31, 2019 and March 31, 2019. In 2021, Stanger was also engaged to provide other financial advisory services to the Company. Finally, Stanger served as a financial advisor in the negotiation and closing of the preferred equity investment (the “Preferred Equity”) in the Company by Extra Space Storage LP, a subsidiary of Extra Space Storage Inc. Stanger may from time to time in the future perform other services for the Company, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Report.

Although Stanger considered any comments received from the Company relating to their Reports, the final appraised values of the Company’s real estate properties were determined by Stanger for the Stanger Appraised Properties. The Reports are addressed solely to the Committee to assist it in calculating and recommending to the Board an Estimated Per Share NAV of the Company’s common stock. The Reports are not addressed to the public, may not be relied upon by any other person to establish an Estimated Per Share NAV of the Company’s common stock, and do not constitute a recommendation to any person to purchase or sell any shares of the Company’s common stock.

The foregoing is a summary of the standard assumptions, qualifications, and limitations that generally apply to the Reports. The Reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports.

Real Estate Valuation

As described above, the Company engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of 145 properties in the Company’s portfolio, including joint ventures, as of June 30, 2021. In preparing the Stanger Appraisal Report, Stanger, among other things:

•
performed a site visit of each Stanger Appraised Property in the context of this assignment or prior assignments;
•
interviewed the Company’s officers to obtain information relating to the physical condition of each Stanger Appraised Property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such properties;
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

Stanger employed the income approach to estimate the value of the Stanger Appraised Properties (other than the office condominium located in Ladera Ranch, CA), which involves an economic analysis of the property based on its potential to provide future net annual income. A direct capitalization analysis was used to determine the value of the portfolio by valuing each Stanger Appraised Property in the portfolio. The direct capitalization analysis was based upon the stabilized net operating income of each property capitalized at an appropriate capitalization rate for each property based upon property characteristics and competitive position and market conditions at the date of the appraisal. Stanger deducted estimated lease up costs for properties that were not considered stabilized and adjusted the value conclusion of properties that suffered from deferred maintenance. Stanger employed the sales comparison approach to value the office condominium located in Ladera Ranch, CA, which utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property.

Stanger prepared the Stanger Appraisal Report, which summarizes key inputs and assumptions, providing a value for each of the Stanger Appraised Properties it appraised using financial information provided by the Company. From such review, Stanger selected the appropriate direct capitalization rate in its direct capitalization analysis.

The total aggregate purchase price of the appraised properties in the Stanger Appraisal Report was approximately $1.65 billion. In addition, through the Valuation Date, the Company had invested approximately $70 million in capital improvements on these real estate assets since inception. As of the Valuation Date, the total value of the Stanger Appraised Properties, before joint venture adjustments, was approximately $2.56 billion. This represents an approximately 49% increase in the total value of the real estate assets over the aggregate purchase price and aggregate improvements. The following summarizes the key assumptions that were used in the direct capitalization models to arrive at the appraised value of the Stanger Appraised Properties:

Assumption	Range	Weighted Average
Direct Capitalization rate	3.75% to 5.25%	4.28%

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

	Estimated Per Share NAV due to:
	Increase 25 Basis Points	Decrease 25 Basis Points	Increase 5.0%	Decrease 5.0%
Direct Capitalization Rate	$13.85	$16.44	$14.02	$16.22

Loans

Values for the Company’s credit facility and other consolidated secured notes payable (the “Secured Debt”) were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for notes payable with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates ranged from 2.05% to 4.35% for the Secured Debt.

As of June 30, 2021, Stanger’s estimated fair value of the Company’s consolidated Secured Debt was approximately $873.6 million. The weighted-average discount rate applied to the future estimated debt payments of the Secured Debt was approximately 2.70%.

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

Estimated Per Share NAV due to:
Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
$15.04	$15.17	$15.06	$15.13

Cash, Other Assets, Other Liabilities and Preferred Equity

The fair value of the Company’s cash, other assets, and other liabilities were estimated by the Company to approximate carrying value as of the Valuation Date. In estimating the fair value of the Preferred Equity, Stanger considered the conversion feature of the Preferred Equity, as described above, and determined that as of the Valuation Date it would have been dilutive since the conversion value of $10.66 per share is at a lower value than the Estimated Per Share NAV determined by the Board as of the Valuation Date. Therefore, Stanger assumed the Preferred Equity was converted into common shares and was included in the fully diluted share count as of the Valuation Date. The carrying value of a majority of the Company’s other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as intangible assets and liabilities, estimated liability for distribution and servicing fees and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments.

Managed REIT Platform Value

To derive the estimated value of the Managed REIT Platform, Stanger estimated the market value associated with the Company’s asset management and property management contracts (the “Management Contracts”) with the Company, SSGT II and SST VI using a comparable transactions analysis. Stanger considered the projected fee income from the Management Contracts and the associated reasonable expenses to support such activities to derive an EBITDA projection for the 12 month period (the “Projected EBITDA”) following the Valuation Date. Stanger then applied an EBITDA multiple to the Projected EBITDA to derive an estimated value associated with the Management Contracts.

To derive the estimated value of the Managed REIT Platform, Stanger also estimated the market value associated with the agreements between the Company, SSGT II and SST VI related to the tenant insurance, tenant protection plans or similar programs (“Tenant Protection Programs”) acquired from SAM using a direct capitalization approach. Stanger considered the projected Tenant Protection Program income and related reasonable expenses to derive an EBITDA projection for the 12 month period (the “Projected TI EBITDA”) following the Valuation Date. Stanger then applied a capitalization rate to the Projected TI EBITDA to derive an estimated value associated with the Tenant Protection Programs.

Unconsolidated Joint Ventures Value

The Company holds interests in unconsolidated entities with SmartCentres Real Estate Investment Trust, which own self storage properties or developments located in Canada. Stanger estimated the fair market value of the Unconsolidated Joint Ventures by: (i) utilizing the value of the properties owned by the Unconsolidated Joint Ventures based upon the Stanger Appraisal Report; (ii) adding the other tangible assets held by the Unconsolidated Joint Ventures; (iii) deducting the other tangible liabilities held by the Unconsolidated Joint Ventures; and (iv) taking the resulting equity from the Unconsolidated Joint Ventures and processing such equity through the Unconsolidated Joint Venture agreement as it pertains to capital distribution allocations, to determine the amount of equity attributable to the Company.

Different parties using different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets and in response to the real estate and finance markets.

The Board’s Determination of the Estimated Per Share NAV

Based upon a review of the Reports provided by Stanger, upon the recommendation of the Committee, the board of directors estimated the Estimated Per Share NAV for each of the Class A Shares and Class T Shares to be $15.08.

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

The Estimated Per Share NAV is based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2021. The Estimated Per Share NAV was based upon 114,177,991 shares of common equity or equivalent interests outstanding as of June 30, 2021, which was comprised of (i) 76,516,280 outstanding Class A shares of the Company’s common stock and unvested restricted Class A common stock issued to the Company’s directors and management, plus (ii) 7,978,951 outstanding Class T shares of the Company’s common stock, plus (iii) 18,761,726 shares related to the assumed conversion of the Series A Convertible Preferred Stock into common shares, plus (iv) 10,921,034 outstanding and unvested OP Units, which OP Units are, or will be upon vesting (as applicable), exchangeable on a one-for-one basis into Class A shares of Company’s common stock.

Further, the value of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount versus the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or other windup costs. The Company currently anticipates publishing a new estimated share value on an annual basis.

Distribution Reinvestment Plan

Pursuant to the Company’s distribution reinvestment plan, as amended (the “Plan”), the price per share pursuant to the Plan is equal to the estimated value per share approved by the Board and in effect on the date of purchase of shares under the Plan. In connection with the determination of the Estimated Per Share NAV, the Board approved a share price for the purchase of shares under the Plan equal to the Estimated Per Share NAV of $15.08 for both Class A shares and Class T shares, to be effective for distribution payments being paid beginning in October 2021. On March 7, 2022, the board of directors approved the suspension of the Company's distribution reinvestment plan. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Share Redemption Program

Pursuant to the Company’s share redemption program (the “SRP”), the redemption price for shares the Company repurchases under the SRP is equal to the most recently published estimated net asset value of the applicable share class. In connection with the determination of the Estimated Per Share NAV, the redemption price under the SRP is equal to the Estimated Per Share NAV of $15.08 for both Class A shares and Class T shares, effective beginning with redemption requests submitted during the third quarter of 2021. On March 7, 2022, the board of directors approved the full suspension of the Company's share redemption program. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Distributions

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2014. By qualifying as a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for U.S. federal income tax purposes.

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

For 2020, we paid a total of approximately $43.9 million in distributions, which consisted of approximately $35.1 million to our common stockholders and approximately $8.8 million to our preferred stockholders. All of our 2020 distributions constituted a non-taxable return of capital. For 2021, we paid a total of approximately $58.0 million in distributions, which consisted of approximately $45.7 million to our common stockholders and approximately $12.3 million to our preferred stockholders. Approximately $36.7 million of the 2021 total distributions, comprised of approximately 80% of our common stockholder distributions and none of our preferred stockholder distributions, constituted a non-taxable return of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2020 and 2021:

Quarter	OP Unit Holders(1)	Preferred Stockholder(2)	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2020	$1,358,066	$1,643,836	$8,623,452	$0.15
2nd Quarter 2020	$1,360,517	$2,330,943	$8,862,668	$0.15
3rd Quarter 2020	$1,406,034	$2,330,943	$8,826,940	$0.15
4th Quarter 2020	$1,390,377	$2,480,933	$8,801,192	$0.15
1st Quarter 2021	$1,377,906	$2,928,620	$8,748,732	$0.15
2nd Quarter 2021	$1,549,658	$3,082,192	$11,899,179	$0.15
3rd Quarter 2021	$1,615,264	$3,116,438	$12,586,324	$0.15
4th Quarter 2021	$1,596,944	$3,150,685	$12,487,739	$0.15

(1)
Declared distributions are paid monthly in arrears.
(2)
Declared distributions are paid quarterly in arrears. See Note 7 – Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2021, under which Class A Shares are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	7,366,044
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	7,366,044

(1)
The total number of shares of our Class A stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of Class A stock and Class T stock at any time, but not to exceed 10,000,000 shares in the aggregate, less amounts already issued under the plan. As of December 31, 2021, we had 85,113,941 outstanding shares of common stock.

Recent Sales of Unregistered Securities

We did not have any recent sales of unregistered securities during the period covered by this Annual Report that were not disclosed in a quarterly report on Form 10-Q or current report on Form 8-K.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2021, approximately $71.3 million of common stock was available for redemption and approximately $1.7 million was included in accrued expenses and other liabilities as of December 31, 2021. During the three months ended December 31, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2021	122,967	$15.08	122,967	2,661,402	(1)
November 30, 2021	—	—	—	2,661,402	(1)
December 31, 2021	—	—	—	2,661,402	(1)

(1)
A description of the maximum number of shares that may be purchased under our SRP is included in Note 12 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report.

Our share redemption program is presently suspended. See Note 12 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

The performance graph below is a comparison of the cumulative total return of our shares of Class A common stock, the Standard and Poor’s 500 Index (“S&P 500”), the FTSE NAREIT All Equity REITs Index and the Russell 2000 Index (“Russell 2000”), assuming a starting investment of $100 on December 31, 2016 and reinvestment of distributions. The value of an investment in SmartStop reflects the customer account statement value in effect and does not factor in deductions for upfront fees and expenses paid at the time of investment. We currently have Class A and Class T common stock outstanding, with varying performance results between each class due to differences in class-specific fees and expenses. Class A is pictured in the graph below. There can be no assurance that the performance of our Class A shares will continue in line with the same or similar trends depicted in the performance graph.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial data contained within this Form 10-K, and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We focus on the ownership, operation, and acquisition of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and the top census metropolitan areas, or CMAs, in Canada. According to the 2022 Self Storage Almanac, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of December 31, 2021, our wholly-owned portfolio consisted of 139 self storage properties diversified across 18 states and the Greater Toronto Area of Ontario, Canada comprising approximately 92,000 units and 10.6 million net rentable square feet. Additionally, we had a 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of five operating self storage properties and one parcel of land currently under development into a self storage facility. Further, through our Managed REIT Platform, we now serve as the sponsor of three Managed REITs: Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a new private REIT which is in its initial stages of formation (“SSGT III”), which pay us fees to manage and operate 17 self storage properties.

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured and unsecured financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire under-managed facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of SSGT II, SST VI, and SSGT III, (SSGT II, SST VI, SSGT III, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of, as of December 31, 2021, 17 properties and approximately 12,000 units and 1.3 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”). We generate asset management fees, property management fees, acquisition fees, other fees and a portion of the tenant protection program revenue. For the property management and advisory services that we provide, we are reimbursed for certain expenses which help to offset our company’s net operating expenses.

Industry Outlook

Self storage industry fundamentals are currently robust, with many properties operating at optimal revenue-producing occupancy and favorable industry dynamics resulting in above-average pricing power for self storage operators. Operators are able to achieve high same-store occupancy levels through a diverse base of customer demand from individuals as well as businesses. As of the end of the second quarter of 2021, according to the 2022 Self Storage Almanac, the industry average occupancy was 94.5% and as of December 31, 2021, the US listed REITs averaged ending occupancy of 94.4%. Additionally, the self storage industry maintained strong occupancy and revenue growth throughout the course of the COVID-19 pandemic, exemplifying how the fundamentals of self storage continue to drive demand in the face of a variety of a challenging operating environment. Based on these favorable supply and demand dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles. Likewise, we expect only moderate growth in new supply through 2022. We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of that strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. Although property taxes were kept in check through assessment challenges in 2021, we expect elevated property tax increases in our sector in the coming years. We expect same-store expense growth resulting from increases in employee costs, property insurance and property taxes in 2022, to be partially offset by operating efficiencies gained from leveraging technology, resulting in what we believe will be manageable same store expense increases.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the valuation of goodwill and related impairment considerations, the valuation of our trademarks and related impairment considerations, the valuation of our contingent consideration liability, the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Real Property Assets Valuation

We evaluate our real property assets for impairment based on events and changes in circumstances that may impact the carrying amounts of such assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property asset and recognize an impairment loss. Our evaluation of the impairment of real property assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Intangible Assets Valuation

In connection with the acquisition of the self storage advisory, asset management and property management businesses and certain joint venture interests of SmartStop Asset Management, LLC, our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”), we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”). For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships. We evaluate these intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In such an event, an impairment charge is recognized and the intangible asset is marked down to its fair value.

See Note 5 – Self Administration Transaction of the Notes to the Consolidated Financial Statements contained within this report for additional information.

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

See Note 5 – Self Administration Transaction of the Notes to the Consolidated Financial Statements contained within this report for additional information.

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

See Note 5 – Self Administration Transaction of the Notes to the Consolidated Financial Statements contained within this report for additional information.

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

COVID-19 Pandemic

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have adjusted to meet the needs of our customers and employees, while striving to create a safe environment for everyone at our properties and corporate offices. We also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices. Additionally, we expanded our options for customers to rent units via contactless means, including directly through our website and call center. The negative operational and financial impacts associated with COVID-19 were most significant to our business in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020 and continuing through 2021.

The challenges associated with the COVID-19 pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive continued growth in self storage demand through 2021, resulting in the highest physical occupancies the company has achieved to date.

As rental activity, occupancy levels, and rental rates recovered during the second half of 2020 and through 2021, our financial performance has continued to improve. Same-store and overall results are expected to normalize over the coming quarters as the comparable periods change.

The underlying relative strength in the self storage industry in the midst of the COVID-19 pandemic continued into 2021. The ultimate extent and duration of the COVID-19 pandemic could still affect the self storage industry and/or us, potentially by the impact of governmental orders or broader economic conditions, and inflation which could impact our customers, and in turn could affect our financial condition, collections, liquidity, and results of operations. These potential future developments are uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth of the COVID-19 outbreak, as well as the actions to contain or treat its impact, including the distribution and broad acceptance of various vaccines for COVID-19 or the efficacy of those vaccines against new COVID-19 variants.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from our self storage tenant leases; (ii) fees generated from our Managed REITs; (iii) our Tenant Protection Programs; and (iv) sales of packing and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2021 and 2020, we owned 139 and 112 operating self storage facilities, respectively. Our operating results for the year ended December 31, 2020 included full year periods for 111 operating self storage facilities and partial period results for one operating property where development was completed and the property was placed in service during 2020. Our operating results for the year ended December 31, 2021 included full year periods for 112 operating self storage facilities and partial period results for 27 operating properties. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

SST IV Merger

On March 17, 2021, we acquired 24 operating self storage facilities and six real estate joint ventures by way of merger with SST IV. The 24 SST IV operating properties had a weighted average physical occupancy of 89.1%, 92.6%, 96.1%, 95.6%, and 94.8% as of December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021, respectively.

We expect the SST IV Merger to be accretive to FFO, as adjusted as we continue to recognize a lower cost of capital, as the former SST IV properties reach higher levels of physical and economic occupancy and continued growth from the six joint venture properties in various stages of lease up and development.

Comparison of the Years Ended December 31, 2021 and 2020

Total Self Storage Revenues

Total self storage related revenues for the years ended December 31, 2021 and 2020 were approximately $158.2 million and $110.2 million, respectively. The increase in total self storage revenues of approximately $48.0 million, or 43.6%, is partially attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $25.0 million or 22.7%) and increased same-store revenues (approximately $18.1 million or 17.4%).

We expect self storage revenues to increase in future periods as our lease-up properties continue to increase occupancy and/or rates, and to otherwise fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and fluctuations in self storage supply, amongst other things.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the years ended December 31, 2021 and 2020 was approximately $6.3 million and $8.0 million, respectively. The decrease in Managed REIT Platform revenue of approximately $1.7 million is primarily attributable to the SST IV Merger in March of 2021. We expect Managed REIT Platform revenues to initially remain lower than what was recorded in 2020 as a result of the SST IV Merger as we no longer receive fees from SST IV, and subsequently increase as our other Managed REITs grow their assets under management. If and when the SSGT II Merger closes, that will also cause a decrease in such fees.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2021 and 2020 were approximately $4.3 million and $5.8 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services, and decline in the short term if and when the SSGT II Merger closes.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2021 and 2020 were approximately $48.1 million (or 30.4% of self storage revenue) and $38.3 million (or 34.8% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $9.8 million is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $7.6 million). We expect property operating expenses to decrease as a percentage of revenues as revenues increase. Additionally, we expect same-store expense growth to continue from increases in employee costs, property insurance and property taxes in the coming years, to be partially offset by operating efficiencies gained from leveraging technology.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the years ended December 31, 2021 and 2020 were approximately $1.5 million and $2.8 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform we acquired on June 28, 2019, and the Administrative Services Agreement (as described in Note 5 – Self Administration Transaction, of the Notes to the Consolidated Financial Statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with the level of services provided through the Administrative Services Agreement.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2021 and 2020 were approximately $4.3 million and $5.8 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2021 and 2020 were approximately $23.3 million and $16.5 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors-related costs. The increase is primarily attributable to increased board of directors’ related costs, other professional costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2021 and 2020 were approximately $53.4 million and $42.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangibles acquired in the SST IV Merger.

Other Acquisition Expenses

Other acquisition expenses for the years ended December 31, 2021 and 2020 were approximately $0.9 million and $1.4 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the years ended December 31, 2021 and 2020 reflects an increase in the contingent earnout liability of approximately $12.6 million and a reduction in the liability of approximately $2.5 million, respectively. The increase of approximately $15.1 million during the year ended December 31, 2021 was due primarily to increases in our assets under management coupled with amendments made to the provisions of the earnout during 2021.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets for the years ended December 31, 2021 and 2020 was none and approximately $36.5 million, respectively. The impairment charge incurred in the first quarter of 2020 was the result of the impairment of certain assets and goodwill associated with the Managed REIT Platform.

Impairment of Investments in Managed REITs

Impairment of investments in Managed REITs for the years ended December 31, 2021 and 2020 were none and approximately $4.4 million, respectively. Certain of our equity investments in the Managed REITs derive their value from the potential to receive certain subordinated distributions based on certain performance criteria of the Managed REITs, and we determined in the first quarter of 2020 that those criteria were less likely to be met, causing a reduction in the fair value of the related equity investments. We determined that such reduction in fair value was other than temporary, therefore requiring the impairment charge recorded.

Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control

Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control for the years ended December 31, 2021 and 2020 was approximately $8.4 million and none, respectively. Such expense represents the Company’s write-off of the SST IV special limited partnership interest we held in SST IV, which per the terms of the SST IV Merger, terminated without consideration, as well as the write-off of the intangible assets related to the SST IV advisory agreement and property management contracts due to the termination of such contracts with the SST IV Merger.

Gain on Sale of Real Estate

Gain on sale of real estate for the years ended December 31, 2021 and 2020 was approximately $0.2 million and none, respectively. The gain was related to a sale of a parcel of excess land attached to the self storage facility we own in McKinney, Texas. The sale of this parcel did not affect the operations of our McKinney, Texas property.

Interest Expense and Accretion of Fair Market Value of Secured Debt

Interest expense and the accretion of fair market value of secured debt for the years ended December 31, 2021 and 2020 were approximately $31.7 million and $32.5 million, respectively. The decrease of approximately $0.8 million is primarily attributable to lower rates on a year over year basis, partially offset by an increase in the average outstanding principal balance, primarily as a result of the SST IV Merger. The reduction in overall rates during 2021 is as a result of the new Credit Facility, entered into in connection with the SST IV Merger. In future periods we expect interest expense to fluctuate commensurate with our future debt levels and interest rates. We will seek out future opportunities to optimize our debt capital sources, including sources that result in a lower overall cost of debt.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2021 and 2020 were approximately $1.7 million and $3.6 million, respectively. We expect interest expense - debt issuance costs to fluctuate commensurate with our future financing activity.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the years ended December 31, 2021 and 2020 was $2.4 million and none, respectively.

Other

Other (income) expense for the years ended December 31, 2021 and 2020 was approximately $0.2 million of expense, as compared to approximately $6.0 million of income, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and equity in earnings attributable to our unconsolidated joint ventures. The change is primarily the result of favorable deferred tax adjustments of approximately $5.9 million during 2020, primarily related to the intangible impairments noted above.

Same-Store Facility Results – Years Ended December 31, 2021 and 2020

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2020, excluding nine lease-up properties we owned as of January 1, 2020) for the years ended December 31, 2021 and 2020. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2021	2020	% Change	2021 (6)	2020	% Change	2021	2020	% Change
Revenue (1)	$121,860,493	$103,765,638	17.4%	$36,302,441	$6,409,287	N/M	$158,162,934	$110,174,925	43.6%
Property operating expenses (2)	$35,677,340	34,522,834	3.3%	$12,450,317	3,782,365	N/M	48,127,657	38,305,199	25.6%
Net operating income	$86,183,153	$69,242,804	24.5%	$23,852,124	$2,626,922	N/M	$110,035,277	$71,869,726	53.1%
Number of facilities	103	103		37	9		140	112
Rentable square feet (3)	7,595,600	7,557,300		3,069,400	680,300		10,665,000	8,237,600
Average physical occupancy (4)	95.1%	90.6%		N/M	N/M		94.2%	89.4%
Annualized rent per occupied square foot (5)	$16.51	$14.81		N/M	N/M		$16.30	$14.55

N/M Not meaningful

(1)
Revenue includes rental revenue, Tenant Protection Programs revenue, ancillary revenue, and administrative and late fees.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 940,000 square feet and 680,000 square feet as of December 31, 2021 and 2020, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.
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

Our same-store revenue increased by approximately $18.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to higher annualized rent per occupied square foot and increased occupancy.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Year Ended December 31,
	2021	2020
Net loss	$(19,564,718)	$(51,206,803)
Adjusted to exclude:
Managed REIT Platform revenue	(6,322,970)	(8,048,630)
Managed REIT Platform expenses	1,451,166	2,806,921
General and administrative	23,265,196	16,471,199
Depreciation	40,946,406	32,294,627
Intangible amortization expense	12,422,205	9,777,116
Other property acquisition expenses	934,838	1,366,092
Contingent earnout adjustment	12,619,744	(2,500,000)
Impairment of goodwill and intangible assets	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—
Gain on sale of real estate	(178,631)	—
Interest expense	31,818,237	32,597,613
Interest expense—accretion of fair market value of secured debt	(110,942)	(130,682)
Interest expense—debt issuance costs	1,676,309	3,586,381
Net loss on extinguishment of debt	2,444,788	—
Other	244,076	(5,986,719)
Total net operating income	$110,035,277	$71,869,726

Comparison of the Years Ended December 31, 2020 and 2019

The results of operations and cash flows for the years ended December 31, 2020 compared to December 31, 2019 were included in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on March 26, 2021.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss (attributable to common stockholders)	$(29,401,595)	$(54,354,394)	$(24,750,333)
Add:
Depreciation of real estate	40,158,233	31,711,102	29,188,668
Amortization of real estate related intangible assets	11,030,316	5,110,207	8,441,245
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	754,831	—	—
Deduct:
Gain resulting from acquisition of unconsolidated affiliates(1)	—	—	(8,017,353)
Gain on deconsolidation	(169,533)	—	—
Gain on sale of real estate	(178,631)	—	(3,944,696)
Adjustment for noncontrolling interests	(5,727,520)	(4,756,580)	(2,079,045)
FFO (attributable to common stockholders)	16,466,101	(22,289,665)	(1,161,514)
Other Adjustments:
Intangible amortization expense - contracts(2)	1,391,889	4,666,909	3,052,149
Acquisition expenses(3)	934,838	1,366,092	225,550
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	210,377	—	—
Self administration transaction expenses(4)	—	—	1,572,238
Contingent earnout adjustment(5)	12,619,744	(2,500,000)	200,000
Write-off of equity interest and preexisting relationships in SST IV upon consolidation	8,389,573	—	—
Impairment of goodwill and intangible assets(6)	—	36,465,732	—
Impairment of investments in Managed REITs(6)	—	4,376,879	—
Accretion of fair market value of secured debt(7)	(110,942)	(130,682)	(131,611)
Net loss on extinguishment of debt(8)	2,444,788	—	2,647,633
Foreign currency and interest rate derivative losses, net(9)	366,849	203,995	730,719
Adjustment of deferred tax liabilities(2)	(2,025,869)	(5,926,732)	(806,083)
Adjustment for noncontrolling interests	(2,720,691)	(5,321,725)	(619,663)
FFO, as adjusted (attributable to common stockholders)	$37,966,657	$10,910,803	$5,709,418

(1)
Such gain was recorded as a result of obtaining control of certain of our Tenant Protection Programs joint ventures in the Self Administration Transaction and in accordance with the NAREIT White Paper was excluded from the determination of FFO.
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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results:

•
Interest expense - debt issuance costs of approximately $1.7 million, $3.6 million, and $4.0 million, respectively, were recognized for the years ended December 31, 2021, 2020, and 2019.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Change
Net cash flow provided by (used in):
Operating activities	$58,764,984	$26,769,871	$31,995,113
Investing activities	$(120,214,731)	$(28,958,838)	$(91,255,893)
Financing activities	$25,674,567	$13,739,338	$11,935,229

Cash flows provided by operating activities for the years ended December 31, 2021 and 2020 were approximately $58.8 million and $26.8 million, respectively, an increase of approximately $32.0 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $32.5 million, slightly offset by an approximately $0.5 million reduction in cash resulting from changes in working capital accounts.

Cash flows used in investing activities for the years ended December 31, 2021 and 2020 were approximately $120.2 million and $29.0 million, respectively, a decrease in the use of cash of approximately $91.3 million. The increase in cash used in investing activities primarily relates to the SST IV Merger and the acquisitions of our Oakville III, Riverside III, and Lakewood properties, all of which were completed during the year ended December 31, 2021 as compared to only normal capital improvement and development activities with no self storage acquisitions during the year ended December 31, 2020. Additionally, during the year ended December 31, 2021, we received $13.5 million from the redemption of our SSGT II Preferred Units, compared to a net cash outflow of $13.5 million for our net investment in SSGT II Preferred Units during the year ended December 31, 2020.

Cash flows provided by financing activities for the years ended December 31, 2021 and 2020 were approximately $25.7 million and $13.7 million, respectively, a change of approximately $11.9 million. The change in financing activities is primarily attributable to the approximately $72.6 million of additional net debt proceeds during the year ended December 31, 2021, compared to approximately $50 million in proceeds from the issuance of Series A Convertible Preferred Stock during the year ended December 31, 2020, as well as an additional $11.1 million in distributions paid to our common and preferred stockholders and noncontrolling interest holders in our Operating Partnership during 2021, when compared to 2020, primarily related to the SST IV Merger and additional $50 million of outstanding Series A Convertible Preferred Stock.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing. On March 17, 2021, we entered into a debt facility (the “Credit Facility”), which was further expanded in October 2021. As a result of the increased capacity on our Credit Facility, we have additional operational flexibility and are better positioned to take advantage of additional opportunities, while meeting our liquidity needs.

COVID-19 initially caused significant volatility in the debt and equity markets, and any continued and/or further impact will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

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

Common Stock Distributions

On December 20, 2021, our board of directors declared a distribution rate for the first quarter of 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on January 1, 2022 and continuing on each day thereafter through and including March 31, 2022. In connection with these distributions, after the stockholder servicing fee is paid, approximately $0.0014 per day will be paid per Class T share. Pursuant to the selling agreements we entered into with respect to the sale of Class T Shares, no further stockholder servicing fees will be paid on Class T Shares subsequent to April 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2021		Year Ended December 31, 2020
Distributions paid in cash – common stockholders	$26,157,045		$19,160,171
Distributions paid in cash – Operating Partnership unitholders	6,139,772		5,514,994
Distributions paid in cash – preferred stockholders	12,277,935		8,786,655
Distributions reinvested	19,564,929		15,954,081
Total distributions	$64,139,681		$49,415,901
Source of distributions
Cash flows provided by operations	$58,764,984	91.6%	$26,769,871	54.2%
Cash provided by financing activities	—	0.0%	6,691,949	13.5%
Offering proceeds from distribution reinvestment plan	5,374,697	8.4%	15,954,081	32.3%
Total sources	$64,139,681	100%	$49,415,901	100%

From our inception through December 31, 2021, we paid cumulative distributions of approximately $246 million, of which approximately $206 million were paid to common stockholders, as compared to cumulative FFO of approximately $19.0 million.

For the year ended December 31, 2021, we paid distributions of approximately $64.1 million, of which approximately $45.7 million was paid to common stockholders, as compared to FFO of approximately $16.5 million, which reflects a write-off of equity interest and preexisting relationships of approximately $8.4 million and acquisition related expenses of approximately $0.9 million.

For the year ended December 31, 2020, we paid distributions of approximately $49 million, of which approximately $35 million was paid to common stockholders, as compared to negative FFO of approximately $22 million, which reflects impairment of goodwill, intangible assets, and our investments in Managed REITs, net of deferred tax liability and contingent earnout adjustments, of approximately $32 million, and acquisition related expenses of approximately $1.4 million.

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

Indebtedness

As of December 31, 2021, our net debt was approximately $873.9 million, which included approximately $340.7 million in fixed rate debt, $536.8 million in variable rate debt and approximately $0.2 million in net debt premium less approximately $3.9 million in net debt issuance costs. See Note 6 – Debt and Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Additionally, we are party to a master mortgage commitment agreement (the "SmartCentres Financing") with SmartCentres Storage Finance LP (the "SmartCentres Lender"). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres"), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. As of December 31, 2021, approximately $67.2 million Canadian Dollars ("CAD") was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the JV Properties. See Note 4 – Investments in Unconsolidated Real Estate Ventures for additional information regarding the SmartCentres Financing.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for potential property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness.

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

Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. The expected timing of those outstanding principal payments are shown in the table below. The information in this section should be read in conjunction with Note 6 – Debt, and Note 12 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained within this report.

Principal Payments due during the years ending December 31:
Total
2022	$2,914,434
2023	44,166,662
2024	293,039,610
2025	2,869,188
2026	341,916,098
2027 and thereafter	192,605,555
Total payments	$877,511,547

As of December 31, 2021, pursuant to the SSGT II Unit Purchase Agreement, we were also contractually obligated to purchase up to an additional $7.5 million in SSGT II Preferred Units at SSGT II’s option. Additionally, as of December 31, 2021, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $38.2 million in debt to SST VI at their option. See Note 10 – Related Party Transactions of the Notes to the Consolidated Financial Statements for more information about our obligations under these agreements.

For cash requirements related to potential acquisitions currently under contract, please see Note 3 – Real Estate Facilities of the Notes to the Consolidated Financial Statements.

Subsequent Events

Please see Note 14 – Subsequent Events, of the Notes to the Consolidated Financial Statements contained in this report.

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

As of December 31, 2021, our net debt was approximately $873.9 million, which included approximately $340.7 million in fixed rate debt, $536.8 million in variable rate debt and approximately $0.2 million in net debt premium less approximately $3.9 million in net debt issuance costs. As of December 31, 2020, our net debt was approximately $718 million, which included approximately $302 million in fixed rate debt, approximately $420 million in variable rate debt and approximately $0.6 million in net debt premium less approximately $7.6 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes. Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $5.1 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2021:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt	$2,914,434	$3,384,162	$47,043,072	$2,869,188	$91,916,098	$192,605,555	$340,732,509
Average interest rate(1)	4.50%	4.50%	4.45%	4.46%	4.48%	4.45%
Variable rate debt	$—	$40,782,500	$245,996,538	$—	$250,000,000	$—	$536,779,038
Average interest rate(1)	2.08%	2.02%	1.98%	1.92%	1.90%	1.90%

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2021, excluding the impact of interest rate derivatives. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2021.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC.

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

FOR THE YEAR ENDED DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SmartStop Self Storage REIT, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartStop Self Storage REIT, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuations in Connection with the Strategic Storage Trust IV, Inc. Merger

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired approximately $286 million of tangible and intangible real estate and other assets, which is net of approximately $89 million debt and other liabilities assumed, in connection with the merger of Strategic Storage Trust IV, Inc. (“SST IV Merger”). The accounting for the SST IV Merger resulted in valuations being performed by a third-party valuation specialist to determine the fair value allocation of the properties acquired, including those owned by the acquired joint venture entities, in-place lease intangibles, and the properties wholly-owned by the Company. The determination of fair value requires significant judgment by management and third-party valuation specialists to develop significant estimates and market-based assumptions used in the valuation models.

We identified the property valuations, including the properties owned by the joint venture entities acquired in the SST IV Merger and those wholly-owned by the Company, and in-place lease intangible valuations that were performed in connection with the SST IV Merger as a critical audit matter. Specifically, the choice of valuation methodologies, historical operating data related to the properties, land sales comparisons, average lease-up period “as if” properties were considered vacant, growth rates, discount rates, and capitalization rates required significant management judgment. In turn, auditing management’s judgments regarding these assumptions used in the valuation models involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of significant inputs used in valuing the properties, including historical operating data related to the properties, land sales comparisons, growth rates, discount rates and capitalization rates.
•
Evaluating the reasonableness of significant inputs used in valuing the in-place lease intangibles, including historical operating data, average lease-up period “as if” considered vacant, growth rates and discount rates.
•
Utilizing personnel with specialized knowledge and skill to assist in evaluating the reasonableness of the valuation methodologies and assumptions used in the valuation of properties and in-place lease intangibles, including land sales comparisons, growth rates, discount rates and capitalization rates.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Costa Mesa, California

March 23, 2022

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31,
	2021	2020
ASSETS
Real estate facilities:
Land	$397,508,081	$335,800,354
Buildings	1,117,204,944	810,480,845
Site improvements	78,910,603	63,821,383
	1,593,623,628	1,210,102,582
Accumulated depreciation	(155,926,875)	(115,903,045)
	1,437,696,753	1,094,199,537
Construction in process	1,799,004	1,761,303
Real estate facilities, net	1,439,495,757	1,095,960,840
Cash and cash equivalents	37,254,226	72,705,624
Restricted cash	7,432,135	7,952,052
Investments in unconsolidated real estate ventures (Note 4)	18,943,284	—
Investments in and advances to Managed REITs	12,404,380	15,624,389
Other assets, net	15,423,508	7,734,276
Intangible assets, net of accumulated amortization	14,337,820	12,406,427
Trademarks, net of accumulated amortization	16,052,941	16,194,118
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	3,305,394	—
Total assets	$1,618,292,776	$1,282,221,057
LIABILITIES AND EQUITY
Debt, net	$873,866,855	$717,952,233
Accounts payable and accrued liabilities	22,693,941	23,038,976
Due to affiliates	584,291	667,429
Distributions payable	8,360,420	6,650,317
Contingent earnout	30,000,000	28,600,000
Deferred tax liability	7,719,098	8,380,215
Total liabilities	943,224,605	785,289,170
Commitments and contingencies (Note 12)
Redeemable common stock	71,334,675	57,335,575
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at December 31, 2021 and 2020, respectively, with aggregate liquidation preferences of $203,150,685, and $202,928,620 at December 31, 2021 and 2020, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 77,057,743 and 52,660,402 shares issued and outstanding at December 31, 2021 and 2020, respectively	77,058	52,661
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,056,198 and 7,903,911 shares issued and outstanding at December 31, 2021 and 2020 respectively	8,056	7,904
Additional paid-in capital	724,739,872	492,408,006
Distributions	(210,964,464)	(163,953,169)
Accumulated deficit	(170,846,475)	(141,444,880)
Accumulated other comprehensive loss	(279,975)	(3,834,228)
Total SmartStop Self Storage REIT, Inc. equity	342,734,072	183,236,294
Noncontrolling interests in our Operating Partnership	64,632,417	59,982,111
Other noncontrolling interests	10,900	21,800
Total noncontrolling interests	64,643,317	60,003,911
Total equity	407,377,389	243,240,205
Total liabilities and equity	$1,618,292,776	$1,282,221,057

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues:
Self storage rental revenue	$150,610,337	$104,888,883	$99,494,560
Ancillary operating revenue	7,552,597	5,286,042	3,706,700
Managed REIT Platform revenue	6,322,970	8,048,630	3,068,306
Reimbursable costs from Managed REITs	4,278,667	5,800,808	3,258,983
Total revenues	168,764,571	124,024,363	109,528,549
Operating expenses:
Property operating expenses	48,127,657	38,305,199	35,723,111
Property operating expenses – affiliates	—	—	6,605,670
Managed REIT Platform expenses	1,451,166	2,806,921	2,739,556
Reimbursable costs from Managed REITs	4,278,667	5,800,808	3,258,983
General and administrative	23,265,196	16,471,199	10,461,453
Depreciation	40,946,406	32,294,627	29,605,278
Intangible amortization expense	12,422,205	9,777,116	11,493,394
Self administration transaction expenses	—	—	1,572,238
Acquisition expenses – affiliates	—	—	84,061
Other acquisition expenses	934,838	1,366,092	141,489
Contingent earnout adjustment	12,619,744	(2,500,000)	200,000
Impairment of goodwill and intangible assets	—	36,465,732	—
Impairment of investments in Managed REITs	—	4,376,879	—
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	—	—
Total operating expenses	152,435,452	145,164,573	101,885,233
Gain on sale of real estate	178,631	—	3,944,696
Income (loss) from operations	16,507,750	(21,140,210)	11,588,012
Other income (expense):
Interest expense	(31,818,237)	(32,597,613)	(37,563,247)
Interest expense – accretion of fair market value of secured debt	110,942	130,682	131,611
Interest expense – debt issuance costs	(1,676,309)	(3,586,381)	(3,996,676)
Net loss on extinguishment of debt	(2,444,788)	—	(2,647,633)
Gain resulting from acquisition of unconsolidated affiliates	—	—	8,017,353
Other, net	(244,076)	5,986,719	(624,958)
Net loss	(19,564,718)	(51,206,803)	(25,095,538)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,663,123	6,901,931	2,010,959
Less: Distributions to preferred stockholders	(12,500,000)	(10,049,522)	(1,665,754)
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(29,401,595)	$(54,354,394)	$(24,750,333)
Net loss per Class A share – basic and diluted	$(0.37)	$(0.91)	$(0.42)
Net loss per Class T share – basic and diluted	$(0.37)	$(0.91)	$(0.42)
Weighted average Class A shares outstanding – basic and diluted	71,454,798	51,813,718	50,734,472
Weighted average Class T shares outstanding – basic and diluted	7,983,576	7,802,689	7,607,654

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss	$(19,564,718)	$(51,206,803)	$(25,095,538)
Other comprehensive income (loss):
Foreign currency translation adjustment	65,261	965,103	2,371,517
Foreign currency hedge contract losses	(394,417)	(596,969)	(3,226,682)
Interest rate swap and cap contract gains (losses)	4,335,323	(2,541,625)	(2,575,366)
Other comprehensive gain (loss)	4,006,167	(2,173,491)	(3,430,531)
Comprehensive loss	(15,558,551)	(53,380,294)	(28,526,069)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,211,209	7,196,529	2,095,801
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(13,347,342)	$(46,183,765)	$(26,430,268)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2021, 2020 and 2019

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2018	50,437,059	$50,437	7,533,790	$7,534	$500,474,807	$(94,248,326)	$(62,340,153)	$1,390,354	$345,334,653	$(77,756)	$345,256,897	$—	$32,226,815
Offering costs	—	—	—	—	(42,039)	—	—	—	(42,039)	—	(42,039)	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	150,000,000	—
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	(3,573,836)	—
Issuance of limited partnership units in our Operating Partnership in connection with the SSGT Mergers	—	—	—	—	—	—	—	—	—	4,217,399	4,217,399		—
Issuance of limited partnership units in our Operating Partnership in connection with the Self Administration Transaction	—	—	—	—	—	—	—	—	—	63,643,000	63,643,000		—
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	—	—	—	—	9,687,035	—	—	—	9,687,035	9,112,965	18,800,000	—	—
Contribution of special limited partnership interest in exchange for limited partnership interests in our Operating Partnership	—	—	—	—	(18,800,000)	—	—	—	(18,800,000)	—	(18,800,000)	—	—
Noncontrolling interests related to the consolidated Tenant Protection Programs joint ventures	—	—	—	—	—	—	—	—	—	21,800	21,800	—	—
Redemption of limited partnership interests held by our Former Advisor	—	—	—	—	(291,103)	—	—	—	(291,103)	91,103	(200,000)	—	—
Changes to redeemable common stock	—	—	—	—	(16,045,030)	—	—	—	(16,045,030)	—	(16,045,030)	—	16,046,535
Redemptions of common stock	(556,575)	(557)	(35,079)	(35)	—	—	—	—	(592)	—	(592)	—	(4,881,988)
Issuance of restricted stock	251,993	252	—	—	—	—	—	—	252	—	252	—	—
Distributions	—	—	—	—	—	(34,394,461)	—	—	(34,394,461)	—	(34,394,461)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,902,654)	(2,902,654)	—	—
Issuance of shares for distribution reinvestment plan	1,302,647	1,303	201,182	201	16,045,030	—	—	—	16,046,534	—	16,046,534	—	—
Equity based compensation expense	—	—	—	—	404,540	—	—	—	404,540	—	404,540	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(24,750,333)	—	(24,750,333)	—	(24,750,333)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,010,959)	(2,010,959)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,311,488	2,311,488	60,029	2,371,517	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(3,030,727)	(3,030,727)	(195,955)	(3,226,682)	—	—
Interest rate swap and cap contract gain (loss)	—	—	—	—	—	—	—	(2,626,450)	(2,626,450)	51,084	(2,575,366)	—	—
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(46,907)	—	—	—	(46,907)	—	(46,907)	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	50,000,000	—
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	(70,057)	—
Changes to redeemable common stock	—	—	—	—	(15,954,081)	—	—	—	(15,954,081)	—	(15,954,081)	—	15,954,081
Redemptions of common stock	(164,894)	(165)	—	—	—	—	—	—	(165)	—	(165)	—	(2,009,868)
Issuance of restricted stock	71,567	72	—	—	—	—	—	—	72	—	72	—	—
Distributions	—	—	—	—	—	(35,310,382)	—	—	(35,310,382)	—	(35,310,382)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,525,293)	(5,525,293)	—	—
Issuance of shares for distribution reinvestment plan	1,318,605	1,319	204,018	204	15,952,558	—	—	—	15,954,081	—	15,954,081	—	—
Equity based compensation expense	—	—	—	—	1,023,196	—	—	—	1,023,196	715,677	1,738,873	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(54,354,394)	—	(54,354,394)	—	(54,354,394)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(6,901,931)	(6,901,931)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	845,698	845,698	119,405	965,103	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(525,540)	(525,540)	(71,429)	(596,969)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(2,199,051)	(2,199,051)	(342,574)	(2,541,625)	—	—
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	52,661	7,903,911	7,904	492,408,006	(163,953,169)	(141,444,880)	(3,834,228)	183,236,294	60,003,911	243,240,205	196,356,107	57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	-	-	-	-	-	-	-	-	-	4,761,315	4,761,315	-	-
Offering Costs of SST VI OP	-	-	-	-	-	-	-	-	-	(1,239,194)	(1,239,194)	-	-
Issuance of common stock in connection with SST IV Merger	23,137,540	23,138	-	-	231,389,332	-	-	-	231,412,470	-	231,412,470	-	-
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	-	-	-	-	-	-	-	-	-	11,219,744	11,219,744	-	-
Acquisition of noncontrolling interest related to the Tenant Protection Programs joint ventures	-	-	-	-	-	-	-	-	-	(10,900)	(10,900)	-	-
Offering costs	-	-	-	-	(335,175)	-	-	-	(335,175)	-	(335,175)	-	-
Changes to redeemable common stock	-	-	-	-	(19,564,929)	-	-	-	(19,564,929)	-	(19,564,929)	-	19,564,929
Redemptions of common stock	(359,976)	(360)	(30,158)	(30)	-	-	-	-	(390)	-	(390)	-	(5,565,829)
Issuance of restricted stock	78,192	78	-	-	-	-	-	-	78	-	78	-	-
Distributions	-	-	-	-	-	(47,011,295)	-	-	(47,011,295)	-	(47,011,295)	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(6,338,488)	(6,338,488)	-	-
Issuance of shares for distribution reinvestment plan	1,541,585	1,541	182,445	182	19,563,206	-	-	-	19,564,929	-	19,564,929	-	-
Equity based compensation expense	-	-	-	-	1,279,432	-	-	-	1,279,432	1,628,376	2,907,808	-	-
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	-	-	-	-	-	-	(29,401,595)	-	(29,401,595)	-	(29,401,595)	-	-
Deconsolidation of SST VI OP	-	-	-	-	-	-	-	-	-	(3,170,238)	(3,170,238)	-	-
Net loss attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	(2,663,123)	(2,663,123)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	47,424	47,424	17,837	65,261	-	-
Foreign currency hedge contract loss	-	-	-	-	-	-	-	(337,219)	(337,219)	(57,198)	(394,417)	-	-
Interest rate swap and cap contract gain	-	-	-	-	-	-	-	3,844,048	3,844,048	491,275	4,335,323	-	-
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(19,564,718)	$(51,206,803)	$(25,095,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,368,611	42,071,743	41,098,672
Change in deferred tax liability	(2,025,869)	(5,926,732)	(806,083)
Accretion of fair market value adjustment of secured debt	(110,942)	(130,682)	(131,611)
Amortization of debt issuance costs	1,676,309	3,586,381	3,996,676
Equity based compensation expense	2,907,808	1,738,873	404,540
Contingent earnout adjustment	12,619,744	(2,500,000)	200,000
Equity in loss of unconsolidated joint ventures	1,050,250	-	-
Unrealized foreign currency and derivative (gains) losses	467,989	(93,878)	(797,999)
Net loss on extinguishment of debt	2,444,788	-	2,647,633
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	8,389,573	-	-
Gain on deconsolidation of SST VI OP	(169,533)	-	-
Gain on sale of real estate	(178,631)	-	(3,944,696)
Impairment of goodwill and intangible assets	-	36,465,732	-
Impairment of investments in Managed REITs	-	4,376,879	-
Gain resulting from acquisition of unconsolidated affiliates	-	-	(8,017,353)
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(1,367,439)	(1,170,734)	(835,114)
Accounts payable and accrued liabilities	99,039	298,510	1,576,029
Managed REITs receivables	(304,468)	(428,284)	(122,629)
Due to affiliates	(537,527)	(311,134)	(405,505)
Net cash provided by operating activities	58,764,984	26,769,871	9,767,022
Cash flows from investing activities:
Purchase of real estate	(64,585,072)	(612,892)	(9,435,343)
Additions to real estate	(10,288,805)	(14,946,580)	(12,291,574)
Deposits on acquisition of real estate	(340,000)	(298,317)	(200,000)
Purchase of SSGT II Preferred Units	-	(32,500,000)	-
Redemption of SSGT II Preferred Units	13,500,000	19,000,000	-
Settlement of foreign currency hedges	(3,190,899)	398,951	918,558
Investments in unconsolidated real estate entities, net	(5,795,399)	-	-
Deconsolidation of SST VI OP	(3,011,368)	-	-
SST VI OP repayment of debt	5,600,000	-	-
Investment in SST VI Mezzanine Loan debt	(6,800,000)	-	-
Purchase of other investments	(1,967,476)	-	-
SST IV Merger, net of cash acquired	(46,486,510)	-	-
Net proceeds from the sale of real estate	256,237	-	15,721,610
Settlement of company owned life insurance	2,894,561	-	3,122,962
Proceeds from sale of real estate joint venture	-	-	3,358,814
SSGT Mergers, net of cash acquired	-	-	(345,538,595)
Self Administration Transaction, net of cash acquired	-	-	(3,292,958)
Purchase of foreign currency hedge	-	-	(147,347)
Net cash used in investing activities	(120,214,731)	(28,958,838)	(347,783,873)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	271,675,995	341,717	535,852,363
Proceeds from issuance of revolver debt	246,505,250	-	-
Repayment of revolver debt	(15,000,000)	-	-
Repayment of non-revolver debt	(422,190,754)	-	(251,732,077)
Scheduled principal payments on non-revolver debt	(1,294,637)	(701,136)	(802,789)
Debt issuance costs	(6,970,064)	(4,537)	(8,531,362)
Debt defeasance costs	(525,467)	-	(1,690,703)
Common stock offering costs	(971,752)	(656,524)	(709,842)
Redemption of common stock	(4,622,000)	(1,708,305)	(5,740,677)
Gross proceeds from issuance of equity in SST VI OP	4,015,815	-	-
Offering costs related to issuance of equity in SST VI OP	(373,067)	-	-
Distributions paid to preferred stockholders	(12,277,935)	(8,786,655)	-
Distributions paid to common stockholders	(26,157,045)	(19,160,171)	(18,207,418)
Distributions paid to noncontrolling interests in our Operating Partnership	(6,139,772)	(5,514,994)	(2,440,247)
Gross proceeds from issuance of preferred stock	-	50,000,000	150,000,000
Preferred stock issuance costs	-	(70,057)	(3,573,836)
Redemption of noncontrolling interest	-	-	(200,000)
Net cash provided by financing activities	25,674,567	13,739,338	392,223,412
Impact of foreign exchange rate changes on cash and restricted cash	(196,135)	536,182	352,354
Change in cash, cash equivalents, and restricted cash	(35,971,315)	12,086,553	54,558,915
Cash, cash equivalents, and restricted cash beginning of year	80,657,676	68,571,123	14,012,208
Cash, cash equivalents, and restricted cash end of year	$44,686,361	$80,657,676	$68,571,123

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$27,220,673	$32,834,244	$35,942,900
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$19,564,929	$15,954,081	$16,046,534
Distributions payable	$8,360,420	$6,650,317	$5,159,105
Redemption of common stock included in accounts payable and accrued liabilities	$1,676,874	$732,725	$431,326
Deposit applied to the purchase of real estate	$156,940	$200,000	$1,000,000
Real estate and construction in process included in accounts payable and accrued liabilities	$19,056	$248,845	$1,420,217
Foreign currency contracts, interest rate swaps, and interest rate cap contract in accounts payable and accrued liabilities and other assets	$4,335,673	$4,862,285	$3,575,580
Issuance of common stock in connection with the SST IV Merger	$231,412,470	$—	$—
Debt assumed in the SST IV Merger	$81,165,978	$—	$—
Conversion of A-2 Units into A-1 Units	$11,219,744	$—	$—
Issuance of units in our Operating Partnership in SSGT Mergers	$—	$—	$4,217,399
Debt assumed in SSGT Mergers	$—	$—	$5,038,435
Net liabilities assumed in SSGT Mergers	$—	$—	$1,712,596
Issuance of Class A-1 units in our Operating Partnership in the Self Administration Transaction	$—	$—	$63,643,000
Debt assumed in the Self Administration Transaction	$—	$—	$19,219,126
Contingent earnout consideration issued in the Self Administration Transaction	$—	$—	$30,900,000
Issuance of limited partnership units in our Operating Partnership in exchange for special limited partnership interest	$—	$—	$18,800,000
Deferred tax liabilities related to the Self Administration Transaction	$—	$—	$7,415,654
Accounts payable and other accrued liabilities assumed in the Self Administration Transaction	$—	$—	$722,286
Transfer of other assets to debt issuance costs	$—	$—	$1,075,000

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of December 31, 2021, we owned 139 self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, and Washington) and the Greater Toronto Area of Ontario, Canada, as well as 50% equity interests in six unconsolidated real estate ventures located in the Greater Toronto Area. As of December 31, 2021, our unconsolidated real estate ventures consisted of five operating self storage properties and one parcel of land being development into a self storage facility, with subsidiaries of SmartCentres owning the other 50% of such entities.

As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) and Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”) (SSGT II, SST VI, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of, as of December 31, 2021, 17 properties and approximately 12,000 units and 1.3 million rentable square feet.

Potential and Completed Transactions

Potential SSGT II Merger

On February 24, 2022, the Company, SSGT II, and SSGT II Merger Sub, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Company (“SSGT II Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “SSGT II Merger Agreement”). Pursuant to the SSGT II Merger Agreement, the Company will acquire SSGT II by way of a merger of SSGT II with and into SSGT II Merger Sub, with SSGT II Merger Sub being the surviving entity (the “SSGT II Merger”). The SSGT II Merger is expected to close during the second quarter of 2022.

Assuming all of the conditions of the SSGT II Merger are satisfied and the SSGT II Merger is consummated in accordance with the terms in the SSGT II Merger Agreement, the Company will acquire all of the real estate owned by SSGT II, which as of February 24, 2022 consisted of (i) 10 self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interests in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada.

See Note 14 – Subsequent Events, for additional information related to the potential SSGT II Merger.

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “JV Properties”). As of the merger date, the JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, jointly owned with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”).

As a result of the SST IV Merger, approximately 23.1 million shares of SmartStop class A common stock ("Class A Shares") were issued in exchange for approximately 10.6 million shares of SST IV common stock.

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

December 31, 2021, 2020 and 2019

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

Equity

The Company was formed on January 8, 2013, under the Maryland General Corporation Law. We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”), marketed and sold primarily through retail investor channels, including the independent broker dealer channel. At the termination of our Offering in January 2017, we had sold approximately 48 million Class A Shares and approximately 7 million shares of Class T common stock (“Class T Shares”) for approximately $493 million and $73 million respectively.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2021, we had sold approximately 6.9 million Class A Shares and approximately 1.0 million Class T Shares for approximately $73.0 million and $10.6 million, respectively, in our DRP Offering.

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

On October 19, 2021, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated value per share of our common stock of $15.08 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2021.

As a result of the calculation of our estimated value per share, beginning in October 2021, shares sold pursuant to our DRP Offering are being sold at the estimated value per share of $15.08 for both Class A Shares and Class T Shares. On March 7, 2022, the board of directors approved the suspension of the Company's distribution reinvestment plan and share redemption program. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

December 31, 2021, 2020 and 2019

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

Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we own. As of December 31, 2021, we owned approximately 89.2% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 10.8% of the common units are owned by current and former members of our executive management team or indirectly by SAM, its affiliates, and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (our “TRS”), or other taxable REIT subsidiaries which are directly or indirectly wholly-owned subsidiaries of our Operating Partnership.

COVID-19

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have been affected by COVID-19 in various ways, including but not limited to, national and local jurisdictions issuing orders causing temporary restrictions on our business in certain markets, temporary shutdowns of certain of our facilities, customer behavior and their comfort levels visiting our facilities, as well as the broader economic impacts of COVID-19. The negative financial and operational impact associated with these items was most significant in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020, and through 2021. Future governmental orders or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”), the operating partnership of SST VI, and its wholly-owned subsidiaries, were consolidated by us until May 1, 2021. From March 10, 2021 (the date of our initial investment in SST VI OP) until May 1, 2021, the portion not wholly-owned by us was presented as noncontrolling interests, and all intercompany accounts and transactions were eliminated in consolidation during that period.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

As of December 31, 2021, we were not a party to any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres acquired in the SST IV Merger, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures for additional information), and our Tenant Protection Programs joint venture with SSGT II and SST VI, which are consolidated.

As of December 31, 2020, we were also a party to and consolidated our Tenant Protection Programs joint venture with SST IV, which became a wholly-owned entity as a result of the SST IV Merger.

Equity Investments

Under the equity method, our investments will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of December 31, 2021, and 2020, we owned equity and debt investments with a carrying value of approximately $11.0 million, and $15.1 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for our equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. We record the interest on the debt investments on the accrual basis and such income is included in other in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Also included in Investments in and advances to Managed REITs as of December 31, 2021 are receivables from the Managed REITs of approximately $1.4 million. As of December 31, 2020, receivables from the Managed REITs approximated $0.5 million. For additional discussion, see Note 10 – Related Party Transactions.

Noncontrolling Interests in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership and the noncontrolling interests in our Tenant Protection Programs joint ventures with SSGT II and SST VI in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in the SSGT II and SST VI Tenant Protection Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values as of the date of acquisition. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date. We engage third-party valuation specialists to assist in the determination of significant estimates and market-based assumptions used in the valuation models.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $21.5 million, none, and $13.6 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2021, 2020 and 2019, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Other factors considered as part of the purchase price allocation include historical operating data related to the properties, land sales comparisons, growth rates and discount rates.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2021 and 2020, our property acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed.

During the years ended December 31, 2021, 2020, and 2019 we expensed approximately $0.9 million, $1.4 million, and $0.2 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

As discussed in Note 5 – Self Administration Transaction, the Self Administration Transaction was an acquisition of a business.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the years ended December 31, 2021, 2020, and 2019, no impairment losses were recognized.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

See Note 5 – Self Administration Transaction for additional information.

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

As of December 31, 2021 and December 31, 2020, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of December 31, 2021 and December 31, 2020, approximately $0.4 million and $0.5 million, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2022, 2023, 2024, and thereafter is approximately $140,000, $140,000, $70,000, and none thereafter, respectively.

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

See Note 5 – Self Administration Transaction for additional information.

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

December 31, 2021, 2020 and 2019

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

Additionally, we earn revenue in connection with our Tenant Protection Programs joint ventures with our Managed REITs. We also earn development and construction management revenue from services we provide in connection with the project design, coordination and oversite of development and certain capital improvement projects undertaken by the Managed REITs. We recognize such revenue in the Managed REIT Platform revenue line within our consolidated statements of operations as the services are performed or delivered. See Note 10 – Related Party Transactions, for additional information regarding revenue generated from our Managed REIT Platform.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2021 and 2020, approximately $0.5 million and $0.3 million were recorded to allowance for doubtful accounts, respectively.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $3.7 million, $2.9 million, and $2.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, within property operating expenses, and approximately $0.8 million, $0.6 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, within general and administrative.

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

December 31, 2021, 2020 and 2019

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period, which is generally 18 months. As of December 31, 2021, the gross amount allocated to in-place lease intangibles was approximately $68.6 million and accumulated amortization of in-place lease intangibles totaled approximately $56.8 million. As of December 31, 2020, the gross amounts allocated to in-place lease intangibles were approximately $47.3 million and accumulated amortization of in-place lease intangibles totaled approximately $45.7 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2022, 2023, 2024, 2025, and thereafter is approximately $10.5 million, $0.2 million, $0.1 million, $0.1 million, and $1.0 million respectively.

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to the Tenant Protection Programs joint ventures. For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships.

As of December 31, 2021, the gross amount of the intangible assets related to the Managed REITs contracts and the customer relationships related to the Tenant Protection Programs joint ventures was approximately $6.8 million and the accumulated amortization was approximately $4.3 million. As of December 31, 2020, the gross amount of the intangibles related to the Managed REITs contracts and the customer relationships related to the Tenant Protection Programs joint ventures was approximately $18.1 million and accumulated amortization of those intangibles totaled approximately $7.3 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2022, 2023, 2024, 2025 and thereafter is approximately $0.7 million, $0.7 million, $0.7 million, $0.3 million and none thereafter, respectively.

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

See Note 5 – Self Administration Transaction for additional information.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt; amounts incurred related to obtaining revolving debt are included in the debt issuance costs line on our consolidated balance sheet (see Note 6 – Debt). Debt issuance costs are amortized using the effective interest method.

As of December 31, 2021, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.8 million. As of December 31, 2020, the gross amount of debt issuance costs related to our revolving credit facility totaled none, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled none.

As of December 31, 2021, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $1.9 million. As of December 31, 2020, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $12.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $7.9 million.

Organizational and Offering Costs

We pay our Former Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. In accordance with the selling agreements we entered into with respect to the sale of Class T Shares, we will cease paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets; (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of both Class A Shares and Class T Shares in our Primary Offering, which calculation shall be made by us with the assistance of our Former Dealer Manager commencing after the termination of the Primary Offering; (iii) the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated (or March 31, 2022); and (iv) the date that such Class T Share is redeemed or is no longer outstanding. Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. We recorded a liability within due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T Shares as an offering cost.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $3.8 million and a gain of approximately $0.6 million for the years ended December 31, 2021 and 2020, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

As of December 31, 2021, our redemption program remained suspended other than for redemptions sought in connection with a stockholder’s death, qualifying disability, confinement to a long-term care facility or other exigent circumstances. On March 7, 2022, the board of directors approved the complete suspension of the Company's SRP. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

For the year ended December 31, 2021, we received redemption requests totaling approximately $5.6 million (approximately 0.4 million shares), approximately $3.9 million of which were fulfilled during the year ended December 31, 2021, with the remaining approximately $1.7 million included in accounts payable and accrued liabilities as of December 31, 2021 and fulfilled in January 2022.

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

December 31, 2021, 2020 and 2019

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

Employee Benefit Plan

The Company terminated its relationship with a professional employer organization and began maintaining its own retirement savings plan during the year ended 2021 under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the year ended December 31, 2021, the Company made matching contributions to such plan of approximately $0.2 million, based on a company match of 100% on the first 4% of an employee’s compensation.

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

December 31, 2021, 2020 and 2019

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

The table below summarizes our fixed rate notes payable at December 31, 2021 and 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$353,600,000	$340,967,113	$316,000,000	$301,988,969

As of December 31, 2021 and 2020, we had interest rate swaps, interest rate caps, and a net investment hedge (See Notes 6 and 8). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2021, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

December 31, 2021, 2020 and 2019

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

As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for U.S. federal income tax purposes.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. As of December 31, 2021, the net deferred tax liability of approximately $7.7 million was comprised of a deferred tax liability of approximately $0.6 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $7.1 million recorded at certain of our Canadian entities’ properties. The $7.1 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $10.2 million, net of a gross deferred tax asset of approximately $3.1 million

As of December 31, 2020, the net deferred tax liability of approximately $8.4 million was comprised of a deferred tax liability of approximately $2.6 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $5.8 million recorded at certain of our Canadian entities’ properties. The $5.8 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $9.6 million, net of a gross deferred tax asset of approximately $3.8 million.

The income tax benefit for the years ended December 31, 2021 and 2020 includes a deferred tax benefit of approximately $2.0 million and $5.9 million, respectively. For the years ended December 31, 2021 and 2020, the income tax benefit was reduced by a current tax expense of approximately $0.2 million and $0.1 million, respectively. There was no material change between our expected tax rates and our actual tax rates.

The Company recorded a net combined foreign, federal, and state income tax benefit of $1.8 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively, which are included in Other in our consolidated statements of operations. As of December 31, 2021 and 2020, there were unrecognized tax benefits of approximately $3.7 million and $4.1

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

million. These unrecognized tax benefits represent the tax benefit from the carry forward of non-capital losses at certain of our Canadian properties for Canadian income tax purposes which we have recorded a full valuation allowance against.

Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2021 and 2020, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2017-2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of December 2021, approximately 22%, 21%, and 11% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

Diluted earnings per share is computed by including the dilutive effect of the conversion of all potential common stock equivalents (which includes unvested restricted stock, convertible preferred stock, Class A and Class A-1 OP Units, and LTIP Units) and accordingly, adjusting net income to add back any changes in earnings that reduce earnings per common share in the period associated with the convertible security. For all periods presented, the dilutive effect of convertible preferred stock and unvested restricted stock was not included in the diluted weighted average shares as such impact was antidilutive.

The following table presents the weighted average Class A and Class A-1 OP Units, Preferred Stock, LTIP Units, and Restricted Stock Awards, that were excluded from the computation of earnings per share as their effect would have been antidilutive:

	For the Year Ended December 31,
	2021	2020	2019
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Class A and Class A-1 OP Units	10,097,549	9,095,029	9,095,029
Series A Convertible Preferred Stock	18,761,726	14,917,110	2,428,744
LTIP Units	179,344	46,449	-
Restricted Stock Awards	105,476	81,290	49,555
	29,144,095	24,139,878	11,573,328

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Recently Adopted Accounting Guidance

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
Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2021 and 2020:

Real estate facilities
Balance at December 31, 2019	$1,173,825,368
Impact of foreign exchange rate changes	4,147,798
Acquisitions, additions and other(1)	32,129,416
Balance at December 31, 2020	1,210,102,582
Facilities acquired through merger with SST IV	324,344,636
Facility acquisitions	47,162,974
Impact of foreign exchange rate changes	(138,457)
Improvements and additions(2)	12,151,893
Other facility acquisitions(3)	15,689,143
Disposition due to deconsolidation(3)	(15,689,143)
Balance at December 31, 2021	$1,593,623,628
Accumulated depreciation
Balance at December 31, 2019	$(83,692,491)
Depreciation expense	(31,711,102)
Impact of foreign exchange rate changes	(499,452)
Balance at December 31, 2020	(115,903,045)
Depreciation expense	(40,158,233)
Disposition due to deconsolidation(3)	62,466
Impact of foreign exchange rate changes	71,937
Balance at December 31, 2021	$(155,926,875)

(1)
Such amount includes approximately $13 million of construction in process that was placed into service during the year ended December 31, 2020.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(2)
Included herein is an addition to our Riverview, Florida property of approximately $2.3 million, which added approximately 25,400 net rentable square feet and approximately 150 additional units, and opened in June of 2021. The remainder consists primarily of solar panel installations, LED lighting conversions, and other general capital improvements.
(3)
Such activity represents the acquisition of a property completed by SST VI OP, which as of the acquisition date was consolidated within our consolidated financial statements. On May 1, 2021, we deconsolidated SST VI OP as we were no longer the primary beneficiary, which resulted in the removal of such facility from our consolidated balance sheet. Our investment in SST VI OP is now included within “Investments in and advances to managed REITs” within our consolidated balance sheet.

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

On the SST IV Merger Date, each share of SST IV common stock outstanding immediately prior to the SST IV

Merger Date (other than shares owned by SST IV and its subsidiaries or us and our subsidiaries) was automatically converted into the right to receive 2.1875 Class A Shares (the “SST IV Merger Consideration”). Immediately prior to the SST IV Merger Effective Time, all shares of SST IV common stock that were subject to vesting and other restrictions also became fully vested and converted into the right to receive the SST IV Merger Consideration.

As a result of the SST IV Merger, we acquired all of the real estate owned by SST IV, consisting of 24 wholly-owned self storage facilities located across nine states and six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. As of the SST IV Merger Date, the real estate joint ventures consisted of three operating properties and three properties in various stages of development.

The following table reconciles the total consideration transferred in the SST IV Merger:

Fair Value of Consideration Transferred:
Common stock issued	$231,412,470
Cash (1)	54,250,000
Other	365,703
Total Consideration Transferred	$286,028,173

(1)
The approximately $54.3 million in cash was primarily used to pay off approximately $54.0 million of SST IV debt that we did not assume in the Merger, as well as approximately $0.3 million in transaction costs.

We issued approximately 23.1 million Class A Shares to the former SST IV shareholders in connection with the SST IV Merger. The estimated fair value of our common stock issued was determined by third party valuation specialists primarily based on an income approach to value the properties as well as our Managed REIT Platform, adjusted for market related adjustments and illiquidity discounts, less the estimated fair value of our debt and other liabilities.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2 – Summary of Significant Accounting Policies. The key assumptions used in estimating the fair value of our common stock included a marketability discount of 6%, and projected annual net operating income, land sales comparisons, growth rates, discount rates, and capitalization rates.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the SST IV Merger:

Assets Acquired:
Land	$54,385,560
Buildings	257,618,228
Site improvements	12,340,848
Construction in progress	1,467,090
Intangible assets	20,052,449
Investments in real estate joint ventures	17,495,254
Cash and cash equivalents, and restricted cash	7,763,490
Other assets	4,145,394
Total assets acquired	$375,268,313
Liabilities assumed:
Debt (1)	$81,165,978
Accounts payable and other liabilities	8,074,162
Total liabilities assumed	$89,240,140
Total net assets acquired	$286,028,173

(1)
Debt assumed includes approximately $40.5 million of debt on the KeyBank SST IV CMBS Loan, a $0.1 million fair market value discount on such debt, and the approximately $40.8 million SST IV TCF Loan. See Note 6 – Debt for additional information.

Self Storage Facility Acquisitions

On April 16, 2021, we purchased a self storage facility (the “Oakville III Property”) located in the Greater Toronto Area of Ontario, Canada. We acquired the Oakville III Property from an unaffiliated third party for a purchase price of approximately $25.0 million Canadian Dollars ("CAD"), plus closing costs. Upon acquisition, the property was approximately 42% occupied.

On May 27, 2021, we purchased a self storage facility located in Riverside, California (the “Riverside III Property”). The purchase price for the Riverside III Property was approximately $10.7 million, plus closing costs. Upon acquisition, the property was approximately 95% occupied.

On October 19, 2021 we purchased a self storage facility (the "Lakewood Property") located in the greater Denver, Colorado area. The purchase price for the Lakewood Property was approximately $17.5 million, plus closing costs. Upon acquisition, the property was approximately 91.3% occupied.

The following table summarizes our purchase price allocation for our acquisitions during the year ended December 31, 2021:

Acquisition	Acquisition Date	Real Estate Assets	Construction in Process	Investment in Real Estate Joint Ventures	Intangibles	Total(1)	2021 Revenue(2)	2021 Net Operating Income(2)(3)
SST IV Merger	3/17/2021	$324,344,636	$1,467,090	$17,495,254	$20,052,449	$363,359,429	$24,956,689	$17,312,323
Iroquois Shore Road- Oakville III	4/16/2021	20,061,045	-	-	332,840	20,393,885	568,351	269,764
Van Buren Blvd - Riverside III	5/27/2021	10,216,645	-	-	450,145	10,666,790	509,698	330,084
Alameda Parkway- Lakewood	10/19/2021	16,885,284	-	-	626,258	17,511,542	241,967	151,443
2021 Total		$371,507,610	$1,467,090	$17,495,254	$21,461,692	$411,931,646	$26,276,705	$18,063,614

(1)
The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(2)
The operating results of the self storage properties acquired during the year ended December 31, 2021 were included in our consolidated statements of operations since their respective acquisition date. Such amounts do not include activity from our investments in real estate joint ventures, which are included in Other in our consolidated statements of Operations. For additional information see Note 4 - Investments in Unconsolidated Real Estate Ventures.
(3)
Net operating income excludes corporate general and administrative expenses, interest expenses, depreciation, amortization and acquisition expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Subsequent Acquisitions

On February 8, 2022, subsequent to December 31, 2021, we purchased a self storage facility located in Algonquin, Illinois (the "Algonquin Property"). The purchase price for the Algonquin Property was approximately $19 million, plus closing costs. Upon acquisition, the property was approximately 72.4% occupied. See Note 14 - Subsequent Events for additional information.

Potential Acquisitions

On December 28, 2021, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Portland, Oregon (the “Portland Property”). The purchase price for the Portland Property is $15 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Portland Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On January 31, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Vancouver, Washington (the “Vancouver Property”). The purchase price for the Vancouver Property is $25 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Vancouver Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On February 23, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Sacramento, California (the “Sacramento Property”). The purchase price for the Sacramento Property is $25.8 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Sacramento Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On February 24, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of two existing operating self storage facilities located in the cities of Levittown, Pennsylvania, and Newark, Delaware (the “Levittown and Newark Portfolio”). The purchase price for the Levittown and Newark Portfolio is approximately $40.7 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Levittown and Newark Portfolio, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On March 17, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of St. Johns, Florida (the “St. Johns Property”). The purchase price for the St. Johns Property is $16.3 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the St. Johns Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On March 11, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Chandler, Arizona (the “Chandler Property”). The purchase price for the Chandler Property is $25.5 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Chandler Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

In addition to the mezzanine loan, SST VI financed the acquisition, in part, by obtaining a third party mortgage loan on the property of approximately $9 million.

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

SST VI raised sufficient equity through its private offering such that, since May 1, 2021, we were no longer the primary beneficiary, and their operations are no longer consolidated by us. See Note 10 – Related Party Transactions for more information regarding our investments in SST VI and SST VI OP.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. As of December 31, 2021, the real estate joint ventures consisted of five operating properties and one property under development. These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land and develop and operate the properties as self storage facilities.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments. For the year ended December 31, 2021, we recorded an aggregate loss of approximately $0.5 million from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in the Greater Toronto Area, Canada:

Location	Date Real Estate Venture Became Operational	Carrying Value of Investment as of December 31, 2021
Oshawa	August 2021	$1,801,413
East York	June 2020	6,393,576
Brampton	November 2020	2,354,346
Vaughan	January 2021	2,871,265
Scarborough	November 2021	2,862,677
Kingspoint	Under Development	2,660,007
		$18,943,284

Financing Agreement

We, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships, also became party to a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres.

The initial maximum amount available under the MMCA was approximately CAD $60 million, however, the SmartCentres Financing includes an accordion feature such that borrowings pursuant thereto may be increased up to

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

approximately CAD $120 million subject to certain conditions set forth in the MMCA. On August 18, 2021, the Kingspoint property was added to the MMCA, increasing the available capacity to approximately CAD $68.5 million.

As of December 31, 2021, approximately CAD $67.2 million was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the JV Properties.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. The interest rate on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate (as defined in the MMCA), plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of December 31, 2021, the total interest rate was approximately 2.64%.

The SmartCentres Financing had an original maturity date of May 11, 2021. On April 30, 2021, the SmartCentres Financing was amended and the maturity date was extended until May 11, 2024, and contains two one year extension options. Monthly interest payments are initially added to the outstanding principal balance. At such time as the JV Property is generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. As of December 31, 2021, no such payments had commenced. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

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

As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV (until the SST IV Merger Date), SSGT II, and we acquired the internal capability to originate, structure and manage additional future investment products which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Agreements

Contribution Agreement

On June 28, 2019, we along with our Operating Partnership, as contributee, and SAM and SS OP Holdings, as contributor, entered into a Contribution Agreement (the “Contribution Agreement”) whereby the Operating Partnership acquired the Self Storage Platform and certain other assets, including (a) SAM’s, or its subsidiaries’, 100% membership interests in our Former External Advisor and Former External Property Managers, the advisor and property manager for SST IV, the advisor and property manager for SSGT II, entities related to the Tenant Protection Programs joint ventures, and certain entities related to SAM’s self storage business in Canada; (b) all equipment, furnishings, fixtures and computer equipment as set forth in the Contribution Agreement; (c) certain personal property as set forth in the Contribution Agreement; (d) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “SmartStop®” brand and “Strategic Storage®” related trademarks); (e) SAM’s processes, practices, procedures and workforce related to the self storage business (then consisting of a total of approximately 350 on-site self storage employees, regional and district managers, other personnel and the then current executive management team of the Company), and (f) certain other assets as set forth in the Contribution Agreement, in exchange for $769,126 in cash, assumption of existing debt in the amount of $15 million, and 8,698,956 Class A-1 limited partnership units of the Operating Partnership (“Class A-1 Units”) and 3,283,302 Class A-2 limited partnership units of the Operating Partnership (“Class A-2 Units”). For a description of the Class A-1 Units and Class A-2 Units, see below under the heading “Third Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement.”

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

December 31, 2021, 2020 and 2019

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

The Class A-2 Units conversion rights will expire seven years following the closing date of the Self Administration Transaction. Notwithstanding the foregoing, the earnout consideration will be earned and automatically convert in the event of an “Earnout Acceleration Event” (as defined in the Operating Partnership Agreement), which includes each of the following: certain change of control events (as described in the Operating Partnership Agreement), or H. Michael Schwartz being removed either as a member of our board of directors or as one of our executive officers for any reason other than cause. For additional information, see the Accounting Considerations Subsequent to Acquisition section further below.

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

As a result of this acquisition, we remeasured the book value of our preexisting 50% equity method investments in our Tenant Protection Programs joint ventures to fair value, which resulted in a gain of approximately $8.0 million which was presented in the gain resulting from acquisition of unconsolidated affiliates line-item in our consolidated statements of operations as of the date of the acquisition.

The estimated fair value of the contingent earnout, Class A-2 Units, was determined based on a discounted probability weighted forecast of achieving the requisite AUM thresholds. Subsequent to the completion of the Self Administration Transaction, such liability is required to be recorded at fair value.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Allocation of Consideration

The consideration transferred pursuant to the Self Administration Transaction was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values as of the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Identifiable Assets Acquired at Fair Value
Cash and cash equivalents	$36,443
Restricted cash	94,999
Land	975,000
Building	5,389,000
Site Improvements	136,000
Equipment, furniture and fixtures	651,000
Investments in Managed REITs	5,600,000
Other assets	1,084,629
Intangibles - customer relationships	1,600,000
Trademarks	19,800,000
Intangibles - management contracts	24,900,000
Total identifiable assets acquired	$60,267,071

Identifiable Liabilities Assumed at Fair Value
Debt	$19,219,126
Accounts payable and accrued expenses	722,286
Deferred tax liabilities, net	7,415,654
Total liabilities assumed	$27,357,066
Net identifiable assets acquired	$32,910,005
Goodwill	78,372,980
Non-controlling interest related to consolidated Tenant Protection Programs joint ventures	(21,800)
Net assets acquired	$111,261,185

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

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, the TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support. SAM and the Company Parties will reimburse one another based on the actual costs of providing their respective services. Additionally, SAM will pay the Company Parties an allocation of rent and overhead for the portion it occupies in the Ladera Office. Such agreement has a term of three years (and is automatically renewed annually thereafter unless otherwise terminated no later than 90 days prior to the renewal term) and is subject to certain adjustments as defined in the agreement.

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

December 31, 2021, 2020 and 2019

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

Based on the above facts, we revised our capital raise projections for the Managed REITs. We then evaluated the revised projected undiscounted future cash flows of our amortizing intangible assets to determine if they exceeded their respective carrying values and we determined that certain trademarks and management contracts acquired in the Self Administration Transaction were impaired. For such assets we recorded impairments to reduce their carrying value to their respective fair values. For our indefinite-lived trademark, we determined that the carrying value was in excess of its fair value and therefore recorded an impairment equal to the difference. As a result, we recorded impairment charges totaling approximately $11.7 million to intangible assets, consisting of approximately $3.3 million related to our trademarks, approximately $2.2 million related to the management contracts of SST IV and approximately $6.2 million related to the management contracts of SSGT II during the quarter ended March 31, 2020. We similarly evaluated goodwill for impairment and determined that the carrying value of the goodwill related to our Managed REIT segment was in excess of fair value, and therefore impaired and we recognized an impairment charge of approximately $24.7 million during the quarter ended March 31, 2020. Goodwill related to our self storage operations was not impaired.

In connection with the Self Administration Transaction, we acquired a special limited partnership interest in SST IV and SSGT II. This interest, in certain situations, may entitle us to various subordinated distributions under SST IV’s and SSGT II’s operating partnership agreements. Given the revised capital projections noted above, the projected future subordinated distributions had revised estimated fair values less than their carrying values. We deemed this difference to be an other than temporary decline in value and therefore recorded an impairment charge of approximately $4.4 million during the quarter ended March 31, 2020.

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

On March 24, 2021, we, as the general partner of our Operating Partnership, entered into Amendment No. 3 (the “Amendment”) to the Operating Partnership Agreement, to make certain revisions to the Operating Partnership Agreement. The Amendment (i) revised the definition of “AUM” in connection with the earnout of the Class A-2 Units so that it (A) includes assets acquired by us and our affiliates and (B) includes 100% of any joint venture assets, rather than a pro rata percentage, and (ii) clarifies that the Class A-2 Units may be transferred after the two-year holding period.

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

On October 19, 2021, the Nominating and Corporate Governance Committee of our board of directors and our board of directors approved resolutions providing that the denominator in the calculation of the earnout exchange ratio will be $10.66 (the value of the Class A common stock at the time of the Self Administration Transaction, pursuant to which the earnout was

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

established) for the next 12 months, until October 19, 2022. Thereafter the denominator in the calculation of the earnout exchange ratio will be as provided in the Operating Partnership Agreement

As of December 31, 2021, pursuant to the revised definition of “AUM” as described above, we had added incremental assets under management of approximately $472 million, and pursuant to the resolutions providing that the denominator in the calculation of the earnout exchange ratio will be $10.66, the estimated fair value of the contingent earnout liability increased to approximately $30.0 million.

Note 6. Debt

The Company’s debt is summarized as follows:

Loan	December 31, 2021	December 31, 2020	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$94,459,583	$95,000,000	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	45,758,741	46,427,994	5.31%	8/1/2024
Canadian CitiBank Loan(4)(10)(11)	—	87,337,110
CMBS SASB Loan(5)(10)	—	235,000,000
CMBS Loan(6)	104,000,000	104,000,000	5.00%	2/1/2029
Secured Loan(7)(8)(10)	—	85,512,000
Stoney Creek Loan(9)(10)	—	5,712,058
Torbarrie Loan(9)(10)	—	6,423,863
SST IV CMBS Loan	40,500,000	—	3.56%	2/1/2030
SST IV TCF Loan	40,782,500	—	3.75%	3/30/2023
Credit Facility Term Loan - USD (12)	250,000,000	—	1.90%	3/17/2026
Credit Facility Revolver - USD (12)	233,201,288	—	1.95%	3/17/2024
Oakville III BMO Loan (11)	12,795,250	—	2.70%	5/16/2024
Ladera Office Loan	4,014,185	4,099,152	4.29%	11/1/2026
Premium on secured debt, net	234,604	461,823
Debt issuance costs, net	(3,879,296)	(4,021,767)
Total debt, net	$873,866,855	$717,952,233

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
(4)
This variable rate loan encumbered 10 of our Canadian properties and the amounts shown above are in USD based on the foreign exchange rate in effect of the dates presented. We purchased interest rate caps that capped CDOR at 3.0% until October 15, 2021.
(5)
This variable rate loan encumbered 29 properties (Morrisville, Cary, Raleigh, Vallejo, Xenia, Sidney, Troy, Greenville, Washington Court House, Richmond, Connersville, Port St Lucie, Sacramento, Concord, Oakland, Wellington, Doral, Naples, Baltimore, Aurora, Jones Blvd - Las Vegas, Russell Rd - Las Vegas, Riverside, Stockton,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Azusa, Romeoville, Elgin, San Antonio, Kingwood). The separate assets of these encumbered properties were not available to pay our other debts.
(6)
This fixed rate loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts.
(7)
This variable rate loan encumbered 16 properties (Colorado Springs, Aurora, Phoenix, 3173 Sweeten Creek Rd - Asheville, Elk Grove, Garden Grove, Deaverview Rd - Asheville, Highland Center Blvd - Asheville, Sarasota, Mount Pleasant, Pembroke Pines, Riverview, Eastlake, McKinney, Hualapai Way - Las Vegas, Gilbert). The separate assets of these encumbered properties were not available to pay our other debts.
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

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of December 31, 2021 was approximately 3.02%. We are subject to certain restrictive covenants relating to the outstanding debt. As of December 31, 2021, we were in compliance with all such covenants.

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

Amounts borrowed under the Credit Facility Revolver and Credit Facility Term Loan bear interest based on both the type of borrowing (either ABR Loans or Eurodollar Loans, each as defined in the Credit Facility), as well as the currency of the borrowing. ABR Loans bear interest at the lesser of (x) the alternate base rate plus the applicable rate, or (y) the maximum rate. Eurodollar Loans bear interest at the lesser of (a) the adjusted LIBO rate or CDOR rate (depending on

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

whether the loan is a US Borrowing or a CAD Borrowing, respectively) for the interest period in effect plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate varies depending on the type of borrowing and our consolidated leverage ratio. As of December 31, 2021, advances under the Credit Facility Term Loan bear interest at 180 basis points over 30-day LIBOR or 30-day CDOR, while advances under the Credit Facility Revolver bear interest at 185 basis points over 30-day LIBOR or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

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

As of December 31, 2021, the Borrower has borrowed approximately $233 million of the $450 million current capacity of the Credit Facility Revolver and all $250 million of the $250 million current capacity of the Credit Facility Term Loan.

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

December 31, 2021, 2020 and 2019

The amounts outstanding under the SST IV CMBS Loan bear interest at an annual fixed rate equal to 3.56%.

Commencing two years after securitization, the CMBS Loan may be defeased in whole, but not in part, subject to certain conditions as set forth in the SST IV CMBS Loan Agreement.

The loan documents for the SST IV CMBS Loan contain: customary affirmative and negative covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty in favor of KeyBank, we serve as a non- recourse guarantor with respect to the SST IV CMBS Loan.

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

The interest rate on the SST IV TCF Loan is equal to the greater of (i) 3.75% per annum or (ii) an adjustable annual rate equal to LIBOR plus 3.00%. Upon achievement of certain financial conditions, the interest rate will be equal to the greater of (i) 3.50% per annum or (ii) an adjustable annual rate equal to LIBOR plus 2.50%. As of December 31, 2021, the interest rate on the SST IV TCF Loan was 3.75%. In connection with the SST IV Merger, we also assumed an interest rate cap with a notional amount of $30.5 million, such that in no event will LIBOR exceed 0.75% thereon through May 2022.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2021:

2022	$2,914,434
2023	44,166,662
2024	293,039,610
2025	2,869,188
2026	341,916,098
2027 and thereafter	192,605,555
Total payments	877,511,547
Premium on secured debt, net	234,604
Debt issuance costs, net	(3,879,296)
Total	$873,866,855

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

December 31, 2021, 2020 and 2019

estate investment trust, the holders of Series A Convertible Preferred Stock have the right to require us to repurchase the Series A Convertible Preferred Stock at an amount equal to the Liquidation Amount with no Premium Amount.

Subject to our redemption rights in the event of a Listing or change of control described above, upon the earlier to occur of (i) the second anniversary of the Initial Closing or (ii) 180 days after a Listing, the holders of Series A Convertible Preferred Stock have the right to convert any or all of the Series A Convertible Preferred Stock held by such holders into common stock at a rate per share equal to the quotient obtained by dividing the Liquidation Amount by the conversion price. The conversion price is $10.66, as may be adjusted in connection with stock splits, stock dividends and other similar transactions.

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

As of December 31, 2021, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions. As of December 31, 2020, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $202.9 million, which consisted of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $2.9 million of accumulated and unpaid distributions.

Note 8. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our interest rate risk management strategy. The effective portion of the change in the fair value of the derivative that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt.

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

December 31, 2021, 2020 and 2019

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

The following table summarizes the terms of our derivative financial instruments as of December 31, 2021:

	Notional Amount		Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swap:
LIBOR Swap	$235,000,000		1.79%	June 15, 2019	February 15, 2022
Foreign Currency Forwards:
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

A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss), the other portion, a gain of approximately $3.5 million and a loss of approximately $0.8 million related to the portion that is not designated for hedge accounting, is recorded in other income (expense) within our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

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

December 31, 2021, 2020 and 2019

(1)
Notional amount shown is denominated in CAD.
(2)
On February 10, 2021, we rolled this currency forward into a new $95 million CAD currency forward with a strike price of 1.334, and a maturity date of April 12, 2021.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2021 and 2020:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	December 31, 2021	December 31, 2020
Interest Rate Swaps
Accounts payable and accrued liabilities	$490,341	$4,379,424
Foreign Currency Hedges
Other assets	$4,261,100	$—
Accounts payable and accrued liabilities	—	3,270,910

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

The following tables summarize information for the reportable segments for the periods presented:

	Year Ended December 31, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$150,610,337	$—	$—	$150,610,337
Ancillary operating revenue	7,552,597	—	—	7,552,597
Managed REIT Platform revenue	—	6,322,970	—	6,322,970
Reimbursable costs from Managed REITs	—	4,278,667	—	4,278,667
Total revenues	158,162,934	10,601,637	—	168,764,571
Operating expenses:
Property operating expenses	48,127,657	—	—	48,127,657
Managed REIT Platform expense	—	1,451,166	—	1,451,166
Reimbursable costs from Managed REITs	—	4,278,667	—	4,278,667
General and administrative	—	—	23,265,196	23,265,196
Depreciation	40,203,484	—	742,922	40,946,406
Intangible amortization expense	11,134,100	1,288,105	—	12,422,205
Other property acquisition expenses	934,838	—	—	934,838
Contingent earnout adjustment	—	12,619,744	—	12,619,744
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	100,400,079	28,027,255	24,008,118	152,435,452
Gain on sale of real estate	178,631	—	—	178,631
Income (loss) from operations	57,941,486	(17,425,618)	(24,008,118)	16,507,750
Other income (expense):
Interest expense	(31,641,943)	—	(176,294)	(31,818,237)
Interest expense – accretion of fair market value of secured debt	110,942	—	—	110,942
Interest expense – debt issuance costs	(1,676,309)	—	—	(1,676,309)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Other	(366,849)	1,402,476	(1,279,703)	(244,076)
Net income (loss)	$21,922,539	$(16,023,142)	$(25,464,115)	$(19,564,718)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

	Year Ended December 31, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$104,888,883	$—	$—	$104,888,883
Ancillary operating revenue	5,286,042	—	—	5,286,042
Managed REIT Platform revenue	—	8,048,630	—	8,048,630
Reimbursable costs from Managed REITs	—	5,800,808	—	5,800,808
Total revenues	110,174,925	13,849,438	—	124,024,363
Operating expenses:
Property operating expenses	38,305,199	—	—	38,305,199
Managed REIT Platform expense	—	2,806,921	—	2,806,921
Reimbursable costs from Managed REITs	—	5,800,808	—	5,800,808
General and administrative	—	—	16,471,199	16,471,199
Depreciation	31,773,526	—	521,101	32,294,627
Intangible amortization expense	5,234,312	4,542,804	—	9,777,116
Other property acquisition expenses	1,366,092			1,366,092
Contingent earnout adjustment	—	(2,500,000)	—	(2,500,000)
Impairment of goodwill and intangible assets		36,465,732		36,465,732
Impairment of investments in Managed REITs	—	4,376,879	—	4,376,879
Total operating expenses	76,679,129	51,493,144	16,992,300	145,164,573
Income (loss) from operations	33,495,796	(37,643,706)	(16,992,300)	(21,140,210)
Other income (expense):
Interest expense	(32,417,179)	—	(180,434)	(32,597,613)
Interest expense – accretion of fair market value of secured debt	130,682	—	—	130,682
Interest expense – debt issuance costs	(3,577,730)	—	(8,651)	(3,586,381)
Other	1,708,026	4,557,129	(278,436)	5,986,719
Net loss	$(660,405)	$(33,086,577)	$(17,459,821)	$(51,206,803)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

Included within self storage total revenues for the years ended December 31, 2021, 2020, and 2019 is approximately $19.0 million, $14.6 million, and $13.4 million, respectively, attributable to our self storage operations within Canada.

The following table summarizes our total assets by segment:

Segments		December 31, 2021	December 31, 2020
Self Storage	(1)	$1,546,835,094	$1,172,178,148
Managed REIT Platform	(2)	21,707,326	44,482,625
Corporate and Other		49,750,356	65,560,284
Total assets	(3)	$1,618,292,776	$1,282,221,057

(1) Included in the assets of the Self Storage segment as of December 31, 2021 and 2020 are approximately $49.8 million and $45.3 million of goodwill, respectively. Additionally, as of December 31, 2021 and 2020, there were no accumulated impairment charges to goodwill within the Self Storage segment. The increase in goodwill in the Self Storage segment during the year ended December 31, 2021 was the result of a reallocation of goodwill due to the SST IV Merger.

(2) Included in the assets of the Managed REIT Platform segment as of December 31, 2021 and 2020, are approximately $3.9 million and $8.4 million of goodwill, respectively. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million as of December 31, 2021 and 2020, which relates to the impairment charge recorded during the quarter ended March 31, 2020. See Note 5 – Self Administration Transaction, for further information regarding our goodwill and intangible asset impairment charges within the Managed REIT Platform segment. The decrease in goodwill in the Managed REIT Platform segment during the year ended December 31, 2021 was the result of a reallocation of goodwill due to the SST IV Merger.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

(3) Other than our investments in and advances to Managed REITs, substantially all of our investments in real estate facilities and intangible assets made during the years ended December 31, 2021 and 2020 were associated with our self storage platform.
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

December 31, 2021, 2020 and 2019

the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2020 and 2021, as well as any related amounts payable as of December 31, 2020 and 2021.

	Year Ended December 31, 2020			Year Ended December 31, 2021
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$525,108	$489,108	$36,000	$967,341	$916,349	$86,992
Additional paid-in capital
Transfer Agent expenses	—	—	—	150,000	150,000	—
Stockholder servicing fee(1)	—	645,911	631,429	161,545	636,654	156,320
Stockholder servicing fees - SST IV (2)	—	—	—	1,155,887	814,908	340,979
Total	$525,108	$1,135,019	$667,429	$2,434,773	$2,517,911	$584,291

(1)
We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. The amount incurred during the year ended December 31, 2021 represents an adjustment to the estimated stockholder servicing fee recorded at the time of the sale of the Class T Shares, based on the current estimated cessation date (March 31, 2022) of such stockholder servicing fee.
(2)
Represents the stockholder servicing fee liability assumed in the SST IV Merger.

Please see Note 3 – Real Estate Facilities and Note 5 – Self Administration Transaction for additional information.

Acquisition of Self Storage Platform from SmartStop Asset Management, LLC and Other Transactions

As a result of the Self Administration Transaction, we acquired the self storage sponsorship platform of SAM. Accordingly, the advisor and property manager entities of SST IV and SSGT II became our indirect subsidiaries, and we became entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory and property management agreements as described below. In addition, we also own the advisor and property manager entities of SST VI and are entitled to receive various fees and expense reimbursements under the terms of the SST VI advisory and property management agreements as described below.

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

December 31, 2021, 2020 and 2019

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

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SST IV Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, as noted above, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $1.4 million during the year ended December 31, 2021, and recorded such adjustment as Other income within the other line item in our consolidated statements of operations.

SSGT II Advisory Agreement

The SSGT II Advisor provides acquisition and advisory services to SSGT II pursuant to an advisory agreement (the “SSGT II Advisory Agreement”). In connection with the SSGT II private placement offering, SSGT II is required to reimburse the SSGT II Advisor for organization and offering costs from the SSGT II private offering pursuant to the SSGT II Advisory Agreement.

Effective as of April 30, 2020, SSGT II suspended its offering due to various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of its dealer manager agreement.

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

December 31, 2021, 2020 and 2019

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

The SST VI Advisor may also be potentially entitled to various subordinated distributions pursuant to the special limited partnership interest under SST VI’s operating partnership agreement if SST VI (1) lists its shares of common stock on a national exchange, (2) terminates the SST VI Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SST VI operating partnership agreement.

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

The SST IV and SST VI property managers are or were entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

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

December 31, 2021, 2020 and 2019

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the years ended December 31, 2021, 2020, and 2019:

Managed REIT Platform Revenues	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Advisory agreement – SST IV(1)	$716,278	$3,211,661	$1,153,137
Advisory agreement – SSGT II	1,843,769	1,210,529	310,786
Advisory agreement – SST VI	178,282	-	-
Property management agreement – SST IV(1)	346,179	1,429,632	602,162
Property management agreement – SSGT II	709,533	371,751	91,594
Property management agreement – SST VI	99,602	-	-
Tenant Protection Program revenue – SST IV(3)	285,959	893,315	-
Tenant Protection Program revenue – SSGT II	636,671	257,602	37,269
Tenant Protection Program revenue – SST VI	158,662	-	254,148
Other Managed REIT revenue(2)	1,348,035	674,140	619,210
Total	$6,322,970	$8,048,630	$3,068,306

(1)
On March 17, 2021, we acquired SST IV and no longer earn such fees.
(2)
Such revenues primarily include construction management, development fees, and other miscellaneous revenues.
(3)
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

As of December 31, 2021 and 2020, we had receivables due from the Managed REITs totaling approximately $1.4 million, and $0.5 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

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

December 31, 2021, 2020 and 2019

which was recorded in investments in and advances to Managed REITs in our consolidated balance sheets as of December 31, 2020.

On January 21, 2021, SSGT II redeemed the remaining $13.5 million of our outstanding SSGT II Preferred Units.

As of December 31, 2021 and 2020, we were potentially required to purchase an additional $7.5 million in SSGT II Preferred Units.

For the years ended December 31, 2021 and 2020, we recorded income related to the SSGT II Preferred Units totaling approximately $0.1 million and $0.6 million, respectively, which is recorded within the Other line item in our consolidated statements of operations.

Investment in SST VI OP

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

On April 16, 2021, in connection with SST VI OP’s investment in a real estate joint venture property located in North York, Ontario Canada, we provided a $2.1 million term loan with similar terms as the mezzanine loan discussed above.

On November 12, 2021, SST VI OP repaid the outstanding balance on the $3.5 million mezzanine loan and the $2.1 million term loan along with all accrued interest. The loans were terminated in accordance with the mezzanine loan agreement and the term loan agreement without fees or penalties.

On December 30, 2021, in connection with SST VI's acquisition of two self storage facilities, SmartStop OP entered into a mezzanine loan agreement with SST VI OP for up to $45 million (the “SST VI Mezzanine Loan”). The SST VI Mezzanine Loan required a commitment fee equal to 1.0% of the amount drawn at closing of the SST VI Mezzanine Loan. The SST VI Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SST VI that collectively currently own two self storage facilities in Florida. SST VI OP also serves as a non-recourse guarantor.

The interest rate on the SST VI Mezzanine Loan is a variable rate equal to LIBOR plus 3%. Payments on the SST VI Mezzanine Loan are interest only until December 30, 2022, which is the initial maturity date of the SST VI Mezzanine Loan. SST VI OP may, in certain circumstances, extend the ultimate maturity date of the SST VI Mezzanine Loan through December 30, 2023 upon written notice to us, in which event the interest rate of the SST VI Mezzanine Loan will increase to LIBOR plus 4% per annum. The SST VI Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SST VI Mezzanine Loan may be released from the pledge of collateral. As of December 31, 2021, SST VI OP had borrowed $6.8 million pursuant to the SST VI Mezzanine Loan and we were potentially required to fund an additional $38.2 million.

Additionally, SmartStop OP already had a special limited partnership interest (the “SLP”), whereby SmartStop OP would receive a subordinated distribution upon certain returns on equity being met.

For the year ended December 31, 2021, we recorded a loss related to our equity interest in SST VI OP of approximately $0.6 million, which is recorded within the Other line item in our consolidated statements of operations.

Administrative Services Agreement

For the years ended December 31, 2021, and 2020, we incurred fees payable to SAM under the Administrative Services Agreement of approximately $0.2 million, and $1.9 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations. We recorded reimbursements from SAM of

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

approximately $0.6 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statement of operations.

As of December 31, 2021, a receivable of approximately $60,000 was due from SAM related to the Administrative Services Agreement and included in the other assets line in our consolidated balance sheet.

As of December 31, 2020, a receivable of approximately $50,000 was due from SAM related to the Administrative Services Agreement and included in the due to affiliates line in our consolidated balance sheet.

Note 11. Equity Based Compensation

We issue equity based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through December 31, 2021, we have issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

With respect to grants of time based LTIPs made to our executive officers in 2020 and 2021, distributions began to accrue effective January 1, 2020 and January 1, 2021 respectively, and are payable as distributions are paid on our Class A Shares without regard to whether the underlying restricted shares have vested. With respect to time based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

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

The following table summarizes the activity related to our time based awards:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

	Restricted Stock		LTIPs
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	265,806	$9.53	—	$—
Granted	72,383	9.78	214,521	9.09
Vested	(82,351)	9.55	(53,630)	9.09
Forfeited	(6,567)	9.78	—	—
Unvested at December 31, 2020	249,271	$9.58	160,891	$9.09
Granted	78,192	9.85	222,581	9.30
Vested	(105,328)	9.64	(109,276)	9.20
Forfeited	(2,189)	9.78	—	—
Unvested at December 31, 2021	219,946	$9.64	274,196	$9.22

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted award. The targeted award for each executive was determined and approved by the Compensation Committee of our Board of Directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of publicly traded self storage REITs in terms of the average same-store revenue growth, analyzed over a three year period. This comparison will be conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2020 and 2021 grants will vest, as applicable, no later than March 31, 2023 and March 31, 2024, respectively.

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIPs
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	—	$—	—	$—
Granted	5,752	9.78	130,638	9.09
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2020	5,752	$9.78	130,638	$9.09
Granted	—	—	148,387	9.30
Vested	—	—	—	—
Forfeited	—	—	(11,918)	9.09
Unvested at December 31, 2021	5,752	$9.78	267,107	$9.21

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

As of December 31, 2021, 7,366,044 shares of stock were available for issuance under the Plan.

We recorded approximately $2.8 million, $1.6 million, and $0.4 million of equity based compensation expense in general and administrative expense during the years ended December 31, 2021, 2020, and 2019, respectively. We recorded approximately $80,000, $40,000, and none of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, and 2020, there was approximately $4.5 million and $4.0 million of total unrecognized compensation expense related to non-vested equity awards, respectively. As of December 31, 2021 and 2020, such cost was expected to be recognized over a weighted-average period of approximately 2.1 years and 2.5 years, respectively.

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

In April 2021, an aggregate of 148,387 LTIP Units were issued to our executive officers in connection with performance-based equity grants.

Similarly, in April 2021 an aggregate of 222,581 LTIP Units were issued to our executive officers in connection with time-based equity grants. These are non-vested grants which shall vest ratably over four years, with the first tranche vesting on December 31, 2021, subject to the recipient’s continued employment through the applicable vesting date.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of December 31, 2021, we had sold approximately 6.9 million Class A Shares and approximately 1.0 million Class T Shares through our DRP Offering.

As described below, on March 7, 2022, our board of directors approved the suspension of our DRP, effective on April 15, 2022.

Share Redemption Program

As described in Note 2 – Summary of Significant Accounting Policies, we have an SRP, which is suspended. Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption.

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

For the year ended December 31, 2021, we received redemption requests totaling approximately $5.6 million (approximately 0.4 million shares), approximately $3.9 million of which were fulfilled during the year ended December 31, 2021, with the remaining approximately $1.7 million included in accounts payable and accrued liabilities as of December 31, 2021 and fulfilled in January 2022.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

For the year ended December 31, 2020, we received redemption requests totaling approximately $2.0 million (approximately 0.2 million shares), approximately $1.3 million of which were fulfilled during the year ended December 31, 2020, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2020 and fulfilled in January 2021.

For the year ended December 31, 2019, we received redemption requests totaling approximately $4.9 million (approximately 0.5 million shares), approximately $4.5 million of which were fulfilled during year ended December 31, 2019, with the remaining approximately $0.4 million included in accounts payable and accrued liabilities as of December 31, 2019 and fulfilled in January 2020.

As described below, on March 7, 2022, our board of directors approved the complete suspension of our SRP, effective immediately.

Suspension of DRP and SRP

In connection with a review of liquidity alternatives by our Board, on March 7, 2022, the Board approved the full suspension of our DRP and SRP. Under our DRP, the Board may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants.

Consistent with the terms of our DRP, distributions declared by the Board for the month of February 2022, which were paid on or about March 15, 2022, were not affected by this suspension. However, beginning with the distributions declared by the Board for the month of March 2022, which will be paid in April 2022, and continuing until such time as the Board may approve the resumption of the DRP, if ever, all distributions declared by the Board will be paid to our stockholders in cash.

Prior to the suspension of our share redemption program, consistent with its terms, all redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter were processed on the last business day of the month following the end of the quarter in which the redemption requests were received. Accordingly, redemption requests received during the fourth quarter of 2021 were processed on January 31, 2022, and redemption requests received during the first quarter of 2022 ordinarily would have needed to be received on or prior to March 31, 2022 and would have been processed on April 30, 2022. However, the effective date of the aforementioned suspension of our share redemption program occurred prior to March 31, 2022. Accordingly, any redemption requests received during the first quarter of 2022, or any future quarter, will not be processed until such time as the Board may approve the resumption of our share redemption program, if ever.

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

Other Contingencies

We have a severance plan which covers certain officers; this plan provides for severance payments upon certain events, including after a change of control.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Note 13. Declaration of Distributions

The Company declared an aggregate of approximately $47.0 million of distributions, or $0.60 per share of Class A and Class T common shares, during the year ended December 31, 2021. On December 20, 2021, our board of directors declared a distribution rate for the first quarter of 2022 of $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2022 and ending March 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 14. Subsequent Events

Issuance of Equity Awards

In February 2022, the compensation committee of our board of directors approved the 2022 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units.

In February 2022 an aggregate of approximately 113,400 LTIP Units were issued to our executive officers in connection with performance-based equity grants. With respect to performance-based equity grants, the number of LTIP Units granted as of the grant date was equal 200% of the targeted award. These are non-vested grants which shall vest based on ranges from a threshold of 0% to a maximum of 200% of the targeted equity award set for each executive by the compensation committee, with such percentage being determined based upon our ranking as compared to a peer group of publicly traded self storage REITs in terms of the average same-store revenue growth, analyzed over a three-year period.

Similarly, in February 2022 an aggregate of approximately 170,100 LTIP Units were issued to our executive officers in connection with time-based equity grants. These are non-vested grants which shall vest ratably over four years, with the first tranche vesting on December 31, 2022, subject to the recipient’s continued employment through the applicable vesting date.

Subsequent Acquisitions and Draws on Key Bank Credit Facility

On February 8, 2022, we purchased the Algonquin Property for approximately $19 million, plus closing costs. Upon acquisition, the property was approximately 72.4% occupied. The acquisition was funded with proceeds from a draw on the KeyBank Credit Facility Revolver of $19 million.

Potential SSGT II Merger

On February 24, 2022, the Company, SSGT II, and SSGT II Merger Sub, entered into the SSGT II Merger Agreement. The SSGT II Merger Agreement provides that we will acquire SSGT II by way of a merger of SSGT II with and into SSGT II Merger Sub, with SSGT II Merger Sub being the surviving entity.

At the effective time of the SSGT II Merger (the “Merger Effective Time”), SSGT II shall cease to exist as a separate entity in accordance with the applicable provisions of the Maryland General Corporation Law. The special committee our board of directors (the “SmartStop Special Committee”), our board of directors, and the board of directors of SSGT II (the “SSGT II Board”) have unanimously approved the SSGT II Merger, the SSGT II Merger Agreement, and the transactions contemplated by the SSGT II Merger Agreement. The SmartStop Special Committee is comprised entirely of independent directors of the Company.

Pursuant to the terms and subject to the conditions set forth in the SSGT II Merger Agreement, at the SSGT II Merger Effective Time, each share of SSGT II’s common stock, $0.001 par value per share (“SSGT II Common Stock”), issued and outstanding immediately prior to the SSGT II Merger Effective Time (other than shares owned by us, any subsidiary of ours, or any subsidiary of SSGT II) will be converted into the right to receive 0.9118 shares of our Class A Shares, subject to the treatment of fractional shares in accordance with the SSGT II Merger Agreement (the “SSGT II Merger Consideration”).

Assuming all of the conditions of the SSGT II Merger are satisfied and the SSGT II Merger is consummated in accordance with the terms in the SSGT II Merger Agreement, we will acquire all of the real estate owned by SSGT II, which as of February 24, 2022 consisted of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. The

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities.

The SSGT II Merger Agreement contains customary representations, warranties, and covenants, including covenants relating to the conduct of our business and the business of SSGT II during the period between the execution of the SSGT II Merger Agreement and the earlier of the completion of the SSGT II Merger or the termination of the SSGT II Merger Agreement in accordance with its terms. The closing of the SSGT II Merger (the “Closing”) is subject to and conditioned on the approval of the SSGT II Merger by the affirmative vote of the holders of not less than a majority of all outstanding shares of SSGT II Common Stock (the “Stockholder Approval”). Pursuant to the terms of the SSGT II Merger Agreement, the Closing is also subject to other customary conditions, including the delivery of certain documents and legal opinions, the accuracy of the representations and warranties of the parties (subject to the materiality standards contained in the SSGT II Merger Agreement), the effectiveness of the registration statement on Form S-4 to be filed by us to register the shares to be issued as SSGT II Merger Consideration, and the absence of a “SmartStop Material Adverse Effect” or “SSGT II Material Adverse Effect” (as each term is defined in the Merger Agreement). Our obligation to consummate the SSGT II Merger is not subject to a financing condition. The Closing is not subject to the approval of our stockholders.

During the period beginning on the date of the SSGT II Merger Agreement and continuing until 11:59 p.m. (California local time) on March 26, 2022 (the “Go Shop Period End Time”), SSGT II (through the SSGT II Board and its representatives) may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative Acquisition Proposals (as defined in the Merger Agreement) (the “Go Shop”).

The closing of the SSGT II Merger is subject to and conditioned on the approval of the SSGT II Merger by the affirmative vote of the holders of not less than a majority of all outstanding shares of SSGT II Common Stock. The closing of the SSGT II Merger is neither subject to a financing condition nor to the approval of our stockholders.

In connection with the termination of the SSGT II Merger Agreement and SSGT II’s entry into an alternative transaction with respect to a Superior Proposal (as defined in the SSGT II Merger Agreement), as well as under other specified circumstances, SSGT II will be required to pay to us a termination payment of $2,600,000 in the event of termination arising out of the Go Shop, or $5,200,000 in the event of termination under certain other circumstances. In addition, the SSGT II Merger Agreement provides for customary expense reimbursement (not to exceed $1,000,000) under specified circumstances set forth in the SSGT II Merger Agreement.

Suspension of DRP and SRP

In connection with a review of liquidity alternatives by our Board, on March 7, 2022, the Board approved the full suspension of our DRP and SRP. Under our DRP, the Board may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants. See Note 12 – Commitments and Contingencies for additional information.

SST VI's Public Offering declared Effective

On March 17, 2022, the Securities and Exchange Commission (“SEC”) declared SST VI's registration statement effective. SST VI's registration statement disclosed it intends to invest the net proceeds from its offering primarily in income-producing and growth self storage properties and related self storage real estate investments.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

				Initial Cost to Company					Gross Carrying Amount at December 31, 2021
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$—	(4)	$531,000	$1,891,000	$2,422,000	$203,911		$531,000	$2,094,911	$2,625,911	$567,666	2004	11/3/2014
Cary	NC	—	(4)	1,064,000	3,301,000	4,365,000	230,863		1,064,000	3,531,863	4,595,863	917,894	1998/2005/2006	11/3/2014
Raleigh	NC	—	(4)	1,186,000	2,540,000	3,726,000	366,242		1,186,000	2,906,242	4,092,242	889,757	1999	11/3/2014
Myrtle Beach I	SC	8,491,387		1,482,000	4,476,000	5,958,000	435,551		1,482,000	4,911,551	6,393,551	1,367,874	1998/2005-2007	11/3/2014
Myrtle Beach II	SC	6,736,055		1,690,000	3,654,000	5,344,000	362,654		1,690,000	4,016,654	5,706,654	1,136,026	1999/2006	11/3/2014
Whittier	CA	4,576,550		2,730,000	2,916,875	5,646,875	679,686		2,730,000	3,596,561	6,326,561	1,071,637	1989	2/19/2015
La Verne	CA	3,149,496		1,950,000	2,036,875	3,986,875	337,257		1,950,000	2,374,132	4,324,132	758,982	1986	1/23/2015
Santa Ana	CA	5,167,105		4,890,000	4,006,875	8,896,875	687,193		4,890,000	4,694,068	9,584,068	1,377,289	1978	2/5/2015
Upland	CA	3,592,384		2,950,000	3,016,875	5,966,875	619,634		2,950,000	3,636,509	6,586,509	1,113,079	1979	1/29/2015
La Habra	CA	3,641,552		2,060,000	2,356,875	4,416,875	480,484		2,060,000	2,837,359	4,897,359	787,737	1981	2/5/2015
Monterey Park	CA	2,558,942		2,020,000	2,216,875	4,236,875	371,088		2,020,000	2,587,963	4,607,963	700,623	1987	2/5/2015
Huntington Beach	CA	6,938,658		5,460,000	4,856,875	10,316,875	454,825		5,460,000	5,311,700	10,771,700	1,531,148	1986	2/5/2015
Chico	CA	1,156,470		400,000	1,336,875	1,736,875	318,526		400,000	1,655,401	2,055,401	512,473	1984	1/23/2015
Lancaster	CA	1,673,165		200,000	1,516,875	1,716,875	513,827		200,000	2,030,702	2,230,702	651,895	1980	1/29/2015
Riverside	CA	2,312,887		370,000	2,326,875	2,696,875	645,173		370,000	2,972,048	3,342,048	854,936	1985	1/23/2015
Fairfield	CA	2,731,191		730,000	2,946,875	3,676,875	262,655		730,000	3,209,530	3,939,530	893,230	1984	1/23/2015
Lompoc	CA	2,804,997		1,000,000	2,746,875	3,746,875	247,101		1,000,000	2,993,976	3,993,976	827,581	1982	2/5/2015
Santa Rosa	CA	7,283,157		3,150,000	6,716,875	9,866,875	707,986		3,150,000	7,424,861	10,574,861	2,045,850	1979-1981	1/29/2015
Vallejo	CA	—	(4)	990,000	3,946,875	4,936,875	471,786		990,000	4,418,661	5,408,661	1,188,079	1981	1/29/2015
Federal Heights	CO	2,362,109		1,100,000	3,346,875	4,446,875	385,569		1,100,000	3,732,444	4,832,444	1,223,208	1983	1/29/2015
Aurora	CO	4,773,438		810,000	5,906,875	6,716,875	867,962		810,000	6,774,837	7,584,837	1,857,178	1984	2/5/2015
Littleton	CO	2,165,274		1,680,000	2,456,875	4,136,875	339,294		1,680,000	2,796,169	4,476,169	839,741	1985	1/23/2015
Bloomingdale	IL	2,362,109		810,000	3,856,874	4,666,874	482,572		810,000	4,339,446	5,149,446	1,181,965	1987	2/19/2015
Crestwood	IL	1,623,943		250,000	2,096,875	2,346,875	408,973		250,000	2,505,848	2,755,848	747,404	1987	1/23/2015
Forestville	MD	3,444,719		1,940,000	4,346,875	6,286,875	1,135,417		1,940,000	5,482,292	7,422,292	1,771,423	1988	1/23/2015
Warren I	MI	1,943,803		230,000	2,966,875	3,196,875	589,950		230,000	3,556,825	3,786,825	1,001,700	1996	5/8/2015
Sterling Heights	MI	2,288,303		250,000	3,286,875	3,536,875	900,208		250,000	4,187,083	4,437,083	1,125,799	1977	5/21/2015
Troy	MI	3,395,551		240,000	4,176,875	4,416,875	426,309		240,000	4,603,184	4,843,184	1,242,658	1988	5/8/2015
Warren II	MI	2,239,081		240,000	3,066,875	3,306,875	738,498		240,000	3,805,373	4,045,373	1,109,909	1987	5/8/2015
Beverly	NJ	1,377,888		400,000	1,696,875	2,096,875	347,222		400,000	2,044,097	2,444,097	538,731	1988	5/28/2015
Everett	WA	2,706,553		2,010,000	2,956,875	4,966,875	711,039		2,010,000	3,667,914	5,677,914	1,014,368	1986	2/5/2015
Foley	AL	4,109,079		1,839,000	5,717,000	7,556,000	872,876		1,839,000	6,589,876	8,428,876	1,739,003	1985/1996/2006	9/11/2015
Tampa	FL	1,623,943		718,244	2,257,471	2,975,715	591,736		718,244	2,849,207	3,567,451	731,056	1985	11/3/2015
Boynton Beach	FL	8,119,712		1,983,491	15,232,817	17,216,308	522,682		1,983,491	15,755,499	17,738,990	2,894,164	2004	1/7/2016
Lancaster II	CA	2,337,525		670,392	3,711,424	4,381,816	364,599		670,392	4,076,023	4,746,415	958,848	1991	1/11/2016
Milton(2)	ONT	—	(4)	1,452,870	7,929,810	9,382,680	1,296,349	(3)	1,589,957	9,089,072	10,679,029	1,657,888	2006	2/11/2016
Burlington I(2)	ONT	—	(4)	3,293,267	10,278,861	13,572,128	1,684,237	(3)	3,604,007	11,652,358	15,256,365	2,161,490	2011	2/11/2016
Oakville I(2)	ONT	—	(4)	2,655,215	13,072,458	15,727,673	3,601,041	(3)	2,905,750	16,422,964	19,328,714	3,062,077	2016	2/11/2016
Oakville II(2)	ONT	—	(4)	2,983,307	9,346,283	12,329,590	1,148,190	(3)	3,175,043	10,302,737	13,477,780	1,966,494	2004	2/29/2016
Burlington II(2)	ONT	—	(4)	2,944,035	5,125,839	8,069,874	792,209	(3)	3,133,248	5,728,835	8,862,083	1,086,359	2008	2/29/2016
Xenia	OH	—	(4)	275,493	2,664,693	2,940,186	125,193		275,493	2,789,886	3,065,379	636,991	2003	4/20/2016
Sidney	OH	—	(4)	255,246	1,806,349	2,061,595	195,147		255,246	2,001,496	2,256,742	672,383	2003	4/20/2016
Troy	OH	—	(4)	150,666	2,596,010	2,746,676	163,453		150,666	2,759,463	2,910,129	715,817	2003	4/20/2016
Greenville	OH	—	(4)	82,598	1,909,466	1,992,064	171,633		82,598	2,081,099	2,163,697	467,252	2003	4/20/2016

				Initial Cost to Company					Gross Carrying Amount at December 31, 2021
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Washington Court House	OH	—	(4)	255,456	1,882,203	2,137,659	134,240		255,456	2,016,443	2,271,899	472,400	2003	4/20/2016
Richmond	IN	—	(4)	223,159	2,944,379	3,167,538	173,528		223,159	3,117,907	3,341,066	748,311	2003	4/20/2016
Connersville	IN	—	(4)	155,533	1,652,290	1,807,823	119,477		155,533	1,771,767	1,927,300	420,844	2003	4/20/2016
Port St. Lucie I	FL	—	(4)	2,589,781	6,339,578	8,929,359	246,827		2,589,781	6,586,405	9,176,186	1,337,544	1999	4/29/2016
Sacramento	CA	—	(4)	1,205,209	6,616,767	7,821,976	310,247		1,205,209	6,927,014	8,132,223	1,279,895	2006	5/9/2016
Oakland	CA	—	(4)	5,711,189	6,902,446	12,613,635	283,038		5,711,189	7,185,484	12,896,673	1,323,701	1979	5/18/2016
Concord	CA	—	(4)	19,090,003	17,202,868	36,292,871	527,701		19,090,003	17,730,569	36,820,572	3,380,651	1988/1998	5/18/2016
Pompano Beach	FL	8,590,310		3,947,715	16,656,002	20,603,717	273,564		3,947,715	16,929,566	20,877,281	2,839,090	1979	6/1/2016
Lake Worth	FL	10,308,370		12,108,208	10,804,173	22,912,381	372,050		12,108,208	11,176,223	23,284,431	2,596,479	1998/2003	6/1/2016
Jupiter	FL	11,568,280		16,029,881	10,556,833	26,586,714	350,151		16,029,881	10,906,984	26,936,865	2,119,399	1992/2012	6/1/2016
Royal Palm Beach	FL	9,678,415		11,425,394	13,275,322	24,700,716	245,466		11,425,394	13,520,788	24,946,182	2,948,501	2001/2003	6/1/2016
Port St. Lucie II	FL	6,897,272		5,130,621	8,410,474	13,541,095	364,231		5,130,621	8,774,705	13,905,326	1,829,146	2002	6/1/2016
Wellington	FL	—	(4)	10,233,511	11,662,801	21,896,312	228,681		10,233,511	11,891,482	22,124,993	2,147,885	2005	6/1/2016
Doral	FL	—	(4)	11,335,658	11,485,045	22,820,703	342,908		11,335,658	11,827,953	23,163,611	2,187,326	1998	6/1/2016
Plantation	FL	15,267,178		12,989,079	19,224,919	32,213,998	748,941		12,989,079	19,973,860	32,962,939	3,577,330	2002/2012	6/1/2016
Naples	FL	—	(4)	11,789,085	12,771,305	24,560,390	318,165		11,789,085	13,089,470	24,878,555	2,336,610	2002	6/1/2016
Delray	FL	11,854,625		17,096,692	12,983,627	30,080,319	314,350		17,096,692	13,297,977	30,394,669	2,453,118	2003	6/1/2016
Baltimore	MD	—	(4)	3,897,872	22,427,843	26,325,715	482,503		3,897,872	22,910,346	26,808,218	4,344,071	1990/2014	6/1/2016
Sonoma	CA	6,795,065		3,468,153	3,679,939	7,148,092	208,431		3,468,153	3,888,370	7,356,523	765,760	1984	6/14/2016
Las Vegas I	NV	11,158,848		2,391,220	11,117,892	13,509,112	244,483		2,391,220	11,362,375	13,753,595	1,904,642	2002	7/28/2016
Las Vegas II	NV	11,207,605		3,840,088	9,916,937	13,757,025	279,151		3,840,088	10,196,088	14,036,176	1,820,736	2000	9/23/2016
Las Vegas III	NV	8,474,386		2,565,579	6,338,944	8,904,523	347,209		2,565,579	6,686,153	9,251,732	1,228,886	1989	9/27/2016
Asheville I	NC	6,918,115		3,619,676	11,173,603	14,793,279	457,669		3,619,676	11,631,272	15,250,948	2,104,881	1988/2005/2015	12/30/2016
Asheville II	NC	3,147,488		1,764,969	3,107,311	4,872,280	221,552		1,764,969	3,328,863	5,093,832	634,672	1984	12/30/2016
Hendersonville I	NC	2,172,880		1,081,547	3,441,204	4,522,751	212,209		1,081,547	3,653,413	4,734,960	659,490	1982	12/30/2016
Asheville III	NC	4,529,521		5,096,833	4,620,013	9,716,846	279,316		5,096,833	4,899,329	9,996,162	974,273	1991/2002	12/30/2016
Arden	NC	6,350,930		1,790,118	10,265,741	12,055,859	504,410		1,790,118	10,770,151	12,560,269	1,722,185	1973	12/30/2016
Asheville IV	NC	4,273,906		4,558,139	4,455,118	9,013,257	259,434		4,558,139	4,714,552	9,272,691	942,650	1985/1986/2005	12/30/2016
Asheville V	NC	4,912,945		2,414,680	7,826,417	10,241,097	352,977		2,414,680	8,179,394	10,594,074	1,468,544	1978/2009/2014	12/30/2016
Asheville VI	NC	3,379,252		1,306,240	5,121,332	6,427,572	253,796		1,306,240	5,375,128	6,681,368	895,740	2004	12/30/2016
Asheville VIII	NC	4,393,763		1,764,965	6,162,855	7,927,820	316,428		1,764,965	6,479,283	8,244,248	1,197,519	1968/2002	12/30/2016
Hendersonville II	NC	4,138,146		2,597,584	5,037,350	7,634,934	309,416		2,597,584	5,346,766	7,944,350	1,137,080	1989/2003	12/30/2016
Asheville VII	NC	1,541,793		782,457	2,139,791	2,922,248	79,404		782,457	2,219,195	3,001,652	435,125	1999	12/30/2016
Sweeten Creek Land	NC	—		348,480	-	348,480	-		348,480	-	348,480	-	N/A	12/30/2016
Highland Center Land	NC	—		50,000	-	50,000	-		50,000	-	50,000	-	N/A	12/30/2016
Aurora II	CO	—	(4)	1,584,664	8,196,091	9,780,755	157,997		1,584,664	8,354,088	9,938,752	1,625,937	2012	1/11/2017
Dufferin(2)	ONT	—	(4)	6,258,511	16,287,332	22,545,843	3,225,720	(3)	6,982,313	18,789,250	25,771,563	2,957,742	2015	2/1/2017
Mavis(2)	ONT	—	(4)	4,657,233	14,493,508	19,150,741	2,456,944	(3)	5,195,845	16,411,840	21,607,685	2,555,732	2013	2/1/2017
Brewster(2)	ONT	—	(4)	4,136,329	9,527,410	13,663,739	1,747,889	(3)	4,614,699	10,796,929	15,411,628	1,711,556	2013	2/1/2017
Granite(2)	ONT	—	(4)	3,126,446	8,701,429	11,827,875	1,552,968	(3)	3,488,022	9,892,821	13,380,843	1,489,138	1998/2016	2/1/2017
Centennial(2)	ONT	—	(4)	1,714,644	11,428,538	13,143,182	1,609,284	(3)	1,912,944	12,839,522	14,752,466	1,911,640	2016/2017	2/1/2017
Ft. Pierce	FL	8,764,926		1,152,931	12,398,306	13,551,237	179,255		1,152,931	12,577,561	13,730,492	1,149,644	2008	1/24/2019
Russell Blvd, Las Vegas II	NV	—	(4)	3,433,634	15,449,497	18,883,131	616,377		3,510,075	15,989,433	19,499,508	1,818,991	1996	1/24/2019
Jones Blvd, Las Vegas I	NV	—	(4)	1,975,283	12,565,410	14,540,693	112,426		1,975,283	12,677,836	14,653,119	1,155,683	1999	1/24/2019
Airport Rd, Colorado Springs	CO	—	(4)	870,373	7,877,813	8,748,186	310,397		870,373	8,188,210	9,058,583	794,832	1983	1/24/2019
Riverside	CA	—	(4)	1,259,685	6,995,794	8,255,479	403,567		1,259,685	7,399,361	8,659,046	748,262	1980	1/24/2019

				Initial Cost to Company					Gross Carrying Amount at December 31, 2021
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Stockton	CA	—	(4)	783,938	7,706,492	8,490,430	128,802		783,938	7,835,294	8,619,232	781,841	1984	1/24/2019
Azusa	CA	—	(4)	4,384,861	9,153,677	13,538,538	192,710		4,384,861	9,346,387	13,731,248	891,278	1986	1/24/2019
Romeoville	IL	—	(4)	964,701	5,755,146	6,719,847	317,118		964,701	6,072,264	7,036,965	629,507	1986	1/24/2019
Elgin	IL	—	(4)	1,162,197	2,895,052	4,057,249	174,475		1,162,197	3,069,527	4,231,724	405,281	1986	1/24/2019
San Antonio I	TX	—	(4)	1,602,740	9,196,093	10,798,833	190,860		1,602,740	9,386,953	10,989,693	906,834	1998	1/24/2019
Kingwood	TX	—	(4)	1,016,291	9,358,519	10,374,810	185,592		1,016,291	9,544,111	10,560,402	962,688	2001	1/24/2019
Aurora	CO	—	(4)	1,678,141	5,958,219	7,636,360	97,678		1,678,141	6,055,897	7,734,038	769,655	2015	1/24/2019
Stoney Creek I (2)	ONT	—	(4)	2,363,127	8,154,202	10,517,329	647,749	(3)	2,484,281	8,680,797	11,165,078	865,075	N/A	1/24/2019
Torbarrie (2)	ONT	—	(4)	2,714,051	5,262,813	7,976,864	8,999,685	(3)	2,853,196	14,123,353	16,976,549	964,565	1980	1/24/2019
Baseline	AZ	—	(4)	1,307,289	11,385,380	12,692,669	185,598		1,307,289	11,570,978	12,878,267	1,146,394	2016	1/24/2019
3173 Sweeten Creek Rd, Asheville	NC	—	(4)	1,036,164	8,764,558	9,800,722	1,232,390		1,036,164	9,996,948	11,033,112	903,948	1982	1/24/2019
Elk Grove	IL	—	(4)	2,384,166	6,000,071	8,384,237	195,577		2,384,166	6,195,648	8,579,814	624,144	2016	1/24/2019
Garden Grove	CA	—	(4)	8,076,202	13,152,494	21,228,696	221,713		8,076,202	13,374,207	21,450,409	1,290,282	2017	1/24/2019
Deaverview Rd, Asheville	NC	—	(4)	1,449,001	4,412,039	5,861,040	326,762		1,449,001	4,738,801	6,187,802	504,453	1992	1/24/2019
Highland Center Blvd, Asheville	NC	—	(4)	1,763,875	4,823,116	6,586,991	147,350		1,763,875	4,970,466	6,734,341	514,074	1994	1/24/2019
Sarasota	FL	—	(4)	1,084,165	7,359,913	8,444,078	127,769		1,084,165	7,487,682	8,571,847	688,561	2017	1/24/2019
Mount Pleasant	SC	—	(4)	1,054,553	5,678,794	6,733,347	139,511		1,054,553	5,818,305	6,872,858	536,465	2016	1/24/2019
Nantucket	MA	20,207,279		5,854,837	33,210,517	39,065,354	231,298		5,854,837	33,441,815	39,296,652	2,977,319	2002	1/24/2019
Pembroke Pines	FL	—	(4)	3,146,970	14,296,167	17,443,137	52,301		3,146,970	14,348,468	17,495,438	1,354,706	2018	1/24/2019
Riverview	FL	—	(4)	1,593,082	7,102,271	8,695,353	3,202,819		2,405,974	9,492,198	11,898,172	760,263	2018	1/24/2019
Eastlake	CA	—	(4)	2,120,104	15,417,746	17,537,850	38,746		2,120,104	15,456,492	17,576,596	1,351,755	2018	1/24/2019
McKinney	TX	—	(4)	2,177,186	9,320,876	11,498,062	58,919		2,101,521	9,455,460	11,556,981	875,478	2016	1/24/2019
Hualapai Way, Las Vegas	NV	—	(4)	742,839	9,018,717	9,761,556	56,467		742,839	9,075,184	9,818,023	837,593	2018	1/24/2019
Gilbert	AZ	—	(4)	1,379,687	9,021,255	10,400,942	375,672		1,037,750	9,738,864	10,776,614	769,412	2019	7/11/2019
Industrial, Jensen Beach	FL	4,009,000		893,648	6,969,348	7,862,996	4,413		893,648	6,973,761	7,867,409	181,890	1979	3/17/2021
Emmett F Lowry Expy, Texas City	TX	5,112,000		940,119	8,643,066	9,583,185	12,959		940,119	8,656,025	9,596,144	222,496	2010	3/17/2021
Van Buren Blvd, Riverside II	CA	3,510,000		2,308,151	7,393,117	9,701,268	3,700		2,308,151	7,396,817	9,704,968	182,303	1984	3/17/2021
Las Vegas Blvd, Las Vegas	NV	5,413,000		922,569	11,035,721	11,958,290	16,653		922,569	11,052,374	11,974,943	259,938	1996	3/17/2021
Goodlette Rd, Naples	FL	—	(4)	2,467,683	18,647,151	21,114,834	54,452		2,467,683	18,701,603	21,169,286	450,994	2001	3/17/2021
Centennial Pkwy, LV II	NV	7,118,000		1,397,045	15,193,510	16,590,555	17,056		1,397,045	15,210,566	16,607,611	369,614	2006	3/17/2021
Texas Ave, College Station	TX	—	(4)	3,530,460	5,583,528	9,113,988	22,293		3,530,460	5,605,821	9,136,281	156,964	2004	3/17/2021
Meridian Ave, Puyallup	WA	6,616,000		5,747,712	9,884,313	15,632,025	11,009		5,747,712	9,895,322	15,643,034	286,021	1990	3/17/2021
Westheimer Pkwy, Katy	TX	—	(4)	1,212,751	6,423,972	7,636,723	35,003		1,212,751	6,458,975	7,671,726	159,761	2003	3/17/2021
FM 1488, The Woodlands II	TX	—	(4)	1,945,532	8,905,822	10,851,354	13,444		1,945,532	8,919,266	10,864,798	232,709	2007	3/17/2021
Hwy 290, Cypress	TX	—	(4)	2,832,498	5,259,689	8,092,187	88,037		2,832,498	5,347,726	8,180,224	146,448	2002	3/17/2021
Lake Houston Pkwy, Humble	TX	—	(4)	2,475,909	6,539,367	9,015,276	21,372		2,475,909	6,560,739	9,036,648	191,140	2004	3/17/2021
Gosling Rd, The Woodlands	TX	—	(4)	1,248,558	7,314,476	8,563,034	30,754		1,248,558	7,345,230	8,593,788	185,048	2002	3/17/2021
Queenston Blvd, Houston	TX	—	(4)	778,007	5,241,798	6,019,805	78,741		778,007	5,320,539	6,098,546	138,910	2007	3/17/2021
Jim Johnson Rd, Plant City	FL	8,722,000		1,176,605	20,045,758	21,222,363	21,140		1,176,605	20,066,898	21,243,503	593,021	2004	3/17/2021
Frelinghuysen Ave, Newark	NJ	—	(4)	10,700,968	24,754,531	35,455,499	1,699,478		10,700,968	26,454,009	37,154,977	644,080	1931	3/17/2021
Redmond Fall City Rd, Redmond	WA	—	(4)	3,874,807	7,061,417	10,936,224	1,139		3,874,807	7,062,556	10,937,363	190,700	1997	3/17/2021

				Initial Cost to Company					Gross Carrying Amount at December 31, 2021
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Greenway Rd, Surprise	AZ	—		1,340,075	7,695,947	9,036,022	(20,973)		1,340,075	7,674,974	9,015,049	196,300	2019	3/17/2021
Marshall Farms Rd, Ocoee	FL	—		1,253,081	10,931,368	12,184,449	7,254		1,253,081	10,938,622	12,191,703	261,907	2019	3/17/2021
Ardrey Kell Rd, Charlotte	NC	—		1,316,193	15,140,130	16,456,323	—		1,316,193	15,140,130	16,456,323	362,190	2018	3/17/2021
University City, Charlotte II	NC	—	(4)	1,134,981	11,301,614	12,436,595	9,335		1,134,981	11,310,949	12,445,930	276,730	2017	3/17/2021
Hydraulic Rd, Charlottesville	VA	—	(4)	1,846,479	16,268,290	18,114,769	—		1,846,479	16,268,290	18,114,769	383,007	2017	3/17/2021
Metcalf St, Escondido	CA	40,782,500		1,018,965	18,019,171	19,038,136	7,385		1,018,965	18,026,556	19,045,521	413,320	2019	3/17/2021
Tamiami Trail, Punta Gorda	FL	—		2,034,608	15,764,762	17,799,370	3,130		2,034,608	15,767,892	17,802,500	385,760	1992	3/17/2021
Iroquois Shore Rd, Oakville III (2)	ONT	12,795,250		1,423,150	18,637,895	20,061,045	(221,692)	(3)	1,402,815	18,436,538	19,839,353	380,230	2020	4/16/2021
Van Buren Blvd, Riverside III	CA	—		3,705,043	6,511,602	10,216,645	245,224		3,705,043	6,756,826	10,461,869	144,370	1996	5/27/2021
Alameda Pkwy, Lakewood	CO	—	(4)	2,134,320	14,750,963	16,885,283	91,888		2,134,320	14,842,851	16,977,171	90,911	1998	10/19/2021
Corporate Office	CA	4,014,185		975,000	5,525,000	6,500,000	41,748		975,000	5,566,748	6,541,748	377,239	2018	1/24/2019
		$394,310,259		$393,416,415	$1,130,591,133	$1,524,007,548	$69,616,080		$397,508,081	$1,196,115,547	$1,593,623,628	$155,926,875

(1) The aggregate cost of real estate for United States federal income tax purposes is approximately $1,655,597,027.

(2) This property is located in Ontario, Canada.

(3) The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

(4) The equity interest in these wholly-owned subsidiaries that directly own these unencumbered real estate assets comprise the borrowing base of the KeyBank Credit Facility and such equity interests were pledged as of December 31, 2021 for the benefit of the lenders thereunder.

Activity in real estate facilities during 2019, 2020, and 2021 was as follows:

	2021	2020	2019
Real estate facilities
Balance at beginning of year	$1,210,102,582	$1,173,825,368	$820,296,026
Facility acquisitions	371,507,610	—	351,070,238
Impact of foreign exchange rate changes	(138,457)	4,147,798	6,582,603
Improvements and additions	12,151,893	32,129,416	7,565,494
Other facility acquisitions	15,689,143	—	—
Asset disposals	—	—	(11,688,993)
Disposition due to deconsolidation	(15,689,143)	—	—
Balance at end of year	$1,593,623,628	$1,210,102,582	$1,173,825,368
Accumulated depreciation
Balance at beginning of year	$(115,903,045)	$(83,692,491)	$(54,264,685)
Asset disposals	—	—	202,416
Depreciation expense	(40,158,233)	(31,711,102)	(29,188,668)
Disposition due to deconsolidation	62,466	—	—
Impact of foreign exchange rate changes	71,937	(499,452)	(441,554)
Balance at end of year	$(155,926,875)	$(115,903,045)	$(83,692,491)
Construction in process
Balance at beginning of year	$1,761,303	$12,237,722	$130,383
Net additions and assets placed into service	37,701	(10,476,419)	12,107,339
Balance at end of year	$1,799,004	$1,761,303	$12,237,722
Real estate facilities, net	$1,439,495,757	$1,095,960,840	$1,102,370,599

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated November 10, 2020, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Trust IV, Inc., and SST IV Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on November 12, 2020, Commission File No. 000-55617

2.2

Agreement and Plan of Merger, dated February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

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

10.10

SmartStop Self Storage REIT, Inc. Executive Severance and Change of Control Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 26, 2021, Commission File No. 000-55617

10.11

Amendment No. 1 to the Executive Severance and Change of Control Plan of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

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

10.25

Preferred Stock Purchase Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.26

Investors’ Rights Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.27

Executive Transition Services Agreement, dated February 26, 2021, by and among SmartStop Self Storage REIT, Inc., SmartStop OP, L.P., and SmartStop Storage Advisors, LLC, and Michael S. McClure, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2021, Commission File No. 000-55617

10.28

Credit Agreement, dated March 17, 2021, among SmartStop OP, L.P., as borrower, KeyBank, National Association, as administrative agent, certain other financial institutions acting as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2021, Commission File No. 000-55617

10.29

First Amendment to Credit Agreement, dated October 7, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2021, Commission File No. 000-55617

10.30	Increase Agreement, dated October 7, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 7, 2021, Commission File No. 000-55617

10.31

Amendment No. 3 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2021, Commission File No. 000-55617

10.32*	Amendment No. 4 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P.

21.1*	Subsidiaries of SmartStop Self Storage REIT, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A. Stanger & Co., Inc.

101*

The following SmartStop Self Storage REIT, Inc. financial information for the Year Ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 23, 2022.

SMARTSTOP SELF STORAGE REIT, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 23, 2022

/s/ James R. Barry James R. Barry	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2022

/s/ Michael Terjung Michael Terjung	Chief Accounting Officer (Principal Accounting Officer)	March 23, 2022

/s/ David J. Mueller David J. Mueller	Independent Director	March 23, 2022

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 23, 2022

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 23, 2022

/s/ Paula Mathews Paula Mathews	Director	March 23, 2022