Form 10-Q
period 2022-03-31
SmartStop Self Storage REIT, Inc.
filed 2022-05-11
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 77,301,971 outstanding shares of Class A common stock and 8,085,550 outstanding shares of Class T common stock of the registrant.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate facilities:
Land	$398,677,525	$397,508,081
Buildings	1,137,375,132	1,117,204,944
Site improvements	80,019,145	78,910,603
	1,616,071,802	1,593,623,628
Accumulated depreciation	(167,156,756)	(155,926,875)
	1,448,915,046	1,437,696,753
Construction in process	2,016,833	1,799,004
Real estate facilities, net	1,450,931,879	1,439,495,757
Cash and cash equivalents	36,225,933	37,254,226
Restricted cash	7,265,835	7,432,135
Investments in unconsolidated real estate ventures (Note 4)	19,185,517	18,943,284
Investments in and advances to Managed REITs	13,632,661	12,404,380
Other assets, net	15,865,205	15,423,508
Intangible assets, net of accumulated amortization	11,344,310	14,337,820
Trademarks, net of accumulated amortization	16,017,647	16,052,941
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	2,933,126	3,305,394
Total assets	$1,627,045,444	$1,618,292,776
LIABILITIES AND EQUITY
Debt, net	$892,618,376	$873,866,855
Accounts payable and accrued liabilities	18,979,883	22,693,941
Due to affiliates	439,501	584,291
Distributions payable	8,376,529	8,360,420
Contingent earnout	15,000,000	30,000,000
Deferred tax liabilities	8,070,650	7,719,098
Total liabilities	943,484,939	943,224,605
Commitments and contingencies (Note 11)
Redeemable common stock	76,578,073	71,334,675
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively, with aggregate liquidation preferences of $203,082,192 and $203,150,685 at March 31, 2022 and December 31, 2021, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 77,301,971 and 77,057,743 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	77,302	77,058
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,085,550 and 8,056,198 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8,085	8,056
Additional paid-in capital	725,014,340	724,739,872
Distributions	(223,391,769)	(210,964,464)
Accumulated deficit	(171,063,030)	(170,846,475)
Accumulated other comprehensive income (loss)	264,255	(279,975)
Total SmartStop Self Storage REIT, Inc. equity	330,909,183	342,734,072
Noncontrolling interests in our Operating Partnership	79,657,398	64,632,417
Other noncontrolling interests	59,744	10,900
Total noncontrolling interests	79,717,142	64,643,317
Total equity	410,626,325	407,377,389
Total liabilities and equity	$1,627,045,444	$1,618,292,776

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Self storage rental revenue	$43,056,872	$29,503,442
Ancillary operating revenue	1,974,320	1,557,430
Managed REIT Platform revenue	1,809,096	2,287,740
Reimbursable costs from Managed REITs	1,143,573	1,216,043
Total revenues	47,983,861	34,564,655
Operating expenses:
Property operating expenses	13,105,325	10,343,281
Managed REIT Platform expenses	389,265	319,890
Reimbursable costs from Managed REITs	1,143,573	1,216,043
General and administrative	5,837,647	4,752,989
Depreciation	11,107,986	8,543,927
Intangible amortization expense	3,900,884	1,259,547
Acquisition expenses	417,774	305,650
Contingent earnout adjustment	513,821	2,119,744
Write-off of equity interest and preexisting relationships upon acquisition of control	—	8,389,573
Total operating expenses	36,416,275	37,250,644
Income (loss) from operations	11,567,586	(2,685,989)
Other income (expense):
Interest expense	(7,575,784)	(8,616,071)
Net loss on extinguishment of debt	—	(2,444,788)
Other, net	(722,343)	1,443,382
Net income (loss)	3,269,459	(12,303,466)
Net (income) loss attributable to noncontrolling interests	(403,822)	1,476,994
Less: Distributions to preferred stockholders	(3,082,192)	(3,082,192)
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(216,555)	$(13,908,664)
Net loss per Class A share – basic and diluted	$(0.00)	$(0.22)
Net loss per Class T share – basic and diluted	$(0.00)	$(0.22)
Weighted average Class A shares outstanding – basic and diluted	76,946,796	56,398,876
Weighted average Class T shares outstanding – basic and diluted	8,070,949	7,927,821

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$3,269,459	$(12,303,466)
Other comprehensive income (loss):
Foreign currency translation adjustment	937,962	587,729
Foreign currency hedge contract gains (losses)	(834,436)	(803,069)
Interest rate swap and cap contract gains (losses)	506,515	1,241,434
Other comprehensive income	610,041	1,026,094
Comprehensive income (loss)	3,879,500	(11,277,372)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(469,633)	1,347,387
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$3,409,867	$(9,929,985)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	50,000	50,000	—	—
Issuance of common stock in connection with SST IV Merger	23,137,540	23,138	—	—	231,389,332	—	—	—	231,412,470	—	231,412,470	—	—
Offering costs	—	—	—	—	(150,000)	—	—	—	(150,000)	—	(150,000)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	11,219,744	11,219,744	—	—
Acquisition of noncontrolling interest related to the Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	(10,900)	(10,900)	—	—
Changes to redeemable common stock	—	—	—	—	(3,737,890)	—	—	—	(3,737,890)	—	(3,737,890)	—	3,737,890
Redemptions of common stock	(66,238)	(66)	(4,110)	(4)	—	—	—	—	(70)	—	(70)	—	(684,947)
Issuance of restricted stock	54,192	54	—	—	—	—	—	—	54	—	54	—	—
Distributions	—	—	—	—	—	(9,375,185)	—	—	(9,375,185)	—	(9,375,185)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,393,957)	(1,393,957)	—	—
Issuance of shares for distribution reinvestment plan	310,860	311	48,553	49	3,737,530	—	—	—	3,737,890	—	3,737,890	—	—
Equity based compensation expense	—	—	—	—	244,187	—	—	—	244,187	246,843	491,030	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(13,908,664)	—	(13,908,664)	—	(13,908,664)	—	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,476,994)	(1,476,994)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	513,632	513,632	74,097	587,729	—	—

Foreign currency forward contract loss	—	—	—	—	—	—	—	(701,823)	(701,823)	(101,246)	(803,069)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	1,084,678	1,084,678	156,756	1,241,434	—	—
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675
Offering costs	—	—	—	—	(53,949)	—	—	—	(53,949)	—	(53,949)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,098)	(8)	—	—	(74,487)	—	—	—	(74,495)	—	(74,495)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	15,513,821	15,513,821	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1,000	1,000	—	—
Changes to redeemable common stock	—	—	—	—	(5,243,398)	—	—	—	(5,243,398)	—	(5,243,398)	—	5,243,398
Redemptions of common stock	(106,502)	(107)	(4,696)	(5)	—	—	—	—	(112)	—	(112)	—	—
Issuance of restricted stock	45,170	45	—	—	—	—	—	—	45	—	45	—	—
Distributions	—	—	—	—	—	(12,427,305)	—	—	(12,427,305)	—	(12,427,305)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,679,314)	(1,679,314)	—	—
Issuance of shares for distribution reinvestment plan	313,658	314	34,048	34	5,243,050	—	—	—	5,243,398	—	5,243,398	—	—
Equity based compensation expense	—	—	—	—	403,252	—	—	—	403,252	768,685	1,171,937	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(216,555)	—	(216,555)	—	(216,555)	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	403,822	403,822	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	836,775	836,775	101,187	937,962	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(744,417)	(744,417)	(90,019)	(834,436)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	451,872	451,872	54,643	506,515	—	—
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,269,459	$(12,303,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,008,869	9,803,474
Change in deferred tax liability	241,588	(1,872,866)
Accretion of fair market value adjustment of secured debt	(34,642)	(31,866)
Amortization of debt issuance costs	594,521	672,473
Equity based compensation expense	1,171,940	491,030
Contingent earnout adjustment	513,821	2,119,744
Equity in loss of unconsolidated joint ventures	402,552	—
Unrealized foreign currency and derivative (gain) loss	(159,358)	489,151
Net loss on extinguishment of debt	—	2,444,788
Write-off of equity interest and preexisting relationships upon acquisition of control	—	8,389,573
Increase (decrease) in cash from changes in assets and liabilities, net of acquisitions:
Other assets, net	(1,794,330)	(1,486,741)
Accounts payable and accrued liabilities	(2,136,923)	(3,824,996)
Managed REITs receivables	(1,453,953)	(200,744)
Due to affiliates	(42,241)	3,902
Net cash provided by operating activities	15,581,303	4,693,456
Cash flows from investing activities:
SST IV Merger, net of cash acquired	—	(46,486,510)
Purchase of real estate	(18,816,115)	(16,012,854)
Additions to real estate	(1,373,376)	(1,657,513)
Investments in unconsolidated real estate entities, net	(213,893)	—
Purchase of other investments	—	(1,400,000)
Deposits on acquisition of real estate	(1,188,410)	(710,668)
Net proceeds from the sale of real estate	228,146	—
Redemption of preferred equity investment in SSGT II	—	13,500,000
Net cash used in investing activities	(21,363,648)	(52,767,545)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	—	258,641,870
Proceeds from issuance of revolver debt	19,000,000	186,005,250
Repayment of non-revolver debt	—	(422,190,754)
Scheduled principal payments on non-revolver debt	(628,984)	(193,907)
Debt issuance costs	(2,050)	(4,933,363)
Debt defeasance costs	—	(525,728)
Offering costs	(156,500)	(308,556)
Redemption of common stock	(1,751,436)	(720,422)
Gross proceeds from issuance of equity in other non controlling interests	1,000	—
Distributions paid to preferred stockholders	(3,150,685)	(2,928,620)
Distributions paid to common stockholders	(7,180,866)	(5,010,842)
Distributions paid to noncontrolling interest in OP	(1,597,751)	(1,377,906)
Net cash provided by (used in) financing activities	4,532,728	6,457,022
Impact of foreign exchange rate changes on cash and restricted cash	55,024	139,954
Change in cash, cash equivalents, and restricted cash	(1,194,593)	(41,477,113)
Cash, cash equivalents, and restricted cash beginning of period	44,686,361	80,657,676
Cash, cash equivalents, and restricted cash end of period	$43,491,768	$39,180,563

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$7,225,122	$8,330,968
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$5,243,398	$3,737,890
Distributions payable	$8,248,313	$7,446,393
Conversion of A-2 Units into A-1 Units	$15,513,821	$11,219,744
Deposits applied to the purchase of real estate	$190,000	$—
Debt assumed in the SST IV Merger	$—	$81,165,978
Issuance of common stock in connection with the SST IV Merger	$—	$231,412,470
Redemption of common stock included in accounts payable and accrued liabilities	$—	$697,249
Proceeds receivable from issuance of operating partnership units in SST VI OP	$—	$50,000

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of March 31, 2022, we owned 140 self storage facilities located in 18 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, and Washington) and the Greater Toronto Area of Ontario, Canada.

As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a new private REIT which is in its initial stages of formation (“SSGT III”), (SSGT II, SST VI, SSGT III, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of, as of March 31, 2022, 19 properties and approximately 14,000 units and 1.5 million rentable square feet. Through our Managed REIT Platform (as defined below), we have the internal capability to originate, structure, and manage additional investment products.

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

See Note 3 – Real Estate Facilities, for additional information related to the potential SSGT II Merger.

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

March 31, 2022

(Unaudited)

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

On October 7, 2021, we amended the Credit Facility to increase the commitments on the revolving credit facility by $200 million, to $450 million. As a result of this amendment, the aggregate commitment under the Credit Facility is now $700 million. See Note 5 – Debt and Note 13 – Subsequent Events, for additional information.

Equity

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2022, we had sold approximately 7.2 million Class A Shares and approximately 1.0 million Class T Shares for approximately $77.8 million and $11.1 million, respectively, in our DRP Offering.

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

On March 7, 2022, the board of directors approved the suspension of the Company's distribution reinvestment plan and share redemption program. See Note 11 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Former Dealer Manager”), was responsible for marketing our shares offered pursuant to our Primary Offering. SAM indirectly owns a 15% non-voting equity interest in our Former Dealer Manager. Now that our Primary Offering has terminated, our Former Dealer Manager no longer provides such services for us. However, through March 31, 2022, we paid our Former Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold. See Note 9 – Related Party Transactions – Former Dealer Manager Agreement.

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

March 31, 2022

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

Our Operating Partnership owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of March 31, 2022, we owned approximately 88.2% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 11.8% of the common units are owned by current and former members of our executive management team or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (“SmartStop TRS”), or other taxable REIT subsidiaries (collectively with SmartStop TRS, our "TRS Entities") which are directly or indirectly wholly-owned subsidiaries of our Operating Partnership.

COVID-19

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have been affected by COVID-19 in various ways, including but not limited to, national and local jurisdictions issuing orders causing temporary restrictions on our business in certain markets, temporary shutdowns of certain of our facilities, customer behavior and their comfort levels visiting our facilities, as well as the broader economic impacts of COVID-19. The financial and operational impact associated with these items was most significant in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020, and through the first quarter of 2022. Future governmental orders, broad economic weakness, or inflationary pressures could adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

March 31, 2022

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

On March 1, 2022, Pacific Oak Holding Group, LLC, the parent company of Pacific Oak Capital Markets, LLC, the dealer manager for the public offering of SST VI, became a 10% non-voting member of Strategic Storage Advisor VI, LLC, the advisor to SST VI (the "SST VI Advisor"). We continue to be the primary beneficiary of SST VI Advisor, and their operations therefore continue to be consolidated by us.

As of March 31, 2022 and December 31, 2021, we were not a party to any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres acquired in the SST IV Merger, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures for additional information), and our Tenant Protection Programs joint ventures with SSGT II and SST VI, which are consolidated.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of March 31, 2022 and December 31, 2021, we owned equity and debt investments with a carrying value of approximately $10.8 million and $11.0 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. We record the interest on the debt investments on the accrual basis and such income is included in other in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Also included in Investments in and advances to Managed REITs as of March 31, 2022 and December 31, 2021 are receivables from the Managed REITs of approximately $2.9 million and $1.4 million, respectively. For additional discussion, see Note 9 – Related Party Transactions.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership and the noncontrolling interests in SST VI Advisor and our Tenant Protection Programs joint ventures with SSGT II and SST VI in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in SST VI Advisor and the SSGT II and SST VI Tenant Protection Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interests balance.

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

Real Estate Purchase Price Allocation and Treatment of Acquisition Costs

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.8 million and $20.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2022 and 2021, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2022 and 2021, our property acquisitions, including the SST IV Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2022 and 2021, we expensed approximately $420,000 and $305,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2022 and 2021, no real property asset impairment losses were recognized.

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test for goodwill, and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. For the three months ended March 31, 2022 and 2021, no goodwill impairment losses were recognized.

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

As of March 31, 2022 and December 31, 2021, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of March 31, 2022 and December 31, 2021, approximately $0.3 million and $0.4 million, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2022, 2023, 2024, and thereafter is approximately $105,000, $140,000, $70,000 and none thereafter, respectively.

We qualitatively evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future. For the three months ended March 31, 2022 and 2021, no trademark impairment losses were recognized.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Additionally, we earn revenue in connection with our Tenant Protection Programs joint ventures with our Managed REITs. We also earn development and construction management revenue from services we provide in connection with the project design, coordination and oversite of development and certain capital improvement projects undertaken by the Managed REITs. We recognize such revenue in the Managed REIT Platform revenue line within our consolidated statements of operations as the services are performed or delivered. See Note 9 – Related Party Transactions, for additional information regarding revenue generated from our Managed REIT Platform.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general reserve estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2022 and December 31, 2021, approximately $0.4 million and $0.5 million were recorded to allowance for doubtful accounts, respectively.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $1.0 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, within property operating expenses, and approximately $0.1 million and $0.1 million for the three months ended March 31, 2022, and 2021, respectively, within general and administrative.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2022 the gross amount allocated to in-place lease intangibles was approximately $69.6 million and accumulated amortization of in-place lease intangibles totaled approximately $60.6 million. As of December 31, 2021, the gross amounts allocated to in-place lease intangibles were approximately $68.6 million and accumulated amortization of in-place lease intangibles totaled approximately $56.8 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2022, 2023, 2024, 2025, 2026 and thereafter is approximately $7.3 million, $0.6 million, $0.1 million, $0.1 million, $0.1 million, and $0.9 million, respectively.

In connection with the Self Administration Transaction, we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to the tenant protection programs (“Tenant Protection Programs”) joint ventures. For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships.

As of March 31, 2022, the gross amount of the intangible assets related to the Managed REIT contracts and the customer relationships related to the Tenant Protection Programs joint ventures was approximately $6.8 million and accumulated amortization of those intangibles totaled approximately $4.5 million. As of December 31, 2021, the gross amount of the intangible assets related to the Managed REIT contracts and the customer relationships related to the Tenant Protection Programs joint ventures was approximately $6.8 million and accumulated amortization of those intangibles totaled approximately $4.3 million.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2022, 2023, 2024, 2025 and 2026 is approximately $0.5 million, $0.7 million, $0.7 million, $0.3 million, and none thereafter, respectively.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt; amounts incurred related to obtaining revolving debt are included in the debt issuance costs line on our consolidated balance sheet (see Note 5 - Debt). Debt issuance costs are amortized using the effective interest method.

As of March 31, 2022 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.2 million. As of December 31, 2021, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.8 million.

As of March 31, 2022, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.1 million. As of December 31, 2021, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $1.9 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Organizational and Offering Costs

Through March 31, 2022, we paid our Former Dealer Manager an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. In accordance with the selling agreements we entered into with respect to the sale of Class T Shares, we ceased paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering at the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated (March 31, 2022). Our Former Dealer Manager entered into participating dealer agreements with certain other broker dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. We recorded a liability within due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T Shares as an offering cost.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $2.0 million and a gain of approximately $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

On March 7, 2022, our board of directors approved the complete suspension of the Company's SRP. See Note 11 – Commitments and Contingencies for additional information.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

For the year ended December 31, 2021, we received redemption requests totaling approximately $5.6 million (approximately 0.4 million shares), approximately $3.9 million of which were fulfilled during the year ended December 31, 2021, with the remaining approximately $1.7 million included in accounts payable and accrued liabilities as of December 31, 2021 and fulfilled in January 2022.

Accounting for Equity Awards

We issue equity based awards generally in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”), both of which may be issued subject to either time based vesting criteria or performance based vesting criteria restrictions. For time based awards granted which contain a graded vesting schedule, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For performance based awards, compensation cost is recognized over the requisite service period if and when we determine the performance condition is probable of being achieved. We record the cost of such equity based awards based on the grant date fair value, and have elected to record forfeitures as they occur.

Employee Benefit Plan

The Company terminated its relationship with a professional employer organization and began maintaining its own retirement savings plan in May of 2021 under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the three months ended March 31, 2022, the Company made matching contributions to such plan of approximately $0.2 million, based on a company match of 100% on the first 4% of an employee’s compensation.

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions along with the assets and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

liabilities described in Note 3 – Real Estate Facilities. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. Additionally, certain such assets and liabilities are required to be fair valued periodically or valued pursuant to ongoing fair value requirements and impairment analyses and have been valued subsequently utilizing the same techniques noted above. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at March 31, 2022 and December 31, 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$335,000,000	$340,303,486	$353,600,000	$340,967,113

During the three months ended March 31, 2022 and 2021, we held interest rate swaps, interest rate caps, and net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2022, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

March 31, 2022

(Unaudited)

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

We filed an election to treat SmartStop TRS as a taxable REIT subsidiary effective January 1, 2014. We have other TRS Entities for which we have made similar elections. In general, our TRS Entities perform additional services for our customers and provide the advisory and property management services to the Managed REITs and otherwise generally engages in any real estate or non-real estate related business. The TRS Entities are subject to corporate federal and state income tax.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. As of March 31, 2022, the net deferred tax liability of approximately $8.1 million was comprised of a deferred tax liability of approximately $0.6 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $7.5 million recorded at certain of our Canadian entities’ properties. The $7.5 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $10.4 million, net of a gross deferred tax asset of approximately $3.0 million.

As of December 31, 2021, the net deferred tax liability of approximately $7.7 million was comprised of a deferred tax liability of approximately $0.6 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $7.1 million recorded at certain of our Canadian entities’ properties. The $7.1 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $10.2 million, net of a gross deferred tax asset of approximately $3.1 million.

The income tax impact for the three months ended March 31, 2022 and 2021 includes a deferred tax expense of approximately $0.2 million and benefit of approximately $1.9 million, respectively, and a current tax expense of approximately $0.1 million and $0.1 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The Company recorded a net combined foreign, federal, and state income tax expense of approximately $0.3 million and a benefit of approximately $1.8 million for the three months ended March 31, 2022 and 2021, respectively, which are included in other in our consolidated statements of operations.

At March 31, 2022 and December 31, 2021, there were unrecognized tax benefits of approximately $3.6 million and $3.7 million, respectively. These unrecognized tax benefits represent the tax benefit from the carry forward of non-capital losses at certain of our Canadian properties for Canadian income tax purposes which we have recorded a full valuation allowance against.

As of March 31, 2022 and December 31, 2021, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. As of March 31, 2022, the tax years 2017-2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of March 2022, approximately 21.5%, 20.3%, and 11.6% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 8 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classify our Series A Convertible Preferred Stock (as defined in Note 6 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480‑10‑S99. Our Series A Convertible Preferred Stock can be redeemed by us on or after the fifth anniversary of its issuance, or if certain events occur, such as the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we do not maintain our REIT status the holder can require redemption. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series A Convertible Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series A Convertible Preferred Stock should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The following table presents the weighted average Class A and Class A-1 OP Units, Preferred Stock, LTIP Units, and
Restricted Stock Awards, that were excluded from the computation of earnings per share as their effect would have been antidilutive, and is calculated using the two-class, treasury stock or if-converted method, as applicable:

	For the Three Months Ended March 31,
	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Class A and Class A-1 OP Units	10,416,211	9,248,375
Series A Convertible Preferred Stock	18,761,726	18,761,726
Unvested LTIP Units	304,762	61,511
Unvested Restricted Stock Awards	126,037	98,189
	29,608,736	28,169,801

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." The new guidance simplifies the accounting for convertible instruments and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. Additionally, this standard amends the related earnings per share guidance. The guidance in ASU 2020-06 became effective for fiscal years beginning after December 15, 2021. Our adoption of this standard did not have a material impact on the consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Recently Issued Accounting Guidance

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2022:

Real estate facilities
Balance at December 31, 2021	$1,593,623,628
Facility acquisitions	18,156,701
Impact of foreign exchange rate changes	3,175,231
Improvements and additions	1,116,242
Balance at March 31, 2022	$1,616,071,802
Accumulated depreciation
Balance at December 31, 2021	$(155,926,875)
Depreciation expense	(10,862,117)
Impact of foreign exchange rate changes	(367,764)
Balance at March 31, 2022	$(167,156,756)

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

(1) The approximately $54.3 million in cash was primarily used to pay off approximately $54.0 million of SST IV debt that we did not assume in the SST IV Merger, as well as approximately $0.3 million in transaction costs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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
(1)
Debt assumed includes approximately $40.5 million of debt on the KeyBank SST IV CMBS Loan, a $0.1 million fair market value discount on such debt, and the approximately $40.8 million SST IV TCF Loan. See Note 5 – Debt, for additional information.

Self Storage Facility Acquisitions

On February 8, 2022, we purchased a self storage facility located in Algonquin, Illinois (the "Algonquin Property"). The purchase price for the Algonquin Property was approximately $19 million, plus closing costs. Upon acquisition, the property was approximately 72.4% occupied. The acquisition was funded with proceeds from a draw on the KeyBank Credit Facility Revolver of $19 million.

The following table summarizes the purchase price allocation for the real estate related assets acquired during the three months ended March 31, 2022:

Acquisition	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2022 Revenue(2)	2022 Net Operating Income(2)(3)
Algonquin, IL	2/8/2022	$18,156,701	$849,414	$19,006,115	$186,503	$110,267

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Subsequent Acquisitions

On May 10, 2022, we purchased a self storage facility located in the city of Sacramento, California (the “Sacramento
Property”). The purchase price for the Sacramento Property was approximately $25.8 million, plus closing costs. See Note 13 – Subsequent Events, for additional information.

Potential Acquisitions

On February 22, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Burnaby, British Columbia (the “Regent Property”). The purchase price for the Regent Property is $7.0 million CAD, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Regent Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

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

On April 25, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Aurora, Colorado (the “Aurora Property”).
The purchase price for the Aurora Property is $12.0 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Aurora Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On May 3, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of St. Augustine, Florida (the “St. Augustine Property”). The purchase price for the St. Augustine Property is $20.5 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the St. Augustine Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may assign the above purchase and sale agreements in part or in full to one of our Managed REITs.

Potential SSGT II Merger

On February 24, 2022, the Company, SSGT II, and SSGT II Merger Sub, entered into the SSGT II Merger Agreement.
The SSGT II Merger Agreement provides that, subject to satisfaction or waiver of various conditions set forth in the SSGT II Merger Agreement, we will acquire SSGT II by way of a merger of SSGT II with and into SSGT II Merger Sub, with SSGT II Merger Sub being the surviving entity.

At the effective time of the SSGT II Merger (the “Merger Effective Time”), SSGT II shall cease to exist as a separate entity in accordance with the applicable provisions of the Maryland General Corporation Law. The special committee of our board of directors (the “SmartStop Special Committee”), our board of directors, and the board of directors of SSGT II (the
“SSGT II Board”) have unanimously approved the SSGT II Merger, the SSGT II Merger Agreement, and the transactions contemplated by the SSGT II Merger Agreement. The SmartStop Special Committee is composed entirely of independent directors of the Company.

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

March 31, 2022

(Unaudited)

The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities.

The SSGT II Merger Agreement contains customary representations, warranties, and covenants, including covenants relating to the conduct of our business and the business of SSGT II during the period between the execution of the SSGT II Merger Agreement and the earlier of the completion of the SSGT II Merger or the termination of the SSGT II Merger Agreement in accordance with its terms. The closing of the SSGT II Merger (the “Closing”) is subject to and conditioned on the approval of the SSGT II Merger by the affirmative vote of the holders of not less than a majority of all outstanding shares of SSGT II Common Stock (the “Stockholder Approval”). Pursuant to the terms of the SSGT II Merger Agreement, the Closing is also subject to other customary conditions, including the delivery of certain documents and legal opinions, the accuracy of the representations and warranties of the parties (subject to the materiality standards contained in the SSGT II Merger Agreement), and the absence of a “SmartStop Material Adverse Effect” or “SSGT II Material Adverse Effect” (as each term is defined in the SSGT II Merger Agreement). Our obligation to consummate the SSGT II Merger is not subject to a financing condition. The Closing is not subject to the approval of our stockholders.

In connection with the termination of the SSGT II Merger Agreement and SSGT II’s entry into an alternative transaction with respect to a Superior Proposal (as defined in the SSGT II Merger Agreement), as well as under other specified circumstances, SSGT II will be required to pay to us a termination payment of $5,200,000. In addition, the SSGT II Merger Agreement provides for customary expense reimbursement (not to exceed $1,000,000) under specified circumstances set forth in the SSGT II Merger Agreement.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. As of March 31, 2022, the real estate joint ventures consisted of five operating properties and one property under development. These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land and develop and operate the properties as self storage facilities.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments. For the three months ended March 31, 2022 and 2021 respectively, we recorded aggregate earnings (loss) of approximately $(230,000) and $2,000 respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in the Greater Toronto Area, Canada:

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of March 31, 2022
Oshawa	August 2021	$1,731,009
East York	June 2020	6,537,259
Brampton	November 2020	2,365,553
Vaughan	January 2021	2,891,125
Scarborough	November 2021	2,738,915
Kingspoint	Under Development	2,921,656
		$19,185,517

Financing Agreement

We, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships, also became party to a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres.

On August 18, 2021, the Kingspoint property was added to the MMCA, increasing the available capacity. The SmartCentres Financing includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately CAD $120 million subject to certain conditions set forth in the MMCA.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

As of March 31, 2022 and December 31, 2021, approximately CAD $70.5 million and CAD $67.2 million, respectively, was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing will be used to finance the development and construction of the JV Properties.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of March 31, 2022, the total interest rate was approximately 3.05%.

The SmartCentres Financing, as amended, has a maturity date of May 11, 2024, and contains two one year extension options. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. As of March 31, 2022, no such payments had commenced. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

The SmartCentres Financing contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financing.

Note 5. Debt

The Company’s debt is summarized as follows:

Loan	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$94,034,346	$94,459,583	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	52,000,000	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	45,577,408	45,758,741	5.31%	8/1/2024
CMBS Loan(4)	104,000,000	104,000,000	5.00%	2/1/2029
SST IV CMBS Loan(6)	40,500,000	40,500,000	3.56%	2/1/2030
SST IV TCF Loan(6)(7)	40,782,500	40,782,500	3.75%	3/30/2023
Credit Facility Term Loan - USD (6)	250,000,000	250,000,000	2.05%	3/17/2026
Credit Facility Revolver - USD (6)	252,201,288	233,201,288	2.10%	3/17/2024
Oakville III BMO Loan (5)(6)	12,991,875	12,795,250	3.21%	5/16/2024
Ladera Office Loan	3,991,771	4,014,185	4.29%	11/1/2026
Premium on secured debt, net	199,961	234,604
Debt issuance costs, net	(3,660,773)	(3,879,296)
Total debt	$892,618,376	$873,866,855

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

March 31, 2022

(Unaudited)

(4)
This fixed rate loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts.
(5)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.
(6)
For additional information regarding this loan, see below.
(7)
This loan was fully paid off subsequent to March 31, 2022. See Note 13 – Subsequent Events, for additional information.

The weighted average interest rate on our consolidated debt as of March 31, 2022 was approximately 3.09%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of March 31, 2022, we were in compliance with all such covenants.

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

Amounts borrowed under the Credit Facility Revolver and Credit Facility Term Loan bear interest based on both the type of borrowing (either ABR Loans or Eurodollar Loans, each as defined in the Credit Facility), as well as the currency of the borrowing. ABR Loans bear interest at the lesser of (x) the alternate base rate plus the applicable rate, or (y) the maximum rate. Eurodollar Loans bear interest at the lesser of (a) the adjusted LIBO rate or CDOR rate (depending on whether the loan is a US Borrowing or a CAD Borrowing, respectively) for the interest period in effect plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate varies depending on the type of borrowing and our consolidated leverage ratio. As of March 31, 2022, advances under the Credit Facility Term Loan bear interest at 160 basis points over 30-day LIBOR or 30-day CDOR, while advances under the Credit Facility Revolver bear interest at 165 basis points over 30-day LIBOR or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

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

March 31, 2022

(Unaudited)

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

As of March 31, 2022, the Borrower had borrowed approximately $252 million of the $450 million current capacity of the Credit Facility Revolver and all $250 million of the $250 million current capacity of the Credit Facility Term Loan.

On April 19, 2022, we amended the Credit Facility to transition from the London interbank offering rate to a secured overnight financing rate (SOFR) for floating rate borrowings. See Note 13 – Subsequent Events for additional information regarding the Credit Facility amendment.

SST IV CMBS Loan

On March 17, 2021, in connection with the SST IV Merger, we assumed a $40.5 million CMBS financing with KeyBank as the initial lender pursuant to a mortgage loan (the “SST IV CMBS Loan”). The SST IV CMBS Loan is secured by a first mortgage or deed of trust on each of seven properties owned by us (Jensen Beach, Texas City, Riverside, Las Vegas IV, Puyallup, Las Vegas V, and Plant City). The separate assets of these encumbered properties are not available to pay our other debt. The loan has a maturity date of February 1, 2030. Monthly payments due under the loan agreement (the “SST IV CMBS Loan Agreement”) are interest only, with the full principal amount becoming due and payable on the maturity date.

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

March 31, 2022

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

The interest rate on the SST IV TCF Loan is equal to the greater of (i) 3.75% per annum or (ii) an adjustable annual rate equal to LIBOR plus 3.00%. Upon achievement of certain financial conditions, the interest rate will be equal to the greater of (i) 3.50% per annum or (ii) an adjustable annual rate equal to LIBOR plus 2.50%. As of March 31, 2022, the interest rate on the SST IV TCF Loan was 3.75%. In connection with the SST IV Merger, we also assumed an interest rate cap with a notional amount of $30.5 million, such that in no event will LIBOR exceed 0.75% thereon through May 2022.

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

On April 28, 2022, we paid in full the entire outstanding principal balance on the SST IV TCF Loan, see Note 13, - Subsequent Events for additional information.

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

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2022:

2022	$2,285,549
2023	44,166,668
2024	312,236,131
2025	2,869,187
2026	341,916,098
2027 and thereafter	192,605,555
Total payments(1)	896,079,188
Premium on secured debt, net	199,961
Debt issuance costs, net	(3,660,773)
Total	$892,618,376

(1) On April 19, 2022, we, as guarantor, and our Operating Partnership, as issuer, entered a private placement notes offering for the placement of $150 million of 4.53% Senior Notes due April 19, 2032. The sale and purchase of the notes will occur in two closings, with the first such closing having occurred on April 19, 2022 with $75 million having been issued on such date. The proceeds from the first closing were used to pay off the entire outstanding principal balance of $40.8 million on the SST

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

IV TCF Loan, which had a maturity date of March 30, 2023, with the remaining funds used to pay down a portion of the Credit Facility Revolver, which has a maturity date of March 17, 2024. See Note 13 - Subsequent Events, for additional information.

Note 6. Preferred Equity

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

March 31, 2022

(Unaudited)

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

As of March 31, 2022, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2021, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

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

March 31, 2022

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

The following table summarizes the terms of our derivative financial instruments as of March 31, 2022:

	Notional Amount		Strike	Effective Date	Maturity Date
Foreign Currency Forward:
Denominated in CAD	$125,925,000	(1)	1.2593	April 12, 2021	April 12, 2023
Denominated in CAD	122,020,000	(1)	1.2202	May 6, 2021	April 12, 2022(2)

(1)
Notional amounts shown are denominated in CAD.
(2)
On April 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately $3.2 million, and simultaneously entered into a new CAD $126.2 million currency forward with a settlement date of October 12, 2022.

On February 10, 2021, we rolled a previously existing CAD $95 million currency forward into a two month CAD $95 million foreign currency forward, with a settlement date of April 12, 2021. On April 12, 2021, we settled this foreign currency forward, paying a net settlement of approximately $4.5 million, and simultaneously entered into a new CAD $125.9 million currency forward with a settlement date of April 12, 2023. On May 6, 2021, we entered into a second currency forward, for approximately CAD $122 million, with a settlement date of April 12, 2022.

A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss), the other portion, a loss of approximately $1.8 million and $0.3 million related to the portion that is not designated for hedge accounting, was recorded in other income (expense) within our consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2022	December 31, 2021
Interest Rate Swaps
Accounts payable and accrued liabilities	$—	$490,341
Foreign Currency Hedges
Other assets	$2,316,801	$4,261,100
Accounts payable and accrued liabilities	(721,983)	—

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

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended March 31, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$43,056,872	$—	$—	$43,056,872
Ancillary operating revenue	1,974,320	—	—	1,974,320
Managed REIT Platform revenue	—	1,809,096	—	1,809,096
Reimbursable costs from Managed REITs	—	1,143,573	—	1,143,573
Total revenues	45,031,192	2,952,669	—	47,983,861
Operating expenses:
Property operating expenses	13,105,325	—	—	13,105,325
Managed REIT Platform expense	—	389,265	—	389,265
Reimbursable costs from Managed REITs	—	1,143,573	—	1,143,573
General and administrative	—	—	5,837,647	5,837,647
Depreciation	10,878,956	—	229,030	11,107,986
Intangible amortization expense	2,663,825	1,237,059	—	3,900,884
Acquisition expenses	417,774	—	—	417,774
Contingent earnout expense	—	513,821	—	513,821
Total operating expenses	27,065,880	3,283,718	6,066,677	36,416,275
Income (loss) from operations	17,965,312	(331,049)	(6,066,677)	11,567,586
Other income (expense):
Interest expense	(7,532,887)	—	(42,897)	(7,575,784)
Other, net	(164,906)	(40,557)	(516,880)	(722,343)
Net income (loss)	$10,267,519	$(371,606)	$(6,626,454)	$3,269,459

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

	Three Months Ended March 31, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$29,503,442	$—	$—	$29,503,442
Ancillary operating revenue	1,557,430	—	—	1,557,430
Managed REIT Platform revenue	—	2,287,740	—	2,287,740
Reimbursable costs from Managed REITs	—	1,216,043	—	1,216,043
Total revenues	31,060,872	3,503,783	—	34,564,655
Operating expenses:
Property operating expenses	10,343,281	—	—	10,343,281
Managed REIT Platform expense	—	319,890	—	319,890
Reimbursable costs from Managed REITs	—	1,216,043	—	1,216,043
General and administrative	—	—	4,752,989	4,752,989
Depreciation	8,347,819	—	196,108	8,543,927
Intangible amortization expense	587,741	671,806	—	1,259,547
Acquisition expenses	305,650	—	—	305,650
Contingent earnout adjustment	—	2,119,744	—	2,119,744
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	19,584,491	12,717,056	4,949,097	37,250,644
Income (loss) from operations	11,476,381	(9,213,273)	(4,949,097)	(2,685,989)
Other income (expense):
Interest expense	(8,572,256)	—	(43,815)	(8,616,071)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Other, net	(218,027)	1,872,866	(211,457)	1,443,382
Net income (loss)	$241,310	$(7,340,407)	$(5,204,369)	$(12,303,466)

The following table summarizes our total assets by segment:

Segments	March 31, 2022	December 31, 2021
Self Storage(1)	$1,558,551,434	$1,546,835,094
Managed REIT Platform(2)	21,539,025	21,707,326
Corporate and Other	46,954,985	49,750,356
Total assets(3)	$1,627,045,444	$1,618,292,776

(1)
Included in the assets of the Self Storage segment as of March 31, 2022 and December 31, 2021 is approximately $49.8 million of goodwill. Additionally, as of March 31, 2022 and December 31, 2021, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed REIT Platform segment as of March 31, 2022 and December 31, 2021 is approximately $3.9 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.
(3)
Other than our investments in and advances to Managed REITs, substantially all of our investments in real estate facilities and intangible assets made during the year and quarter ended December 31, 2021 and March 31, 2022, respectively, were associated with our self storage platform.

Note 9. Related Party Transactions

On June 28, 2019, we, our Operating Partnership and SmartStop TRS entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with our then-sponsor, SAM, and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM, along with certain other assets of SAM (collectively, the "Self Administration Transaction"). In relation to the Self Administration

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Transaction, SS OP Holdings received 3,283,302 Class A-2 limited partnership units of the Operating Partnership, See Note 11 – Commitment and Contingencies – Contingent Earnount for additional information.

As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV (until the SST IV Merger Date), and SSGT II, and we acquired the internal capability to originate, structure and manage additional future investment products which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. The Former Dealer Manager Agreement and the Transfer Agent Agreement described below were not impacted by the Self Administration Transaction.

Certain of our executive officers and two of our directors hold ownership interests in and/or are officers of SAM, our Former Dealer Manager, and other affiliated entities. Accordingly, any agreements or transactions we have entered into with such entities may present a conflict of interest. However, none of SAM and its affiliates or our directors or executive officers receive any compensation, fees or reimbursements from our Managed REITs, other than with respect to fees and reimbursements in accordance with the Administrative Services Agreement and the transfer agent agreement, or as otherwise described in this section.

Former Dealer Manager Agreement

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 7.0% of gross proceeds from sales of Class A Shares and up to 2.0% of gross proceeds from the sales of Class T Shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A Shares and Class T Shares in the Primary Offering under the terms of the Former Dealer Manager Agreement. In addition, our Former Dealer Manager received an ongoing stockholder servicing fee as discussed in Note 2 – Summary of Significant Accounting Policies – Organization and Offering Costs.

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

March 31, 2022

(Unaudited)

the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2021 and the three months ended March 31, 2022, as well as any related amounts payable as of December 31, 2021 and March 31, 2022:

	Year Ended December 31, 2021			Three Months Ended March 31, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$967,341	$916,349	$86,992	$280,230	$322,471	$44,751
Additional paid-in capital
Transfer Agent fees	150,000	150,000	—	—	—	—
Stockholder servicing fee(1)	161,545	636,654	156,320	53,660	156,209	53,771
Stockholder servicing fee - SST IV(2)	1,155,887	814,908	340,979	—	—	340,979
Total	$2,434,773	$2,517,911	$584,291	$333,890	$478,680	$439,501

(1)
We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. The amount incurred during the year ended December 31, 2021 and the three months ended March 31, 2022 represent adjustments to the estimated stockholder servicing fee recorded at the time of the sale of the Class T Shares, based on the cessation date of such stockholder servicing fee of March 31, 2022.
(2)
Represents the stockholder servicing fee liability assumed in the SST IV Merger.

Acquisition of Self Storage Platform from SAM and Other Transactions

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

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor IV, LLC, the advisor to SST IV (the “SST IV Advisor”), SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), and the SST VI Advisor are or were entitled to receive various fees and expense reimbursements under the terms of the SST IV, SSGT II, and SST VI advisory agreements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

SST IV Advisory Agreement

The SST IV Advisor provided acquisition and advisory services to SST IV pursuant to an advisory agreement (the “SST IV Advisory Agreement”) with SST IV up until the SST IV Merger on March 17, 2021.

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

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SST IV Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, as noted above, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $1.3 million during the three months ended March 31, 2021, and recorded such adjustment as other income within the other line-item in our consolidated statements of operations.

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

March 31, 2022

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

The SST VI Advisory Agreement provides for reimbursement of the SST VI Advisor’s direct and indirect costs of providing administrative and management services to SST VI. Beginning four fiscal quarters after commencement of SST VI's public offering, which was declared effective March 17, 2022, the SST VI Advisor will be required to pay or reimburse SST VI the amount by which SST VI’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST VI’s average invested assets or 25% of SST VI’s net income, as defined, unless a majority of SST VI’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

On March 1, 2022, Pacific Oak Holding Group, LLC, became a 10% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which is the result of the difference between the GAAP carrying value of the SST IV property management contracts and their carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible assets, we adjusted the value of our deferred tax liabilities by pro-rata amounts, reducing the deferred tax liabilities in aggregate by approximately $0.5 million during the three months ended March 31, 2021, and recorded such adjustment as other income within the other line-item in our consolidated statement of operations.

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three months ended March 31, 2022 and 2021:

	Three Months Ended
Managed REIT Platform Revenues	March 31, 2022	March 31, 2021
Advisory agreement – SST IV(1)	$—	$716,278
Advisory agreement – SSGT II(4)	471,526	463,262
Advisory agreement – SST VI	155,332	—
Property management agreement – SST IV(1)	—	346,179
Property management agreement – SSGT II(4)	230,058	140,234
Property management agreement – SST VI	79,050	—
Tenant Protection Program revenue – SST IV(2)	—	285,959
Tenant Protection Program revenue – SSGT II(4)	174,145	122,042
Tenant Protection Program revenue – SST VI	49,444	—
Other Managed REIT revenue(3)	649,541	213,786
Total Managed REIT Platform Revenue	$1,809,096	$2,287,740

(1)
On March 17, 2021, we acquired SST IV and no longer earn such fees.
(2)
On March 17, 2021, we acquired SST IV and such revenue is now included in ancillary operating revenue in our consolidated statements of operations.
(3)
Such revenue primarily includes acquisition fees, construction management fees, development fees, and other miscellaneous revenues.
(4)
Upon the successful closing of the SSGT II Merger, we will no longer earn the advisory agreement and property management agreement fees. Additionally, the Tenant Protection Program revenue for SSGT II will be included in ancillary operating revenue in our consolidated statements of operations.

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

As of March 31, 2022 and December 31, 2021 we had receivables due from the Managed REITs totaling approximately $2.9 million and $1.4 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

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

March 31, 2022

(Unaudited)

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

On January 21, 2021, SSGT II redeemed the remaining $13.5 million of our outstanding SSGT II Preferred Units.

As of March 31, 2022 and December 31, 2021, we were potentially required to purchase an additional $7.5 million in SSGT II Preferred Units.

For the three months years ended March 31, 2022 and 2021, we recorded income related to the SSGT II Preferred Units totaling none, and approximately $0.1 million, respectively, which is recorded within the Other line item in our consolidated statements of operations.

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

The interest rate on the SST VI Mezzanine Loan is a variable rate equal to LIBOR plus 3%. Payments on the SST VI Mezzanine Loan are interest only until December 30, 2022, which is the initial maturity date of the SST VI Mezzanine Loan. SST VI OP may, in certain circumstances, extend the ultimate maturity date of the SST VI Mezzanine Loan through December 30, 2023 upon written notice to us, in which event the interest rate of the SST VI Mezzanine Loan will increase to LIBOR plus 4% per annum. The SST VI Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SST VI Mezzanine Loan may be released from the pledge of collateral. As of March 31, 2022, and December 31, 2021, SST VI OP had borrowed $6.8 million pursuant to the SST VI Mezzanine Loan and we were potentially required to fund an additional $38.2 million.

Additionally, SmartStop OP already had a special limited partnership interest, whereby SmartStop OP would receive a subordinated distribution upon certain returns on equity being met.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

For the three months ended March 31, 2022, we recorded a loss related to our equity interest in SST VI OP of approximately $140,000, and received distributions in the amount of approximately $68,000. The loss related to our equity interest in SST VI OP is recorded within the Other line item in our consolidated statements of operations, and the distributions received directly reduce our equity interest in SST VI OP.

As discussed in Note 2, for the three months ended March 31,2021, we consolidated our equity interest in SST VI OP.

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, SmartStop TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support. SAM and the Company Parties will reimburse one another based on the actual costs of providing their respective services. Additionally, SAM will pay the Company Parties an allocation of rent and overhead for the portion it occupies in the Ladera Office. Such agreement has a term of three years and is subject to certain adjustments as defined in the agreement.

For the three months ended March 31, 2022 and 2021, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $16,000 and approximately $63,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations.

We recorded reimbursements from SAM of approximately $140,000 and $130,000 during the three months ended March 31, 2022 and 2021, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of March 31, 2022 and December 31, 2021, a receivable of approximately $35,000 and approximately $60,000 was due from SAM related to the Administrative Services Agreement, respectively.

Note 10. Equity Based Compensation

We issue equity based compensation pursuant to the employee and director long-term incentive plan of SmartStop Self Storage REIT, Inc. (the “Plan”). Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through March 31, 2022, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through March 31, 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020, the Compensation Committee of the Board of Directors approved awards for our executive officers, which include (1) performance based awards, and (2) time based awards. For both such type of awards, the recipient can choose either LTIP Units or restricted stock consisting of shares of our common stock.

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

March 31, 2022

(Unaudited)

transfers applies to the entirety of the grant, regardless of vesting, and (ii) with respect to grants of time based restricted stock made in or subsequent to April 2020, the restriction on transfer applies only to the unvested portion of the restricted stock.

With respect to grants of time based LTIP Units made to our executive officers in 2020, 2021, and 2022, distributions began to accrue effective January 1 of each respective year, and are payable as distributions are paid on our Class A Shares without regard to whether the underlying awards have vested. With respect to time based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

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

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	249,271	$9.58	160,891	$9.09
Granted	78,192	9.85	222,581	9.30
Vested	(105,328)	9.64	(109,276)	9.20
Forfeited	(2,189)	9.78	—	—
Unvested at December 31, 2021	219,946	9.64	274,196	9.22
Granted	46,192	14.18	170,144	13.18
Vested	(28,852)	9.67	—	—
Forfeited	(1,022)	9.78	—	—
Unvested at March 31, 2022	236,264	$10.53	444,340	$10.74

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted award. The targeted award for each executive was determined and approved by the Compensation Committee of our Board of Directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison will be conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2021 and 2022 grants will vest, as applicable, no later than March 31, 2024 and March 31, 2025, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIP Units
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	5,752	$9.78	130,638	$9.09
Granted	—	—	148,387	9.30
Vested	—	—	—	—
Forfeited	—	—	(11,918)	9.09
Unvested at December 31, 2021	5,752	9.78	267,107	9.21
Granted	—	—	113,429	13.18
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at March 31, 2022	5,752	$9.78	380,536	$10.39

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

As of March 31, 2022, 7,100,165 shares of stock were available for issuance under the Plan.

We recorded approximately $1.2 million of equity based compensation expense in general and administrative expense during the three months ended March 31, 2022, compared to approximately $0.5 million during the three months ended March 31, 2021. We recorded approximately $35,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three months ended March 31, 2022, compared to approximately $20,000 during the three months ended March 31, 2021. As of March 31, 2022, there was approximately $7.3 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.6 years. As of December 31, 2021, there was approximately $4.5 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.1 years.

On February 26, 2021, we announced the retirement of Michael S. McClure, then our Chief Executive Officer, effective as of April 15, 2021 (the “Transition Date”). In connection with Mr. McClure’s retirement, and in order to provide an orderly transition, we entered into an Executive Transition Services Agreement with Mr. McClure (the “Agreement”) on February 26, 2021, pursuant to which Mr. McClure was to provide consulting services to the Company for a twelve-month period (the “Transition Period”) commencing on the Transition Date.

Pursuant to the Agreement, during the Transition Period and subject to the early termination provisions contained in the Agreement, we paid Mr. McClure a monthly fee as well as provided reimbursement for costs of continuing group health insurance coverage. Mr. McClure’s existing time-based equity awards continued to vest during the Transition Period and, upon the successful completion of the Transition Period, the remaining outstanding unvested time-based equity awards vested in full. Mr. McClure’s existing performance-based equity awards will remain outstanding and vest on a pro rata basis at the rate of two-thirds of the amount that would have otherwise vested based on the terms of the awards and actual performance of the Company during the performance period.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

In February 2022, an aggregate of 113,429 performance-based LTIP Units and approximately 170,144 time-based LTIP Units were issued to our executive officers. The performance-based LTIP Units vest after the three year performance period, based upon the performance level attained. The time-based LTIP Units vest ratably over four years, with the first tranche vesting on December 31, 2022, subject to the recipient’s continued employment through the applicable vesting date.

Note 11. Commitments and Contingencies

Contingent Earnout

On June 28, 2019, in relation to the Self Administration Transaction, 3,283,302 Class A-2 limited partnership units of the Operating Partnership ("Class A-2 Units"), were issued to SS OP Holdings as consideration. Class A-2 Units may convert into Class A-1 Units as earnout consideration, as described below. The Class A-2 Units are not entitled to cash distributions or the allocation of any profits or losses in the Operating Partnership until the Class A-2 Unit into Class A-1 Units.

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

On March 29, 2022, 1,094,434 Class A-2 Units were converted into 1,094,434 Class A-1 Units pursuant to the achievement of the second tier of earnout consideration. The fair value of the contingent earnout liability was reduced as the Class A-2 Units were converted into Class A-1 Units in our Operating Partnership and the fair value of such units was

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

reclassified to the noncontrolling interest in our Operating Partnership line in the equity section of our consolidated balance sheet.

As of March 31, 2022, pursuant to the revised definition of “AUM” as described above, we had added incremental assets under management of approximately $540.4 million, and the estimated fair value of the contingent earnout liability was approximately $15.0 million.

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

On November 30, 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). We may amend or terminate the amended and restated distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. No sales commissions, dealer manager fee, or stockholder servicing fee will be paid on shares sold through the amended and restated distribution reinvestment plan. Through the termination of our Offering on January 9, 2017, we had sold approximately 1.1 million Class A shares and 0.1 million Class T Shares through our original distribution reinvestment plan. As of March 31, 2022, we had sold approximately 7.2 million Class A Shares and approximately 1.0 million Class T Shares through our DRP Offering.

As described below, on March 7, 2022, our board of directors approved the suspension of our DRP, effective on April
15, 2022.

Share Redemption Program

As described in Note 2 – Redeemable Common Stock, we have an SRP, which is suspended. Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption.

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

March 31, 2022

(Unaudited)

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

Operating Partnership Redemption Rights

Generally, the limited partners of our Operating Partnership, excluding any limited partners with respect to their Class A-2 Units, have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year.

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

As of March 31, 2022 and December 31, 2021, pursuant to the SSGT II Unit Purchase Agreement, we were also contractually obligated to purchase up to an additional $7.5 million in SSGT II Preferred Units at SSGT II’s option. Additionally, as of March 31, 2022 and December 31, 2021, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $38.2 million in debt to SST VI at their option. See Note 9 – Related Party Transactions for more information about our obligations under these agreements.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 12. Declaration of Distributions

On March 25, 2022, our board of directors declared a distribution rate for the month of April 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2022 and ending April 30, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

On April 26, 2022, our board of directors declared a distribution rate for the month of May 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on May 1, 2022 and ending May 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 13. Subsequent Events

On May 10, 2022, we purchased a self storage facility located in the city of Sacramento, California (the “Sacramento
Property”). The purchase price for the Sacramento Property was approximately $25.8 million, plus closing costs. On May 10, 2022 we drew an additional $25.5 million on the KeyBank Credit Facility Revolver to fund such acquisition.

Private Placement Note Purchase Agreement and Related

On April 19, 2022, we as guarantor, and our Operating Partnership as issuer, entered into a Note Purchase Agreement (the "Note Purchase Agreement") which provides for the private placement of $150 million of 4.53% Senior Notes due April 19, 2032 (the "Notes"). The sale and purchase of the Notes will occur in two closings, with the first of such closings having occurred on April 19, 2022 with $75 million aggregate principal amount of the Notes having been issued on such date (the “First Closing”) and the second of such closings to occur on May 25, 2022 with $75 million aggregate principal amount of the Notes to be issued on such date (the “Second Closing”).

Interest on the Notes is subject to a potential prospective 75 basis points increase, if, as of March 31, 2023, the ratio of total indebtedness to EBITDA (as defined in the Note Purchase Agreement) (the “Total Leverage Ratio”) of the Company and its subsidiaries, on a consolidated basis, is greater than 7.00 to 1.00 (a “Total Leverage Ratio Event”). If a Total Leverage Ratio Event shall have occurred as of such date, the interest accruing on the Notes would be 5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters. Interest on each series of the Notes will be payable semiannually on the nineteenth day of April and October in each year, beginning on October 19, 2022, until maturity.

We are permitted to prepay at any time all, or from time to time any part of, the Notes, in amounts not less than 5% of the Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the Make-Whole Amount (as defined in the Note Purchase Agreement). The “Make-Whole Amount” is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Notes being prepaid over the amount of such Notes. In addition, in connection with a Change of Control (as defined in the Note Purchase Agreement), the Operating Partnership is required to offer to prepay the Notes at 100% of the principal amount plus accrued and unpaid interest thereon, but without the Make Whole Amount or any other prepayment premium or penalty of any kind.

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that are substantially similar to our existing Credit Facility.

On April 19, 2022, in connection with the initial close of the Notes, we amended the Credit Facility (the “Credit Facility Amendment”). The primary purpose of the Credit Facility Amendment was to: (i) allow for the issuance of the notes, (ii) make conforming changes between the Note Purchase Agreement and the Credit Facility, and (iii) modify the Credit Facility to reflect a transition from the London interbank offering rate to a secured overnight financing rate (SOFR) for floating rate borrowings.

On April 28, 2022, proceeds from First Closing of the Notes were used to fully pay off the outstanding balance on the SST IV TCF Loan in the amount of $40.9 million. There were no prepayment penalties for the pay off of the SST IV TCF Loan. The remaining funds from the First Closing were used to partially pay down the outstanding principal on the Credit Facility.

In connection with the issuance of the above Notes, the Company received an investment grade credit rating (BBB-) from Kroll Bond Rating Agency, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We are a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and the Greater Toronto Area in Canada. According to the Inside Self Storage Top-Operators List for 2021, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of March 31, 2022, our wholly-owned portfolio consisted of 140 self storage properties diversified across 18 states and the Greater Toronto Area of Ontario, Canada comprising approximately 93,000 units and 10.7 million net rentable square feet. Additionally, we had a 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of five operating self storage properties and one parcel of land currently under development into a self storage facility. Further, through our Managed REIT Platform, we now serve as the sponsor of three Managed REITs: Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a new private REIT which is in its initial stages of formation (“SSGT III”), all of which pay us fees to manage these programs and operate their 19 self storage properties (as of March 31, 2022).

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire undermanaged facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

As discussed herein, we, through our subsidiaries, also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and currently serve as the sponsor of SSGT II, SST VI, and
SSGT III, (SSGT II, SST VI, SSGT III, and prior to March 17, 2021, SST IV, the “Managed REITs”), and operate the properties owned by the Managed REITs, consisting of, as of March 31, 2022, 19 properties and approximately 14,000 units and 1.5 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of March 31, 2022, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.5%	95.2%	0.8%
Arizona	3	2,540	265,000	2.5%	93.2%	2.2%
California	27	17,190	1,824,700	17.1%	95.0%	20.3%
Colorado	7	4,010	436,000	4.1%	94.7%	3.5%
Florida	22	17,010	2,049,800	19.1%	94.9%	21.5%
Illinois	6	3,785	429,500	4.0%	90.4%	3.1%
Indiana	2	1,030	112,700	1.1%	94.8%	0.7%
Massachusetts	1	840	93,200	0.9%	98.9%	1.9%
Maryland	2	1,610	169,500	1.6%	93.7%	1.6%
Michigan	4	2,220	266,100	2.5%	93.6%	2.0%
New Jersey	2	2,350	205,100	1.9%	93.1%	2.2%
Nevada	8	6,210	757,100	7.1%	96.0%	6.8%
North Carolina	19	9,190	1,192,400	11.1%	94.8%	8.8%
Ohio	5	2,310	279,700	2.6%	95.8%	1.7%
South Carolina	3	1,940	246,000	2.3%	93.3%	1.7%
Texas	11	6,320	844,600	7.9%	95.6%	6.6%
Virginia	1	830	71,100	0.7%	98.2%	1.0%
Washington	3	1,680	196,600	1.8%	94.4%	2.0%
Ontario, Canada	13	10,610	1,092,300	10.2%	95.4%	11.6%
Total	140	92,765	10,694,700	100%	94.8%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,200 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 948,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of March 31, 2022).
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended March 31, 2022.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the valuation of goodwill and related impairment considerations, the valuation of our trademarks and related impairment considerations, the valuation of our contingent consideration liability, the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 – Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Intangible Assets Valuation

In connection with the acquisition of the self storage advisory, asset management and property management businesses and certain joint venture interests of Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”), we allocated a portion of the consideration to the contracts that we acquired related to the Managed REITs and the customer relationships related to our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”). For these intangibles, we are amortizing such amounts on a straight-line basis over the estimated benefit period of the contracts and customer relationships. We evaluate these intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In such an event, an impairment charge is recognized and the intangible asset is marked down to its fair value.

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

Contingent Earnout Valuation

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which is required to be revalued at each reporting period, based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event (both as defined in Note 11 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report).

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

COVID-19 Pandemic

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations have adjusted to meet the needs of our customers and employees, while striving to create a safe environment for everyone at our properties and corporate offices. We also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices. Additionally, we expanded our options for customers to rent units via contactless means, including directly through our website and call center. The operational and financial impacts associated with COVID-19 were most significant to our business in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the second half of 2020 and continuing through 2022.

The challenges associated with the COVID-19 pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive continued growth in self storage demand through 2022, resulting in the highest first quarter physical occupancies we have achieved in our company's history.

As rental activity, occupancy levels, and rental rates recovered during the second half of 2020 and through 2022, our financial performance has continued to improve. Same-store and overall results are expected to normalize over the coming quarters as the comparable periods change.

The underlying relative strength in the self storage industry in the midst of the COVID-19 pandemic continued into 2022. The ultimate extent and duration of the COVID-19 pandemic could still affect the self storage industry and/or us, potentially by the impact of governmental orders or broader economic conditions, and inflation which could impact our customers, and in turn could affect our financial condition, collections, liquidity, and results of operations. These potential future developments are uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth of the COVID-19 outbreak, as well as the actions to contain or treat its impact, including the distribution and broad acceptance of various vaccines for COVID-19 or the efficacy of those vaccines against new COVID-19 variants.

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

As of March 31, 2022 and 2021, we wholly-owned 140 and 136 operating self storage facilities, respectively. Our operating results for the three months ended March 31, 2022 include full quarter results for 139 self storage facilities. Our operating results for the three months ended March 31, 2021 include full quarter results for 112 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed previously, the results of operations presented herein cover a period of time prior to the SST IV Merger. Our 2021 and 2022 operating results have been and will continue to be significantly impacted by the SST IV Merger as a result of acquiring 24 operating self storage facilities and 50% equity interests in six unconsolidated real estate ventures, as well as the elimination of fees that we previously earned from SST IV.

SST IV Merger

On March 17, 2021, we acquired 24 operating self storage facilities and six real estate joint ventures by way of merger with SST IV. The 24 SST IV operating properties had a weighted average physical occupancy of 92.6%, and 94.8% as of March 31, 2021, and 2022, respectively.

We expect the SST IV Merger to continue to be accretive to FFO, as adjusted as we continue to recognize a lower cost of capital, as the former SST IV properties reach higher levels of physical and economic occupancy and from continued growth from the six joint venture properties in various stages of lease up and development.

Comparison of the Three Months Ended March 31, 2022 and 2021

Total Self Storage Revenues

Total self storage related revenues for the three months ended March 31, 2022 and 2021 were approximately $45.0 million and $31.1 million, respectively. The increase in total self storage revenues of approximately $14.0 million, or approximately 45%, is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $7.4 million) and an increase in same-store revenues (approximately $5.2 million, or approximately 18.4%).

We expect self storage revenues to increase in future periods as our lease-up properties continue to increase occupancy and rates, and to otherwise fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect to see increases in self storage revenues from our future acquisitions, including the properties currently owned by SSGT II if and when the SSGT II Merger closes.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended March 31, 2022 and 2021 was approximately $1.8 million and $2.3 million, respectively. The decrease in Managed REIT Platform revenue of approximately $0.5 million is primarily attributable to the SST IV Merger in March of 2021. If and when the SSGT II Merger closes, we expect Managed REIT Platform Revenue to decrease as a result, and subsequently increase as our other Managed REITs grow their assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2022 and 2021 were approximately $1.1 million and $1.2 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services, and decline in the short term if and when the SSGT II Merger closes.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2022 and 2021 were approximately $13.1 million (or 29.1% of self storage revenue) and $10.3 million (or 33.3% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.8 million is primarily attributable to the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $2.1 million). We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended March 31, 2022 and 2021 were approximately $0.4 million and $0.3 million, respectively. Such expenses include expenses related to the Administrative Services Agreement (as discussed in Note 9 – Related Party Transactions, of the notes to consolidated financial statements contained in this report), and other non-reimbursable costs associated with the operation of the Managed REIT Platform. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with the level of services provided to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2022 and 2021 were approximately $1.1 million and $1.2 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services, and decline in the short term if and when the SSGT II Merger closes.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 and 2021 were approximately $5.8 million and $4.8 million, respectively. These expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The increase is primarily attributable to increased board of directors related costs, transfer agent costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2022 and 2021 were approximately $15.0 million and $9.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SST IV Merger.

Acquisition Expenses

Acquisition expenses for the three months ended March 31, 2022 and 2021 were approximately $0.4 million and $0.3 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended March 31, 2022 and 2021 reflects increases in the contingent earnout liability of approximately $0.5 million and $2.1 million, respectively. The contingent earnout adjustment reflects the change in the liability on a net basis based on an updated discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended).

Write-off of equity interest and preexisting relationships upon acquisition of control

Write-off of equity interest and preexisting relationships upon acquisition of control for the three months ended March 31, 2022 and 2021 was none and approximately $8.4 million, respectively. Such expense represents the Company’s write-off of the SST IV special limited partnership interest we held in SST IV, which per the terms of the SST IV Merger, terminated without consideration, as well as the write-off of the intangible assets related to the SST IV advisory agreement and property management contracts due to the termination of such contracts with the SST IV Merger.

Interest Expense

Interest expense for the three months ended March 31, 2022 and 2021 was approximately $7.6 million and $8.6 million, respectively. Interest expense includes interest expense, accretion of fair market value of debt, and amortization of debt issuance costs. The decrease of approximately $1.0 million is primarily attributable to lower rates on a year over year basis due in part to the expiration of our $235 million LIBOR swap, partially offset by an increase in the average outstanding principal balance, primarily as a result of the SST IV Merger. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Other

Other income (expense) for the three months ended March 31, 2022 and 2021 were approximately ($0.7) million of expense, and $1.4 million of income, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and equity in earnings attributable to our unconsolidated joint ventures. The change of approximately $2.2 million is primarily the result of a reduction in the deferred tax liabilities of approximately $1.9 million during the three months ended March 31, 2021 as a result of the write-off of the asset management and property management intangible assets.

Same-Store Facility Results - Three Months Ended March 31, 2022 and 2021

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2021, excluding three lease-up properties we owned as of January 1, 2021) for the three months ended March 31, 2022 and 2021. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2022	2021	% Change	2022	2021(6)	% Change	2022	2021	% Change
Revenue (1)	$33,324,465	$28,155,999	18.4%	$9,952,229	$1,568,105	N/M	$43,276,694	$29,724,104	45.6%
Property operating expenses (2)	9,767,729	9,418,146	3.7%	3,337,596	925,135	N/M	13,105,325	10,343,281	26.7%
Net operating income	$23,556,736	$18,737,853	25.7%	$6,614,633	$642,970	N/M	$30,171,369	$19,380,823	55.7%
Number of facilities	109	109		31	28		140	137
Rentable square feet (3)	8,034,200	8,034,200		2,660,500	2,393,600		10,694,700	10,427,800
Average physical occupancy (4)	95.1%	93.2%		93.6%	68.6%		94.7%	92.5%
Annualized rent per occupied square foot (5)	$17.77	$15.24		N/M	N/M		$17.54	$15.13

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.

(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 948,000 square feet and 920,000 square feet as of March 31, 2022 and 2021, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.
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
(6)
Included in the non same-store data is a self storage facility consisting of approximately 84,000 square feet owned by SST VI OP, which was consolidated by us from March 10, 2021 until May 1, 2021.

Our same-store revenue increased by approximately $5.2 million, or approximately 18.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to higher annualized rent per occupied square foot as well as increased occupancy.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$3,269,459	$(12,303,466)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(1,754,498)	(1,336,768)
Managed REIT Platform revenue	(1,809,096)	(2,287,740)
Managed REIT Platform expenses	389,265	319,890
General and administrative	5,837,647	4,752,989
Depreciation	11,107,986	8,543,927
Intangible amortization expense	3,900,884	1,259,547
Acquisition expenses	417,774	305,650
Contingent earnout adjustment	513,821	2,119,744
Write-off of equity interest and preexisting relationships upon acquisition of control	—	8,389,573
Interest expense	7,575,784	8,616,071
Net loss on extinguishment of debt	—	2,444,788
Other, net	722,343	(1,443,382)
Total net operating income	$30,171,369	$19,380,823

(1) Approximately $1.3 million of Tenant Protection Program revenue was earned at same-store facilities during three months ended March 31, 2022, with the remaining approximately $0.4 million earned at non same-store facilities.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations ("FFO"), is a non-GAAP financial metric promulgated by the National Association of Real Estate Investment Trusts (NAREIT) that we believe is an appropriate supplemental measure to reflect our operating performance. We define FFO consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and real estate related asset impairment write downs, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Additionally, gains and losses from change in control are excluded from the determination of FFO. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, adjustments of deferred tax liabilities, realized and unrealized gains/losses on foreign exchange transactions, and gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, which we believe are not indicative of our overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

Presentation of FFO and FFO, as adjusted, is intended to provide useful information to investors as they compare the operating performance of different REITs. However, not all REITs calculate FFO and FFO, as adjusted, the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and FFO, as adjusted, are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and FFO, as adjusted, should be reviewed in conjunction with other measurements as an indication of our performance.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), for each of the periods presented below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss (attributable to common stockholders)	$(216,555)	$(13,908,664)
Add:
Depreciation of real estate	10,862,117	8,377,485
Amortization of real estate related intangible assets	3,660,083	562,085
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	300,013	34,074
Deduct:
Adjustment for noncontrolling interests (6)	(1,599,064)	(1,118,036)
FFO (attributable to common stockholders)	13,006,594	(6,053,056)
Other Adjustments:
Intangible amortization expense - contracts (1)	240,801	697,462
Acquisition expenses (2)	417,774	305,650
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	20,496	—
Contingent earnout adjustment (3)	513,821	2,119,744
Write-off of equity interest and preexisting relationships upon acquisition of control	—	8,389,573
Accretion of fair market value of secured debt	(34,642)	(31,866)
Net loss on extinguishment of debt (4)	—	2,444,788
Foreign currency and interest rate derivative losses, net (5)	(175,532)	217,998
Adjustment of deferred tax liabilities (1)	241,588	(1,872,866)
Adjustment for noncontrolling interests (6)	(131,971)	(1,433,296)
FFO, as adjusted (attributable to common stockholders)	$14,098,929	$4,784,131

The following is a reconciliation of FFO and FFO, as adjusted (attributable to common stockholders), to FFO and FFO, as adjusted (attributable to common stockholders and OP Unit holders), for each of the periods presented below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
FFO (attributable to common stockholders and OP unit holders) Calculation:
FFO (attributable to common stockholders)	$13,006,594	$(6,053,056)
Net income (loss) attributable to the noncontrolling interests	403,822	(1,476,994)
Adjustment for noncontrolling interests(6)	1,599,064	1,118,036
FFO (attributable to common stockholders and OP unit holders)	$15,009,480	$(6,412,014)
FFO, as adjusted (attributable to common stockholders and OP unit holders) Calculation:
FFO, as adjusted (attributable to common stockholders)	$14,098,929	$4,784,131
Net income (loss) attributable to the noncontrolling interests	403,822	(1,476,994)
Adjustment for noncontrolling interests(6)	1,731,035	2,551,332
FFO, adjusted (attributable to common stockholders and OP unit holders)	$16,233,786	$5,858,469

(1) These items represent the amortization, accretion, or adjustment of intangible assets or deferred tax liabilities.

(2) This represents acquisition expenses associated with investments in real estate that were incurred prior to the acquisitions becoming probable and therefore not capitalized in accordance with our capitalization policy.

(3) The contingent earnout adjustment represents the adjustment to the fair value during the period of the Class A-2 Units issued in connection with the self administration transaction.

(4) The net loss associated with the extinguishment of debt includes prepayment penalties, the write-off of unamortized deferred financing fees, and other fees incurred.

(5) This represents the mark-to-market adjustment for our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings, as well as changes in foreign currency related to our foreign equity investments not classified as long term.

(6) This represents the portion of the above stated adjustments in the calculations of FFO and FFO, as adjusted, that are attributable to our non-controlling interests.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
Net cash flow provided by (used in):
Operating activities	$15,581,303	$4,693,456	$10,887,847
Investing activities	(21,363,648)	(52,767,545)	31,403,897
Financing activities	4,532,728	6,457,022	(1,924,294)

Cash flows provided by operating activities for the three months ended March 31, 2022 and 2021 were approximately $15.6 million and $4.7 million, respectively, an increase of approximately $10.9 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $10.8 million, as well as an increase of approximately $0.1 million resulting from a change in working capital accounts.

Cash flows used in investing activities for the three months ended March 31, 2022 and 2021 were approximately $21.4 million and $52.8 million, respectively, a decrease in the use of cash of approximately $31.4 million. The decrease in cash used in investing activities primarily relates to the SST IV Merger and the acquisitions of Oakville III and Riverside III, all of which were completed during the three months ended March 31, 2021 as compared to the single acquisition of Algonquin during the three months ended March 31, 2022.

Cash flows provided by financing activities for the three months ended March 31, 2022 and 2021 were approximately $4.5 million and $6.5 million, respectively, a change of approximately $1.9 million. The change in financing activities is primarily attributable to the approximately $2.6 million of additional distributions paid during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, partially offset by approximately $1.0 million of additional net debt issued during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing. On March 17, 2021, we entered into a debt facility (the “Credit Facility”), which was further expanded in October 2021. On April 19, 2022, we entered into a note purchase agreement which provides for the private placement of $150 million in senior notes, with a maturity date of April 19, 2032. As a result of the increased capacity on our Credit Facility and the note purchase agreement, we have additional operational flexibility and are better positioned to take advantage of additional opportunities, while meeting our liquidity needs.

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

Common Stock Distributions

On March 25, 2022, our board of directors declared a daily distribution rate of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on April 1, 2022 and ending April 30, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

On April 26, 2022, our board of directors declared a daily distribution rate of approximately $0.00164 per day per share on the outstanding shares of common stock payable to both Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day during the period commencing on May 1, 2022 and ending May 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
Distributions paid in cash — common stockholders	$7,180,866		$5,010,842
Distributions paid in cash — Operating Partnership unitholders	1,597,751		1,377,906
Distributions paid in cash — preferred stockholders	3,150,685		2,928,620
Distributions reinvested	5,243,398		3,737,890
Total distributions	$17,172,700		$13,055,258
Source of distributions
Cash flows provided by operations	$15,581,303	91%	$4,693,456	36%
Cash on hand	—	0%	4,623,912	35%
Offering proceeds from distribution reinvestment plan	1,591,397	9%	3,737,890	29%
Total sources	$17,172,700	100%	$13,055,258	100%
From our inception through March 31, 2022, we paid cumulative distributions of approximately $262 million, of which approximately $219 million were paid to common stockholders, as compared to cumulative FFO of approximately $32.0 million.

For the three months ended March 31, 2022, we paid distributions of approximately $17.2 million, of which approximately $12.4 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $13.0 million, which reflects acquisition related expenses of approximately $0.4 million.

For the three months ended March 31, 2021, we paid distributions of approximately $13.1 million, of which approximately $8.7 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately ($6.1) million, which reflects a write-off of equity interest and preexisting relationships of approximately $8.4 million and acquisition related expenses of approximately $0.3 million.

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

Indebtedness

As of March 31, 2022, our net debt was approximately $892.6 million, which included approximately $340.1 million in fixed rate debt, $556.0 million in variable rate debt and approximately $0.2 million in net debt premium less approximately $3.7 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

Additionally, we are party to a master mortgage commitment agreement (the "SmartCentres Financing") with SmartCentres Storage Finance LP (the "SmartCentres Lender"). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres"), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. As of March 31, 2022, approximately $70.5 million Canadian Dollars ("CAD") was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the SmartCentres joint venture properties. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information regarding the SmartCentres Financing.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for potential property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of principal and interest on our outstanding indebtedness.

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

Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. The expected timing of those outstanding principal payments are shown in the table below. The information in this section should be read in conjunction with Note 5 – Debt, and Note 11 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained within this report.

Principal payments due during the years ending December 31:
2022	$2,285,549
2023	44,166,668
2024	312,236,131
2025	2,869,187
2026	341,916,098
2027 and thereafter	192,605,555
Total payments(1)	$896,079,188

(1) On April 19, 2022, we, as guarantor, and our Operating Partnership, as issuer, entered a private placement notes offering for the placement of $150 million of 4.53% Senior Notes due April 19, 2032. The sale and purchase of the notes will occur in two closings, with the first such closing having occurred on April 19, 2022 with $75 million having been issued on such date. The proceeds from the first closing were used to pay off the entire outstanding principal balance of $40.8 million on the SST IV TCF Loan, which had a maturity date of March 30, 2023, with the remaining funds used to pay down a portion of the Credit Facility Revolver, which has a maturity date of March 17, 2024. See Note 13 - Subsequent Events, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

As of March 31, 2022, pursuant to the SSGT II Unit Purchase Agreement, we were also contractually obligated to purchase up to an additional $7.5 million in SSGT II Preferred Units at SSGT II’s option. Additionally, as of March 31, 2022, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $38.2 million in debt to SST VI at their option. See Note 9 – Related Party Transactions of the Notes to the Consolidated Financial Statements for more information about our obligations under these agreements. Subsequent to March 31, 2022, SmartStop committed to contribute $5.0 million to SSGT III's operating partnership in exchange for common units in SSGT III's operating partnership at such time as SSGT III has raised $10 million in their private placement offering.

For cash requirements related to potential acquisitions currently under contract, please see Note 3 – Real Estate Facilities of the Notes to the Consolidated Financial Statements.

Subsequent Events

Please see Note 13 – Subsequent Events of the Notes to the Consolidated Financial Statements contained in this report.

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

As of March 31, 2022, our net debt was approximately $892.6 million, which included approximately $340.1 million in fixed rate debt, $556.0 million in variable rate debt and approximately $0.2 million in net debt premium less approximately $3.7 million in net debt issuance costs. As of December 31, 2021, our net debt was approximately $873.9 million, which included approximately $340.7 million in fixed rate debt, $536.8 million in variable rate debt and approximately $0.2 million in net debt premium less approximately $3.9 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $5.4 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2022:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt	$2,285,549	$3,384,168	$47,042,968	$2,869,187	$91,916,098	$192,605,555	$340,103,525
Average interest rate(1)	4.5%	4.5%	4.5%	4.5%	4.5%	4.4%
Variable rate debt	$—	$40,782,500	$265,193,163	$—	$250,000,000	$—	$555,975,663
Average interest rate(1)	2.2%	2.2%	2.1%	2.1%	2.1%	2.1%

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2022, excluding the impact of interest rate derivatives. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2022.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have incurred and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks.

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. We are a party to various debt arrangements, including our Credit Facility with KeyBank, National Association of up to $700 million, consisting of a term loan of up to $250 million and a revolver of up to $450 million. As of December 31, 2021, approximately $233 million was borrowed of the $450 million current capacity revolver and all $250 million was borrowed of the $250 million current capacity of the term loan. The Credit Facility may be increased by an additional $350 million, for an aggregate amount of up to $1.05 billion, subject to certain conditions. We are also party to a note purchase agreement, whereby we have agreed to issue to the purchasers named therein an aggregate of $150 million of secured notes payable. The notes are to be issued in two closings, with the first of such closings having occurred on April 19, 2022 with $75,000,000 aggregate principal amount of the notes having been issued on April 19, 2022 and the second of such closings to occur on May 25, 2022 with $75,000,000 aggregate principal amount of the notes to be issued on May 25, 2022. The notes are subject to a series of financial and other covenants substantially similar to the Credit Facility. The notes will be pari passu with the Credit Facility and share in the existing pool of collateral. Both the notes and Credit Facility are currently secured by a pledge of equity interests, but can become unsecured at our election and upon the achievement of certain security interest termination conditions. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

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

If we or the other parties to our loans or secured notes payable, as applicable, breach covenants thereunder, such loan or loans or secured notes payable could be deemed in default, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

Certain of our loans are secured by first mortgages on some of our properties, and other loans and our secured notes payable are secured by pledges of equity interests in the entities that own certain of our properties. Such loans and our secured notes payable also impose a number of financial or other covenant requirements on us. If we, or the other parties to these loans or notes, should breach certain of those financial or other covenant requirements, or otherwise default on such loans or notes, then the respective lenders or noteholders, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan or note at that time, such lenders or noteholder could foreclose on the property securing the applicable loan or note or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us. In addition, certain of our loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other loans.

We are in the process of migrating to a new property management platform, and, if this new platform proves ineffective or we experience difficulties with the migration, we may experience disruptions to our business that may adversely affect our results from operations.

We are in the process of migrating to a new property management platform, which has been recently developed and does not have a proven operating history. As we migrate to the new platform and implement it at our self storage facilities, we may experience disruptions to our operations associated with the new platform. Such disruptions could include software defects or errors, system failures, technical or integration issues with specific features of the platform, technical or integration issues with other third party technologies currently used in our business, or human error associated with the implementation of the platform, any of which could adversely affect our operations or financial reporting. Additionally, we could experience disruptions associated with capacity constraints as the new platform is initially implemented across our business. In the event such disruptions persist, or our property managers are unable to adequately respond to such disruptions, the ability of our property managers to perform their duties could suffer, which may have an adverse effect on our results from operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended March 31, 2022, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 31, 2022	111,198	$15.08	111,198	3,971,919	(1)
February 28, 2022	—	$—	—	3,971,919	(1)
March 31, 2022	—	$—	—	3,971,919	(1)

(1)
A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 11 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three months ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: May 11, 2022	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)