Form 10-Q
period 2022-06-30
SmartStop Self Storage REIT, Inc.
filed 2022-08-11
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 88,857,061 outstanding shares of Class A common stock and 8,085,550 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate facilities:
Land	$422,592,268	$397,508,081
Buildings	1,379,838,788	1,117,204,944
Site improvements	88,382,218	78,910,603
	1,890,813,274	1,593,623,628
Accumulated depreciation	(178,029,203)	(155,926,875)
	1,712,784,071	1,437,696,753
Construction in process	4,210,552	1,799,004
Real estate facilities, net	1,716,994,623	1,439,495,757
Cash and cash equivalents	45,894,264	37,254,226
Restricted cash	7,444,707	7,432,135
Investments in unconsolidated real estate ventures (Note 4)	28,868,557	18,943,284
Investments in and advances to Managed REITs	11,271,875	12,404,380
Other assets, net	20,944,488	15,423,508
Intangible assets, net of accumulated amortization	22,373,984	14,337,820
Trademarks, net of accumulated amortization	15,982,353	16,052,941
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	2,871,677	3,305,394
Total assets	$1,926,289,859	$1,618,292,776
LIABILITIES AND EQUITY
Debt, net	$1,022,748,112	$873,866,855
Accounts payable and accrued liabilities	21,977,212	22,693,941
Due to affiliates	410,334	584,291
Distributions payable	8,940,680	8,360,420
Contingent earnout	15,800,000	30,000,000
Deferred tax liabilities	6,809,790	7,719,098
Total liabilities	1,076,686,128	943,224,605
Commitments and contingencies (Note 11)
Redeemable common stock	76,578,073	71,334,675
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively, with aggregate liquidation preferences of $203,116,438 and $203,150,685 at June 30, 2022 and December 31, 2021, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc. equity:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,857,061 and 77,057,743 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	88,857	77,058
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,085,550 and 8,056,198 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8,085	8,056
Additional paid-in capital	893,713,908	724,739,872
Distributions	(236,750,901)	(210,964,464)
Accumulated deficit	(161,924,488)	(170,846,475)
Accumulated other comprehensive income (loss)	1,261,504	(279,975)
Total SmartStop Self Storage REIT, Inc. equity	496,396,965	342,734,072
Noncontrolling interests in our Operating Partnership	80,248,548	64,632,417
Other noncontrolling interests	24,038	10,900
Total noncontrolling interests	80,272,586	64,643,317
Total equity	576,669,551	407,377,389
Total liabilities and equity	$1,926,289,859	$1,618,292,776

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Self storage rental revenue	$46,471,360	$38,104,699	$89,528,232	$67,608,141
Ancillary operating revenue	2,098,835	2,027,041	4,073,155	3,584,471
Managed REIT Platform revenue	2,013,134	1,058,291	3,822,230	3,346,031
Reimbursable costs from Managed REITs	1,204,919	1,061,619	2,348,492	2,277,662
Total revenues	51,788,248	42,251,650	99,772,109	76,816,305
Operating expenses:
Property operating expenses	13,637,231	12,479,969	26,742,556	22,823,250
Managed REIT Platform expenses	617,846	316,142	1,007,111	636,032
Reimbursable costs from Managed REITs	1,204,919	1,061,619	2,348,492	2,277,662
General and administrative	7,946,583	6,811,313	13,784,230	11,564,302
Depreciation	11,826,106	10,742,801	22,934,092	19,286,728
Intangible amortization expense	4,471,973	3,653,681	8,372,857	4,913,228
Acquisition expenses	285,097	30,448	702,871	336,098
Contingent earnout adjustment	800,000	400,000	1,313,821	2,519,744
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	—	2,049,682	8,389,573
Total operating expenses	42,839,437	35,495,973	79,255,712	72,746,617
Gain on equity interests upon acquisition	16,101,237	—	16,101,237	—
Gain on sale of real estate	—	178,631	—	178,631
Income from operations	25,050,048	6,934,308	36,617,634	4,248,319
Other income (expense):
Interest expense	(8,852,586)	(8,416,349)	(16,428,370)	(17,032,420)
Net loss on extinguishment of debt	(2,393,475)	—	(2,393,475)	(2,444,788)
Other, net	209,135	171,203	(513,208)	1,614,585
Net income (loss)	14,013,122	(1,310,838)	17,282,581	(13,614,304)
Net (income) loss attributable to noncontrolling interests	(1,758,141)	546,092	(2,161,963)	2,023,086
Less: Distributions to preferred stockholders	(3,116,439)	(3,116,438)	(6,198,631)	(6,198,630)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$9,138,542	$(3,881,184)	$8,921,987	$(17,789,848)
Net income (loss) per Class A & Class T share – basic	$0.10	$(0.05)	$0.10	$(0.24)
Net income (loss) per Class A & Class T share – diluted	$0.10	$(0.05)	$0.10	$(0.24)
Weighted average Class A shares outstanding – basic	80,896,716	75,994,754	78,932,668	66,252,067
Weighted average Class A shares outstanding – diluted	81,422,623	75,994,754	79,411,284	66,252,067
Weighted average Class T shares outstanding – basic	8,085,550	7,960,999	8,078,290	7,944,502
Weighted average Class T shares outstanding – diluted	8,085,550	7,960,999	8,078,290	7,944,502

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$14,013,122	$(1,310,838)	$17,282,581	$(13,614,304)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,792,539)	806,767	(854,577)	1,394,496
Foreign currency hedge contract gains (losses)	1,512,677	(600,643)	678,241	(1,403,712)
Interest rate swap and cap contract gains	1,405,816	978,069	1,912,331	2,219,503
Other comprehensive income	1,125,954	1,184,193	1,735,995	2,210,287
Comprehensive income (loss)	15,139,076	(126,645)	19,018,576	(11,404,017)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(1,886,846)	417,634	(2,356,479)	1,765,021
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$13,252,230	$290,989	$16,662,097	$(9,638,996)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	50,000	50,000	—	—
Issuance of common stock in connection with the SST IV Merger	23,137,540	23,138	—	—	231,389,332	—	—	—	231,412,470	—	231,412,470	—	—
Offering costs	—	—	—	—	(150,000)	—	—	—	(150,000)	—	(150,000)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	11,219,744	11,219,744	—	—
Acquisition of noncontrolling interest related to the Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	(10,900)	(10,900)	—	—
Changes to redeemable common stock	—	—	—	—	(3,737,890)	—	—	—	(3,737,890)	—	(3,737,890)	—	3,737,890
Redemptions of common stock	(66,238)	(66)	(4,110)	(4)	—	—	—	—	(70)	—	(70)	—	(684,947)
Issuance of restricted stock	54,192	54	—	—	—	—	—	—	54	—	54	—	—
Distributions	—	—	—	—	—	(9,375,185)	—	—	(9,375,185)	—	(9,375,185)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,393,957)	(1,393,957)	—	—
Issuance of shares for distribution reinvestment plan	310,860	311	48,553	49	3,737,530	—	—	—	3,737,890	—	3,737,890	—	—
Equity based compensation expense	—	—	—	—	244,187	—	—	—	244,187	246,843	491,030	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(13,908,664)	—	(13,908,664)	—	(13,908,664)	—	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,476,994)	(1,476,994)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	513,632	513,632	74,097	587,729	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(701,823)	(701,823)	(101,246)	(803,069)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	1,084,678	1,084,678	156,756	1,241,434	—	—
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	4,711,315	4,711,315	—	—
Offering costs of SST VI OP	—	—	—	—	—	—	—	—	—	(1,239,194)	(1,239,194)	—	—
Deconsolidation of SST VI OP	—	—	—	—	—	—	—	—	—	(3,170,238)	(3,170,238)	—	—
Offering costs	—	—	—	—	(11,478)	—	—	—	(11,478)	—	(11,478)	—	—
Changes to redeemable common stock	—	—	—	—	(5,111,955)	—	—	—	(5,111,955)	—	(5,111,955)	—	5,111,955
Redemptions of common stock	(47,973)	(48)	(19,070)	(19)	—	—	—	—	(67)	—	(67)	—	(1,472,369)
Issuance of restricted stock	24,000	24	—	—	—	—	—	—	24	—	24	—	—
Distributions	—	—	—	—	—	(12,471,352)	—	—	(12,471,352)	—	(12,471,352)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,586,551)	(1,586,551)	—	—
Issuance of shares for distribution reinvestment plan	443,498	443	49,667	49	5,111,463	—	—	—	5,111,955	—	5,111,955	—	—
Equity based compensation expense	—	—	—	—	413,776	—	—	—	413,776	385,923	799,699	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(3,881,184)	—	(3,881,184)	—	(3,881,184)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(546,092)	(546,092)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	719,064	719,064	87,703	806,767	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(535,452)	(535,452)	(65,191)	(600,643)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	872,123	872,123	105,946	978,069	—	—
Balance as of June 30, 2021	76,516,281	$76,517	7,978,951	$7,979	$724,292,971	$(185,799,706)	$(159,234,728)	$(1,882,006)	$377,461,027	$67,451,875	$444,912,902	$196,356,107	$64,028,104

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675
Offering costs	—	—	—	—	(53,949)	—	—	—	(53,949)	—	(53,949)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,098)	(8)	—	—	(74,487)	—	—	—	(74,495)	—	(74,495)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	15,513,821	15,513,821	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1,000	1,000	—	—
Changes to redeemable common stock	—	—	—	—	(5,243,398)	—	—	—	(5,243,398)	—	(5,243,398)	—	5,243,398
Redemptions of common stock	(106,502)	(107)	(4,696)	(5)	—	—	—	—	(112)	—	(112)	—	—
Issuance of restricted stock	45,170	45	—	—	—	—	—	—	45	—	45	—	—
Distributions	-	—	—	—	—	(12,427,305)	—	—	(12,427,305)	—	(12,427,305)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,679,314)	(1,679,314)	—	—
Issuance of shares for distribution reinvestment plan	313,658	314	34,048	34	5,243,050	—	—	—	5,243,398	—	5,243,398	—	—
Equity based compensation expense	—	—	—	—	403,252	—	—	—	403,252	768,685	1,171,937	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(216,555)	—	(216,555)	—	(216,555)	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	403,822	403,822	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	836,775	836,775	101,187	937,962	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(744,417)	(744,417)	(90,019)	(834,436)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	451,872	451,872	54,643	506,515	—	—
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073
Offering costs	—	—	—	—	(391,200)	—	—	—	(391,200)	—	(391,200)	—	—
Issuance of common stock in connection with the SSGT II Merger	11,542,062	11,542	—	—	168,778,332	—	—	—	168,789,874	—	168,789,874	—	—
Issuance of OP Units in connection with SSGT II Merger	—	—	—	—	—	—	—	—	—	1,703	1,703	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(812)	(1)	—	—	(11,865)	—	—	—	(11,866)	—	(11,866)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	13,840	14	—	—	—	—	—	—	14	—	14	—	—
Distributions	—	—	—	—	—	(13,359,132)	—	—	(13,359,132)	—	(13,359,132)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,954,121)	(1,954,121)	—	—
Equity based compensation expense	—	—	—	—	324,301	—	—	—	324,301	621,016	945,317	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	9,138,542	—	9,138,542	—	9,138,542	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	1,758,141	1,758,141	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,587,642)	(1,587,642)	(204,897)	(1,792,539)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,339,769	1,339,769	172,908	1,512,677	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	1,245,122	1,245,122	160,694	1,405,816	—	—
Balance as of June 30, 2022	88,857,061	$88,857	8,085,550	$8,085	$893,713,908	$(236,750,901)	$(161,924,488)	$1,261,504	$496,396,965	$80,272,586	$576,669,551	$196,356,107	$76,578,073

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$17,282,581	$(13,614,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,306,949	24,199,956
Change in deferred tax liability	(799,123)	(1,929,746)
Accretion of fair market value adjustment of secured debt	(42,198)	(63,116)
Amortization of debt issuance costs	1,245,315	1,169,370
Equity based compensation expense	2,117,254	1,290,729
Contingent earnout adjustment	1,313,821	2,519,744
Equity in loss of unconsolidated joint ventures	761,088	259,178
Unrealized foreign currency and derivative gain	(203,493)	(449,224)
Net loss on extinguishment of debt	2,393,475	2,444,788
Gain on equity interests upon acquisition	(16,101,237)	—
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	8,389,573
Gain on deconsolidation of SST VI OP	—	(169,533)
Gain on sale of real estate	—	(178,631)
Increase (decrease) in cash from changes in assets and liabilities, net of acquisitions:
Other assets, net	(68,719)	276,750
Accounts payable and accrued liabilities	(681,457)	(1,051,220)
Managed REITs receivables	704,573	(719,423)
Due to affiliates	(17,747)	(745,074)
Net cash provided by operating activities	41,260,764	21,629,817
Cash flows from investing activities:
SSGT II Merger, net of cash acquired	(65,540,723)	—
SST IV Merger, net of cash acquired	—	(46,486,510)
Purchase of real estate	(72,512,886)	(47,073,530)
Additions to real estate	(4,324,446)	(3,640,867)
Investments in unconsolidated real estate entities, net	(3,396,337)	(6,719,086)
Deconsolidation of SST VI OP	—	(3,011,368)
Purchase of other investments	—	(1,967,476)
Deposits on acquisition of real estate	(455,000)	—
Net proceeds from the sale of real estate	228,146	256,237
Settlement of foreign currency hedges	—	(3,190,899)
Redemption of preferred equity investment in SSGT II	—	13,500,000
Net cash used in investing activities	(146,001,246)	(98,333,499)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	150,000,000	271,675,995
Repayment of non-revolver debt	(86,237,235)	(422,190,754)
Scheduled principal payments on non-revolver debt	(1,242,449)	(375,803)
Proceeds from issuance of revolver debt	238,000,000	205,505,250
Repayment of revolver debt	(150,000,000)	—
Debt issuance costs	(2,067,282)	(5,362,534)
Debt defeasance costs	(2,570,604)	(525,332)
Offering costs	(601,346)	(480,911)
Redemption of common stock	(1,763,301)	(1,417,739)
Gross proceeds from issuance of equity in SST VI OP	—	4,015,815
Offering costs related to issuance of equity in SST VI OP	—	(373,067)
Gross proceeds from issuance of equity in other non controlling interests	1,000	—
Distributions paid to preferred stockholders	(6,232,877)	(6,010,812)
Distributions paid to common stockholders	(20,200,992)	(11,798,066)
Distributions paid to noncontrolling interest in our OP	(3,360,975)	(2,927,564)
Net cash provided by financing activities	113,723,939	29,734,478
Impact of foreign exchange rate changes on cash and restricted cash	(330,847)	168,741
Change in cash, cash equivalents, and restricted cash	8,652,610	(46,800,463)
Cash, cash equivalents, and restricted cash beginning of period	44,686,361	80,657,676
Cash, cash equivalents, and restricted cash end of period	$53,338,971	$33,857,213

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$14,313,423	$15,691,164
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$5,243,398	$8,849,845
Distributions payable	$8,940,680	$8,088,854
Conversion of A-2 Units into A-1 Units	$15,513,821	$11,219,744
Deposits applied to the purchase of real estate	$190,000	$156,940
Additions to real estate and construction in process included in accounts payable	$—	$272,688
Debt assumed in Mergers	$—	$81,165,978
Issuance of common stock and OP Units in connection with the mergers	$168,791,577	$231,412,470
Redemption of common stock included in accounts payable and accrued liabilities	$—	$1,472,369

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Note 1. Organization

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and, where appropriate, our subsidiaries.

We acquire, own and operate self storage facilities—including facilities owned by us as well as those owned by the entities sponsored by us. As of June 30, 2022, we owned 153 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and the Greater Toronto Area of Ontario, Canada.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT (“SSGT III” and together with SST VI , the "Managed REITs"). We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II respectively, were also referred to as “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of June 30, 2022, 11 operating properties and approximately 7,600 units and 0.9 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

The square footage, unit count, and occupancy percentage data and related disclosures included in these notes to the consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Completed Transactions

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the "SSGT II Merger").

As a result of the SSGT II Merger, we acquired all of the real estate owned by SSGT II, which as of the SSGT II Merger date consisted of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres") owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (a) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (b) a self storage property located in Southern California.

As a result of the SSGT II Merger, approximately 11.5 million shares of SmartStop Class A common stock ("Class A Shares") were issued in exchange for approximately 12.7 million shares of SSGT II common stock.

See Note 3 – Real Estate Facilities, for additional information related to the SSGT II Merger.

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in nine states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (collectively the “SST IV JV Properties”). The SST IV JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities as of the merger date, jointly owned with subsidiaries of SmartCentres.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

As a result of the SST IV Merger, approximately 23.1 million Class A Shares were issued in exchange for approximately 10.6 million shares of SST IV common stock.

2032 Private Placement Notes

On April 19, 2022, we as guarantor, and SmartStop OP, L.P. (our "Operating Partnership") as issuer, entered into a note purchase agreement (the "Note Purchase Agreement"), pursuant to which we issued $150 million of 4.53% Senior Notes due April 19, 2032 (the "2032 Private Placement Notes"). The proceeds were used primarily to pay off existing debt and to pay off certain existing indebtedness of SSGT II in connection with the SSGT II Merger. See Note 5 – Debt, for additional information.

Credit Facility

On March 17, 2021, we, through our Operating Partnership, entered into a credit facility with KeyBank, National Association as administrative agent, with an initial aggregate commitment of $500 million (the “Credit Facility”), which consisted of a $250 million revolving credit facility and a $250 million term loan. We used the initial draw proceeds of approximately $451 million primarily to pay off certain existing indebtedness as well as indebtedness of SST IV in connection with the SST IV Merger.

On October 7, 2021, we amended the Credit Facility to increase the commitments on the revolving credit facility by $200 million, to $450 million. As a result of this amendment, the aggregate commitment under the Credit Facility is now $700 million.

On April 19, 2022, we amended the Credit Facility to allow for the issuance of the 2032 Private Placement Notes, make conforming changes between the Note Purchase agreement and the Credit Facility, and to transition from London Interbank Offer Rate ("LIBOR") to secured overnight financing rate ("SOFR") for floating rate borrowings.

See Note 5 – Debt, for additional information.

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2022, we had sold approximately 7.2 million Class A Shares and approximately 1.0 million Class T Shares for approximately $77.8 million and $11.1 million, respectively, in our DRP Offering.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Former Dealer Manager”), was responsible for marketing our shares offered pursuant to our Primary Offering. SAM indirectly owns a 15% non-voting equity interest in our Former Dealer Manager. Now that our Primary Offering has terminated, our Former Dealer Manager no longer provides such services for us. However, through March 31, 2022, we paid our Former Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering. See Note 9 – Related Party Transactions – Former Dealer Manager Agreement.

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

Our Operating Partnership owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of June 30, 2022, we owned approximately 89.4% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 10.6% of the common units are owned by current and former members of our executive management team or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through SmartStop TRS, Inc. (“SmartStop TRS”), or other taxable REIT subsidiaries (collectively with SmartStop TRS, our "TRS Entities") which are directly or indirectly wholly-owned subsidiaries of our Operating Partnership.

Recent Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, our operations were affected by COVID-19 in various ways, including but not limited to, national and local jurisdictions issuing orders causing temporary restrictions on our business in certain markets, temporary shutdowns of certain of our facilities, customer behavior and their comfort levels visiting our facilities, as well as the broader economic impacts of COVID-19. Future governmental orders, broad economic weakness, inflationary pressures, geopolitical events, or other economic events could adversely impact our business, financial condition, liquidity and results of operations. However, the extent and duration to which our operations may be impacted is highly uncertain and cannot be predicted.

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

June 30, 2022

(Unaudited)

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

On March 1, 2022, Pacific Oak Holding Group, LLC, the parent company of Pacific Oak Capital Markets, LLC, the dealer manager for the public offering of SST VI, became a 10% non-voting member of Strategic Storage Advisor VI, LLC, our advisor to SST VI (the "SST VI Advisor"). We continue to be the primary beneficiary of SST VI Advisor, and their operations therefore continue to be consolidated by us.

As of June 30, 2022 and December 31, 2021, we were not a party to any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures for additional information), and our Tenant Protection Programs joint ventures with SST VI, SSGT III, SSGT II (through June 1, 2022) which are consolidated.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of June 30, 2022 and December 31, 2021, we owned equity and debt investments with a carrying value of approximately $10.6 million and $11.0 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. We

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

record the interest on the debt investments on the accrual basis and such income is included in other in our consolidated statements of operations.

Also included in Investments in and advances to Managed REITs as of June 30, 2022 and December 31, 2021 are receivables from the Managed REITs of approximately $0.7 million and $1.4 million, respectively. For additional discussion, see Note 9 – Related Party Transactions.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership and the noncontrolling interests in SST VI Advisor and our Tenant Protection Programs joint ventures with SST VI, SSGT III, and SSGT II (prior to the SSGT II Merger on June 1, 2022) in accordance with the related accounting guidance.

Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in SST VI Advisor as well as the SST VI, SSGT III, and SSGT II (prior to the SSGT II Merger on June 1, 2022) Tenant Protection Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interests balance.

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

Real Estate Purchase Price Allocation and Treatment of Acquisition Costs

We account for asset acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values as of the date of acquisition. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date. We engage third-party valuation specialists to assist in the determination of significant estimates and market-based assumptions used in the valuation models.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $10.5 million and $21.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

June 30, 2022 and 2021, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2022 and 2021, our property acquisitions, including the SST IV Merger and the SSGT II Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended June 30, 2022 and 2021, we expensed approximately $285,000 and $30,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the six months ended June 30, 2022 and 2021, we expensed approximately $0.7 million and $0.3 million respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2022 and 2021, no real property asset impairment losses were recognized.

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 9 – Related Party Transactions), which occurred in 2019. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. As of each year end, we perform an impairment test for goodwill, and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. For the three and six months ended June 30, 2022 and 2021, no goodwill impairment losses were recognized.

Trademarks

In connection with the Self Administration Transaction, we recorded the fair value associated with the two primary trademarks acquired therein. Prior thereto we had no amounts recorded related to trademarks.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

As of June 30, 2022 and December 31, 2021, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of June 30, 2022 and December 31, 2021, approximately $0.3 million and $0.4 million, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2022, 2023, 2024, and thereafter is approximately $70,000, $140,000, $70,000 and none thereafter, respectively.

We qualitatively evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future. For the three and six months ended June 30, 2022 and 2021, no trademark impairment losses were recognized.

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

Additionally, we earn ancillary revenue at our self storage facilities in connection with our Tenant Protection Programs and to a lesser extent, through the sale of various moving and packing supplies such as locks and boxes. We recognize such revenue in the Ancillary operating revenue line within our consolidated statements of operations as the services are performed and as the goods are delivered.

Managed REIT Platform

We earn property management and asset management fee revenue, pursuant to the respective property management and advisory agreement contracts, in connection with providing services to the Managed REITs. We have determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for the property management services and asset management services are satisfied as the services are rendered. While we are compensated for our services on a monthly basis, these services represent a series of distinct daily services in accordance with ASC 606. Such revenue is recorded in the Managed REIT Platform revenue line within our consolidated statements of operations.

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

June 30, 2022

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2022 and December 31, 2021, approximately $0.5 million and $0.5 million were recorded to allowance for doubtful accounts, respectively.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $1.1 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, within property operating expenses, and approximately $0.3 million and $0.3 million for the three months ended June 30, 2022, and 2021, respectively, within general and administrative. The Company incurred advertising costs of approximately $2.1 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively, within property operating expenses, and approximately $0.4 million and $0.4 million for the six months ended June 30, 2022, and 2021, respectively, within general and administrative.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2022 the gross amount allocated to

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

in-place lease intangibles was approximately $68.3 million and accumulated amortization of in-place lease intangibles totaled approximately $54.0 million. As of December 31, 2021, the gross amounts allocated to in-place lease intangibles were approximately $68.6 million and accumulated amortization of in-place lease intangibles totaled approximately $56.8 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2022, 2023, 2024, 2025, 2026 and thereafter is approximately $6.7 million, $6.4 million, $0.1 million, $0.1 million, $0.1 million, and $0.8 million, respectively.

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

As of June 30, 2022, the gross amount of the intangible assets related to management contracts and one purchase and sale contract, which is not amortized, for a self storage property was approximately $8.3 million and accumulated amortization of those intangibles totaled approximately $0.2 million. As of December 31, 2021, the gross amount of the intangible assets related to management contracts was approximately $6.8 million and accumulated amortization of those intangibles totaled approximately $4.3 million. In connection with the SSGT II Merger, we wrote-off the carrying value of the intangible assets related to the SSGT II property management and advisory agreements. See Note 9 – Related Party Transactions for additional information.

The total estimated future amortization expense for such intangible assets for the years ending December 31, 2022, 2023, 2024, and thereafter is approximately $27,000, $55,000, $54,000, and none thereafter, respectively.

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

As of June 30, 2022 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.4 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.6 million. As of December 31, 2021, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.8 million.

As of June 30, 2022, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.0 million. As of December 31, 2021, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $1.9 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $4.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and represented a loss of approximately $2.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

June 30, 2022

(Unaudited)

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

For the six months ended June 30, 2022, we received redemption requests totaling approximately $2.1 million (approximately 0.1 million shares). Due to the complete suspension of our SRP we were unable to honor redemption requests made during the quarter ended March 31, 2022 or the quarter ended June 30, 2022.

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

For the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021, the Company made matching contributions to such plan of approximately $0.1 million and $0.1 million, $0.2 million, and $0.1 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

June 30, 2022

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions along with the assets and liabilities described in Note 3 – Real Estate Facilities. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. Additionally, certain such assets and liabilities are required to be fair valued periodically or valued pursuant to ongoing fair value requirements and impairment analyses and have been valued subsequently utilizing the same techniques noted above. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at June 30, 2022 and December 31, 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$429,550,000	$443,935,718	$353,600,000	$340,967,113

During the six months ended June 30, 2022 and 2021, we held interest rate swaps, interest rate caps, and net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2022, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. As of June 30, 2022, the net deferred tax liability of approximately $6.8 million was comprised of a deferred tax liability of approximately $40,000 related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $6.7 million recorded at certain of our Canadian entities’

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

properties. The $6.7 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $10.7 million, net of a gross deferred tax asset of approximately $3.9 million.

As of December 31, 2021, the net deferred tax liability of approximately $7.7 million was comprised of a deferred tax liability of approximately $0.6 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $7.1 million recorded at certain of our Canadian entities’ properties. The $7.1 million net deferred tax liability related to our Canadian entities' properties is comprised of a gross deferred tax liability of approximately $10.2 million, net of a gross deferred tax asset of approximately $3.1 million.

The income tax impact for the three months ended June 30, 2022 and 2021 includes a deferred tax benefit of approximately $1.0 million and $0.1 million, respectively, and a current tax expense of approximately $0.1 million and $0.1 million, respectively.

The income tax impact for the six months ended June 30, 2022 and 2021 includes a deferred tax benefit of approximately $0.8 million and $2.0 million, respectively, and a current tax expense of approximately $0.2 million and $0.1 million, respectively.

At June 30, 2022 and December 31, 2021, there were unrecognized tax benefits of approximately $4.5 million and $3.7 million, respectively. These unrecognized tax benefits represent the tax benefit from the carry forward of non-capital losses at certain of our Canadian properties for Canadian income tax purposes which we have recorded a full valuation allowance against.

As of June 30, 2022 and December 31, 2021, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. As of June 30, 2022, the tax years 2017-2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of June 2022, approximately 22.3%, 20.4%, and 10.5% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. For the month of June 2021, approximately 21.3%, 20.9%, and 12.2% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Diluted earnings per share is computed by including the dilutive effect of the conversion of all potential common stock equivalents (which includes unvested restricted stock, Class A and Class A-1 OP Units, and LTIP Units) and accordingly, adjusting net income to add back any changes in earnings that reduce earnings per common share in the period associated with the convertible security.

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$14,013,122	$(1,310,838)	$17,282,581	$(13,614,304)
Net (income) loss attributable to noncontrolling interests	(1,758,141)	546,092	(2,161,963)	2,023,086
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	12,254,981	(764,746)	15,120,618	(11,591,218)
Less: Distributions to preferred stockholders	(3,116,439)	(3,116,438)	(6,198,631)	(6,198,630)
Less: Distributions to participating securities	(69,907)	(61,359)	(141,275)	(122,043)
Net income (loss) attributable to common stockholders - basic:	9,068,635	(3,942,543)	8,780,712	(17,911,891)
Net income (loss) attributable to common stockholders - diluted:	$9,068,635	$(3,942,543)	$8,780,712	$(17,911,891)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	88,982,266	83,955,753	87,010,958	74,196,569
Unvested LTIP Units	379,744	-	342,460	-
Unvested Restricted Stock Awards	146,163	-	136,156	-
Average number of common shares outstanding - diluted	89,508,173	83,955,753	87,489,574	74,196,569
Earnings per common share:
Basic	$0.10	$(0.05)	$0.10	$(0.24)
Diluted	$0.10	$(0.05)	$0.10	$(0.24)

The following table presents the weighted average Series A Convertible Preferred Stock, Class A and Class A-1 OP Units, unvested LTIP Units, and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the two-class, treasury stock or if-converted method, as applicable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726	18,761,726	18,761,726
Class A and Class A-1 OP Units	11,496,892	10,270,455	10,959,537	9,762,238
Unvested LTIP Units	-	122,452	-	92,150
Unvested restricted stock awards	-	116,827	-	108,396
	30,258,618	29,271,460	29,721,263	28,724,510

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We elected to apply expedients related to contract modifications, changes in critical terms, and our assessments of effectiveness for designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients on such qualifying changes maintains the consistency of our presentation of debt and derivative contracts.
Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2022:

Real estate facilities
Balance at December 31, 2021	$1,593,623,628
Facilities acquired through merger with SSGT II	228,359,718
Other facility acquisitions	69,981,850
Impact of foreign exchange rate changes	(3,110,708)
Improvements and additions	1,958,786
Balance at June 30, 2022	$1,890,813,274
Accumulated depreciation
Balance at December 31, 2021	$(155,926,875)
Depreciation expense	(22,481,157)
Impact of foreign exchange rate changes	378,829
Balance at June 30, 2022	$(178,029,203)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

SSGT II Merger

On June 1, 2022, (the "SSGT II Merger Date"), each share of SSGT II’s common stock, $0.001 par value per share (“SSGT II Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by us, any subsidiary of ours, or any subsidiary of SSGT II) was automatically converted into the right to receive 0.9118 shares of our Class A Shares, subject to the treatment of fractional shares in accordance with the SSGT II merger agreement (the “SSGT II Merger Consideration”).

As a result of the SSGT II Merger, we acquired all of the real estate owned by SSGT II, which as of the SSGT II Merger date consisted of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (a) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (b) a self storage property located in Southern California.

The following table reconciles the total consideration transferred in the SSGT II Merger:

Fair value of consideration:
Common stock issued	$168,791,577
Cash(1)	76,300,006
Preexisting investments in and advances to SSGT II(2)	16,066,930
Total consideration	$261,158,513

(1) The approximately $76.3 million in cash was primarily used to pay off approximately $75.1 million of SSGT II's debt that we did not assume in the SSGT II Merger, as well as approximately $1.2 million in transaction costs.

(2) Upon our acquisition of SSGT II, we recorded a gain of approximately $16.1 million to record the then fair market value of our special limited partnership interest in SSGT II operating partnership.

We issued approximately 11.5 million Class A Shares to the former SSGT II stockholders in connection with the SSGT II Merger, which represents approximately 12% of the total common stock issued and outstanding as of June 30, 2022. The estimated fair value of our common stock issued was determined by third party valuation specialists primarily based on an income approach to value our properties as well as our Managed REIT Platform, adjusted for market related adjustments and illiquidity discounts, less the estimated fair value of our debt and other liabilities.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2 – Summary of Significant Accounting Policies. The key assumptions used in estimating the fair value of our common stock included a marketability discount of 6%, projected annual net operating income, land sales comparisons, growth rates, discount rates, and capitalization rates.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the SSGT II

Merger:

Assets Acquired:
Land	$21,111,616
Buildings	201,026,974
Site improvements	6,221,128
Construction in process	252,925
Intangible assets (1)	15,688,002
Investments in real estate joint ventures	7,394,539
Cash and cash equivalents, and restricted cash	10,759,283
Other assets	847,359
Total assets acquired	$263,301,826
Liabilities assumed:
Total liabilities assumed (2)	$2,143,313
Total net assets acquired	$261,158,513

(1) Approximately $8.0 million of the intangible assets acquired relates to the value of a purchase and sale agreement for the acquisition of a property in San Gabriel, CA that we assumed in the SSGT II Merger. The remainder of the intangible asset relates to value ascribed to the in-place leases on the properties acquired.

(2) Liabilities assumed represents accounts payable and other liabilities.

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

On the SST IV Merger Date, each share of SST IV common stock outstanding immediately prior to the SST IV Merger Date (other than shares owned by SST IV and its subsidiaries or us and our subsidiaries) was automatically converted into the right to receive 2.1875 Class A Shares (the “SST IV Merger Consideration”). Immediately prior to the SST IV Merger, all shares of SST IV common stock that were subject to vesting and other restrictions also became fully vested and converted into the right to receive the SST IV Merger Consideration.

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

The following table reconciles the total consideration transferred in the SST IV Merger:

Fair value of consideration:
Common stock issued	$231,412,470
Cash(1)	54,250,000
Other	365,703
Total consideration	$286,028,173

(1) The approximately $54.3 million in cash was primarily used to pay off approximately $54.0 million of SST IV debt that we did not assume in the SST IV Merger, as well as approximately $0.3 million in transaction costs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2 – Summary of Significant Accounting Policies. The key assumptions used in estimating the fair value of our common stock included a marketability discount of 6%, projected annual net operating income, land sales comparisons, growth rates, discount rates, and capitalization rates.

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

Self Storage Facility Acquisitions

On February 8, 2022, we purchased a self storage facility located in Algonquin, Illinois (the "Algonquin Property"). The purchase price for the Algonquin Property was approximately $19.0 million, plus closing costs. Upon acquisition, the property was approximately 72.4% occupied. The acquisition was funded with proceeds from the KeyBank Credit Facility Revolver.

On May 10, 2022, we purchased a self storage facility located in the city of Sacramento, California (the “Sacramento II Property”). The purchase price for the Sacramento II Property was approximately $25.4 million, plus closing costs. Upon acquisition, the property was approximately 90.3% occupied. The acquisition was funded with proceeds from the KeyBank Credit Facility Revolver.

On May 17, 2022, we purchased a self storage facility located in the city of St. Johns, Florida (the “St. Johns Property”). The purchase price for the St. Johns Property was approximately $16.3 million, plus closing costs. Upon acquisition, the property was approximately 94.6% occupied. The acquisition was funded with proceeds from the KeyBank Credit Facility Revolver.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

On June 28, 2022, we purchased a self storage facility located in the city of Aurora, Colorado (the “Aurora Property”). The purchase price for the Aurora Property was approximately $12.0 million, plus closing costs. Upon acquisition, the property was approximately 82.2% occupied. The acquisition was funded with proceeds from the KeyBank Credit Facility Revolver.

The following table summarizes the purchase price allocation for the real estate related assets acquired during the six months ended June 30, 2022:

Acquisition	Acquisition Date	Real Estate Assets	Intangibles		Total(1)	2022 Revenue(2)	2022 Net Operating Income(2)(3)
Algonquin, IL	2/8/2022	$18,156,701	$849,414		$19,006,115	$516,959	$303,046
Sacramento II, CA	5/10/2022	$24,625,559	$754,564		$25,380,123	$207,535	$117,222
St Johns, FL	5/17/2022	$15,531,636	$773,279		$16,304,915	$128,416	$90,565
SSGT II (4)	6/1/2022	$228,359,718	$7,732,962	(5)	$236,092,680	$1,190,997	$829,283
Aurora III, CO	6/28/2022	$11,667,954	$343,779		$12,011,733	$3,940	$14

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
(4)
This acquisition consisted of ten properties, three in Florida, one in Wisconsin, two in Washington, one in Texas, one in California, one in Arizona, and one in Nevada. Other assets and liabilities were also acquired in this acquisition, which are not described immediately above, refer to the disclosure within this footnote to the financial statements above for additional information.
(5)
This represents the value of the in place lease intangible assets acquired in the SSGT II Merger, and excludes the approximately $8.0 million of value assigned to a purchase and sale agreement contract intangible asset acquired in the SSGT II Merger related to a property in San Gabriel, California.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Potential Acquisitions

Through the SSGT II Merger we acquired the rights to a purchase and sale agreement with an unaffiliated third party for a self storage facility under development located in the city of San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $15.4 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs and contract intangible, we may also forfeit earnest money as a result.

On July 14, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Oxford, Florida (the “Oxford Property”). The purchase price for the Oxford Property is $10.9 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Oxford Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

On August 5, 2022, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of an existing operating self storage facility located in the city of Burlington, Ontario (the “Burlington III Property”). The purchase price for the Burlington III Property is $35.5 million CAD, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire the Burlington III Property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may assign the above purchase and sale agreements in part or in full to one of our Managed REITs.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, five of which were operating properties and one of which was under development as of June 30, 2022. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, one of which were an operating property and two of which were under development as of June 30, 2022. These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments. For the three months ended June 30, 2022 and 2021 respectively, we recorded net aggregate earnings (loss) of approximately $(0.2) million and $(0.2) million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada. For the six months ended June 30, 2022 and 2021 respectively, we recorded net aggregate earnings (loss) of approximately $(0.4) million and $(0.2) million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

On May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we intend to develop into a self storage facility in the future. The purchase price for the Regent Property was approximately $7.0 million CAD, plus closing costs. See Note 13 – Subsequent Events, for additional information.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the "JV Properties"):

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of June 30, 2022	Carrying Value of Investment as of December 31, 2021
Dupont (1)	October 2019	$4,582,357	$-
East York (2)	June 2020	6,344,943	6,393,576
Brampton (2)	November 2020	2,283,770	2,354,346
Vaughan (2)	January 2021	2,796,457	2,871,265
Oshawa (2)	August 2021	1,633,652	1,801,413
Scarborough (2)	November 2021	2,557,402	2,862,677
Aurora (1)	Under Development	1,847,880	-
Markham (1)	Under Development	1,025,413	-
Kingspoint (2)	Under Development	3,015,293	2,660,007
Regent (3)	Under Development	2,781,390	-
		$28,868,557	$18,943,284

(1)
These joint venture properties were acquired through the SSGT II Merger.
(2)
These joint venture properties were acquired through the SST IV Merger.
(3)
This property is currently leased as a single tenant industrial lease. The joint venture plans to develop this property into a self storage facility in the future.

Financing Agreement

We, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships, also became party to a master mortgage commitment agreement (the “MMCA I”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Loan I”). The SmartCentres Lender is an affiliate of SmartCentres.

On August 18, 2021, the Kingspoint property was added to the MMCA, increasing the available capacity. The SmartCentres Loan I includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately CAD $120 million subject to certain conditions set forth in the MMCA.

On June 1, 2022, in connection with the SSGT II Merger, we assumed another loan with the SmartCentres Lender. SSGT II had previously entered into an arrangement on April 30, 2021, which was subsequently modified on October 22, 2021 (the "MMCA II"), with the SmartCentres Lender in the amount of up to approximately $34.3 million CAD (the “SmartCentres Loan II”) (collectively with SmartCentres Loan I, the "SmartCentres Financings"). The borrowers under the SmartCentres Loan II are the joint venture entities in which we (SSGT II prior to June 1, 2022), and SmartCentres each hold a 50% limited partnership interest with respect to the Dupont and Aurora joint venture properties. In connection with the SmartCentres Loan II assumption, we became a recourse guarantor for 50% of the SmartCentres Loan.

As of June 30, 2022 and December 31, 2021, approximately CAD $101.1 million and CAD $67.2 million, respectively, was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings will generally be used to finance the acquisition, development, and construction of the JV Properties.

The SmartCentres Financings are secured by first mortgages on each of the JV Properties, excluding the Regent Property. Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of June 30, 2022, the total interest rate was approximately 4.20%.

The SmartCentres Financings, as amended, have a maturity date of May 11, 2024, and each contain two one year extension options. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA I and MMCA II), the SmartCentres Financings provide for the commencement of quarterly payments of interest. As of June 30, 2022, Dupont, East York, Brampton, and Vaughan were generating sufficient net cash flow and therefore were required to and were making such interest payments.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings.

Note 5. Debt

The Company’s debt is summarized as follows:

Loan	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$93,625,175	$94,459,583	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	51,940,086	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	-	45,758,741
CMBS Loan(4)	104,000,000	104,000,000	5.00%	2/1/2029
SST IV CMBS Loan(6)	40,500,000	40,500,000	3.56%	2/1/2030
SST IV TCF Loan(6)(7)	-	40,782,500
Credit Facility Term Loan - USD (6)	250,000,000	250,000,000	3.10%	3/17/2026
Credit Facility Revolver - USD (6)	321,201,288	233,201,288	3.15%	3/17/2024
2032 Private Placement Notes (6)	150,000,000	-	4.53%	4/19/2032
Oakville III BMO Loan (5)(6)	12,603,501	12,795,250	4.48%	5/16/2024
Ladera Office Loan	3,970,061	4,014,185	4.29%	11/1/2026
Premium (discount) on secured debt, net	(99,605)	234,604
Debt issuance costs, net	(4,992,394)	(3,879,296)
Total debt	$1,022,748,112	$873,866,855

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
(2)
This fixed rate loan encumbers five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray) with monthly interest only payments until June 2022, at which time both interest and principal payments became due monthly. The separate assets of these encumbered properties are not available to pay our other debts.
(3)
This fixed rate loan encumbered 11 properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments became due monthly. This loan was fully defeased on May 19, 2022 for approximately $47.9 million, inclusive of loan defeasance costs. In connection with this loan defeasance, we recorded a net loss on extinguishment of debt of approximately $2.4 million.
(4)
This fixed rate loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

(5)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.
(6)
For additional information regarding this loan, see below.
(7)
This loan was fully paid off on April 28, 2022 in the amount of $40.9 million. There were no prepayment penalties for this pay off.

The weighted average interest rate on our consolidated debt as of June 30, 2022 was approximately 3.7%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of June 30, 2022, we were in compliance with all such covenants.

2032 Private Placement Notes

On April 19, 2022, we as guarantor, and our Operating Partnership as issuer, entered into a Note Purchase Agreement which provides for the private placement of $150 million of 4.53% Senior Notes due April 19, 2032. The sale and purchase of the 2032 Private Placement Notes occurred in two closings, with the first of such closings having occurred on April 19, 2022 with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “First Closing”) and the second of such closings having occurred on May 25, 2022 with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “Second Closing”).

Interest on the Notes is subject to a potential prospective 75 basis points increase, if, as of March 31, 2023, the ratio of total indebtedness to EBITDA (as defined in the Note Purchase Agreement) (the “Total Leverage Ratio”) of the Company and its subsidiaries, on a consolidated basis, is greater than 7.00 to 1.00 (a “Total Leverage Ratio Event”). If a Total Leverage Ratio Event shall have occurred as of such date, the interest accruing on the 2032 Private Placement Notes would be 5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters. Interest on each series of the 2032 Private Placement Notes will be payable semiannually on the nineteenth day of April and October in each year, beginning on October 19, 2022, until maturity.

We are permitted to prepay at any time all, or from time to time any part of, the Notes, in amounts not less than 5% of the 2032 Private Placement Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the Make-Whole Amount (as defined in the Note Purchase Agreement). The “Make-Whole Amount” is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the 2032 Private Placement Notes being prepaid over the amount of such 2032 Private Placement Notes. In addition, in connection with a Change of Control (as defined in the Note Purchase Agreement), the Operating Partnership is required to offer to prepay the 2032 Private Placement Notes at 100% of the principal amount plus accrued and unpaid interest thereon, but without the Make Whole Amount or any other prepayment premium or penalty of any kind. The Company must also maintain a debt rating of the 2032 Private Placement Notes by an Acceptable Rating Agency (as defined in the Note Purchase Agreement).

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that are substantially similar to our existing Credit Facility. The 2032 Private Placement Notes have been issued on a pari passu basis with the Credit Facility, and as such, the Company and certain of its subsidiaries (the "Subsidiary Guarantors") fully and unconditionally guarantee the Operating Partnership's obligations under the 2032 Private Placement Notes. The 2032 Private Placement Notes are initially secured by a pledge of equity interests in the Subsidiary Guarantors on similar terms as the Credit Facility.

The proceeds from the 2032 Private Placement Notes were used primarily to pay off existing debt and to pay off certain existing indebtedness of SSGT II in connection with the SSGT II merger.

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

June 30, 2022

(Unaudited)

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

On April 19, 2022, we amended the Credit Facility (the “Credit Facility Amendment”). The primary purpose of the Credit Facility Amendment was to: (i) allow for the issuance of the 2032 Private Placement Notes, (ii) make conforming changes between the Note Purchase Agreement and the Credit Facility, and (iii) modify the Credit Facility to reflect a transition from LIBOR to SOFR for floating rate borrowings. As of June 30, 2022, advances under the Credit Facility Term Loan bear interest at 160 basis points over 30-day SOFR or 30-day Canadian dollar offered rate ("CDOR"), while advances under the Credit Facility Revolver bear interest at 165 basis points over 30-day SOFR or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

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

The Credit Facility is initially secured by a pledge of equity interests in the Subsidiary Guarantors. However, upon the achievement of certain security interest termination conditions, the pledges shall be released and the Credit Facility shall become unsecured.

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

As of June 30, 2022, the borrowing base was expanded to include the two properties acquired in May 2022, the 10 wholly-owned operating properties acquired in the SSGT II Merger, the 11 properties previously encumbered by the Midland North Carolina CMBS Loan, and the five properties previously encumbered by the TIV TCF Loan.

As of June 30, 2022, the Borrower had borrowed approximately $321.2 million of the $450 million current capacity of the Credit Facility Revolver and all $250 million of the $250 million current capacity of the Credit Facility Term Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The amounts outstanding under the SST IV CMBS Loan bear interest at an annual fixed rate equal to 3.56%. Commencing two years after securitization, the SST IV CMBS Loan may be defeased in whole, but not in part, subject to certain conditions as set forth in the SST IV CMBS Loan Agreement.

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

SST IV TCF Loan

On March 17, 2021, in connection with the SST IV Merger, we assumed a term loan with TCF National Bank, a national banking association (“TCF”), as lead arranger and administrative agent for up to $40.8 million (the “SST IV TCF Loan”). The SST IV TCF Loan was secured by a first mortgage on each of the Ocoee Property, the Ardrey Kell Property, the Surprise Property, the Escondido Property, and the Punta Gorda Property (the “SST IV TCF Properties”).

On April 28, 2022, we paid in full the entire outstanding principal balance on the SST IV TCF Loan.

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

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2022:

2022	$1,270,186
2023	2,639,402
2024	336,539,683
2025	2,869,187
2026	341,916,098
2027 and thereafter	342,605,555
Total payments	1,027,840,111
Discount on secured debt	(99,605)
Debt issuance costs, net	(4,992,394)
Total	$1,022,748,112

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

June 30, 2022

(Unaudited)

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

As of June 30, 2022, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2021, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

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

June 30, 2022

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

The following table summarizes the terms of our derivative financial instruments as of June 30, 2022:

	Notional Amount		Strike	Effective Date	Maturity Date
Interest Rate Derivative:
SOFR Cap	$125,000,000		1.75%	June 1, 2022	June 30, 2023
SOFR Cap	125,000,000		2.00%	June 1, 2022	June 28, 2024
Foreign Currency Forward:
Denominated in CAD	$125,925,000	(1)	1.2593	April 12, 2021	April 12, 2023
Denominated in CAD	126,165,000	(1)	1.2617	April 12, 2022	October 12, 2022

(1)
Notional amounts shown are denominated in CAD.

On February 10, 2021, we rolled a previously existing CAD $95 million currency forward into a two month CAD $95 million foreign currency forward, with a settlement date of April 12, 2021. On April 12, 2021, we settled this foreign currency forward, paying a net settlement of approximately $4.5 million, and simultaneously entered into a new approximately CAD $125.9 million currency forward with a settlement date of April 12, 2023. On May 6, 2021, we entered into a second currency forward, for approximately CAD $122 million, with a settlement date of April 12, 2022. On April 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately $3.2 million, and simultaneously entered into a new CAD $126.2 million currency forward with a settlement date of October 12, 2022.

A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss), the other portion, a gain of approximately $4.1 million and $1.1 million related to the portion that is not designated for hedge accounting, was recorded in other income (expense) within our consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively, and a gain of approximately $2.3 million and $0.7 million was recorded for the six months ended June 30, 2022 and 2021, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2022	December 31, 2021
Interest Rate Derivatives
Accounts payable and accrued liabilities	$—	$490,341
Other assets	4,402,339	—
Foreign Currency Hedges
Other assets	$4,031,357	$4,261,100

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended June 30, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$46,471,360	$—	$—	$46,471,360
Ancillary operating revenue	2,098,835	—	—	2,098,835
Managed REIT Platform revenue	—	2,013,134	—	2,013,134
Reimbursable costs from Managed REITs	—	1,204,919	—	1,204,919
Total revenues	48,570,195	3,218,053	—	51,788,248
Operating expenses:
Property operating expenses	13,637,231	—	—	13,637,231
Managed REIT Platform expense	—	617,846	—	617,846
Reimbursable costs from Managed REITs	—	1,204,919	—	1,204,919
General and administrative	—	—	7,946,583	7,946,583
Depreciation	11,654,085	—	172,021	11,826,106
Intangible amortization expense	4,312,249	159,724	—	4,471,973
Acquisition expenses	285,097	—	—	285,097
Contingent earnout expense	—	800,000	—	800,000
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	29,888,662	4,832,171	8,118,604	42,839,437
Gain on equity interests upon acquisition	—	16,101,237	—	16,101,237
Income (loss) from operations	18,681,533	14,487,119	(8,118,604)	25,050,048
Other income (expense):
Interest expense	(8,809,456)	—	(43,130)	(8,852,586)
Net loss on extinguishment of debt	(2,393,475)	—	—	(2,393,475)
Other, net	(10,179)	469,767	(250,453)	209,135
Net income (loss)	$7,468,423	$14,956,886	$(8,412,187)	$14,013,122

	Six Months Ended June 30, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$89,528,232	$—	$—	$89,528,232
Ancillary operating revenue	4,073,155	—	—	4,073,155
Managed REIT Platform revenue	—	3,822,230	—	3,822,230
Reimbursable costs from Managed REITs	—	2,348,492	—	2,348,492
Total revenues	93,601,387	6,170,722	—	99,772,109
Operating expenses:
Property operating expenses	26,742,556	—	—	26,742,556
Managed REIT Platform expense	—	1,007,111	—	1,007,111
Reimbursable costs from Managed REITs	—	2,348,492	—	2,348,492
General and administrative	—	—	13,784,230	13,784,230
Depreciation	22,533,041	—	401,051	22,934,092
Intangible amortization expense	7,998,012	374,845	—	8,372,857
Acquisition expenses	702,871	—	—	702,871
Contingent earnout expense	—	1,313,821	—	1,313,821
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	57,976,480	7,093,951	14,185,281	79,255,712
Gain on equity interests upon acquisition	—	16,101,237	—	16,101,237
Income (loss) from operations	35,624,907	15,178,008	(14,185,281)	36,617,634
Other income (expense):
Interest expense	(16,342,343)	—	(86,027)	(16,428,370)
Net loss on extinguishment of debt	(2,393,475)	—	—	(2,393,475)
Other, net	(188,456)	429,210	(753,962)	(513,208)
Net income (loss)	$16,700,633	$15,607,218	$(15,025,270)	$17,282,581

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

	Three Months Ended June 30, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$38,104,699	$—	$—	$38,104,699
Ancillary operating revenue	2,027,041	—	—	2,027,041
Managed REIT Platform revenue	—	1,058,291	—	1,058,291
Reimbursable costs from Managed REITs	—	1,061,619	—	1,061,619
Total revenues	40,131,740	2,119,910	—	42,251,650
Operating expenses:
Property operating expenses	12,479,969	—	—	12,479,969
Managed REIT Platform expense	—	316,142	—	316,142
Reimbursable costs from Managed REITs	—	1,061,619	—	1,061,619
General and administrative	—	—	6,811,313	6,811,313
Depreciation	10,595,818	—	146,983	10,742,801
Intangible amortization expense	3,485,180	168,501	—	3,653,681
Acquisition expenses	30,448	—	—	30,448
Contingent earnout adjustment	—	400,000	—	400,000
Total operating expenses	26,591,415	1,946,262	6,958,296	35,495,973
Gain on sale of real estate	178,631	—	—	178,631
Income (loss) from operations	13,718,956	173,648	(6,958,296)	6,934,308
Other income (expense):
Interest expense	(8,386,784)	—	(29,565)	(8,416,349)
Other, net	643,547	(99,763)	(372,581)	171,203
Net income (loss)	$5,975,719	$73,885	$(7,360,442)	$(1,310,838)

	Six Months Ended June 30, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$67,608,141	$—	$—	$67,608,141
Ancillary operating revenue	3,584,471	—	—	3,584,471
Managed REIT Platform revenue	—	3,346,031	—	3,346,031
Reimbursable costs from Managed REITs	—	2,277,662	—	2,277,662
Total revenues	71,192,612	5,623,693	—	76,816,305
Operating expenses:
Property operating expenses	22,823,250	—	—	22,823,250
Managed REIT Platform expense	—	636,032	—	636,032
Reimbursable costs from Managed REITs	—	2,277,662	—	2,277,662
General and administrative	—	—	11,564,302	11,564,302
Depreciation	19,045,555	—	241,173	19,286,728
Intangible amortization expense	4,055,365	857,863	—	4,913,228
Acquisition expenses	336,098	—	—	336,098
Contingent earnout adjustment	—	2,519,744	—	2,519,744
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	46,260,268	14,680,874	11,805,475	72,746,617
Gain on sale of real estate	178,631	—	—	178,631
Income (loss) from operations	25,110,975	(9,057,181)	(11,805,475)	4,248,319
Other income (expense):
Interest expense	(16,959,040)	—	(73,380)	(17,032,420)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Other, net	425,549	1,773,103	(584,067)	1,614,585
Net income (loss)	$6,132,696	$(7,284,078)	$(12,462,922)	$(13,614,304)

The following table summarizes our total assets by segment:

Segments	June 30, 2022	December 31, 2021
Self Storage(1)	$1,834,353,830	$1,546,835,094
Managed REIT Platform(2)	16,782,395	21,707,326
Corporate and Other	75,153,634	49,750,356
Total assets(3)	$1,926,289,859	$1,618,292,776

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

(1)
Included in the assets of the Self Storage segment as of June 30, 2022 and December 31, 2021 was approximately $52.2 million and $49.8 million of goodwill, respectively. Additionally, as of June 30, 2022 and December 31, 2021, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed REIT Platform segment as of June 30, 2022 and December 31, 2021 is approximately $1.4 million and $3.9 million of goodwill, respectively. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3)
Other than our investments in and advances to Managed REITs, substantially all of our investments in real estate facilities and intangible assets made during the year and quarter ended December 31, 2021 and June 30, 2022, respectively, were associated with our self storage platform.

Note 9. Related Party Transactions

On June 28, 2019, we, our Operating Partnership and SmartStop TRS entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with our then-sponsor, SAM, and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM, along with certain other assets of SAM (collectively, the "Self Administration Transaction"). In relation to the Self Administration Transaction, SS OP Holdings received 3,283,302 Class A-2 limited partnership units of the Operating Partnership, See Note 11 – Commitment and Contingencies – Contingent Earnount for additional information.

As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV (until the SST IV Merger Date), and SSGT II (until the SSGT II Merger Date), and we acquired the internal capability to originate, structure and manage additional future self storage investment products which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. The Former Dealer Manager Agreement and the transfer agent agreement described below were not impacted by the Self Administration Transaction.

Our Chief Executive Officer, who is also the Chairman of our board of directors, holds ownership interests in and is an officer of SAM, our Former Dealer Manager, and other affiliated entities. Previously, certain of our executive officers and another member of our board held ownership interests in and/or were officers of SAM, our Former Dealer Manager, and other affiliated entities. Accordingly, any agreements or transactions we have entered into with such entities may present a conflict of interest. However, none of SAM and its affiliates or our directors or executive officers receive any compensation, fees or reimbursements from our Managed REITs, other than with respect to fees and reimbursements in accordance with the Administrative Services Agreement and the transfer agent agreement, or as otherwise described in this section.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Transfer Agent Agreement

SAM owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (“Transfer Agent”), which is a registered transfer agent with the SEC. Pursuant to our transfer agent agreement, our Transfer Agent provides transfer agent and registrar services to us. These services are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholder. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for our Managed REITs and other affiliates.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2021 and the six months ended June 30, 2022, as well as any related amounts payable as of December 31, 2021 and June 30, 2022:

	Year Ended December 31, 2021			Six Months Ended June 30, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$967,341	$916,349	$86,992	$596,802	$614,439	$69,355
Additional paid-in capital
Transfer Agent fees	150,000	150,000	—	100,000	100,000	—
Stockholder servicing fee(1)	161,545	636,654	156,320	53,660	209,980	—
Stockholder servicing fee - SST IV(2)	1,155,887	814,908	340,979	—	—	340,979
Total	$2,434,773	$2,517,911	$584,291	$750,462	$924,419	$410,334

(1)
We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. The amount incurred during the year ended December 31, 2021 and the six months ended June 30, 2022 represent adjustments to the estimated stockholder servicing fee recorded at the time of the sale of the Class T Shares, based on the cessation date of such stockholder servicing fee of March 31, 2022.
(2)
Represents the stockholder servicing fee liability assumed in the SST IV Merger.

Acquisition of Self Storage Platform from SAM and Other Transactions

As a result of the Self Administration Transaction, we acquired the self storage sponsorship platform of SAM. Accordingly, the advisor and property manager entities of SST IV and SSGT II became our indirect subsidiaries, and we became entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory and property management agreements as described below. In addition, we also own the advisor and property manager entities of

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

SST VI and SSGT III and are entitled to receive various fees and expense reimbursements under the terms of the SST VI and SSGT III advisory and property management agreements as described below.

Advisory Agreement Fees

Our indirect subsidiaries, Strategic Storage Advisor IV, LLC, the advisor to SST IV (the “SST IV Advisor”), SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), the SST VI Advisor, and the SSGT III Advisor are or were entitled to receive various fees and expense reimbursements under the terms of the SST IV, SSGT II, SST VI, and SSGT III advisory agreements.

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

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SST IV Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, as noted above, we adjusted the corresponding value of our related deferred tax liability by approximately $1.3 million during the three months ended March 31, 2021, and recorded such adjustment as other income within the other line-item in our consolidated statements of operations.

SSGT II Advisory Agreement

The SSGT II Advisor provided acquisition and advisory services to SSGT II pursuant to an advisory agreement (the “SSGT II Advisory Agreement”) with SSGT II up until the SSGT II Merger on June 1, 2022.

Effective as of April 30, 2020, SSGT II suspended its offering due to various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of its dealer manager agreement.

The SSGT II Advisor received a monthly asset management fee equal to 0.1042%, which is one-twelfth of 1.25%, of SSGT II’s aggregate asset value, as defined. The SSGT II Advisor was potentially entitled to various subordinated distributions under SSGT II’s operating partnership agreement pursuant to the special limited partnership interest and its cash flow participation distribution rights.

Effective June 1, 2022, in connection with the SSGT II Merger, the SSGT II Advisory Agreement was terminated and pursuant to the SSGT II operating partnership agreement, a subordinated distribution of approximately $16.1 million was otherwise due. As a result, we recorded a gain of approximately $16.1 million related to our special limited partnership interest and recorded this within gain on preexisting equity interests upon acquisition of control in our consolidated statement of operations. As a result of our acquisition of SSGT II and terminating the SSGT II Advisory Agreement, we recorded a write-off of approximately $1.4 million related to the carrying value of the SSGT II Advisory Agreement contract.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SSGT II Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, as noted above, we adjusted the corresponding value of our related deferred tax liability by approximately $0.3 million on June 1, 2022, and recorded such adjustment as other income within the other line-item in our consolidated statements of operations.

SST VI Advisory Agreement

The SST VI Advisor provides acquisition and advisory services to SST VI pursuant to an advisory agreement (the “SST VI Advisory Agreement”). In connection with the SST VI private placement offering, SST VI was required to reimburse the SST VI Advisor for organization and offering costs from the SST VI private offering pursuant to the SST VI Advisory Agreement.

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

The SST VI Advisor may also be potentially entitled to a subordinated distribution under SST VI’s operating partnership agreement if SST VI (1) lists its shares of common stock on a national exchange, (2) terminates the SST VI Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SST VI operating partnership agreement.

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

Additionally, in connection with the commencement of SST VI's public offering, the SST VI Advisor agreed that it will fund on behalf of SST VI, an amount equal to 1% of the gross offering proceeds from the sale of Class W shares sold in their initial public offering, which amount shall be used by SST VI towards the payment of its offering expenses. Through June 30, 2022, the SST VI Advisor had incurred such reimbursable costs in the amount of approximately $8,000.

SSGT III Advisory Agreement

The SSGT III Advisor provides acquisition and advisory services to SSGT III pursuant to an advisory agreement (the “SSGT III Advisory Agreement”). In connection with the SSGT III private placement offering, SSGT III is required to reimburse the SSGT III Advisor for organization and offering costs from the SSGT III private offering pursuant to the SSGT III Advisory Agreement.

Pursuant to the SSGT III Advisory Agreement, the SSGT III Advisor will receive acquisition fees equal to 1.00% of the contract purchase price of each property SSGT III acquires plus reimbursement of acquisition expenses that SSGT III Advisor incurs, provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the Advisor receives the Acquisition Fee. The SSGT III Advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SSGT III’s aggregate asset value, as defined.

The SSGT III Advisor may also be potentially entitled to various subordinated distributions under SSGT III’s operating partnership agreement if SSGT III (1) lists its shares of common stock on a national exchange, (2) terminates the SSGT III Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SSGT III operating partnership agreement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The SSGT III Advisory Agreement provides for reimbursement of the SSGT III Advisor’s direct and indirect costs of providing administrative and management services to SSGT III.

Managed REIT Property Management Agreements

Our indirect subsidiaries, Strategic Storage Property Management IV, LLC, SS Growth Property Management II, LLC, Strategic Storage Property Management VI, LLC, and SS Growth Property Management III, LLC, (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager.

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

The SST IV, SST VI, and SSGT III property managers are or were entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

Effective March 17, 2021, in connection with the SST IV Merger, the SST IV property management contracts were terminated. As a result of us acquiring SST IV and terminating such contracts, we recorded a write-off of approximately $1.9 million related to the carrying value of the SST IV property management contracts.

Effective June 1, 2022, in connection with the SSGT II Merger, the SSGT II property management contracts were terminated. As a result of us acquiring SSGT II and terminating such contracts, we recorded a write-off of approximately $0.6 million related to the carrying value of the SSGT II property management contracts.

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SST IV and SSGT II property management contracts and their carrying values for tax purposes. As we reduced the GAAP carrying value of such intangible assets, we adjusted the value of our deferred tax liability on a pro-rata basis, reducing the deferred tax liability by approximately $0.5 million during the three months ended March 31, 2021 related to the SST IV Merger and $0.2 million during the three months ended June 30, 2022 related to the SSGT II Merger, and recorded such adjustments as other income within the other line-item in our consolidated statement of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Managed REIT Platform Revenues	2022	2021	2022	2021
Asset Management:
SST IV(1)	$—	$—	$—	$716,278
SSGT II(3)	326,870	457,859	798,395	921,121
SST VI	319,208	28,045	474,540	28,045
	646,078	485,904	1,272,935	1,665,444
Property Management:
SST IV(1)	—	—	—	369,979
SSGT II(3)	177,648	156,328	407,706	296,562
SST VI	123,658	16,393	202,707	16,393
	301,306	172,721	610,413	682,934
Tenant Protection Program:
SST IV(1)	—	—	—	285,959
SSGT II(3)	76,011	144,169	250,156	266,211
SST VI	96,309	30,380	145,753	32,237
	172,320	174,549	395,909	584,407
Acquisition Fees:
SST VI	661,525	76,903	1,061,525	76,903
	661,525	76,903	1,061,525	76,903
Other Managed REIT revenue(2)	231,905	148,214	481,448	336,343
Total Managed REIT Platform Revenue	$2,013,134	$1,058,291	$3,822,230	$3,346,031

(1)
On March 17, 2021, we acquired SST IV and no longer earn such fees. Additionally, the Tenant Protection Program revenue for SST IV is now included in ancillary operating revenue in our consolidated statements of operations.
(2)
Such revenue primarily includes construction management fees, development fees, and other miscellaneous revenues.
(3)
On June 1, 2022, we acquired SSGT II and no longer earn such fees. Additionally, the Tenant Protection Program revenue for SSGT II is now included in ancillary operating revenue in our consolidated statements of operations.

Reimbursable costs from Managed REITs includes reimbursement of SST IV (until the SST IV Merger Date), SSGT II (until the SSGT II merger date), SST VI and SSGT III's Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of June 30, 2022 and December 31, 2021 we had receivables due from the Managed REITs totaling approximately $0.7 million and $1.4 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Investment in SST VI OP

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

On December 30, 2021, in connection with SST VI's acquisition of two self storage facilities, SmartStop OP entered into a mezzanine loan agreement with SST VI OP for up to $45 million (the “SST VI Mezzanine Loan”). The SST VI Mezzanine Loan required a commitment fee equal to 1.0% of the amount drawn at closing of the SST VI Mezzanine Loan. The SST VI Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SST VI that collectively currently own three self storage facilities. SST VI OP also serves as a non-recourse guarantor.

The interest rate on the SST VI Mezzanine Loan is a variable rate equal to LIBOR plus 3%. Payments on the SST VI Mezzanine Loan are interest only until December 30, 2022, which is the initial maturity date of the SST VI Mezzanine Loan. SST VI OP may, in certain circumstances, extend the ultimate maturity date of the SST VI Mezzanine Loan through December 30, 2023 upon written notice to us, in which event the interest rate of the SST VI Mezzanine Loan will increase to LIBOR plus 4% per annum. The SST VI Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SST VI Mezzanine Loan may be released from the pledge of collateral. As of June 30, 2022, and December 31, 2021, SST VI OP had borrowed $6.8 million pursuant to the SST VI Mezzanine Loan and we were potentially required to fund an additional $38.2 million. On July 8, 2022, SST VI borrowed an additional $7.2 million pursuant to the SST VI Mezzanine Loan and we were potentially required to fund an additional $31.0 million as of such date pursuant to the SST VI Mezzanine Loan.

Additionally, one of our subsidiaries already had a special limited partnership interest, whereby we would receive a subordinated distribution upon certain returns on equity being met.

For the three and six months ended June 30, 2022, we recorded a loss related to our equity interest in SST VI OP of approximately $168,000 and $307,000, respectively, and received distributions in the amount of approximately $70,000 and $140,000, respectively. The loss related to our equity interest in SST VI OP is recorded within the Other line item in our consolidated statements of operations, and the distributions received directly reduce our equity interest in SST VI OP.

As discussed in Note 2 – Summary of Significant Accounting Policies, due to our equity interest in SST VI OP, we consolidated this investment from March 10, 2021 (the date of our initial investment in SST VI OP) until May 1, 2021.

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

For the three and six months ended June 30, 2022, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $80,000 and approximately $125,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations. For the three and six months ended June 30, 2021, we incurred reimbursements payable to SAM under the Administrative Services Agreement of

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

approximately $2,000 and approximately $19,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations.

We recorded reimbursements from SAM of approximately $135,000 and $320,000 during the three and six months ended June 30, 2022, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations. We recorded reimbursements from SAM of approximately $135,000 and $265,000 during the three and six months ended June 30, 2021, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, a receivable of none and approximately $60,000 was due from SAM related to the Administrative Services Agreement, respectively.

Note 10. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through June 30, 2022, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through March 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020, the Compensation Committee of the board of directors approved awards for our executive officers, which include (1) performance based awards, and (2) time based awards. For both such type of awards, the recipient can choose either LTIP Units or restricted stock consisting of shares of our common stock. Effective June 2022, the recipient of time based awards issued to members of the board of directors were also allowed to choose either LTIP Units or restricted stock shares of our common stock.

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

With respect to grants of time based LTIP Units made to our executive officers in 2020, 2021, and 2022, distributions began to accrue effective January 1 of each respective year, and are payable as distributions are paid on our Class A Shares without regard to whether the underlying awards have vested. With respect to time based restricted stock issued to our board of directors in or after June 2022, distributions accrue as of the effective date of each grant and are payable as distributions are paid on our Class A Shares without regard to whether the underlying awards have vested. With respect to all other time based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	249,271	$9.58	160,891	$9.09
Granted	78,192	9.85	222,581	9.30
Vested	(105,328)	9.64	(109,276)	9.20
Forfeited	(2,189)	9.78	—	—
Unvested at December 31, 2021	219,946	9.64	274,196	9.22
Granted	60,032	14.33	181,664	13.23
Vested	(128,765)	9.64	(26,815)	9.09
Forfeited	(3,572)	11.04	—	—
Unvested at June 30, 2022	147,641	$11.51	429,045	$10.92

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted award. The targeted award for each executive was determined and approved by the Compensation Committee of our Board of Directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison will be conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2020, 2021 and 2022 grants will vest, as applicable, no later than March 31, 2023, 2024, and 2025, respectively.

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIP Units
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	5,752	$9.78	130,638	$9.09
Granted	—	—	148,387	9.30
Vested	—	—	—	—
Forfeited	—	—	(11,918)	9.09
Unvested at December 31, 2021	5,752	9.78	267,107	9.21
Granted	—	—	113,429	13.18
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at June 30, 2022	5,752	$9.78	380,536	$10.39

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

As of June 30, 2022, 9,977,214 shares of stock were available for issuance under the Plan.

We recorded approximately $0.9 million and $2.0 million of equity based compensation expense in general and administrative expense during the three and six months ended June 30, 2022, respectively, compared to approximately $0.8 million and $1.2 million during the three and six months ended June 30, 2021. We recorded approximately $35,000 and $70,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and six months ended June 30, 2022, respectively, compared to approximately $25,000 and $50,000 during the three and six months ended June 30, 2021. As of June 30, 2022, there was approximately $6.7 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.4 years. As of December 31, 2021, there was approximately $4.5 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.1 years.

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

June 30, 2022

(Unaudited)

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

On October 19, 2021, the Nominating and Corporate Governance Committee of our board of directors and our board of directors approved resolutions providing that the denominator in the calculation of the earnout exchange ratio will be $10.66
(the value of the Class A common stock at the time of the Self Administration Transaction, pursuant to which the earnout was established) for the subsequent 12 months, until October 19, 2022. Thereafter the denominator in the calculation of the earnout exchange ratio will be as provided in the Operating Partnership Agreement.

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

As of June 30, 2022, pursuant to the revised definition of “AUM” as described above, we had added incremental assets under management of approximately $669.2 million, and the estimated fair value of the contingent earnout liability was approximately $15.8 million.

On August 9, 2022, 1,094,434 Class A-2 Units were converted into 1,094,434 Class A-1 Units pursuant to the achievement of the third and final tier of earnout consideration.

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan (our "DRP") that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our DRP is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on October 19, 2021, beginning in October 2021, shares sold pursuant to our distribution reinvestment plan were and will continue to be sold at our new estimated value per share of $15.08 per Class A Share and Class T Share.

As described below, on March 7, 2022, our board of directors approved the suspension of our DRP, effective on April
15, 2022.

Share Redemption Program

As described in Note 2 – Redeemable Common Stock, we have an SRP, which is fully suspended. Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Consistent with the terms of our DRP, distributions declared by the Board for the month of February 2022, which were paid on or about March 15, 2022, were not affected by this suspension. However, beginning with the distributions declared by the Board for the month of March 2022, which were paid in April 2022, and continuing until such time as the Board may approve the resumption of the DRP, if ever, all distributions declared by the Board will be paid to our stockholders in cash.

Prior to the suspension of our share redemption program, consistent with its terms, all redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter were processed on the last business day of the month following the end of the quarter in which the redemption requests were received. Accordingly, redemption requests received during the fourth quarter of 2021 were processed on January 31, 2022, and redemption requests received during the first quarter of 2022 ordinarily would have needed to be received on or prior to March 31, 2022 and would have been processed on April 30, 2022. However, the effective date of the aforementioned suspension of our share redemption program occurred prior to March 31, 2022. Accordingly, any redemption requests received during the first six months of 2022, or any future quarter, will not be processed until such time as the Board may approve the resumption of our share redemption program, if ever.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Additionally, as of June 30, 2022 and December 31, 2021, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $38.2 million, in debt to SST VI at their option.

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

Note 12. Declaration of Distributions

On June 23, 2022, our board of directors declared a distribution rate for the month of July 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2022 and ending July 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

On July 21, 2022, our board of directors declared a distribution rate for the month of August 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on August 1, 2022 and ending August 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 13. Subsequent Events

On August 9, 2022, 1,094,434 Class A-2 Units were converted into 1,094,434 Class A-1 Units pursuant to the achievement of the third and final tier of earnout consideration.

On July 8, 2022, SST VI borrowed $7.2 million pursuant to the SST VI Mezzanine Loan and we were potentially required to fund an additional $31 million as of such date pursuant to the SST VI Mezzanine Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

On August 9, 2022, in connection with SSGT III's acquisition of two self storage facilities, SmartStop OP, L.P. entered into a mezzanine loan agreement with SSGT III Mezz, LLC for up to $50.0 million (the "SSGT III Mezzanine Loan Facility"), of which $42.0 million was funded as an initial draw at the time of closing. The SSGT III Mezzanine Loan Facility requires a commitment fee equal to 1.0% of the amount drawn at each closing of the SSGT III Mezzanine Loan Facility. The SSGT III Mezzanine Loan Facility is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SSGT III that collectively currently own two self storage facilities in Florida. SS Growth Operating Partnership III, L.P. also serves as a non-recourse guarantor.

The interest rate on the SSGT III Mezzanine Loan Facility is a variable rate equal to SOFR plus 3.5%. Payments on the SSGT III Mezzanine Loan Facility are interest only until August 9, 2023, which is the initial maturity date of the SSGT III Mezzanine Loan Facility. SSGT III may, in certain circumstances, extend the ultimate maturity date of the SSGT III Mezzanine Loan Facility through August 9, 2023 upon written notice to us, in which event the interest rate of the SSGT III Mezzanine Loan Facility will increase to SOFR plus 4.5% per annum. The SSGT III Mezzanine Loan Facility may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan Facility may be released from the pledge of collateral. As of August 9, 2022, SSGT III OP had borrowed $42.0 million pursuant to the SSGT III Mezzanine Loan Facility and we were potentially required to fund an additional $8.0 million.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and the Greater Toronto Area in Canada. According to the Inside Self Storage Top-Operators List for 2021, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of June 30, 2022, our wholly-owned portfolio consisted of 153 self storage properties diversified across 19 states and the Greater Toronto Area of Ontario, Canada comprising approximately 103,000 units and 11.8 million net rentable square feet. Additionally, we had a 50% equity interest in ten unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of six operating self storage properties, three parcels of land currently under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform, we serve as the sponsor of two Managed REITs: Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT (“SSGT III”), both of which pay us fees to manage these programs and operate their 11 operating self storage properties (as of June 30, 2022).

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also referred as “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of June 30, 2022, 11 operating properties and approximately 7,600 units and 0.9 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of June 30, 2022, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.4%	95.9%	0.8%
Arizona	4	3,130	329,100	2.8%	95.0%	2.7%
California	29	19,195	2,030,300	17.1%	94.5%	20.4%
Colorado	8	4,550	493,085	4.2%	93.5%	3.2%
Florida	26	19,870	2,363,100	20.1%	94.7%	22.3%
Illinois	6	3,785	429,500	3.6%	95.0%	2.9%
Indiana	2	1,030	112,700	1.0%	96.3%	0.6%
Massachusetts	1	840	93,200	0.8%	98.3%	1.8%
Maryland	2	1,610	169,500	1.4%	94.9%	1.5%
Michigan	4	2,220	266,100	2.3%	95.9%	1.8%
New Jersey	2	2,350	205,100	1.7%	93.2%	1.9%
Nevada	9	7,160	865,000	7.3%	95.2%	7.1%
North Carolina	19	9,190	1,192,400	10.1%	95.1%	8.1%
Ohio	5	2,310	279,700	2.4%	93.9%	1.5%
South Carolina	3	1,940	246,000	2.1%	95.6%	1.6%
Texas	12	6,960	919,300	7.8%	95.8%	6.7%
Virginia	1	830	71,100	0.6%	97.9%	0.9%
Washington	5	3,427	390,545	3.3%	89.7%	3.2%
Wisconsin	1	780	83,400	0.7%	93.9%	0.5%
Ontario, Canada	13	10,610	1,092,300	9.3%	95.5%	10.5%
Total	153	102,877	11,794,730	100%	94.8%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,400 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,016,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of June 30, 2022).
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended June 30, 2022.

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

Real Estate Purchase Price Allocation

We account for asset acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the challenges associated with the COVID-19 pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive continued growth in self storage demand through the first half of 2022. As rental activity, occupancy levels, and rental rates increased during the second half of 2020 and through 2022, our financial performance has continued to be strong. However, same-store growth and overall results are expected to normalize over the coming quarters as the comparable periods change.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home price appreciation. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. However, demand for self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

In addition to the sector’s numerous historical demand drivers, one significant demand driver that increased substantially during the COVID-19 pandemic is the work-from-home, or hybrid work environment. We believe the need for work space in residences will continue to be a driver of storage demand in 2022 and going forward, which could partially offset a potential reduction in population mobility caused by a softening housing market.

Recently, the Federal Reserve has increased its targeted range for the federal funds rate, leading to increased interest rates. We currently have fixed interest rates for certain of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. This may limit our ability to acquire self storage properties in an as accretive manner going forward.

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

As of June 30, 2022 and 2021, we wholly-owned 153 and 138 operating self storage facilities, respectively. Our operating results for the three months ended June 30, 2022 include full quarter results for 140 self storage facilities and partial quarter results for 13 operating self storage facilities acquired during the quarter ended June 30, 2022. Our operating results for the three months ended June 30, 2021 include full quarter results for 136 self storage facilities and partial quarter results for two operating self storage facilities acquired during the quarter ended June 30, 2021. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Our operating results for the six months ended June 30, 2022 include a full six months of results for 139 self storage facilities and partial period results for 14 operating self storage facilities acquired during the six months ended June 30, 2022. Our operating results for the six months ended June 30, 2021 include a full six months of results for 112 self storage facilities and partial period results for 26 operating self storage facilities acquired during the six months ended June 30, 2021. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed below, the results of operations presented herein cover a period of time prior to the SST IV Merger and SSGT II Merger. Our 2021 and 2022 operating results have been and will continue to be significantly impacted by these mergers as a result of acquiring 34 operating self storage facilities and 50% equity interests in nine unconsolidated real estate ventures, as well as the elimination of management fees that we previously earned from SST IV and SSGT II. Over time we expect the SSGT II Merger and SST IV Merger to be accretive to FFO, as adjusted as the former SST IV and SSGT II properties eventually reach higher levels of either physical or economic occupancy or both.

SST IV Merger

On March 17, 2021, we acquired 24 operating self storage facilities and six real estate joint ventures by way of merger with SST IV. The 24 SST IV operating properties had a weighted average physical occupancy of 93.0% and 92.6% as of June 30, 2022, and 2021, respectively.

SSGT II Merger

On June 1, 2022, we acquired 10 operating self storage facilities and three real estate joint ventures by way of merger with SSGT II. The 10 SSGT II operating properties had a weighted average physical occupancy of 92.1% and 93.1% as of June 30, 2022, and 2021, respectively.

Comparison of the Three Months Ended June 30, 2022 and 2021

Total Self Storage Revenues

Total self storage related revenues for the three months ended June 30, 2022 and 2021 were approximately $48.6 million and $40.1 million, respectively. The increase in total self storage revenues of approximately $8.4 million, or approximately 21%, is primarily attributable to an increase in same-store revenues of approximately $4.3 million, an increase in revenue at the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $1.3 million), and the 10 operating self storage facilities acquired on June 1, 2022 in connection with the SSGT II Merger (approximately $1.2 million).

We expect self storage revenues to increase in future periods as our lease-up properties continue to increase occupancy and rates, and to otherwise fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect to see increases in self storage revenues from our future acquisitions and the inclusion of the properties we acquired in the SSGT II Merger for a full period.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended June 30, 2022 and 2021 was approximately $2.0 million and $1.1 million, respectively. The increase in Managed REIT Platform revenue of approximately $0.9 million is primarily attributable to acquisition fee revenue growth of $0.6 million from our Managed REITs. We expect Managed REIT Platform Revenue to decline in the short term as a result of the SSGT II Merger as we will no longer receive fees from SSGT II for providing property management and advisory services. We further expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations as we receive revenue for providing such services.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2022 and 2021 were approximately $1.2 million and $1.1 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable Costs from Managed REITs to decline in future periods as a result of the SSGT II Merger as we will no longer receive reimbursement for providing such services. We further expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2022 and 2021 were approximately $13.6 million (or 28.1% of self storage revenue) and $12.5 million (or 31.1% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.2 million is largely attributable to the 10 operating self storage facilities acquired in connection with the SSGT II Merger (approximately $0.4 million), as well other property acquisitions during the period and increases in payroll and repairs and maintenance expense. We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended June 30, 2022 and 2021 were approximately $0.6 million and $0.3 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 9 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with the level of services provided to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2022 and 2021 were approximately $1.2 million and $1.1 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services, and decline in the short term due to the SSGT II Merger.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 and 2021 were approximately $7.9 million and $6.8 million, respectively. Such expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. Additionally, during the current quarter we recorded expenses of approximately $1.4 million related to our filing of an S-11 registration statement and related costs in pursuit of the potential offering of our common stock. The increase is primarily attributable to expenses recorded related to a potential offering, increased board of directors related costs, transfer agent costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2022 and 2021 were approximately $16.3 million and $14.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SSGT II Merger.

Acquisition Expenses

Acquisition expenses for the three months ended June 30, 2022 and 2021 were approximately $0.3 million and $30,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended June 30, 2022 and 2021 reflects increases in the contingent earnout liability of approximately $0.8 million and $0.4 million, respectively. The contingent earnout adjustment reflects the change in the liability based on an updated valuation and changes in the discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended).

Write-off of Equity Interest and Preexisting Relationships Upon Acquisition of Control

Write-off of equity interest and preexisting relationships upon acquisition of control for the three months ended June 30, 2022 and 2021 was approximately $2.0 million and none, respectively. Such expense represents the Company’s write-off of the intangible assets related to the SSGT II advisory agreement and property management contracts due to the termination of such contracts as a result of the SSGT II Merger.

Gain on Sale of Real Estate

Gain on sale of real estate for the three months ended June 30, 2022 and 2021 was none and approximately $0.2 million, respectively. The gain in 2021 was related to a sale of a parcel of excess land attached to the self storage facility we own in McKinney, Texas. The sale of this parcel did not affect the operations of our McKinney, Texas property.

Gain On Equity Interests Upon Acquisition

Gain on equity interests upon acquisition for the three months ended June 30, 2022 and 2021 was approximately $16.1 million and none, respectively. The gain was related to recording the fair value of our preexisting special limited partnership interest in SSGT II in connection with the SSGT II Merger.

Interest Expense

Interest expense for the three months ended June 30, 2022 and 2021 was approximately $8.9 million and $8.4 million, respectively. Interest expense includes interest expense, accretion of fair market value of debt, amortization of debt issuance costs, and amortization of interest rate caps. The increase of approximately $0.4 million is primarily attributable to an increase in the average outstanding principal balance, primarily as a result of the SSGT II Merger as well as three other self storage acquisitions that were funded by draws on the Credit Facility Revolver during the quarter. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the three months ended June 30, 2022 and 2021 were approximately $2.4 million and none, respectively. The increase in net loss on debt extinguishment is primarily attributable to debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022, as well as the write-off of related unamortized debt issuance costs.

Other

Other for the three months ended June 30, 2022 and 2021 was approximately $0.2 million of income and $0.2 million of income, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and equity in earnings attributable to our unconsolidated joint ventures. The change of approximately $40,000 is comprised of additional deferred tax liability adjustments of approximately $1.0 million primarily attributable to the write-off of the asset management and property management intangible assets related to the SSGT II Merger and deferred tax liability adjustments at our Canadian properties, offset by foreign currency related adjustments.

Same-Store Facility Results - Three Months Ended June 30, 2022 and 2021

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2021, excluding three lease-up properties we owned as of January 1, 2021) for the three months ended June 30, 2022 and 2021. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2022	2021	% Change	2022	2021(6)	% Change	2022	2021	% Change
Revenue (1)	$34,694,481	$30,396,194	14.1%	$12,039,007	$8,022,875	N/M	$46,733,488	$38,419,069	21.6%
Property operating expenses (2)	9,543,263	9,488,105	0.6%	4,093,968	2,991,864	N/M	13,637,231	12,479,969	9.3%
Net operating income	$25,151,218	$20,908,089	20.3%	$7,945,039	$5,031,011	N/M	$33,096,257	$25,939,100	27.6%
Number of facilities	109	109		44	30		153	139
Rentable square feet (3)	8,036,285	8,034,200		3,758,445	2,543,800		11,794,730	10,578,000
Average physical occupancy (4)	95.5%	95.8%		92.5%	88.9%		94.5%	94.6%
Annualized rent per occupied square foot (5)	$18.47	$16.02		N/M	N/M		$18.09	$15.76

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,016,000 square feet and 937,000 square feet as of June 30, 2022 and 2021, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.
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

Our same-store revenue increased by approximately $4.3 million, or approximately 14.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to higher annualized rent per occupied square foot, partially offset by a slight decrease in average occupancy.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Three Months Ended June 30,
	2022	2021
Net income (loss)	$14,013,122	$(1,310,838)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(1,836,707)	(1,712,671)
Managed REIT Platform revenue	(2,013,134)	(1,058,291)
Managed REIT Platform expenses	617,846	316,142
General and administrative	7,946,583	6,811,313
Depreciation	11,826,106	10,742,801
Intangible amortization expense	4,471,973	3,653,681
Acquisition expenses	285,097	30,448
Contingent earnout adjustment	800,000	400,000
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	—
Gain on equity interests upon acquisition	(16,101,237)	—
Gain on sale of real estate	—	(178,631)
Interest expense	8,852,586	8,416,349
Net loss on extinguishment of debt	2,393,475	—
Other, net	(209,135)	(171,203)
Total net operating income	$33,096,257	$25,939,100

(1) Approximately $1.4 million of Tenant Protection Program revenue was earned at same-store facilities during three months ended June 30, 2022, with the remaining approximately $0.5 million earned at non same-store facilities.

Comparison of the Six Months Ended June 30, 2022 and 2021

Total Self Storage Revenues

Total self storage related revenues for the six months ended June 30, 2022 and 2021 were approximately $93.6 million and $71.2 million, respectively. The increase in total self storage revenues of approximately $22.4 million, or approximately 31%, is largely attributable to an increase in same-store revenues of approximately $9.5 million, as well as the 10 and 24 operating self storage facilities acquired in connection with the SSGT II Merger and SST IV Merger, respectively, representing increased revenues over the prior periods of approximately $1.1 million and $8.7 million, respectively.

We expect self storage revenues to increase in future periods as our lease-up properties continue to increase occupancy and rates, and to otherwise fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect to see increases in self storage revenues from our future acquisitions and from the inclusion of the properties we acquired in the SSGT II Merger for a full period.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the six months ended June 30, 2022 and 2021 was approximately $3.8 million and $3.3 million, respectively. The increase in Managed REIT Platform revenue of approximately $0.5 million is primarily attributable to acquisition fee revenue growth of $1.0 million from our Managed REITs. We expect Managed REIT Platform Revenue to decline in the short term as a result of the SSGT II Merger as we will no longer receive fees from SSGT II for providing property management and advisory services. We further expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2022 and 2021 were approximately $2.3 million and $2.3 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable Costs from Managed REITs to decline in future periods as a result of the SSGT II Merger as we will no longer receive reimbursement for providing such services. We further expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2022 and 2021 were approximately $26.7 million (or 28.6% of self storage revenue) and $22.8 million (or 32.1% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $3.9 million is largely attributable to the 24 and 10 operating self storage facilities acquired in connection with the SST IV Merger and the SSGT II Merger, respectively. We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the six months ended June 30, 2022 and 2021 were approximately $1.0 million and $0.6 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 9 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with the level of services provided to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2022 and 2021 were approximately $2.3 million and $2.3 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services, and decline in the short term due to the SSGT II Merger.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 and 2021 were approximately $13.8 million and $11.6 million, respectively. Such expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. Additionally, during the six months ended June 30, 2022, we recorded expenses of approximately $1.4 million related to our filing of an S-11 registration statement and related costs in pursuit of the potential offering of our common stock. The increase is primarily attributable to expenses recorded related to a potential offering, increased board of directors related costs, transfer agent costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2022 and 2021 were approximately $31.3 million and $24.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SST IV Merger and the SSGT II Merger.

Acquisition Expenses

Acquisition expenses for the six months ended June 30, 2022 and 2021 were approximately $0.7 million and $0.3 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustment for the six months ended June 30, 2022 and 2021 reflects increases in the contingent earnout liability of approximately $1.3 million and $2.5 million, respectively. The contingent earnout adjustment reflects the change in the liability based on an updated valuation and changes in the discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended).

Write-off of equity interest and preexisting relationships upon acquisition of control

Write-off of equity interest and preexisting relationships upon acquisition of control for the six months ended June 30, 2022 and 2021 was approximately $2.0 and $8.4 million, respectively. Such expenses in 2022 represents the write-off of the intangible assets related to the SSGT II advisory agreement and property management contracts due to the termination of such contracts with the SSGT II Merger. Such expenses in 2021 primarily represents the write-off of the intangible assets related to the SST IV advisory agreement and property management contracts due to the termination of such contracts with the SST IV Merger, and to a lesser extent, the write-off of the SST IV special limited partnership interest we held in SST IV, which per the terms of the SST IV Merger, terminated without consideration.

Gain on Sale of Real Estate

Gain on sale of real estate for the six months ended June 30, 2022 and 2021 was none and approximately $0.2 million, respectively. The gain in 2021 was related to a sale of a parcel of excess land attached to the self storage facility we own in McKinney, Texas. The sale of this parcel did not affect the operations of our McKinney, Texas property.

Gain On Equity Interests Upon Acquisition

Gain on equity interests upon acquisition for the six months ended June 30, 2022 and 2021 was approximately $16.1 million and none, respectively. The gain was related to recording the fair value of our preexisting special limited partnership interest in SSGT II in connection with the SSGT II Merger.

Interest Expense

Interest expense for the six months ended June 30, 2022 and 2021 was approximately $16.4 million and $17.0 million, respectively. Interest expense includes interest expense, accretion of fair market value of debt, and amortization of debt issuance costs and amortization of interest rate caps. The decrease of approximately $0.6 million is primarily attributable to lower rates on a year over year basis for the first three months of 2022 due in part to the expiration of our $235 million LIBOR swap, partially offset by higher interest rates and an increase in the average outstanding principal balance during the six months ended June 30, 2022. The increase in the average outstanding principal balance was primarily the result of the SSGT II Merger, and four other acquisitions in 2022. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and interest rates.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the six months ended June 30, 2022 and 2021 were approximately $2.4 million and $2.4 million, respectively. The net loss on debt extinguishment for the six months ended June 30, 2022 is attributable to the write-off of unamortized debt issuance costs and debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022. The net loss on debt extinguishment for the six months ended June 30, 2021 is attributable to the write-off of unamortized debt issuance costs on loans that were paid off in connection with the Credit Facility that was obtained in conjunction with the SST IV Merger.

Other

Other income (expense) for the six months ended June 30, 2022 and 2021 were approximately ($0.5) million of expense, and $1.6 million of income, respectively. Other consists primarily of state and federal tax expense, adjustments to deferred tax liabilities, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and equity in earnings attributable to our unconsolidated joint ventures. The change of approximately $2.1 million is primarily the result of a reduction in the deferred tax liabilities as a result of the write-off the asset management and property management intangible assets of approximately $0.5 million and $1.9 million during the six months ended June 30, 2022 and 2021, related to the SSGT II Merger and the SST IV Merger, respectively.

Same-Store Facility Results - Six Months Ended June 30, 2022 and 2021

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2021, excluding three lease-up properties we owned as of January 1, 2021) for the six months ended June 30, 2022 and 2021. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2022	2021	% Change	2022	2021(6)	% Change	2022	2021	% Change
Revenue (1)	$68,018,946	$58,552,193	16.2%	$21,991,236	$9,590,980	N/M	$90,010,182	$68,143,173	32.1%
Property operating expenses (2)	19,310,992	18,906,251	2.1%	7,431,564	3,916,999	N/M	26,742,556	22,823,250	17.2%
Net operating income	$48,707,954	$39,645,942	22.9%	$14,559,672	$5,673,981	N/M	$63,267,626	$45,319,923	39.6%
Number of facilities	109	109		44	30		153	139
Rentable square feet (3)	8,036,285	8,034,200		3,758,445	2,543,800		11,794,730	10,578,000
Average physical occupancy (4)	95.3%	94.5%		92.2%	90.1%		94.3%	93.5%
Annualized rent per occupied square foot (5)	$18.12	$15.65		N/M	N/M		$17.78	$15.46

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,016,000 square feet and 937,000 square feet as of June 30, 2022 and 2021, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.
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

Our same-store revenue increased by approximately $9.5 million, or approximately 16.2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to higher annualized rent per occupied square foot.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
Net income (loss)	$17,282,581	$(13,614,304)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(3,591,205)	(3,049,439)
Managed REIT Platform revenue	(3,822,230)	(3,346,031)
Managed REIT Platform expenses	1,007,111	636,032
General and administrative	13,784,230	11,564,302
Depreciation	22,934,092	19,286,728
Intangible amortization expense	8,372,857	4,913,228
Acquisition expenses	702,871	336,098
Contingent earnout adjustment	1,313,821	2,519,744
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	8,389,573
Gain on sale of real estate	—	(178,631)
Interest expense	16,428,370	17,032,420
Net loss on extinguishment of debt	2,393,475	2,444,788
Gain on equity interests upon acquisition	(16,101,237)	—
Other, net	513,208	(1,614,585)
Total net operating income	$63,267,626	$45,319,923

(1) Approximately $2.7 million of Tenant Protection Program revenue was earned at same-store facilities during six months ended June 30, 2022, with the remaining approximately $0.9 million earned at non same-store facilities.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), for each of the periods presented below:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net income (loss) (attributable to common stockholders)	$9,138,542	$(3,881,184)	$8,921,987	$(17,789,848)
Add:
Depreciation of real estate	11,619,040	10,521,283	22,481,157	18,898,768
Amortization of real estate related intangible assets	4,286,753	3,441,144	7,946,836	4,003,229
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	358,716	213,959	658,729	230,996
Deduct:
Gain on deconsolidation	—	(169,533)	—	(169,533)
Gain on sale of real estate	—	(178,631)	—	(178,631)
Gain on equity interests upon acquisition (7)	(16,101,237)	—	(16,101,237)	—
Adjustment for noncontrolling interests (6)	58,107	(1,500,869)	(1,540,958)	(2,616,924)
FFO (attributable to common stockholders)	9,359,921	8,446,169	22,366,514	2,378,057
Other Adjustments:
Intangible amortization expense - contracts (1)	185,220	212,537	426,021	909,999
Acquisition expenses (2)	285,097	30,448	702,871	336,098
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	31,460	107,388	51,956	107,388
Contingent earnout adjustment (3)	800,000	400,000	1,313,821	2,519,744
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	—	2,049,682	8,389,573
Accretion of fair market value of secured debt	(7,556)	(31,250)	(42,198)	(63,116)
Net loss on extinguishment of debt (4)	2,393,475	—	2,393,475	2,444,788
Foreign currency and interest rate derivative losses, net (5)	251,804	(643,547)	76,272	(425,549)
Adjustment of deferred tax liabilities (1)	(1,040,711)	(56,880)	(799,123)	(1,929,746)
Offering related expenses (8)	1,387,760	—	1,387,760	—
Adjustment for noncontrolling interests (6)	(744,709)	(1,784)	(876,681)	(1,435,079)
FFO, as adjusted (attributable to common stockholders)	$14,951,443	$8,463,081	$29,050,370	$13,232,157

The following is a reconciliation of FFO and FFO, as adjusted (attributable to common stockholders), to FFO and FFO, as adjusted (attributable to common stockholders and OP Unit holders), for each of the periods presented below:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
FFO (attributable to common stockholders and OP unit holders) Calculation:
FFO (attributable to common stockholders)	$9,359,921	$8,446,169	$22,366,514	$2,378,057
Net income (loss) attributable to the noncontrolling interests	1,758,141	(546,092)	2,161,963	(2,023,086)
Adjustment for noncontrolling interests(6)	(58,107)	1,500,869	1,540,958	2,616,924
FFO (attributable to common stockholders and OP unit holders)	$11,059,955	$9,400,946	$26,069,435	$2,971,895
FFO, as adjusted (attributable to common stockholders and OP unit holders) Calculation:
FFO, as adjusted (attributable to common stockholders)	$14,951,443	$8,463,081	$29,050,370	$13,232,157
Net income (loss) attributable to the noncontrolling interests	1,758,141	(546,092)	2,161,963	(2,023,086)
Adjustment for noncontrolling interests(6)	686,602	1,502,653	2,417,639	4,052,003
FFO, adjusted (attributable to common stockholders and OP unit holders)	$17,396,186	$9,419,642	$33,629,972	$15,261,074

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

(4) The net loss associated with the extinguishment of debt includes prepayment penalties, defeasance costs, the write-off of unamortized deferred financing fees, and other fees incurred.

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

(7) This gain relates to the mark up in fair value of our preexisting equity interests in SSGT II as a result of our acquisition of control in the SSGT II Merger.

(8) Such costs relate to our filing of an S-11 registration statement and our pursuit of a potential offering of our common stock. As this item is non-recurring and not a primary driver in our decision-making process, FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
Net cash flow provided by (used in):
Operating activities	$41,260,764	$21,629,817	$19,630,947
Investing activities	(146,001,246)	(98,333,499)	(47,667,747)
Financing activities	113,723,939	29,734,478	83,989,461

Cash flows provided by operating activities for the six months ended June 30, 2022 and 2021 were approximately $41.3 million and $21.6 million, respectively, an increase of approximately $19.6 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $17.5 million, as well as an improvement of approximately $2.2 million resulting from changes in working capital accounts.

Cash flows used in investing activities for the six months ended June 30, 2022 and 2021 were approximately $146.0 million and $98.3 million, respectively, an increase in the use of cash of approximately $47.7 million. The increase in cash used in investing activities primarily relates to funding the SSGT II Merger and four other property acquisitions, collectively representing cash outflows of approximately $138.0 million during the six months ended June 30, 2022, compared to approximately $93.6 million of cash outflows during the six months ended June 30, 2022 used to complete the SST IV Merger and one other property acquisition.

Cash flows provided by financing activities for the six months ended June 30, 2022 and 2021 were approximately $113.7 million and $29.7 million, respectively, a change of approximately $84.0 million. The change in financing activities is primarily attributable to the net proceeds from the issuance of debt of approximately $150.5 million during the six months ended June 30, 2022 compared to the approximately $54.6 million net proceeds from the issuance of debt during the six months ended June 30, 2021.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

Volatility in the debt and equity markets and continued and/or further impact of COVID-19, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

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

Common Stock Distributions

On June 23, 2022, our board of directors declared a distribution rate for the month of July 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2022 and ending July 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

On July 21, 2022, our board of directors declared a distribution rate for the month of August 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on August 1, 2022 and ending August 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
Distributions paid in cash — common stockholders	$20,200,992		$11,798,066
Distributions paid in cash — Operating Partnership unitholders	3,360,975		2,927,564
Distributions paid in cash — preferred stockholders	6,232,877		6,010,812
Distributions reinvested	5,243,398		8,849,845
Total distributions	$35,038,242		$29,586,287
Source of distributions
Cash flows provided by operations	$35,038,242	100%	$21,629,817	73%
Cash on hand	—	0%	—	0%
Offering proceeds from distribution reinvestment plan	—	0%	7,956,470	27%
Total sources	$35,038,242	100%	$29,586,287	100%

From our inception through June 30, 2022, we paid cumulative distributions of approximately $282 million, of which approximately $232 million were paid to common stockholders, as compared to cumulative FFO of approximately $41.4 million.

For the six months ended June 30, 2022, we paid distributions of approximately $20.2 million, of which approximately $20.2 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $22.4 million, which reflects debt defeasance costs of approximately $2.4 million and acquisition related expenses of approximately $0.7 million.

For the six months ended June 30, 2021, we paid distributions of approximately $29.6 million, of which approximately $11.8 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $2.4 million, which reflects a write-off of equity interest and preexisting relationships of approximately $8.4 million and acquisition related expenses of approximately $0.3 million.

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

Indebtedness

As of June 30, 2022, our net debt was approximately $1.0 billion, which included approximately $444 million in fixed rate debt and approximately $584 million in variable rate debt, less $0.1 million in debt discount and approximately $5.0 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

Additionally, we are party to a master mortgage commitment agreement (the "SmartCentres Financing") with SmartCentres Storage Finance LP (the "SmartCentres Lender"). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres"), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. As of June 30, 2022, approximately $101.1 million Canadian Dollars ("CAD") was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the SmartCentres joint venture properties. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information regarding the SmartCentres Financing.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for potential property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, to fund the growth of our Managed REITs through investment in loans, and/or advances, and for the payment of principal and interest on our outstanding indebtedness.

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

Principal payments due during the years ending December 31:
2022	$1,270,186
2023	2,639,402
2024	336,539,683
2025	2,869,187
2026	341,916,098
2027 and thereafter	342,605,555
Total payments	$1,027,840,111

Additionally, as of June 30, 2022, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $38.2 million in debt to SST VI at their option. On July 8, 2022, SST VI borrowed $7.2 million pursuant to the SST VI Mezzanine Loan and we were potentially required to fund an additional $31.0 million as of such date pursuant to the SST VI Mezzanine Loan.

On August 9, 2022 we entered into a mezzanine loan for up to approximately $50.0 million with SSGT III and initially funded $42.0 million. Pursuant to such loan, after this initial funding, we are potentially still required to fund an additional $8.0 million.

During the quarter ended June 30, 2022, SmartStop committed to contribute $5.0 million to SSGT III's operating partnership in exchange for common units in SSGT III's operating partnership at such time as SSGT III has raised $10 million in its private placement offering.

See Note 9 – Related Party Transactions and Note 13 – Subsequent Events, of the Notes to the Consolidated Financial Statements for more information about our obligations under these agreements.

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

As of June 30, 2022, our net debt was approximately $1.0 billion, which included approximately $444 million in fixed rate debt and approximately $584 million in variable rate debt, less $0.1 million in debt discount and approximately $5.0 million in net debt issuance costs. As of December 31, 2021, our net debt was approximately $873.9 million, which included approximately $340.7 million in fixed rate debt, $536.8 million in variable rate debt and approximately $0.2 million in net debt premium less approximately $3.9 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $4.3 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2022:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt	$1,270,186	$2,639,402	$2,734,895	$2,869,187	$91,916,098	$342,605,555	$444,035,323
Average interest rate(1)	4.43%	4.43%	4.43%	4.43%	4.49%	4.51%
Variable rate debt	$—	$—	$333,804,788	$—	$250,000,000	$—	$583,804,788
Average interest rate(1)	3.16%	3.16%	3.13%	3.10%	3.10%	N/A

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2022, excluding the impact of interest rate derivatives. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2022.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. We are a party to various debt arrangements, including our Credit Facility with KeyBank, National Association of up to $700 million, consisting of a term loan of up to $250 million and a revolver of up to $450 million. As of December 31, 2021, approximately $233 million was borrowed of the $450 million current capacity revolver and all $250 million was borrowed of the $250 million current capacity of the term loan. The Credit Facility may be increased by an additional $350 million, for an aggregate amount of up to $1.05 billion, subject to certain conditions. We are also party to a note purchase agreement, whereby we issued to the purchasers named therein an aggregate of $150 million of secured notes payable. The notes are subject to a series of financial and other covenants substantially similar to the Credit Facility.

The notes are pari passu with the Credit Facility and share in the existing pool of collateral. Both the notes and Credit Facility are currently secured by a pledge of equity interests, but can become unsecured at our election and upon the achievement of certain security interest termination conditions. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

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

We are in the process of migrating to a new property management platform, and if this new platform proves ineffective or we experience difficulties with the migration, we may experience disruptions to our business that may adversely affect our results from operations.

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

We consummated the SSGT Merger in January 2019, the SST IV Merger in March 2021 and the SSGT II Merger in June 2022. We will likely continue to expand our operations through additional mergers, acquisitions and other strategic transactions, including such transactions with affiliated real estate programs or Managed REITs, some of which may involve complex challenges. Our future success will depend, in part, upon the merger consideration negotiated by our special committees appointed by our board of directors in connection with these affiliated mergers, our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs and service quality, and maintaining other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits. Moreover, we assumed the liabilities of SSGT, SST IV and SSGT II in connection with the respective mergers. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended June 30, 2022, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 30, 2022	—	$—	—	3,971,919	(1)
May 31, 2022	—	$—	—	3,971,919	(1)
June 30, 2022	—	$—	—	3,971,919	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Note Purchase Agreement, dated April 19, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

10.2	Form of Note, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

10.3	Credit Facility Agreement, as amended on April 19, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

10.4

SmartStop Self Storage REIT, Inc. 2022 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2022, Commission File No. 000-55617

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and six months ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

* Filed herewith.

Certain instruments defining rights of holders of long-term debt of the company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Upon request, the company agrees to furnish to the SEC copies of such instruments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: August 11, 2022	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)