Form 10-Q
period 2022-09-30
SmartStop Self Storage REIT, Inc.
filed 2022-11-10
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 88,857,061 outstanding shares of Class A common stock and 8,085,550 outstanding shares of Class T common stock of the registrant.

FORM 10-Q

SMARTSTOP SELF STORAGE REIT, INC.

TABLE OF CONTENTS

		Page No.
	Cautionary Note Regarding Forward-Looking Statements	3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Consolidated Financial Statements:	4
	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5
	Consolidated Statements of Operations for the Three and Nine months ended September 30, 2022 and 2021 (unaudited)	6
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	7
	Consolidated Statements of Equity and Temporary Equity for the Three Months Ended March 31, 2021, June 30, 2021, and September 30, 2021 (unaudited)	8
	Consolidated Statements of Equity and Temporary Equity for the Three Months Ended March 31, 2022, June 30, 2022, and September 30, 2022 (unaudited) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	14
	Notes to Consolidated Financial Statements (unaudited)	16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	83
Item 4.	Controls and Procedures	84

PART II.	OTHER INFORMATION	85

Item 1.	Legal Proceedings	85
Item 1A.	Risk Factors	85
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3.	Defaults Upon Senior Securities	86
Item 4.	Mine Safety Disclosures	86
Item 5.	Other Information	86
Item 6.	Exhibits	87

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate facilities:
Land	$419,955,631	$397,508,081
Buildings	1,372,872,398	1,117,204,944
Site improvements	88,518,025	78,910,603
	1,881,346,054	1,593,623,628
Accumulated depreciation	(189,348,455)	(155,926,875)
	1,691,997,599	1,437,696,753
Construction in process	4,294,011	1,799,004
Real estate facilities, net	1,696,291,610	1,439,495,757
Cash and cash equivalents	41,193,848	37,254,226
Restricted cash	8,673,253	7,432,135
Investments in unconsolidated real estate ventures (Note 4)	27,768,860	18,943,284
Investments in and advances to Managed REITs	34,491,631	12,404,380
Other assets, net	37,829,529	15,423,508
Intangible assets, net of accumulated amortization	17,479,185	14,337,820
Trademarks, net of accumulated amortization	15,947,059	16,052,941
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	2,451,334	3,305,394
Total assets	$1,935,769,640	$1,618,292,776
LIABILITIES AND EQUITY
Debt, net	$1,038,598,478	$873,866,855
Accounts payable and accrued liabilities	29,981,882	22,693,941
Due to affiliates	409,730	584,291
Distributions payable	9,088,802	8,360,420
Contingent earnout	—	30,000,000
Deferred tax liabilities	6,275,250	7,719,098
Total liabilities	1,084,354,142	943,224,605
Commitments and contingencies (Note 11)
Redeemable common stock	76,578,073	71,334,675
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively, with aggregate liquidation preferences of $203,150,685 and $203,150,685 at September 30, 2022 and December 31, 2021, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,857,061 and 77,057,743 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	88,857	77,058
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,085,550 and 8,056,198 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8,085	8,056
Additional paid-in capital	893,998,929	724,739,872
Distributions	(251,489,095)	(210,964,464)
Accumulated deficit	(163,194,695)	(170,846,475)
Accumulated other comprehensive income (loss)	3,499,198	(279,975)
Total SmartStop Self Storage REIT, Inc. equity	482,911,279	342,734,072
Noncontrolling interests in our Operating Partnership	95,506,351	64,632,417
Other noncontrolling interests	63,688	10,900
Total noncontrolling interests	95,570,039	64,643,317
Total equity	578,481,318	407,377,389
Total liabilities, temporary equity and equity	$1,935,769,640	$1,618,292,776

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Self storage rental revenue	$51,022,976	$40,695,622	$140,551,208	$108,303,763
Ancillary operating revenue	2,209,695	2,007,411	6,282,850	5,591,882
Managed REIT Platform revenue	2,055,224	1,263,029	5,877,454	4,609,060
Reimbursable costs from Managed REITs	1,165,994	972,551	3,514,486	3,250,213
Total revenues	56,453,889	44,938,613	156,225,998	121,754,918
Operating expenses:
Property operating expenses	15,984,019	12,593,191	42,726,575	35,416,441
Managed REIT Platform expenses	725,599	587,704	1,732,710	1,223,736
Reimbursable costs from Managed REITs	1,165,994	972,551	3,514,486	3,250,213
General and administrative	7,330,245	5,232,950	21,114,475	16,797,252
Depreciation	13,220,916	10,748,337	36,155,008	30,035,065
Intangible amortization expense	4,849,934	3,710,736	13,222,791	8,623,964
Acquisition expenses	77,813	211,985	780,684	548,083
Contingent earnout adjustment	200,626	700,000	1,514,447	3,219,744
Write-off of equity interest and preexisting relationships upon acquisition of control	—	—	2,049,682	8,389,573
Total operating expenses	43,555,146	34,757,454	122,810,858	107,504,071
Gain on equity interests upon acquisition	—	—	16,101,237	—
Gain on sale of real estate	—	—	—	178,631
Income from operations	12,898,743	10,181,159	49,516,377	14,429,478
Other income (expense):
Interest expense	(11,752,656)	(8,288,215)	(28,181,026)	(25,320,635)
Net loss on extinguishment of debt	—	—	(2,393,475)	(2,444,788)
Other, net	1,202,670	(1,110,294)	184,987	(1,300,405)
Income tax (expense) benefit	(102,233)	276,592	402,242	2,081,288
Net income (loss)	2,246,524	1,059,242	19,529,105	(12,555,062)
Net (income) loss attributable to noncontrolling interests	(366,047)	(119,678)	(2,528,010)	1,903,408
Less: Distributions to preferred stockholders	(3,150,684)	(3,150,685)	(9,349,315)	(9,349,315)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(1,270,207)	$(2,211,121)	$7,651,780	$(20,000,969)
Net income (loss) per Class A & Class T share – basic	$(0.01)	$(0.03)	$0.08	$(0.26)
Net income (loss) per Class A & Class T share – diluted	$(0.01)	$(0.03)	$0.08	$(0.26)
Weighted average Class A shares outstanding – basic	88,701,119	76,407,968	82,224,600	69,674,568
Weighted average Class A shares outstanding – diluted	88,701,119	76,407,968	82,344,928	69,674,568
Weighted average Class T shares outstanding – basic	8,085,550	8,003,062	8,080,737	7,964,237
Weighted average Class T shares outstanding – diluted	8,085,550	8,003,062	8,080,737	7,964,237

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$2,246,524	$1,059,242	$19,529,105	$(12,555,062)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,806,975)	(1,395,240)	(4,661,552)	(744)
Foreign currency hedge contract gains (losses)	3,474,254	1,136,903	4,152,495	(266,809)
Interest rate swap and cap contract gains	2,850,379	1,034,813	4,762,710	3,254,316
Other comprehensive income	2,517,658	776,476	4,253,653	2,986,763
Comprehensive income (loss)	4,764,182	1,835,718	23,782,758	(9,568,299)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(646,011)	(203,677)	(3,002,490)	1,561,344
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$4,118,171	$1,632,041	$20,780,268	$(8,006,955)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	50,000	50,000	—	—
Issuance of common stock in connection with the SST IV Merger	23,137,540	23,138	—	—	231,389,332	—	—	—	231,412,470	—	231,412,470	—	—
Offering costs	—	—	—	—	(150,000)	—	—	—	(150,000)	—	(150,000)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	11,219,744	11,219,744	—	—
Acquisition of noncontrolling interest related to the Tenant Programs joint ventures	—	—	—	—	—	—	—	—	—	(10,900)	(10,900)	—	—
Changes to redeemable common stock	—	—	—	—	(3,737,890)	—	—	—	(3,737,890)	—	(3,737,890)	—	3,737,890
Redemptions of common stock	(66,238)	(66)	(4,110)	(4)	—	—	—	—	(70)	—	(70)	—	(684,947)
Issuance of restricted stock	54,192	54	—	—	—	—	—	—	54	—	54	—	—
Distributions	—	—	—	—	—	(9,375,185)	—	—	(9,375,185)	—	(9,375,185)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,393,957)	(1,393,957)	—	—
Issuance of shares for distribution reinvestment plan	310,860	311	48,553	49	3,737,530	—	—	—	3,737,890	—	3,737,890	—	—
Equity based compensation expense	—	—	—	—	244,187	—	—	—	244,187	246,843	491,030	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(13,908,664)	—	(13,908,664)	—	(13,908,664)	—	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,476,994)	(1,476,994)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	513,632	513,632	74,097	587,729	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(701,823)	(701,823)	(101,246)	(803,069)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	1,084,678	1,084,678	156,756	1,241,434	—	—
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2021	76,096,756	$76,098	7,948,354	$7,949	$723,891,165	$(173,328,354)	$(155,353,544)	$(2,937,741)	$392,355,573	$68,768,254	$461,123,827	$196,356,107	$60,388,518
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	4,711,315	4,711,315	—	—
Offering costs of SST VI OP	—	—	—	—	—	—	—	—	—	(1,239,194)	(1,239,194)	—	—
Deconsolidation of SST VI OP	—	—	—	—	—	—	—	—	—	(3,170,238)	(3,170,238)	—	—
Offering costs	—	—	—	—	(11,478)	—	—	—	(11,478)	—	(11,478)	—	—
Changes to redeemable common stock	—	—	—	—	(5,111,955)	—	—	—	(5,111,955)	—	(5,111,955)	—	5,111,955
Redemptions of common stock	(47,973)	(48)	(19,070)	(19)	—	—	—	—	(67)	—	(67)	—	(1,472,369)
Issuance of restricted stock	24,000	24	—	—	—	—	—	—	24	—	24	—	—
Distributions	—	—	—	—	—	(12,471,352)	—	—	(12,471,352)	—	(12,471,352)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,586,551)	(1,586,551)	—	—
Issuance of shares for distribution reinvestment plan	443,498	443	49,667	49	5,111,463	—	—	—	5,111,955	—	5,111,955	—	—
Equity based compensation expense	—	—	—	—	413,776	—	—	—	413,776	385,923	799,699	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(3,881,184)	—	(3,881,184)	—	(3,881,184)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(546,092)	(546,092)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	719,064	719,064	87,703	806,767	—	—
Foreign currency forward contract loss	—	—	—	—	—	—	—	(535,452)	(535,452)	(65,191)	(600,643)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	872,123	872,123	105,946	978,069	—	—
Balance as of June 30, 2021	76,516,281	$76,517	7,978,951	$7,979	$724,292,971	$(185,799,706)	$(159,234,728)	$(1,882,006)	$377,461,027	$67,451,875	$444,912,902	$196,356,107	$64,028,104

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2021	76,516,281	$76,517	7,978,951	$7,979	$724,292,971	$(185,799,706)	$(159,234,728)	$(1,882,006)	$377,461,027	$67,451,875	$444,912,902	$196,356,107	$64,028,104
Changes to redeemable common stock	-	-	-	-	(5,388,138)	-	-	-	(5,388,138)	-	(5,388,138)	-	5,388,138
Redemptions of common stock	(127,686)	(128)	(1,722)	(2)	-	-	-	-	(130)	-	(130)	-	(1,731,639)
Distributions	-	-	-	-	-	(12,491,304)	-	-	(12,491,304)	-	(12,491,304)	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,722,832)	(1,722,832)	-	-
Issuance of shares for distribution reinvestment plan	468,277	468	49,930	50	5,387,620	-	-	-	5,388,138	-	5,388,138	-	-
Equity based compensation expense	-	-	-	-	293,210	-	-	-	293,210	501,255	794,465	-	-
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	-	-	-	-	-	-	(2,211,121)	-	(2,211,121)	-	(2,211,121)	-	-
Net income attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	119,678	119,678	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,244,164)	(1,244,164)	(151,076)	(1,395,240)	-	-
Foreign currency forward contract gain	-	-	-	-	-	-	-	1,013,913	1,013,913	122,990	1,136,903	-	-
Interest rate swap and cap contract gain	-	-	-	-	-	-	-	922,728	922,728	112,085	1,034,813	-	-
Balance as of September 30, 2021	76,856,872	$76,857	8,027,159	$8,027	$724,585,663	$(198,291,010)	$(161,445,849)	$(1,189,529)	$363,744,159	$66,433,975	$430,178,134	$196,356,107	$67,684,603

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675
Offering costs	—	—	—	—	(53,949)	—	—	—	(53,949)	—	(53,949)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,098)	(8)	—	—	(74,487)	—	—	—	(74,495)	—	(74,495)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	15,513,821	15,513,821	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1,000	1,000	—	—
Changes to redeemable common stock	—	—	—	—	(5,243,398)	—	—	—	(5,243,398)	—	(5,243,398)	—	5,243,398
Redemptions of common stock	(106,502)	(107)	(4,696)	(5)	—	—	—	—	(112)	—	(112)	—	—
Issuance of restricted stock	45,170	45	—	—	—	—	—	—	45	—	45	—	—
Distributions	-	—	—	—	—	(12,427,305)	—	—	(12,427,305)	—	(12,427,305)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,679,314)	(1,679,314)	—	—
Issuance of shares for distribution reinvestment plan	313,658	314	34,048	34	5,243,050	—	—	—	5,243,398	—	5,243,398	—	—
Equity based compensation expense	—	—	—	—	403,252	—	—	—	403,252	768,685	1,171,937	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(216,555)	—	(216,555)	—	(216,555)	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	403,822	403,822	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	836,775	836,775	101,187	937,962	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(744,417)	(744,417)	(90,019)	(834,436)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	451,872	451,872	54,643	506,515	—	—
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073
Offering costs	—	—	—	—	(391,200)	—	—	—	(391,200)	—	(391,200)	—	—
Issuance of common stock in connection with the SSGT II Merger	11,542,062	11,542	—	—	168,778,332	—	—	—	168,789,874	—	168,789,874	—	—
Issuance of OP Units in connection with SSGT II Merger	—	—	—	—	—	—	—	—	—	1,703	1,703	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(812)	(1)	—	—	(11,865)	—	—	—	(11,866)	—	(11,866)	—	—
Issuance of restricted stock	13,840	14	—	—	—	—	—	—	14	—	14	—	—
Distributions	—	—	—	—	—	(13,359,132)	—	—	(13,359,132)	—	(13,359,132)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,954,121)	(1,954,121)	—	—
Equity based compensation expense	—	—	—	—	324,301	—	—	—	324,301	621,016	945,317	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	9,138,542	—	9,138,542	—	9,138,542	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	1,758,141	1,758,141	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,587,642)	(1,587,642)	(204,897)	(1,792,539)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,339,769	1,339,769	172,908	1,512,677	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	1,245,122	1,245,122	160,694	1,405,816	—	—
Balance as of June 30, 2022	88,857,061	$88,857	8,085,550	$8,085	$893,713,908	$(236,750,901)	$(161,924,488)	$1,261,504	$496,396,965	$80,272,586	$576,669,551	$196,356,107	$76,578,073

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2022	88,857,061	$88,857	8,085,550	$8,085	$893,713,908	$(236,750,901)	$(161,924,488)	$1,261,504	$496,396,965	$80,272,586	$576,669,551	$196,356,107	$76,578,073
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	16,000,625	16,000,625	—	—
Distributions	—	—	—	—	—	(14,738,194)	—	—	(14,738,194)		(14,738,194)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,989,782)	(1,989,782)	—	—
Equity based compensation expense	—	—	—	—	285,021	—	—	—	285,021	640,599	925,620	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(1,270,207)	—	(1,270,207)	—	(1,270,207)	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	366,047	366,047	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,383,637)	(3,383,637)	(423,338)	(3,806,975)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	3,087,915	3,087,915	386,339	3,474,254	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	2,533,416	2,533,416	316,963	2,850,379	—	—
Balance as of September 30, 2022	88,857,061	$88,857	8,085,550	$8,085	$893,998,929	$(251,489,095)	$(163,194,695)	$3,499,198	$482,911,279	$95,570,039	$578,481,318	$196,356,107	$76,578,073
See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,529,105	$(12,555,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,377,799	38,659,029
Change in deferred tax liability	(883,646)	(2,220,688)
Accretion of fair market value adjustment of secured debt	(38,968)	(92,344)
Amortization of debt issuance costs	1,920,545	1,668,502
Equity based compensation expense	3,042,874	2,085,194
Contingent earnout adjustment	1,514,447	3,219,744
Equity in loss of unconsolidated entities	1,259,074	724,306
Unrealized foreign currency and derivative gain	(1,058,890)	(367,811)
Net loss on extinguishment of debt	2,393,475	2,444,788
Gain on equity interests upon acquisition	(16,101,237)	—
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	8,389,573
Gain on deconsolidation of SST VI OP	—	(169,533)
Gain on sale of real estate	—	(178,631)
Increase (decrease) in cash from changes in assets and liabilities, net of acquisitions:
Other assets, net	(1,002,166)	569,525
Accounts payable and accrued liabilities	7,444,338	2,559,848
Managed REITs receivables	345,984	(1,268,125)
Due to affiliates	(18,351)	(741,064)
Net cash provided by operating activities	69,774,065	42,727,251
Cash flows from investing activities:
SSGT II Merger, net of cash acquired	(65,540,723)	—
SST IV Merger, net of cash acquired	—	(46,486,510)
Purchase of real estate	(72,512,886)	(47,073,530)
Additions to real estate	(7,603,913)	(7,048,576)
Investments in unconsolidated real estate entities, net	(4,117,116)	(5,228,372)
Investments in Managed REITs	(5,003,000)	—
SST VI Mezzanine Loan funding	(18,200,000)	—
SSGT III Mezzanine Loan repayment	42,000,000	—
SSGT III Mezzanine Loan funding	(42,000,000)	—
Deconsolidation of SST VI OP	—	(3,011,368)
Purchase of other investments	—	(1,967,476)
Deposits on acquisition of real estate	(775,000)	(1,118,818)
Net proceeds from the sale of real estate	228,146	256,237
Settlement of foreign currency hedges designated for hedge accounting	—	(3,190,899)
Redemption of preferred equity investment in SSGT II	—	13,500,000
Net cash used in investing activities	(173,524,492)	(101,369,312)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	150,000,000	271,675,995
Repayment of non-revolver debt	(86,237,235)	(422,190,754)
Scheduled principal payments on non-revolver debt	(1,865,650)	(689,481)
Proceeds from issuance of revolver debt	280,000,000	220,505,250
Repayment of revolver debt	(175,000,000)	(15,000,000)
Debt issuance costs	(2,078,543)	(5,367,981)
Debt defeasance costs	(2,544,346)	(525,417)
Offering costs	(601,346)	(641,374)
Redemption of common stock	(1,763,301)	(2,890,238)
Gross proceeds from issuance of equity in SST VI OP	—	4,015,815
Offering costs related to issuance of equity in SST VI OP	—	(373,067)
Gross proceeds from issuance of equity in other non controlling interests	1,000	—
Distributions paid to preferred stockholders	(9,349,315)	(9,127,250)
Distributions paid to common stockholders	(34,911,540)	(18,996,252)
Distributions paid to noncontrolling interest in our OP	(5,264,528)	(4,542,828)
Net cash provided by financing activities	110,385,196	15,852,418
Impact of foreign exchange rate changes on cash and restricted cash	(1,454,029)	(128,858)
Change in cash, cash equivalents, and restricted cash	5,180,740	(42,918,501)
Cash, cash equivalents, and restricted cash beginning of period	44,686,361	80,657,676
Cash, cash equivalents, and restricted cash end of period	$49,867,101	$37,739,175

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$23,112,227	$23,445,112
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$5,243,398	$14,237,983
Distributions payable	$9,088,802	$8,135,131
Conversion of A-2 Units into A-1 Units	$31,514,447	$11,219,744
Deposits applied to the purchase of real estate	$190,000	$—
Additions to real estate and construction in process included in accounts payable	$28,793	$68,717
Debt assumed in Mergers	$—	$81,165,978
Issuance of common stock and OP Units in connection with the mergers	$168,791,577	$231,412,470
Redemption of common stock included in accounts payable and accrued liabilities	$—	$1,731,639

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of September 30, 2022, we wholly-owned 153 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and the Greater Toronto Area of Ontario, Canada.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT (“SSGT III” and together with SST VI , the "Managed REITs"). We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022, the dates on which we closed on the mergers of SST IV and SSGT II, respectively, as further described below. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of September 30, 2022, 17 operating properties and approximately 12,300 units and 1.4 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

The square footage, unit count, and occupancy percentage data and related disclosures included in these notes to the consolidated financial statements are outside the scope of our independent registered accounting firm’s review.

Completed Transactions

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the "SSGT II Merger").

As a result of the SSGT II Merger, we acquired all of the real estate owned by SSGT II, which as of the SSGT II Merger date consisted of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres") owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property located in Southern California.

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

See Note 3 – Real Estate Facilities, for additional information related to the SSGT II Merger.

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”).

As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in nine states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (collectively the “SST IV JV Properties”). The SST IV JV Properties consisted of three operating self storage properties and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

three parcels of land in various stages of development into self storage facilities as of the merger date, jointly owned with subsidiaries of SmartCentres. As of September 30, 2022 two of the properties had been completed and began operations.

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

On April 19, 2022, we amended the Credit Facility to facilitate the issuance of the 2032 Private Placement Notes, make conforming changes between the Note Purchase agreement and the Credit Facility, and to transition from London Interbank Offer Rate ("LIBOR") to secured overnight financing rate ("SOFR") for floating rate borrowings.

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

In November 2016, we filed with the Securities Exchange Commission ("SEC") a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2022, we had sold approximately 7.2 million Class A Shares and approximately 1.0 million Class T Shares for approximately $77.8 million and $11.1 million, respectively, in our DRP Offering.

On October 19, 2021, our board of directors (the "Board"), upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated net asset value per share of our common stock of $15.08 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2021.

As a result of the calculation of our estimated value per share, beginning in October 2021, shares sold pursuant to our distribution reinvestment plan are being sold at the estimated net asset value per share of $15.08 for both Class A Shares and Class T Shares.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

On March 7, 2022, our board of directors approved the suspension of our distribution reinvestment plan and share redemption program. See Note 11 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Former Dealer Manager”), was responsible for marketing our shares offered pursuant to our Primary Offering. Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”) indirectly owns a 15% non-voting equity interest in our Former Dealer Manager. Now that our Primary Offering has terminated, our Former Dealer Manager no longer provides such services for us. However, through March 31, 2022, we paid our Former Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering. See Note 9 – Related Party Transactions – Former Dealer Manager Agreement.

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

Our Operating Partnership owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of September 30, 2022, we owned approximately 88.5% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 11.5% of the common units are owned by current and former members of our executive management team or indirectly by SAM, its affiliates, and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

We conduct certain activities through SmartStop TRS, Inc. (“SmartStop TRS”), or other taxable REIT subsidiaries (collectively with SmartStop TRS, our "TRS Entities") which are directly or indirectly wholly-owned subsidiaries of our Operating Partnership.

Recent Economic Conditions

Broad economic weakness, inflationary pressures, rising interest rates, geopolitical events, or other economic events could adversely impact our business, financial condition, liquidity and results of operations. However, the extent and duration to which our operations may be impacted is highly uncertain and cannot be predicted.

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

September 30, 2022

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

As of September 30, 2022 and December 31, 2021, we were not a party to any material other contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III, SSGT II (through June 1, 2022) which are consolidated.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Investments in and Advances to Managed REITs

As of September 30, 2022 and December 31, 2021, we owned equity and debt investments with a carrying value of approximately $33.5 million and $11.0 million, respectively, in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. We record the interest on the debt investments on the accrual basis and such income is included in other in our consolidated statements of operations.

Also included in Investments in and advances to Managed REITs as of September 30, 2022 and December 31, 2021 are receivables from the Managed REITs of approximately $1.2 million and $1.4 million, respectively. For additional discussion, see Note 9 – Related Party Transactions.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the fair value determination of contingent liabilities, the evaluation of potential impairment of indefinite and long-lived assets and goodwill, and the estimated useful lives of real estate assets and intangibles.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $10.5 million and $20.8 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2022 and 2021, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2022 and 2021, our property acquisitions, including the SST IV Merger and the SSGT II Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended September 30, 2022 and 2021, we expensed approximately $0.1 million and $0.2 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the nine months ended September 30, 2022 and 2021, we expensed approximately $0.8 million and $0.6 million respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

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

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2022 and 2021, no real property asset impairment losses were recognized.

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 9 – Related Party Transactions), which occurred in 2019. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. As of each year end, we perform an impairment test for goodwill, and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

of goodwill exceeds its fair value, an impairment charge will be recognized. For the three and nine months ended September 30, 2022 and 2021, no goodwill impairment losses were recognized.

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

As of September 30, 2022 and December 31, 2021, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of September 30, 2022 and December 31, 2021, approximately $0.2 million and $0.4 million, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total remaining estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2022, 2023, 2024, and thereafter is approximately $35,000, $140,000, $70,000 and none thereafter, respectively.

We qualitatively evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future. For the three and nine months ended September 30, 2022 and 2021, no trademark impairment losses were recognized.

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

Additionally, we earn ancillary revenue by selling tenant insurance or tenant protection plans to customers at our properties through our Tenant Protection Programs, and to a lesser extent, through the sale of various moving and packing supplies such as locks and boxes. We recognize such revenue in the Ancillary operating revenue line within our consolidated statements of operations as the services are performed and as the goods are delivered.

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

September 30, 2022

(Unaudited)

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2022 and December 31, 2021, approximately $1.0 million and $0.5 million were recorded to allowance for doubtful accounts, respectively, and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $1.2 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, within property operating expenses, and approximately $0.4 million and $0.2 million for the three months ended September 30, 2022, and 2021, respectively, within general and administrative. The Company incurred advertising costs of approximately $3.3 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively, within property operating expenses, and approximately $0.8 million and $0.6 million for the nine months ended September 30, 2022, and 2021, respectively, within general and administrative.

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

September 30, 2022

(Unaudited)

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives, generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2022 the gross amount allocated to in-place lease intangibles was approximately $67.9 million and accumulated amortization of in-place lease intangibles totaled approximately $58.5 million. As of December 31, 2021, the gross amounts allocated to in-place lease intangibles were approximately $68.6 million and accumulated amortization of in-place lease intangibles totaled approximately $56.8 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2022, 2023, 2024, 2025, 2026 and thereafter is approximately $1.9 million, $6.4 million, $0.1 million, $0.1 million, $0.1 million, and $0.8 million, respectively.

As of September 30, 2022, the gross amount of the intangible assets related to management contracts and one purchase and sale contract, which is not amortized, for a self storage property was approximately $9.9 million and accumulated amortization of those intangibles totaled approximately $1.8 million. As of December 31, 2021, the gross amount of the intangible assets related to management contracts was approximately $6.8 million and accumulated amortization of those intangibles totaled approximately $4.3 million. In connection with the SSGT II Merger, we wrote-off the carrying value of the intangible assets related to the SSGT II property management and advisory agreements. See Note 9 – Related Party Transactions for additional information.

The total estimated future amortization expense related to the management contract intangible asset for the years ending December 31, 2022, 2023, 2024, and thereafter is approximately $14,000, $55,000, $54,000, and none thereafter, respectively.

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

As of September 30, 2022 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.0 million. As of December 31, 2021, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.8 million.

As of September 30, 2022, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.9 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.2 million. As of December 31, 2021, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $1.9 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Organizational and Offering Costs

Through March 31, 2022, we paid our Former Dealer Manager an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. In accordance with the selling agreements we entered into with respect to the sale of Class T Shares, we ceased paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering on the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated (March 31, 2022). Our Former Dealer Manager entered into participating dealer agreements with certain other broker dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. We recorded a liability within due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T Shares as an offering cost.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $8.7 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively, and represented a loss of approximately $11.1 million and $3.9 million for the nine months ended September 30, 2022 and 2021, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

On March 7, 2022, our board of directors approved the complete suspension of the SRP. See Note 11 – Commitments and Contingencies for additional information.

For the year ended December 31, 2021, we received redemption requests totaling approximately $5.6 million (approximately 0.4 million shares), approximately $3.9 million of which were fulfilled during the year ended December 31, 2021, with the remaining approximately $1.7 million included in accounts payable and accrued liabilities as of December 31, 2021 and fulfilled in January 2022.

For the nine months ended September 30, 2022, we received redemption requests totaling approximately $2.1 million (approximately 0.1 million shares). Due to the complete suspension of our SRP we were unable to honor redemption requests made during the nine months ended September 30, 2022.

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

For the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and 2021, the Company made matching contributions to such plan of approximately $0.1 million and $0.1 million, and $0.4 million and $0.2 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

September 30, 2022

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

The table below summarizes our fixed rate notes payable at September 30, 2022 and December 31, 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$407,500,000	$443,315,747	$353,600,000	$340,967,113

During the nine months ended September 30, 2022 and 2021, we held interest rate swaps, interest rate caps, and net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2022, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. As of September 30, 2022, the net deferred tax liability of approximately $6.3 million was comprised of a deferred tax liability of approximately $0.1 million related to our intangible assets acquired in the Self Administration Transaction, and a net deferred tax liability of approximately $6.2 million recorded at certain of our Canadian entities’

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

properties. The $6.2 million net deferred tax liability is comprised of a gross deferred tax liability of approximately $10.0 million, net of a gross deferred tax asset of approximately $3.7 million.

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

The income tax impact for the three months ended September 30, 2022 and 2021 includes a deferred tax benefit of approximately $0.1 million and $0.3 million, respectively, and a current tax expense of approximately $0.2 million and $15,000, respectively. The effective income tax rate for the three months ended September 30, 2022 and 2021 was approximately 4.35% and (35.3)%, respectively, with the three months ended September 30, 2021 being significantly impacted by the adjustments to deferred tax liabilities.

The income tax impact for the nine months ended September 30, 2022 and 2021 includes a deferred tax benefit of approximately $0.9 million and $2.2 million, respectively, and a current tax expense of approximately $0.5 million and $0.1 million, respectively. The effective income tax rate for the nine months ended September 30, 2022 and 2021 was approximately (2.1)% and 14.2%, respectively, with both the nine months ended September 30, 2022 and 2021 being significantly impacted by the adjustments to deferred tax liabilities.

Income tax expense was previously included in Other, net within our consolidated statements of operations, but has been reclassified to Income tax (expense) benefit within the current consolidated statements of operations included herein.

At September 30, 2022 and December 31, 2021, there were approximately $4.2 million and $5.1- million, respectively, of deferred tax assets from the carry forward of non-capital losses at certain of our Canadian properties for Canadian income tax purposes which we have recorded a full valuation allowance against.

As of September 30, 2022 and December 31, 2021, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. As of September 30, 2022, the tax years 2017-2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of September 2022, approximately 22.0%, 20.0%, and 10.4% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. For the month of September 2021, approximately 21.5%, 21.0%, and 11.6% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

September 30, 2022

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$2,246,524	$1,059,242	$19,529,105	$(12,555,062)
Net (income) loss attributable to noncontrolling interests	(366,047)	(119,678)	(2,528,010)	1,903,408
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	1,880,477	939,564	17,001,095	(10,651,654)
Less: Distributions to preferred stockholders	(3,150,684)	(3,150,685)	(9,349,315)	(9,349,315)
Less: Distributions to participating securities	(72,260)	(62,033)	(213,535)	(184,076)
Net income (loss) attributable to common stockholders - basic:	(1,342,467)	(2,273,154)	7,438,245	(20,185,045)
Net income (loss) attributable to common stockholders - diluted:	$(1,342,467)	$(2,273,154)	$7,438,245	$(20,185,045)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	96,786,669	84,411,030	90,305,337	77,638,805
Unvested LTIP Units	—	—	—	—
Unvested restricted stock awards	—	—	120,328	—
Average number of common shares outstanding - diluted	96,786,669	84,411,030	90,425,665	77,638,805
Earnings per common share:
Basic	$(0.01)	$(0.03)	$0.08	$(0.26)
Diluted	$(0.01)	$(0.03)	$0.08	$(0.26)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726	18,761,726	18,761,726
Class A and Class A-1 OP Units	12,131,585	10,270,455	11,354,513	9,933,505
Unvested LTIP Units	425,126	181,963	370,318	122,417
Unvested restricted stock awards	89,190	63,685	—	93,329
	31,407,627	29,277,829	30,486,557	28,910,977

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2022:

Real estate facilities
Balance at December 31, 2021	$1,593,623,628
Facilities acquired through merger with SSGT II	228,359,718
Other facility acquisitions	69,981,850
Impact of foreign exchange rate changes	(15,693,784)
Improvements and additions	5,074,642
Balance at September 30, 2022	$1,881,346,054
Accumulated depreciation
Balance at December 31, 2021	$(155,926,875)
Depreciation expense	(35,420,113)
Impact of foreign exchange rate changes	1,998,533
Balance at September 30, 2022	$(189,348,455)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

As a result of the SSGT II Merger, we acquired all of the real estate owned by SSGT II, which as of the SSGT II Merger date consisted of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property located in Southern California.

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

We issued approximately 11.5 million Class A Shares to the former SSGT II stockholders in connection with the SSGT II Merger. The estimated fair value of our common stock issued was determined by third party valuation specialists primarily based on an income approach to value our properties as well as our Managed REIT Platform, adjusted for market related adjustments and illiquidity discounts, less the estimated fair value of our debt and other liabilities.

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

September 30, 2022

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

September 30, 2022

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

On May 10, 2022, we purchased a self storage facility located in Sacramento, California (the “Sacramento II Property”). The purchase price for the Sacramento II Property was approximately $25.4 million, plus closing costs. Upon acquisition, the property was approximately 90.3% occupied. The acquisition was funded with proceeds from the KeyBank Credit Facility Revolver.

On May 17, 2022, we purchased a self storage facility located in St. Johns, Florida (the “St. Johns Property”). The purchase price for the St. Johns Property was approximately $16.3 million, plus closing costs. Upon acquisition, the property was approximately 94.6% occupied. The acquisition was funded with proceeds from the KeyBank Credit Facility Revolver.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

On June 28, 2022, we purchased a self storage facility located in Aurora, Colorado (the “Aurora Property”). The purchase price for the Aurora Property was approximately $12.0 million, plus closing costs. Upon acquisition, the property was approximately 82.2% occupied. The acquisition was funded with proceeds from the KeyBank Credit Facility Revolver.

The following table summarizes the purchase price allocation for the real estate related assets acquired during the nine months ended September 30, 2022:

Acquisition	Acquisition Date	Real Estate Assets	Intangibles		Total(1)	2022 Revenue(2)	2022 Net Operating Income(2)(3)
Algonquin, IL	2/8/2022	$18,156,701	$849,414		$19,006,115	$887,569	$534,225
Sacramento II, CA	5/10/2022	24,625,559	754,564		25,380,123	549,346	308,389
St Johns, FL	5/17/2022	15,531,636	773,279		16,304,915	398,006	281,476
SSGT II (4)	6/1/2022	228,359,718	7,732,962	(5)	236,092,680	4,928,141	3,431,971
Aurora III, CO	6/28/2022	11,667,954	343,779		12,011,733	208,021	98,756
		$298,341,568	$10,453,998		$308,795,566	$6,971,083	$4,654,817

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
(4)
This acquisition consisted of ten properties, three in Florida, one in Wisconsin, two in Washington, one in Texas, one in California, one in Arizona, and one in Nevada. Other assets and liabilities were also acquired in this acquisition, which are not described immediately above; refer to the disclosure within this footnote to the financial statements further above for additional information.
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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Potential Acquisitions

Subsequent to September 30, 2022, we, through our wholly-owned subsidiaries were party to purchase and sale agreements with unaffiliated third parties for the acquisition of self storage facilities. The total purchase price for these properties was approximately $82.1 million, plus closing costs. There can be no assurance that we will complete these acquisitions. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may assign some of the above purchase and sale agreements to our Managed REITs.
Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, five of which were operating properties and one of which was under development as of September 30, 2022. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, one of which was an operating property and two of which were under development as of September 30, 2022. These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments, and is recorded in other income (expense) in the accompanying consolidated statement of operations. For the three months ended September 30, 2022 and 2021 respectively, we recorded net aggregate loss of approximately $0.2 million and $0.1 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada. For the nine months ended September 30, 2022 and 2021 respectively, we recorded net aggregate loss of approximately $0.6 million and $0.3 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

On May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we intend to develop into a self storage facility in the future. Our 50% of the total purchase price for the Regent Property was approximately $3.5 million CAD, plus closing costs.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the "JV Properties"):

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of September 30, 2022	Carrying Value of Investment as of December 31, 2021
Dupont (1)	October 2019	$4,252,196	$-
East York (2)	June 2020	5,960,175	6,393,576
Brampton (2)	November 2020	2,150,445	2,354,346
Vaughan (2)	January 2021	2,618,769	2,871,265
Oshawa (2)	August 2021	1,524,294	1,801,413
Scarborough (2)	November 2021	2,358,365	2,862,677
Aurora (1)	Under Development	2,224,813	-
Markham (1)	Under Development	937,728	-
Kingspoint (2)	Under Development	2,970,186	2,660,007
Regent (3)	Under Development	2,771,889	-
		$27,768,860	$18,943,284

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

September 30, 2022

(Unaudited)

Financing Agreement

We, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships, also became party to a master mortgage commitment agreement (the “MMCA I”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Loan I”). The SmartCentres Lender is an affiliate of SmartCentres.

On August 18, 2021, the Kingspoint property was added to the MMCA I, increasing the available capacity. The SmartCentres Loan I includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately CAD $120 million subject to certain conditions set forth in the MMCA I.

On June 1, 2022, in connection with the SSGT II Merger, we assumed another loan with the SmartCentres Lender. SSGT II had previously entered into a master mortgage commitment agreement on April 30, 2021, which was subsequently modified on October 22, 2021 (the "MMCA II"), with the SmartCentres Lender in the amount of up to approximately $34.3 million CAD (the “SmartCentres Loan II”) (collectively with SmartCentres Loan I, the "SmartCentres Financings"). The borrowers under the SmartCentres Loan II are the joint venture entities in which we (SSGT II prior to June 1, 2022), and SmartCentres each hold a 50% limited partnership interest with respect to the Dupont and Aurora joint venture properties. In connection with the SmartCentres Loan II assumption, we became a recourse guarantor for 50% of the SmartCentres Loan.

On September 13, 2022, the Markham property was added to the MMCA II, increasing the available capacity. The SmartCentres Loan II includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately CAD $120 million subject to certain conditions set forth in the MMCA II.

As of September 30, 2022 and December 31, 2021, approximately CAD $111.5 million and CAD $67.2 million, respectively, was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings will generally be used to finance the acquisition, development, and construction of the JV Properties.

The SmartCentres Financings are secured by first mortgages on each of the JV Properties, excluding the Regent Property. Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of September 30, 2022, the total interest rate was approximately 5.9%.

The SmartCentres Financings, as amended, have a maturity date of May 11, 2024, and each contain two one year extension options. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA I and MMCA II), the SmartCentres Financings provide for the commencement of quarterly payments of interest. As of September 30, 2022, Dupont, East York, Brampton, and Vaughan were generating sufficient net cash flow and therefore were required to and were making such interest payments. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 5. Debt

Our debt is summarized as follows:

Loan	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$93,211,876	$94,459,583	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	51,752,138	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	-	45,758,741
CMBS Loan(4)	104,000,000	104,000,000	5.00%	2/1/2029
SST IV CMBS Loan(6)	40,500,000	40,500,000	3.56%	2/1/2030
SST IV TCF Loan(6)(7)	-	40,782,500
Credit Facility Term Loan - USD (6)	250,000,000	250,000,000	4.58%	3/17/2026
Credit Facility Revolver - USD (6)	338,201,288	233,201,288	4.63%	3/17/2024
2032 Private Placement Notes (6)	150,000,000	-	4.53%	4/19/2032
Oakville III BMO Loan (5)(6)	11,825,125	12,795,250	6.01%	5/16/2024
Ladera Office Loan	3,948,110	4,014,185	4.29%	11/1/2026
Premium (discount) on secured debt, net	(96,377)	234,604
Debt issuance costs, net	(4,743,682)	(3,879,296)
Total debt	$1,038,598,478	$873,866,855

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
(3)
This fixed rate loan previously encumbered 11 properties (Asheville I, Arden, Asheville II, Hendersonville I, Asheville III, Asheville IV, Asheville V, Asheville VI, Asheville VII, Asheville VIII, and Hendersonville II) with monthly interest only payments until September 2019, at which time both interest and principal payments became due monthly. This loan was fully defeased on May 19, 2022 for approximately $47.9 million, inclusive of loan defeasance costs. In connection with this loan defeasance, we recorded a net loss on extinguishment of debt of approximately $2.4 million.
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
(7)
This loan was fully paid off on April 28, 2022 in the amount of $40.8 million. There were no prepayment penalties for this pay off.

The weighted average interest rate on our consolidated debt as of September 30, 2022 was approximately 4.55%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of September 30, 2022, we were in compliance with all such covenants.

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

September 30, 2022

(Unaudited)

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

September 30, 2022

(Unaudited)

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

As of September 30, 2022, advances under the Credit Facility Term Loan incurred interest at 160 basis points over Daily Simple SOFR (as defined in the Credit Facility Amendment) or 30-day Canadian dollar offered rate ("CDOR"), while advances under the Credit Facility Revolver bear interest at 165 basis points over Daily Simple SOFR or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

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

Subsequently, the borrowing base was expanded to include the two properties acquired in May 2022, the 10 wholly-owned operating properties acquired in the SSGT II Merger, the 11 properties previously encumbered by the Midland North Carolina CMBS Loan, and the five properties previously encumbered by the TIV TCF Loan, such that as of September 30, 2022, 99 of our wholly owned properties were encumbered by the Credit Facility.

As of September 30, 2022, the Borrower had borrowed approximately $338.2 million of the $450 million current capacity of the Credit Facility Revolver and all $250 million of the $250 million current capacity of the Credit Facility Term Loan.

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

September 30, 2022

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

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2022:

2022	$646,985
2023	2,639,402
2024	352,761,308
2025	2,869,187
2026	341,916,098
2027 and thereafter	342,605,557
Total payments	1,043,438,537
Discount on secured debt	(96,377)
Debt issuance costs, net	(4,743,682)
Total	$1,038,598,478

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

September 30, 2022

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

As of September 30, 2022, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions. As of December 31, 2021, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

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

September 30, 2022

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

The following table summarizes the terms of our derivative financial instruments as of September 30, 2022:

	Notional Amount		Strike	Effective Date	Maturity Date
Interest Rate Derivative:
SOFR Cap	$125,000,000		1.75%	June 1, 2022	June 30, 2023
SOFR Cap	125,000,000		2.00%	June 1, 2022	June 28, 2024
Foreign Currency Forward:
Denominated in CAD	$125,925,000	(1)	1.2593	April 12, 2021	April 12, 2023
Denominated in CAD	126,165,000	(1)	1.2617	April 12, 2022	October 12, 2022 (2)

(1)
Notional amounts shown are denominated in CAD.
(2)
On October 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately $8.7 million, and simultaneously entered into a new CAD $137.7 million currency forward with a settlement date of October 12, 2023.

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

A portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss), the other portion, a gain of approximately $9.5 million and $3.1 million related to the portion that is not designated for hedge accounting, was recorded in other income (expense) within our consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively, and a gain of approximately $11.8 million and $3.8 million was recorded for the nine months ended September 30, 2022 and 2021, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2022	December 31, 2021
Interest Rate Derivatives
Accounts payable and accrued liabilities	$—	$490,341
Other assets	6,921,896	—
Foreign Currency Hedges
Other assets	$17,045,378	$4,261,100

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended September 30, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$51,022,976	$—	$—	$51,022,976
Ancillary operating revenue	2,209,695	—	—	2,209,695
Managed REIT Platform revenue	—	2,055,224	—	2,055,224
Reimbursable costs from Managed REITs	—	1,165,994	—	1,165,994
Total revenues	53,232,671	3,221,218	—	56,453,889
Operating expenses:
Property operating expenses	15,984,019	—	—	15,984,019
Managed REIT Platform expense	—	725,599	—	725,599
Reimbursable costs from Managed REITs	—	1,165,994	—	1,165,994
General and administrative	—	—	7,330,245	7,330,245
Depreciation	12,965,473	—	255,443	13,220,916
Intangible amortization expense	4,801,004	48,930	—	4,849,934
Acquisition expenses	77,813	—	—	77,813
Contingent earnout expense	—	200,626	—	200,626
Total operating expenses	33,828,309	2,141,149	7,585,688	43,555,146
Gain on equity interests upon acquisition	—	—	—	—
Income (loss) from operations	19,404,362	1,080,069	(7,585,688)	12,898,743
Other income (expense):
Interest expense	(11,709,293)	—	(43,363)	(11,752,656)
Other, net	645,520	104,123	453,027	1,202,670
Income tax (expense) benefit	70,245	(92,725)	(79,753)	(102,233)
Net income (loss)	$8,410,834	$1,091,467	$(7,255,777)	$2,246,524

	Nine Months Ended September 30, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$140,551,208	$—	$—	$140,551,208
Ancillary operating revenue	6,282,850	—	—	6,282,850
Managed REIT Platform revenue	—	5,877,454	—	5,877,454
Reimbursable costs from Managed REITs	—	3,514,486	—	3,514,486
Total revenues	146,834,058	9,391,940	—	156,225,998
Operating expenses:
Property operating expenses	42,726,575	—	—	42,726,575
Managed REIT Platform expense	—	1,732,710	—	1,732,710
Reimbursable costs from Managed REITs	—	3,514,486	—	3,514,486
General and administrative	—	—	21,114,475	21,114,475
Depreciation	35,498,513	—	656,495	36,155,008
Intangible amortization expense	12,799,016	423,775	—	13,222,791
Acquisition expenses	780,684	—	—	780,684
Contingent earnout expense	—	1,514,447	—	1,514,447
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	91,804,788	9,235,100	21,770,970	122,810,858
Gain on equity interests upon acquisition	—	16,101,237	—	16,101,237
Income (loss) from operations	55,029,270	16,258,077	(21,770,970)	49,516,377
Other income (expense):
Interest expense	(28,051,635)	—	(129,391)	(28,181,026)
Net loss on extinguishment of debt	(2,393,475)	—	—	(2,393,475)
Other, net	394,535	(78,161)	(131,387)	184,987
Income tax (expense) benefit	(13,131)	606,719	(191,346)	402,242
Net income (loss)	$24,965,564	$16,786,635	$(22,223,094)	$19,529,105

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

	Three Months Ended September 30, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$40,695,622	$—	$—	$40,695,622
Ancillary operating revenue	2,007,411	—	—	2,007,411
Managed REIT Platform revenue	—	1,263,029	—	1,263,029
Reimbursable costs from Managed REITs	—	972,551	—	972,551
Total revenues	42,703,033	2,235,580	—	44,938,613
Operating expenses:
Property operating expenses	12,593,191	—	—	12,593,191
Managed REIT Platform expense	—	587,704	—	587,704
Reimbursable costs from Managed REITs	—	972,551	—	972,551
General and administrative	—	—	5,232,950	5,232,950
Depreciation	10,561,402	—	186,935	10,748,337
Intangible amortization expense	3,495,615	215,121	—	3,710,736
Acquisition expenses	211,985	—	—	211,985
Contingent earnout adjustment	—	700,000	—	700,000
Total operating expenses	26,862,193	2,475,376	5,419,885	34,757,454
Income (loss) from operations	15,840,840	(239,796)	(5,419,885)	10,181,159
Other income (expense):
Interest expense	(8,229,389)	—	(58,826)	(8,288,215)
Other, net	(775,326)	(49,034)	(285,934)	(1,110,294)
Income tax (expense) benefit	238,898	37,694	—	276,592
Net income (loss)	$7,075,023	$(251,136)	$(5,764,645)	$1,059,242

	Nine Months Ended September 30, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$108,303,763	$—	$—	$108,303,763
Ancillary operating revenue	5,591,882	—	—	5,591,882
Managed REIT Platform revenue	—	4,609,060	—	4,609,060
Reimbursable costs from Managed REITs	—	3,250,213	—	3,250,213
Total revenues	113,895,645	7,859,273	—	121,754,918
Operating expenses:
Property operating expenses	35,416,441	—	—	35,416,441
Managed REIT Platform expense	—	1,223,736	—	1,223,736
Reimbursable costs from Managed REITs	—	3,250,213	—	3,250,213
General and administrative	—	—	16,797,252	16,797,252
Depreciation	29,483,726	—	551,339	30,035,065
Intangible amortization expense	7,550,981	1,072,983	—	8,623,964
Acquisition expenses	548,083	—	—	548,083
Contingent earnout adjustment	—	3,219,744	—	3,219,744
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	72,999,231	17,156,249	17,348,591	107,504,071
Gain on sale of real estate	178,631	—	—	178,631
Income (loss) from operations	41,075,045	(9,296,976)	(17,348,591)	14,429,478
Other income (expense):
Interest expense	(25,188,429)	—	(132,206)	(25,320,635)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Other, net	(281,435)	(148,969)	(870,001)	(1,300,405)
Income tax (expense) benefit	170,556	1,910,732	—	2,081,288
Net income (loss)	$13,330,949	$(7,535,213)	$(18,350,798)	$(12,555,062)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table summarizes our total assets by segment:

Segments	September 30, 2022	December 31, 2021
Self Storage(1)	$1,827,884,211	$1,546,835,094
Managed REIT Platform(2)	39,983,877	21,707,326
Corporate and Other	67,901,552	49,750,356
Total assets(3)	$1,935,769,640	$1,618,292,776

(1)
Included in the assets of the Self Storage segment as of September 30, 2022 and December 31, 2021 was approximately $52.2 million and $49.8 million of goodwill, respectively. Additionally, as of September 30, 2022 and December 31, 2021, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed REIT Platform segment as of September 30, 2022 and December 31, 2021 is approximately $1.4 million and $3.9 million of goodwill, respectively. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3)
Other than our investments in and advances to Managed REITs, substantially all of our investments in real estate facilities and intangible assets made during the year and quarter ended December 31, 2021 and September 30, 2022, respectively, were associated with our self storage platform.

Note 9. Related Party Transactions

Self Administration Transaction

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

Our Chief Executive Officer, who is also the Chairman of our board of directors, holds ownership interests in and is an officer of SAM, and other affiliated entities. Our Chief Executive Officer also indirectly holds an ownership interest in our Former Dealer Manager. Previously, certain of our executive officers and another member of our board of directors held ownership interests in and/or were officers of SAM, and other affiliated entities. Accordingly, any agreements or transactions we have entered into with such entities may present a conflict of interest. None of SAM and its affiliates or our directors or executive officers receive any compensation, fees or reimbursements from our Managed REITs, other than with respect to fees and reimbursements in accordance with the Administrative Services Agreement and the transfer agent agreement, or as otherwise described in this section.

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

September 30, 2022

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2021 and the nine months ended September 30, 2022, as well as any related amounts payable as of December 31, 2021 and September 30, 2022:

	Year Ended December 31, 2021			Nine Months Ended September 30, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$967,341	$916,349	$86,992	$920,483	$938,724	$68,751
Additional paid-in capital
Transfer Agent fees	150,000	150,000	—	100,000	100,000	—
Stockholder servicing fee(1)	161,545	636,654	156,320	53,660	209,980	—
Stockholder servicing fee - SST IV(2)	1,155,887	814,908	340,979	—	—	340,979
Total	$2,434,773	$2,517,911	$584,291	$1,074,143	$1,248,704	$409,730

(1)
We paid our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. The amount incurred during the year ended December 31, 2021 and the nine months ended September 30, 2022 represent

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

adjustments to the estimated stockholder servicing fee recorded at the time of the sale of the Class T Shares, based on the cessation date of such stockholder servicing fee of March 31, 2022.
(2)
Represents the stockholder servicing fee liability assumed in the SST IV Merger.

Acquisition of Self Storage Platform from SAM and Other Transactions

As a result of the Self Administration Transaction, we acquired the self storage sponsorship platform of SAM. Accordingly, the advisor and property manager entities of SST IV and SSGT II became our indirect subsidiaries, and we became entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory and property management agreements as described below. In addition, we also own the advisor and property manager entities of SST VI and SSGT III and are entitled to receive various fees and expense reimbursements under the terms of the SST VI and SSGT III advisory and property management agreements as described below.

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

September 30, 2022

(Unaudited)

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

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SSGT II Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, as noted above, we adjusted the corresponding value of our related deferred tax liability by approximately $0.3 million on June 1, 2022, and recorded such adjustment to the income tax (expense) benefit line-item in our consolidated statements of operations.

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

On March 1, 2022, Pacific Oak Holding Group, LLC, became a 10% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering. On October 25, 2022, we, through one of our subsidiaries also agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class W shares sold in their public offering.

Additionally, in connection with the commencement of SST VI's public offering, the SST VI Advisor agreed that it will fund on behalf of SST VI, an amount equal to 1% of the gross offering proceeds from the sale of Class W shares sold in their

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

initial public offering, which amount shall be used by SST VI towards the payment of its offering expenses. Through September 30, 2022, the SST VI Advisor had incurred such reimbursable costs in the amount of approximately $15,000.

SSGT III Advisory Agreement

The SSGT III Advisor provides acquisition and advisory services to SSGT III pursuant to an advisory agreement (the “SSGT III Advisory Agreement”). In connection with the SSGT III private placement offering, which became effective on May 18, 2022, SSGT III is required to reimburse the SSGT III Advisor for organization and offering costs from the SSGT III private offering pursuant to the SSGT III Advisory Agreement.

Pursuant to the SSGT III Advisory Agreement, the SSGT III Advisor will receive acquisition fees equal to 1.00% of the contract purchase price of each property SSGT III acquires plus reimbursement of acquisition expenses that SSGT III Advisor incurs, provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the Advisor receives the Acquisition Fee. The SSGT III Advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SSGT III’s aggregate asset value, as defined. The SSGT III Advisor is also entitled to receive a disposition fee equal to 1.5% of the contract sale price for any properties sold inclusive of any real estate commissions paid to third party real estate brokers. Through a separate agreement, Pacific Oak Holding Group, LLC, the parent company of Pacific Oak Capital Markets, LLC, the dealer manager for the SSGT III private offering, is entitled to receive 10% of the acquisition fees, asset management fees and disposition fees SSGT III Advisor earns pursuant to the SSGT III Advisory Agreement.

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

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SST IV and SSGT II property management contracts and their carrying values for tax purposes. As we reduced the GAAP carrying value of such intangible assets, we adjusted the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

value of our deferred tax liability on a pro-rata basis, reducing the deferred tax liability by approximately $0.5 million during the three months ended March 31, 2021 related to the SST IV Merger and $0.2 million during the three months ended June 30, 2022 related to the SSGT II Merger, and recorded such adjustments as within the income tax (expense) benefit line-item in our consolidated statement of operations.

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Managed REIT Platform Revenues	2022	2021	2022	2021
Asset Management:
SST IV(1)	$—	$—	$—	$716,278
SSGT II(2)	—	462,178	798,395	1,383,298
SST VI	401,078	59,290	875,618	87,335
SSGT III	50,142	—	50,142	—
	451,220	521,468	1,724,155	2,186,911
Property Management:
SST IV(1)	—	—	—	346,179
SSGT II(2)	—	202,523	407,706	499,085
SST VI	157,282	30,515	359,989	46,908
SSGT III	17,952	—	17,952	—
	175,234	233,038	785,647	892,172
Tenant Protection Program:
SST IV(1)	—	—	—	285,959
SSGT II(2)	—	158,798	250,156	425,009
SST VI	121,807	56,259	267,560	88,496
SSGT III	3,622	—	3,622	—
	125,429	215,057	521,338	799,464
Acquisition Fees:
SST VI	519,755	135,000	1,581,280	211,903
SSGT III	456,000	—	456,000	—
	975,755	135,000	2,037,280	211,903
Other Managed REIT revenue(3)	327,586	158,466	809,034	518,610
Total Managed REIT Platform Revenue	$2,055,224	$1,263,029	$5,877,454	$4,609,060

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

We may offer tenant insurance or tenant protection programs to customers at our Managed REITs' properties pursuant to which we, as the property manager and majority shareholder of the Tenant Protection Program joint ventures, are entitled to substantially all of the net revenue attributable to the sale of such tenant programs.

In order to protect our interest in receiving these revenues in light of the fact that the Managed REITs control the properties, we and the Managed REITs transferred our respective rights in such arrangements to a joint venture entity owned 99.9% by us through a TRS subsidiary and 0.1% by the Managed REIT. Under the terms of the operating agreements of the joint venture entities, we receive 99.9% of the net revenues generated from such Tenant Protection Programs and the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Managed REIT receives the other 0.1% of such net revenues. Subsequent to the SST IV Merger and the SSGT II Merger, the SST IV and SSGT II Tenant Protection Programs joint ventures are wholly owned by us and such revenue is generated at our now wholly-owned self storage properties and is recorded within ancillary operating revenue in our consolidated statements of operations.

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

As of September 30, 2022 and December 31, 2021 we had receivables due from the Managed REITs totaling approximately $1.2 million and $1.4 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Investment in SST VI OP and Loan to SST VI OP

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

The interest rate on the SST VI Mezzanine Loan is a variable rate equal to LIBOR plus 3%. Payments on the SST VI Mezzanine Loan are interest only until December 30, 2022, which is the initial maturity date of the SST VI Mezzanine Loan. SST VI OP may, in certain circumstances, extend the ultimate maturity date of the SST VI Mezzanine Loan through December 30, 2023 upon written notice to us, in which event the interest rate of the SST VI Mezzanine Loan will increase to LIBOR plus 4% per annum. The SST VI Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SST VI Mezzanine Loan may be released from the pledge of collateral. As of September 30, 2022 and December 31, 2021, SST VI OP had borrowed $25.0 million and $6.8 million, respectively, pursuant to the SST VI Mezzanine Loan, and we were potentially required to fund an additional $20.0 million as of September 30, 2022.

For the three and nine months ended September 30, 2022, we recorded a loss related to our equity interest in SST VI OP of approximately $0.2 million and $0.5 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.2 million, respectively. The loss related to our equity interest in SST VI OP is recorded within the Other line item in our consolidated statements of operations, and the distributions received directly reduce our equity interest in SST VI OP.

As discussed in Note 2 – Summary of Significant Accounting Policies, due to our equity interest in SST VI OP, we consolidated this investment from March 10, 2021 (the date of our initial investment in SST VI OP) until May 1, 2021.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Investment in SSGT III OP and Loan to SSGT III OP

On August 9, 2022, in connection with SSGT III's acquisition of two self storage facilities, SmartStop OP, L.P. entered into a mezzanine loan agreement with SSGT III Mezz, LLC, a wholly-owned subsidiary of SSGT III, for up to $50.0 million (the "SSGT III Mezzanine Loan Facility"), of which $42.0 million was funded as an initial draw at the time of closing. The SSGT III Mezzanine Loan Facility requires a commitment fee equal to 1.0% of the amount drawn at each closing of the SSGT III Mezzanine Loan Facility. The SSGT III Mezzanine Loan Facility is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned two self storage facilities in Florida as of September 30, 2022. SS Growth Operating Partnership III, L.P., the primary operating partnership of SSGT III, also serves as a non-recourse guarantor.

The interest rate on the SSGT III Mezzanine Loan Facility is a variable rate equal to SOFR plus 3.5%. Payments on the SSGT III Mezzanine Loan Facility are interest only until August 9, 2023, which is the initial maturity date of the SSGT III Mezzanine Loan Facility. SSGT III may, in certain circumstances, extend the ultimate maturity date of the SSGT III Mezzanine Loan Facility until August 9, 2024 upon written notice to us, in which event the interest rate of the SSGT III Mezzanine Loan Facility will increase to SOFR plus 4.5% per annum. The SSGT III Mezzanine Loan Facility may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan Facility may be released from the pledge of collateral. Pursuant to the SSGT III Mezzanine Loan Facility, SSGT III OP borrowed $42.0 million at the time of closing, of which, $42.0 million was repaid as of September 30, 2022. As of December 31, 2021, no borrowings had occurred in connection with the SSGT III Mezzanine Loan Facility, as it was not established until August 9, 2022. Pursuant to the SSGT III Mezzanine Loan Facility, as of September 30, 2022 we were potentially required to fund an additional $8.0 million.

On August 29, 2022, SmartStop OP made an investment of $5.0 million in SSGT III OP, in exchange for common units of limited partnership interest in SSGT III OP.

For the three and nine months ended September 30, 2022, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.1 million and $0.1 million, respectively, and received distributions in the amount of approximately $2,000 and $2,000, respectively. The loss related to our equity interest in SSGT III OP is recorded within the Other line item in our consolidated statements of operations, and the distributions received directly reduce our equity interest in SSGT III OP.

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, SmartStop TRS and SSA (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support. SAM and the Company Parties will reimburse one another based on the actual costs of providing their respective services. Additionally, SAM will pay the Company Parties an allocation of rent and overhead for the portion it occupies in the Ladera Office. The initial term of the agreement was three years, with automatic one-year renewals, and is subject to certain adjustments as defined in the agreement.

For the three and nine months ended September 30, 2022, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $80,000 and approximately $200,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations. For the three and nine months ended September 30, 2021, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $365,000 and approximately $380,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statement of operations.

We recorded reimbursements from SAM of approximately $265,000 and $590,000 during the three and nine months ended September 30, 2022, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

consolidated statements of operations. We recorded reimbursements from SAM of approximately $155,000 and $420,000 during the three and nine months ended September 30, 2021, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, a receivable of approximately $40,000 and $60,000 was due from SAM related to the Administrative Services Agreement, respectively.

Note 10. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through September 30, 2022, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	249,271	$9.58	160,891	$9.09
Granted	78,192	9.85	222,581	9.30
Vested	(105,328)	9.64	(109,276)	9.20
Forfeited	(2,189)	9.78	—	—
Unvested at December 31, 2021	219,946	9.64	274,196	9.22
Granted	60,032	14.33	181,664	13.23
Vested	(128,765)	9.64	(26,815)	9.09
Forfeited	(3,572)	11.04	—	—
Unvested at September 30, 2022	147,641	$11.51	429,045	$10.92

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIP Units
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	5,752	$9.78	130,638	$9.09
Granted	—	—	148,387	9.30
Vested	—	—	—	—
Forfeited	—	—	(11,918)	9.09
Unvested at December 31, 2021	5,752	9.78	267,107	9.21
Granted	—	—	113,429	13.18
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at September 30, 2022	5,752	$9.78	380,536	$10.39

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

As of September 30, 2022, 9,977,214 shares of stock were available for issuance under the Plan.

We recorded approximately $0.9 million and $2.9 million of equity based compensation expense in general and administrative expense during the three and nine months ended September 30, 2022, respectively, compared to approximately $0.8 million and $2.0 million during the three and nine months ended September 30, 2021. We recorded approximately $40,000 and $110,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and nine months ended September 30, 2022, respectively, compared to approximately $20,000 and $60,000 during the three and nine months ended September 30, 2021. As of September 30, 2022, there was approximately $5.8 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.2 years. As of December 31, 2021, there was approximately $4.5 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.1 years.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 11. Commitments and Contingencies

Contingent Earnout

On June 28, 2019, in relation to the Self Administration Transaction, 3,283,302 Class A-2 limited partnership units of the Operating Partnership ("Class A-2 Units"), were issued to SS OP Holdings as consideration. Class A-2 Units could convert into Class A-1 Units as earnout consideration, as described below. The Class A-2 Units were not entitled to cash distributions or the allocation of any profits or losses in the Operating Partnership until the Class A-2 Unit into Class A-1 Units.

The conversion features of the Class A-2 Units were as follows: (A) the first time the aggregate incremental assets under management, as amended (“AUM”) (as defined in the Operating Partnership Agreement) of the Operating Partnership equals or exceeds $300,000,000, one-third of the Class A-2 Units would automatically convert into Class A-1 Units, (B) the first time the incremental AUM of the Operating Partnership equaled or exceeded $500,000,000, an additional one-third of the Class A-2 Units would automatically convert into Class A-1 Units, and (C) the first time the incremental AUM equals or exceeds $700,000,000, the remaining one-third of the Class A-2 Units would automatically convert into Class A-1 Units (each an “Earnout Achievement Date”). On each Earnout Achievement Date, the Class A-2 Units would automatically convert into Class A-1 Units based on an earnout exchange ratio, which is equal to $10.66 divided by the then current value of our Class A-1 Units, as provided in the Operating Partnership Agreement.

On March 24, 2021, we, as the general partner of our Operating Partnership, entered into Amendment No. 3 (the “Amendment”) to the Operating Partnership Agreement, to make certain revisions to Exhibit D (Description of Class A-2 Units) to the Operating Partnership Agreement.

The Amendment (i) revised the definition of “AUM” in connection with the earnout of the Class A-2 Units so that it (A) included assets acquired by us and our affiliates and (B) included 100% of any joint venture assets, rather than a pro rata percentage, and (ii) clarifies that the Class A-2 Units may be transferred after the two-year holding period.

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

On October 19, 2021, the Nominating and Corporate Governance Committee of our board of directors and our board of directors approved resolutions providing that the denominator in the calculation of the earnout exchange ratio will be $10.66
(the value of the Class A common stock at the time of the Self Administration Transaction, pursuant to which the earnout was established) for the subsequent 12 months, until October 19, 2022. Thereafter the denominator in the calculation of the earnout exchange ratio would be as provided in the Operating Partnership Agreement.

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

On August 9, 2022, pursuant to the revised definition of AUM as described above, we reached the incremental assets under management threshold of $700 million, and 1,094,434 Class A-2 Units were converted into 1,094,434 Class A-1 Units pursuant to the achievement of the third and final tier of earnout consideration. The fair value of the contingent earnout liability was eliminated as the Class A-2 Units were converted into Class A-1 Units in our Operating Partnership and the fair value of such units was reclassified to the noncontrolling interest in our Operating Partnership line in the equity section of our consolidated balance sheet.

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

September 30, 2022

(Unaudited)

October 2021, shares sold pursuant to our distribution reinvestment plan were and will continue to be sold at our new estimated value per share of $15.08 per Class A Share and Class T Share.

As described below, on March 7, 2022, our board of directors approved the suspension of our DRP, effective on April
15, 2022, therefore our last shares issued pursuant to the DRP was on March 15, 2022.

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

Suspension of DRP and SRP

In connection with a review of liquidity alternatives by the Board, on March 7, 2022, the Board approved the full suspension of our DRP and SRP. Under our DRP, the Board may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants.

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

Prior to the suspension of our share redemption program, consistent with its terms, all redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter were processed on the last business day of the month following the end of the quarter in which the redemption requests were received. Accordingly, redemption requests received during the fourth quarter of 2021 were processed on January 31, 2022, and redemption requests received during the first quarter of 2022 ordinarily would have needed to be received on or prior to March 31, 2022 and would have been processed on April 30, 2022. However, the effective date of the aforementioned suspension of our share redemption program occurred

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

prior to March 31, 2022. Accordingly, any redemption requests received during the first nine months of 2022, or any future quarter, will not be processed until such time as the Board may approve the resumption of our share redemption program, if ever.

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

Other Contingencies and Commitments

We have a severance plan which covers certain officers; this plan provides for severance payments upon certain events, including after a change of control.

Additionally, as of September 30, 2022 and December 31, 2021, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $20.0 million and $38.2 million respectively, in debt to SST VI at their option.

As of September 30, 2022 pursuant to the SSGT III Mezzanine Loan, we are potentially required to fund an additional $8.0 million in debt to SSGT III at their option. As of December 31, 2021, no contingency existed in connection with the SSGT III Mezzanine Loan Facility, as it was not established until August 9, 2022.

See Note 9 – Related Party Transactions for more information about our obligations under these agreements.

As of September 30, 2022, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.4 million, and $2.5 million during the years ending December 31, 2023 and 2024, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 12. Declaration of Distributions

On September 20, 2022, our board of directors declared a distribution rate for the month of October 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2022 and ending October 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

On October 25, 2022, our board of directors declared a distribution rate for the month of November 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on November 1, 2022 and ending November 30, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 13. Subsequent Events

On November 9th, 2022, to further hedge our exposure to fluctuations in interest rates, we entered into three separate $100 million interest rate caps, each capping SOFR at 4.75%. All three caps are effective December 1, 2022, with two caps expiring December 2, 2024, and one cap expiring December 1, 2025. The aggregate premium for all three caps was approximately $2.9 million.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and the Greater Toronto Area in Canada. According to the Inside Self Storage Top-Operators List for 2022, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of September 30, 2022, our wholly-owned portfolio consisted of 153 self storage properties diversified across 19 states and the Greater Toronto Area of Ontario, Canada comprising approximately 103,000 units and 11.8 million net rentable square feet. Additionally, we had a 50% equity interest in ten unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of six operating self storage properties, three parcels of land currently under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as REIT ("SSGT III" and together with SST VI, the "Managed REITs"), both of which pay us fees to manage these programs and manage their 17 operating self storage properties (as of September 30, 2022).

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of September 30, 2022, 17 operating properties and approximately 12,300 units and 1.4 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of September 30, 2022, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.4%	93.2%	0.8%
Arizona	4	3,130	329,100	2.8%	94.4%	2.7%
California	29	19,195	2,030,300	17.1%	94.2%	20.0%
Colorado	8	4,550	493,085	4.2%	92.3%	3.7%
Florida	26	19,870	2,363,100	20.1%	94.6%	22.0%
Illinois	6	3,785	429,500	3.6%	93.1%	2.9%
Indiana	2	1,030	112,700	1.0%	94.1%	0.6%
Massachusetts	1	840	93,200	0.8%	97.7%	1.9%
Maryland	2	1,610	169,500	1.4%	94.5%	1.4%
Michigan	4	2,220	266,100	2.3%	95.1%	1.9%
New Jersey	2	2,350	205,100	1.7%	91.5%	1.9%
Nevada	9	7,160	865,000	7.3%	94.0%	7.0%
North Carolina	19	9,190	1,192,400	10.1%	94.4%	8.3%
Ohio	5	2,310	279,700	2.4%	93.5%	1.6%
South Carolina	3	1,940	246,000	2.1%	95.3%	1.6%
Texas	12	6,960	919,300	7.8%	94.5%	6.6%
Virginia	1	830	71,100	0.6%	91.2%	0.9%
Washington	5	3,427	390,545	3.3%	88.8%	3.3%
Wisconsin	1	780	83,400	0.7%	91.9%	0.5%
Ontario, Canada	13	10,610	1,092,300	9.3%	94.7%	10.4%
Total	153	102,877	11,794,730	100%	94.0%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,400 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,016,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of September 30, 2022.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended September 30, 2022.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the valuation of goodwill and related impairment considerations, the valuation of our trademarks and related impairment considerations, the valuation of our contingent consideration liability, the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant, the description of our significant accounting policies, as contained in Note 2 – Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Contingent Earnout Valuation

In connection with the Self Administration Transaction, we issued the Class A-2 Units, as a form of contingent consideration, which was required to be revalued at each reporting period (until the respective Class A-2 Units were converted into Class A-1 Units), based on the discounted probability weighted forecast of achieving the requisite AUM thresholds or the occurrence of an Earnout Acceleration Event (both as defined in Note 11 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report).

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the challenges associated with the pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive continued growth in self storage demand through the first three quarters of 2022. As rental activity, occupancy levels, and rental rates increased during the second half of 2020 and through 2022, our financial performance has continued to be strong. However, same-store growth and overall results have started to normalize and are expected to normalize further over the coming quarters as the comparable periods change.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home price appreciation. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

In addition to the sector’s numerous historical demand drivers, one significant demand driver that increased substantially during the COVID-19 pandemic is the trend towards working from home, or hybrid work environment. We believe the need for work space in residences will continue to be a driver of storage demand in 2022 and going forward, which could partially offset a potential reduction in population migration caused by a softening housing market.

Recently, the Federal Reserve has increased its targeted range for the federal funds rate, leading to increased interest rates. We currently have fixed interest rates for certain of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to acquire self storage properties in an as accretive manner going forward.

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

As of September 30, 2022 and 2021, we wholly-owned 153 and 138 operating self storage facilities, respectively. Our operating results for the three months ended September 30, 2022 include full quarter results for 153 self storage facilities. Our operating results for the three months ended September 30, 2021 include full quarter results for 138 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Our operating results for the nine months ended September 30, 2022 include a full nine months of results for 139 self storage facilities and partial period results for 14 operating self storage facilities acquired during the nine months ended September 30, 2022. Our operating results for the nine months ended September 30, 2021 include a full nine months of results for 112 self storage facilities and partial period results for 26 operating self storage facilities acquired during the nine months ended September 30, 2021. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed below, the results of operations presented herein cover a period of time prior to the SST IV Merger and SSGT II Merger. Our 2021 and 2022 operating results have been and will continue to be significantly impacted by these mergers as a result of collectively acquiring 34 operating self storage facilities and 50% equity interests in nine unconsolidated real estate ventures, as well as the elimination of management fees that we previously earned from SST IV and SSGT II. Over time we expect the SSGT II Merger and SST IV Merger to be accretive to FFO, as adjusted, primarily as the former SST IV and SSGT II properties eventually reach higher levels of either physical or economic occupancy or both.

SST IV Merger

On March 17, 2021, we acquired 24 operating self storage facilities and six real estate joint ventures by way of merger with SST IV. The 24 SST IV operating properties had a weighted average physical occupancy of 93.0% and 95.6% as of September 30, 2022, and 2021, respectively. The 24 SST IV operating properties were included for both the three months ended September 30, 2022 and 2021, and such revenues were approximately $8.8 million and $7.8 million, respectively, representing an increase of approximately $1.0 million or 13.9%.

SSGT II Merger

On June 1, 2022, we acquired 10 operating self storage facilities and three real estate joint ventures by way of merger with SSGT II.

Comparison of the three months ended September 30, 2022 and 2021

Total Self Storage Revenues

Total self storage related revenues for the three months ended September 30, 2022 and 2021 were approximately $53.2 million and $42.7 million, respectively. The increase in total self storage revenues of approximately $10.5 million, or approximately 25%, is primarily attributable to an increase in same-store revenues of approximately $3.8 million, an increase in revenue at the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $1.1 million), the 10 operating self storage facilities acquired on June 1, 2022 in connection with the SSGT II Merger (approximately $3.7 million), and approximately $1.8 million from other non same-store self storage properties.

We expect self storage revenues to increase in future periods as our lease-up or newly acquired properties increase occupancy and rates, and to otherwise fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect to see increases in self storage revenues from any future acquisitions for a full period.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended September 30, 2022 and 2021 was approximately $2.1 million and $1.3 million, respectively. The increase in Managed REIT Platform revenue of approximately $0.8 million is primarily attributable to acquisition fee revenue growth of approximately $0.8 million from our Managed REITs. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2022 and 2021 were approximately $1.2 million and $1.0 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2022 and 2021 were approximately $16.0 million (or 30% of self storage revenue) and $12.6 million (or 29% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $3.4 million is largely attributable to the 10 operating self storage facilities acquired in connection with the SSGT II Merger (approximately $1.1 million), the effect of five other property acquisitions included in the three months ended September 30, 2022 which were not owned in the same period of the prior year, as well as increases in property taxes, payroll, and casualty losses of approximately $0.4 million related to Hurricane Ian. We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended September 30, 2022 and 2021 were approximately $0.7 million and $0.6 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 9 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2022 and 2021 were approximately $1.2 million and $1.0 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 and 2021 were approximately $7.3 million and $5.2 million, respectively. Such expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The increase is primarily attributable to expenses recorded related to increased professional and legal costs, transfer agent costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2022 and 2021 were approximately $18.1 million and $14.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SSGT II Merger.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2022 and 2021 were approximately $0.1 million and $0.2 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustments for the three months ended September 30, 2022 and 2021 reflects an increase in the contingent earnout liability of approximately $0.2 million and $0.7 million, respectively. The contingent earnout adjustment reflects the change in the liability based on an updated valuation and changes in the discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended). The third and final tranche of the contingent earnout was earned during the three months ended September 30, 2022, and no future contingent earnout adjustments will be recorded.

Interest Expense

Interest expense for the three months ended September 30, 2022 and 2021 was approximately $11.8 million and $8.3 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately $3.5 million is primarily attributable to an increase in rates on our variable rate debt as well as an increase in our average outstanding principal balance, primarily as a result of the SSGT II Merger as well as four other self storage acquisitions that were funded by draws on the Credit Facility Revolver. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Other, Net

Other for the three months ended September 30, 2022 and 2021 was approximately $1.2 million of income and $1.1 million of expense, respectively. Other consists primarily of state franchise tax expense, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, interest income from loans issued to our Managed REITs, and equity in earnings attributable to our unconsolidated joint ventures. The change of approximately $2.3 million is largely composed of foreign currency related adjustments and interest income from our loans to SSGT III and SST VI.

Income Tax (Expense) Benefit

Income tax for the three months ended September 30, 2022 and 2021 was approximately $0.1 million of expense and $0.3 million of income, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax.

Same-Store Facility Results - Three Months Ended September 30, 2022 and 2021

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2021, excluding three lease-up properties we owned as of January 1, 2021) for the three months ended September 30, 2022 and 2021. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Revenue (1)	$35,841,292	$32,054,209	11.8%	$15,448,916	$8,905,315	N/M	$51,290,208	$40,959,524	25.2%
Property operating expenses (2)	10,390,555	9,662,993	7.5%	5,593,464	2,930,198	N/M	15,984,019	12,593,191	26.9%
Net operating income	$25,450,737	$22,391,216	13.7%	$9,855,452	$5,975,117	N/M	$35,306,189	$28,366,333	24.5%
Number of facilities	109	109		44	29		153	138
Rentable square feet (3)	8,036,285	8,034,200		3,758,445	2,459,600		11,794,730	10,493,800
Average physical occupancy (4)	94.5%	95.9%		93.4%	94.7%		94.2%	95.6%
Annualized rent per occupied square foot (5)	$19.30	$16.88		N/M	N/M		$19.02	$16.67

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,016,000 square feet and 937,000 square feet as of September 30, 2022 and 2021, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.
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

Our same-store revenue increased by approximately $3.8 million, or approximately 11.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to higher annualized rent per occupied square foot, partially offset by an approximately 1% decrease in average occupancy.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Three Months Ended September 30,
	2022	2021
Net income (loss)	$2,246,524	$1,059,242
Adjusted to exclude:
Tenant Protection Program revenue(1)	(1,942,463)	(1,743,509)
Managed REIT Platform revenue	(2,055,224)	(1,263,029)
Managed REIT Platform expenses	725,599	587,704
General and administrative	7,330,245	5,232,950
Depreciation	13,220,916	10,748,337
Intangible amortization expense	4,849,934	3,710,736
Acquisition expenses	77,813	211,985
Contingent earnout adjustment	200,626	700,000
Interest expense	11,752,656	8,288,215
Income Tax	102,233	(276,592)
Other, net	(1,202,670)	1,110,294
Total net operating income	$35,306,189	$28,366,333
(1) Approximately $1.3 million and $1.4 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended September 30, 2022 and 2021, respectively, with the remaining approximately $0.6 million and $0.4 million earned at non same-store facilities during the three months ended September 30, 2022 and 2021, respectively.

Comparison of the nine months ended September 30, 2022 and 2021

Total Self Storage Revenues

Total self storage related revenues for the nine months ended September 30, 2022 and 2021 were approximately $146.8 million and $113.9 million, respectively. The increase in total self storage revenues of approximately $32.9 million, or approximately 29%, is largely attributable to an increase in same-store revenues of approximately $13.3 million, as well as the 10 and 24 operating self storage facilities acquired in connection with the SSGT II Merger and SST IV Merger, respectively, representing increased revenues over the prior periods of approximately $4.9 million and $9.7 million, respectively, and to a lesser extent, approximately $4.3 million from other non same-store self storage properties.

We expect self storage revenues to increase in future periods as our lease-up or newly acquired properties increase occupancy and rates, and to otherwise fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect to see increases in self storage revenues from any future acquisitions and from the inclusion of the properties we acquired in the SSGT II Merger for a full period.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the nine months ended September 30, 2022 and 2021 was approximately $5.9 million and $4.6 million, respectively. The increase in Managed REIT Platform revenue of approximately $1.3 million is primarily attributable to acquisition fee revenue growth of approximately $1.8 million from our Managed REITs. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2022 and 2021 were approximately $3.5 million and $3.3 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable Costs from Managed REITs to decline in future periods as a result of the SSGT II Merger as we will no longer receive reimbursement for providing such services. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2022 and 2021 were approximately $42.7 million (or 29% of self storage revenue) and $35.4 million (or 31% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $7.3 million is largely attributable to the 24 and 10 operating self storage facilities acquired in connection with the SST IV Merger and the SSGT II Merger, respectively, and to a lesser extent increases in property taxes, payroll, and casualty losses related to Hurricane Ian. We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the nine months ended September 30, 2022 and 2021 were approximately $1.7 million and $1.2 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 9 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2022 and 2021 were approximately $3.5 million and $3.3 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were approximately $21.1 million and $16.8 million, respectively. Such expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. Additionally, during the nine months ended September 30, 2022, we recorded expenses of approximately $1.5 million related to our filing of an S-11 registration statement and related costs in pursuit of a potential offering of our common stock. The remaining increase is primarily attributable to increased professional and legal costs, transfer agent costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2022 and 2021 were approximately $49.4 million and $38.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SST IV Merger and the SSGT II Merger.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2022 and 2021 were approximately $0.8 million and $0.5 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustment for the nine months ended September 30, 2022 and 2021 reflects an increase in the contingent earnout liability of approximately $1.5 million and $3.2 million, respectively. The contingent earnout adjustment reflects the change in the liability based on an updated valuation and changes in the discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended). The second and third tranches of the contingent earnout were earned during the nine months ended September 30, 2022, and no future contingent earnout adjustments will be recorded.

Write-off of equity interest and preexisting relationships upon acquisition of control

Write-off of equity interest and preexisting relationships upon acquisition of control for the nine months ended September 30, 2022 and 2021 was approximately $2.0 million and $8.4 million, respectively. Such expenses in 2022 represents the write-off of the intangible assets related to the SSGT II advisory agreement and property management contracts due to the termination of such contracts with the SSGT II Merger. Such expenses in 2021 primarily represents the write-off of the intangible assets related to the SST IV advisory agreement and property management contracts due to the termination of such contracts with the SST IV Merger, and to a lesser extent, the write-off of the SST IV special limited partnership interest we held in SST IV, which per the terms of the SST IV Merger, terminated without consideration.

Gain On Equity Interests Upon Acquisition

Gain on equity interests upon acquisition for the nine months ended September 30, 2022 and 2021 was approximately $16.1 million and none, respectively. The gain was related to recording the fair value of our preexisting special limited partnership interest in SSGT II in connection with the SSGT II Merger.

Gain on Sale of Real Estate

Gain on sale of real estate for the nine months ended September 30, 2022 and 2021 was none and approximately $0.2 million, respectively. The gain in 2021 was related to a sale of a parcel of excess land attached to the self storage facility we own in McKinney, Texas. The sale of this parcel did not affect the operations of our McKinney, Texas property.

Interest Expense

Interest expense for the nine months ended September 30, 2022 and 2021 was approximately $28.2 million and $25.3 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, and amortization of debt issuance costs and the impact of our interest rate hedging derivatives. The increase of approximately $2.9 million is primarily attributable to higher interest rates on our variable rate debt and an increase in our average outstanding principal balance during the nine months ended September 30, 2022. The increase in the average outstanding principal balance was primarily the result of the SSGT II Merger, and four other acquisitions completed in 2022. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the nine months ended September 30, 2022 and 2021 were approximately $2.4 million and $2.4 million, respectively. The net loss on debt extinguishment for the nine months ended September 30, 2022 is attributable to the write-off of unamortized debt issuance costs and debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022. The net loss on debt extinguishment for the nine months ended September 30, 2021 is attributable to the write-off of unamortized debt issuance costs on loans that were paid off in connection with the Credit Facility that was obtained in conjunction with the SST IV Merger.

Other, Net

Other for the nine months ended September 30, 2022 and 2021 was approximately $0.2 million of income, and $1.3 million of expense, respectively. Other consists primarily of state franchise tax expense, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, and equity in earnings attributable to our unconsolidated joint ventures. The change of approximately $1.6 million is largely composed of foreign currency related adjustments and interest income from our loans to SSGT III and SST VI.

Income Tax (Expense) Benefit

Income tax for the nine months ended September 30, 2022 and 2021 was approximately $0.4 million and $2.1 million of income, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax.

Same-Store Facility Results - Nine Months Ended September 30, 2022 and 2021

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2021, excluding three lease-up properties we owned as of January 1, 2021) for the nine months ended September 30, 2022 and 2021. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2022	2021	% Change	2022	2021(6)	% Change	2022	2021	% Change
Revenue (1)	$103,860,238	$90,606,377	14.6%	$37,440,152	$18,496,288	N/M	$141,300,390	$109,102,665	29.5%
Property operating expenses (2)	29,701,547	28,569,244	4.0%	13,025,028	6,847,197	N/M	42,726,575	35,416,441	20.6%
Net operating income	$74,158,691	$62,037,133	19.5%	$24,415,124	$11,649,091	N/M	$98,573,815	$73,686,224	33.8%
Number of facilities	109	109		44	30		153	139
Rentable square feet (3)	8,036,285	8,034,200		3,758,445	2,543,800		11,794,730	10,578,000
Average physical occupancy (4)	95.0%	95.0%		93.2%	91.4%		94.4%	94.1%
Annualized rent per occupied square foot (5)	$18.51	$16.06		NM	NM		$18.28	$15.89

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,016,000 square feet and 937,000 square feet as of September 30, 2022 and 2021, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.
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

Our same-store revenue increased by approximately $13.3 million, or approximately 14.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to higher annualized rent per occupied square foot.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
Net income (loss)	$19,529,105	$(12,555,062)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(5,533,668)	(4,792,980)
Managed REIT Platform revenue	(5,877,454)	(4,609,060)
Managed REIT Platform expenses	1,732,710	1,223,736
General and administrative	21,114,475	16,797,252
Depreciation	36,155,008	30,035,065
Intangible amortization expense	13,222,791	8,623,964
Acquisition expenses	780,684	548,083
Contingent earnout adjustment	1,514,447	3,219,744
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	8,389,573
Gain on equity interest upon acquisition	(16,101,237)	—
Gain on sale of real estate	—	(178,631)
Interest expense	28,181,026	25,320,635
Net loss on extinguishment of debt	2,393,475	2,444,788
Income Tax	(402,242)	(2,081,288)
Other, net	(184,987)	1,300,405
Total net operating income	$98,573,815	$73,686,224

(1) Approximately $4.1 million and $4.0 million of Tenant Protection Program revenue was earned at same-store facilities during the nine months ended September 30, 2022 and 2021, respectively, with the remaining approximately $1.5 million and $0.8 million earned at non same-store facilities during the nine months ended September 30, 2022 and 2021, respectively.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, adjustments of deferred tax liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), for each of the periods presented below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net income (loss) (attributable to common stockholders)	$(1,270,207)	$(2,211,121)	$7,651,780	$(20,000,969)
Add:
Depreciation of real estate	12,938,956	10,556,270	35,420,113	29,455,038
Amortization of real estate related intangible assets	4,776,068	3,469,777	12,722,904	7,473,006
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	411,257	256,233	1,069,986	487,229
Deduct:
Gain on deconsolidation	—	—	—	(169,533)
Gain on sale of real estate	—	—	—	(178,631)
Gain on equity interests upon acquisition (1)	—	—	(16,101,237)	—
Adjustment for noncontrolling interests (2)	(1,973,133)	(1,545,084)	(3,514,091)	(4,162,008)
FFO (attributable to common stockholders)	14,882,941	10,526,075	37,249,455	12,904,132
Other Adjustments:
Intangible amortization expense - contracts (3)	73,866	240,959	499,887	1,150,958
Acquisition expenses (4)	77,813	211,985	780,684	548,083
Acquisition expenses and foreign currency losses, net from unconsolidated entities	70,634	27,767	122,590	135,155
Casualty loss due to hurricane	350,000	—	350,000	—
Contingent earnout adjustment (5)	200,626	700,000	1,514,447	3,219,744
Write-off of equity interest and preexisting relationships upon acquisition of control	—	—	2,049,682	8,389,573
Accretion of fair market value of secured debt	3,230	(29,228)	(38,968)	(92,344)
Net loss on extinguishment of debt (6)	—	—	2,393,475	2,444,788
Foreign currency and interest rate derivative (gains) losses, net (7)	(808,077)	536,428	(731,805)	110,879
Adjustment of deferred tax liabilities (3)	(116,213)	(290,942)	(915,336)	(2,220,688)
Offering related expenses (8)	95,243	—	1,483,003	—
Adjustment for noncontrolling interests (2)	30,953	(151,463)	(845,727)	(1,586,543)
FFO, as adjusted (attributable to common stockholders)	$14,861,016	$11,771,581	$43,911,387	$25,003,737

The following is a reconciliation of FFO and FFO, as adjusted (attributable to common stockholders), to FFO and FFO, as adjusted (attributable to common stockholders and OP Unit holders), for each of the periods presented below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
FFO (attributable to common stockholders)	14,882,941	10,526,075	37,249,455	12,904,132
Net income (loss) attributable to the noncontrolling interests	128,223	119,678	2,290,186	(1,903,408)
Adjustment for noncontrolling interests(2)	1,973,133	1,545,084	3,514,091	4,162,008
FFO (attributable to common stockholders and OP unit holders)	$16,984,297	$12,190,837	$43,053,732	$15,162,732
FFO, as adjusted (attributable to common stockholders and OP unit holders) Calculation:
FFO, as adjusted (attributable to common stockholders)	$14,861,016	$11,771,581	$43,911,387	$25,003,737
Net income (loss) attributable to the noncontrolling interests	128,223	119,678	2,290,186	(1,903,408)
Adjustment for noncontrolling interests(2)	1,942,180	1,696,547	4,359,818	5,748,551
FFO, adjusted (attributable to common stockholders and OP unit holders)	$16,931,419	$13,587,806	$50,561,391	$28,848,880

(1) This gain relates to recording the fair value of our preexisting equity interests in SSGT II as a result of our acquisition of control in the SSGT II Merger.

(2) This represents the portion of the above stated adjustments in the calculations of FFO and FFO, as adjusted, that are attributable to our noncontrolling interests.

(3) These items represent the amortization, accretion, or adjustment of intangible assets or deferred tax liabilities.

(4) This represents acquisition expenses associated with investments in real estate that were incurred prior to the acquisitions becoming probable and therefore not capitalized in accordance with our capitalization policy.

(5) The contingent earnout adjustment represents the adjustment to the fair value during the period of the Class A-2 Units issued in connection with the self administration transaction.

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

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
Net cash flow provided by (used in):
Operating activities	$69,774,065	$42,727,251	$27,046,814
Investing activities	(173,524,492)	(101,369,312)	(72,155,180)
Financing activities	110,385,196	15,852,418	94,532,778

Cash flows provided by operating activities for the nine months ended September 30, 2022 and 2021 were approximately $69.8 million and $42.7 million, respectively, an increase of approximately $27.0 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $21.4 million, as well as an improvement of approximately $5.6 million resulting from changes in working capital accounts.

Cash flows used in investing activities for the nine months ended September 30, 2022 and 2021 were approximately $173.5 million and $101.4 million, respectively, an increase in the use of cash of approximately $72.2 million. The increase in cash used in investing activities primarily relates to funding the SSGT II Merger and four other property acquisitions, collectively representing cash outflows of approximately $138.0 million during the nine months ended September 30, 2022, compared to approximately $93.6 million of cash outflows during the nine months ended September 30, 2021 used to complete the SST IV Merger and one other property acquisition. Additionally, during the nine months ended September 30, 2022, we invested $18.2 million of cash in SST VI Mezzanine Loan debt, compared to a receipt of $13.5 million in cash during the same period of the prior year related to the redemption of our investment in SSGT II preferred equity.

Cash flows provided by financing activities for the nine months ended September 30, 2022 and 2021 were approximately $110.4 million and $15.9 million, respectively, a change of approximately $94.5 million. The change in financing activities is primarily attributable to the effect of debt borrowings net of paydowns of approximately $166.9 million during the nine months ended September 30, 2022 compared to the approximately $54.3 million during the nine months ended September 30, 2021; offsetting such net increase in cash flows from financing activities was an increase in cash distributions paid to common stockholders, as there were more shares outstanding, and due to the cessation of DRP.

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

Volatility in the debt and equity markets and continued and/or further impact of COVID-19, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term. Additionally, our Credit Facility contains a borrowing base requirement, which is impacted by treasury rates. Increases to treasury rates could negatively impact our borrowing base calculation and otherwise limit our ability to borrow pursuant to the Credit Facility.

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

Common Stock Distributions

On September 20, 2022, our board of directors declared a distribution rate for the month of October 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2022 and ending October 31, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

On October 25, 2022, our board of directors declared a distribution rate for the month of November 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on November 1, 2022 and ending November 30, 2022. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
Distributions paid in cash — common stockholders	$34,911,540		$18,996,252
Distributions paid in cash — Operating Partnership unitholders	5,264,528		4,542,828
Distributions paid in cash — preferred stockholders	9,349,315		9,127,250
Distributions reinvested	5,243,398		14,237,983
Total distributions	$54,768,781		$46,904,313
Source of distributions
Cash flows provided by operations	$54,768,781	100%	$42,727,251	91%
Cash on hand	—	0%	—	0%
Offering proceeds from distribution reinvestment plan	—	0%	4,177,062	9%
Total sources	$54,768,781	100%	$46,904,313	100%

From our inception through September 30, 2022, we paid cumulative distributions of approximately $301 million, of which approximately $246 million were paid to common stockholders, as compared to cumulative FFO of approximately $56 million.

For the nine months ended September 30, 2022, we paid distributions of approximately $54.8 million, of which approximately $40.1 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $37.2 million, which reflects debt defeasance costs of approximately $2.4 million, a write-off of equity interest and preexisting relationships of approximately $2.0 million, and acquisition related expenses of approximately $0.8 million.

For the nine months ended September 30, 2021, we paid distributions of approximately $46.9 million, of which approximately $33.2 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $12.9 million, which reflects a write-off of equity interest and preexisting relationships of approximately $8.4 million and acquisition related expenses of approximately $0.5 million.

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

Indebtedness

As of September 30, 2022, our net debt was approximately $1,039 million, which included approximately $443 million in fixed rate debt and approximately $600 million in variable rate debt, less $0.1 million in debt discount and approximately $4.7 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

Additionally, we are party to a master mortgage commitment agreement (the "SmartCentres Financing") with SmartCentres Storage Finance LP (the "SmartCentres Lender"). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres"), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. As of September 30, 2022, approximately $111.5 million Canadian Dollars ("CAD") was outstanding on the SmartCentres Financing. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the SmartCentres joint venture properties. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information regarding the SmartCentres Financing.

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

The table below presents our principal payments on our debt due during the years ending December 31:

Principal payments due during the years ending December 31:
2022	$646,985
2023	2,639,402
2024	352,761,308
2025	2,869,187
2026	341,916,098
2027 and thereafter	342,605,557
Total payments	$1,043,438,537

As of September 30, 2022, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.4 million, and $2.5 million during the years ending December 31, 2023 and 2024, respectively.

As of September 30, 2022, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $20.0 million in debt to SST VI, at their option.

As of September 30, 2022 pursuant to the SSGT III Mezzanine Loan Facility we were potentially required to fund an additional $8.0 million in debt to SSGT III, at their option.

See Note 9 – Related Party Transactions, of the Notes to the Consolidated Financial Statements for more information about our obligations under these agreements.

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

As of September 30, 2022, our net debt was approximately $1,039 million, which included approximately $443 million in fixed rate debt and approximately $600 million in variable rate debt, less $0.1 million in debt discount and approximately $4.7 million in net debt issuance costs. As of December 31, 2021, our net debt was approximately $874 million, which included approximately $341 million in fixed rate debt, $537 million in variable rate debt and approximately $0.2 million in net debt premium less approximately $3.9 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $3.8 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2022:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt	$646,985	$2,639,402	$2,734,895	$2,869,187	$91,916,098	$342,605,557	$443,412,124
Average interest rate(1)	4.43%	4.43%	4.43%	4.43%	4.49%	4.51%
Variable rate debt	$—	$—	$350,026,413	$—	$250,000,000	$—	$600,026,413
Average interest rate(1)	4.64%	4.64%	4.61%	4.58%	4.58%	-

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2022, excluding the impact of interest rate derivatives. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2022.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. We are a party to various debt arrangements, including our Credit Facility with KeyBank, National Association of up to $700 million, consisting of a term loan of up to $250 million and a revolver of up to $450 million. As of September 30, 2022, approximately $338 million was borrowed of the $450 million current capacity revolver and all $250 million was borrowed of the $250 million current capacity of the term loan. The Credit Facility may be increased by an additional $350 million, for an aggregate amount of up to $1.05 billion, subject to certain conditions. We are also party to a note purchase agreement, whereby we issued to the purchasers named therein an aggregate of $150 million of secured notes payable. The notes are subject to a series of financial and other covenants substantially similar to the Credit Facility.

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

We recently migrated to a new property management software platform, and if this new platform proves ineffective or we experience difficulties with the recent migration, we may experience disruptions to our business that may adversely affect our results from operations.

We have completed our migration to a new property management software platform, which was recently developed by an established third party software company that focuses on the self storage space and provides such software to us and other storage operators. This new version of their software has a limited operating history. We may experience disruptions to our operations associated with the new platform. Such disruptions could include software defects or errors, system failures, technical or integration issues with specific features of the platform, technical or integration issues with other proprietary or third party technologies currently used in our business, or human error associated with the implementation of the platform, any of which could adversely affect our operations or financial reporting. Additionally, we could experience disruptions associated with capacity constraints as the new platform is utilized across our business. In the event such disruptions persist, or our personnel are unable to adequately respond to such disruptions, the ability of our employees to perform their duties could suffer, which may have an adverse effect on our results from operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended September 30, 2022, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 31, 2022	—	$—	—	3,971,919	(1)
August 31, 2022	—	$—	—	3,971,919	(1)
September 30, 2022	—	$—	—	3,971,919	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and nine months ended September 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: November 10, 2022	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)