Form 10-K
period 2022-12-31
SmartStop Self Storage REIT, Inc.
filed 2023-03-03
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is currently no established public market for the registrant’s shares of common stock.

As of March 1, 2023, there were 88,878,561 outstanding shares of Class A common stock and 8,085,550 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Objectives and Strategy

We focus on the ownership, operation, and acquisition of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and the top census metropolitan areas, or CMAs, in Canada. According to the Inside Self Storage Top-Operators List for 2022, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of December 31, 2022, our wholly-owned portfolio consisted of 153 self storage properties diversified across 19 states and the Greater Toronto Area of Ontario, Canada comprising approximately 103,000 units and 11.8 million net rentable square feet. Additionally, we had 50% equity interests in ten unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of seven operating self storage properties and two parcels of land currently under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT ("SSGT III" and together with SST VI, the "Managed REITs"), both of which pay us fees to manage these programs and manage their 19 operating self storage properties (as of December 31, 2022).

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured and unsecured debt financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada both internally and through our Managed REITs and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire under-managed facilities that are not operated by institutional operators, where we can implement our proprietary management and technology platforms to maximize net operating income.

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of December 31, 2022, 19 operating properties and approximately 14,600 units and approximately 1.8 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

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

Our management team has experience acquiring self storage facilities across a broad spectrum of opportunities including physically stabilized facilities, recently developed facilities in physical or economic lease up, facilities that have just received a certificate of occupancy ("C/O"), facilities in need of renovation and/or re-development and ground up development. We have adopted an investment allocation policy, pursuant to which we will have first priority for investment opportunities, and if we decline any such opportunity, we will allocate it to another program sponsored by us after considering various factors. In considering and evaluating potential acquisition opportunities, and to augment our seasoned acquisition team, we employ our proprietary underwriting methodology. We believe that we maintain a competitive advantage in acquiring facilities given the scale of our business and the experience and industry relationships of our team. We maintain a network of self storage operators, real estate brokers and other market participants in the U.S. and Canada, which gives us unique insight into new and highly desirable acquisition opportunities.

Liquidity Events

Subject to then-existing market conditions, and in the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within the next few years: (1) list our shares on a national securities exchange; (2) merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities; (3) commence the sale of all of our properties and liquidate our company; or (4) otherwise create a liquidity event for our stockholders. Notwithstanding the foregoing, there is no requirement for us to complete one of these liquidity events and our board of directors has the sole discretion to continue operations indefinitely if it deems such continuation to be in the best interests of our stockholders.

Joint Ventures

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, in connection with the Self Administration Transaction (defined below), we acquired a joint venture arrangement with SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), pursuant to which we and SmartCentres work together to identify primarily self storage development opportunities in certain regions in Canada. On March 17, 2021, we acquired six SmartCentres joint venture properties in the SST IV Merger (defined below). On June 1, 2022, we acquired three SmartCentres joint ventures in the SSGT II Merger (defined below). Additionally, on May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we and SmartCentres intend to develop into a self storage facility in the future. Subsequent to December 31, 2022, on January 12, 2023 we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, acquired a parcel of land in Whitby, Ontario (the "Whitby Property"), that we and SmartCentres intend to develop into a self storage facility in the future. Generally, SmartCentres has been responsible for the development of the properties and we have been responsible for the operation of the facilities upon completion. For more information, please see Note 4 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements.

Completed Transactions

SST IV Merger

On March 17, 2021, we closed on an all-stock merger with SST IV (the “SST IV Merger”).

As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “SST IV JV Properties”). As of the merger date, the SST IV JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, jointly owned with subsidiaries of SmartCentres. As of December 31, 2022, two of the development joint venture properties had been completed and had begun operations.

As a result of the SST IV Merger, approximately 23.1 million shares of SmartStop class A common stock ("Class A Shares") were issued in exchange for approximately 10.6 million shares of SST IV common stock.

The 24 SST IV operating properties were included in our operations for the 12 months ended December 31, 2022, and revenue associated therewith was approximately $35.5 million.

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the "SSGT II Merger").

As a result, we acquired all of the real estate owned by SSGT II, consisting of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. As of the merger date, the unconsolidated real estate ventures consisted of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property located in Southern California. As of December 31, 2022, one of the development joint venture properties had been completed and had begun operations.

As a result of the SSGT II Merger, approximately 11.5 million shares of SmartStop Class A common stock ("Class A Shares") were issued in exchange for approximately 12.7 million shares of SSGT II common stock.

The 10 SSGT II operating properties were included in our operations for the last seven months of the year ended December 31, 2022, and revenue associated therewith was approximately $8.8 million.

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2022, we had sold approximately 7.2 million Class A Shares and approximately 1.0 million Class T Shares for approximately $77.8 million and $11.1 million, respectively, in our DRP Offering. On March 7, 2022, our board of directors approved the suspension of our DRP Offering such that distributions for the month of March 2022, payable on April 15, 2022, will be paid in cash, and thereafter, until such suspension is removed, if ever.

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

On December 6, 2022, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated net asset value per share of our common stock of $15.21 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2022.

Recent Economic Conditions

Broad economic weakness, inflationary pressures, rising interest rates, geopolitical events, and other economic events could adversely impact our business, financial condition, liquidity and results of operations. However, the extent and duration to which our operations may be impacted is highly uncertain and cannot be predicted.

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

The customer base of self storage operators includes both local residential customers, typically within a 3- to 5-mile radius of the facility, as well as commercial users. According to the 2023 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 79% residential, 14% commercial, 4% military and 3% students.

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

The self storage industry is highly fragmented, with owners and operators ranging from individual property owners to institutional investors and large, publicly traded REITs. According to the 2023 Self Storage Almanac, there are approximately 51,000 primary self storage facilities in the U.S. representing a total of 2.0 billion rentable square feet. The largest 100 operators manage approximately 59.0% of net rentable square footage, but only 34.8% of all U.S.-based self storage properties. The six publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, LifeStorage, Inc. and National Storage Affiliates Trust, which collectively operate approximately 21.9% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimates that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects.

The ability for employees to work remotely has fueled demand for storage, contributing to a second consecutive year of above-historical average operating results across the industry in 2022. Elevated occupancy levels, supply constraints, and underlying demand drivers position the sector for continued growth in rents and profitability. These fundamentals have driven the self storage sector to achieve outsized rent growth relative to other REIT sectors in 2022. The short-term nature of self storage leases positions operators well in an inflationary environment. The nimble price, marketing, and leasing strategies that sophisticated operators have executed on, coupled with the current supply and demand environment, should position self storage favorably in order to achieve incremental growth relative to other real estate sectors. Despite the significant acceleration in recent growth, prior rates paired with operators' ability to increase rates to existing customers, suggest that there is room for continued rate growth. We believe the sector is well-positioned for continued growth, as self storage fundamentals remain healthy.

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

Employees and Human Capital

As of December 31, 2022, we had approximately 450 employees, none of which are represented by a collective bargaining agreement. We continually assess and strive to enhance employee satisfaction and engagement. We believe our relationship with our employees is good and that we provide them with adequate flexibility to meet personal and family needs. We also appreciate the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary and bonuses) and benefits packages to our employees. Further, from professional development opportunities to leadership training, we have development programs and on-demand opportunities to cultivate talent throughout our organization.

We strive to foster an inclusive work environment, comprising top talent and high performing employees. We maintain policies that strive to protect our employees from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of (and with the goal of preventing) all forms of harassment and discrimination.

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

Risks Related to an Investment in SmartStop Self Storage REIT, Inc.

We have historically incurred net losses, have an accumulated deficit, and it is possible that our operations may not be profitable, or maintain profitability, in the future.

While we recorded net income attributable to our common stockholders of approximately $6.3 million for the fiscal year ended December 31, 2022, we have historically incurred net losses and cannot guarantee that we will sustain profitability or that we will not incur future operating losses. Our accumulated deficit was approximately $164.5 million as of December 31, 2022.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

During 2022, 100% of our distributions were funded using cash flow from operations. In the past, we have used offering proceeds, including our DRP Offering proceeds, to fund substantially all of our distributions. In the future we may borrow funds, issue additional securities, or sell assets in order to fund the distributions. While our DRP is currently suspended, if our DRP is reinstated, we may also make the distributions out of proceeds from our DRP. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from sources other than cash flow from operations in the future, then we will have fewer funds available for acquisition of properties or working capital, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. As described below, our share redemption program is currently suspended. If we lift the suspension of our share redemption program, stockholders will continue to be limited in terms of the amount of shares which may be redeemed. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount. It also is likely that the shares would not be accepted as the primary collateral for a loan. Our shares should be considered as a long-term investment because of the illiquid nature of the shares.

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

The Preferred Investor also has, upon the occurrence of certain events, the right to convert any or all of the Series A Convertible Preferred Stock held by the Preferred Investor into shares of our common stock. The issuance of common stock upon conversion of the Series A Convertible Preferred Stock would result in dilution to our common stockholders. As of December 31, 2022, we had $200 million of Series A Convertible Preferred Stock outstanding, which would represent approximately 16.2% of our common stock on an as converted, fully diluted basis. See Note 6 – Preferred Equity, of the Notes to the Consolidated Financial Statements, for more information.

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

On December 6, 2022, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $15.21. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of September 30, 2022. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of September 30, 2022. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. We are required to pay dividends with respect to our Series A Convertible Preferred Stock at rate of 6.25% per annum, which is subject to increases following the fifth anniversary of the Series A Convertible Preferred Stock issuance. Distributions to our common stockholders will be based principally on distribution expectations of our investors and cash available from our operations.

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

During 2020, with the emergence of the COVID-19 Pandemic and the resulting volatility and disruption of the economy and capital markets, and the ability of our Managed REITs to raise additional equity in light of the foregoing, we recorded various impairments to goodwill and other intangible assets, related to our Managed REITs. Potential additional future impairments of goodwill or other intangible assets, including trademarks and other acquired intangibles, resulting from the Self Administration Transaction could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

The California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. Additionally, an amendment to the CCPA, the California Privacy Rights Act (the “CPRA”) went into effect on January 1, 2023, with a lookback to January 1, 2022. While the CPRA modifications are not finalized, the current proposed amendment significantly modifies the CCPA and imposes additional data protection obligations on companies doing business in California. The CCPA, as amended by the CPRA, is intended to protect consumer privacy rights, and, among other things, provide California residents with the ability to know what information companies collect about them, to request, in certain circumstances, the deletion of such information, and to affirmatively opt out of the sale or “sharing” of their personal information. We cannot yet predict the full impact of the CCPA, as amended by the CPRA, or any rules or regulations promulgated thereunder, nor can we predict the full impact of any interpretations thereof. While we have developed processes and notices that are intended to comply in all material respects with applicable CCPA and CPRA requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Other states have also considered or are considering privacy laws similar to the CCPA and the CPRA, and a federal consumer privacy law has also been proposed. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA or the CPRA, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

Certain of our officers and key personnel will face competing demands relating to their time and will face conflicts of interest related to the positions they hold with affiliated entities, which could cause our business to suffer.

Certain of our officers and key personnel and their respective affiliates are officers, key personnel, advisors, managers, and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including the Managed REITs. In addition, our Chief Executive Officer remains (i) Chairman of the Board of Strategic Student & Senior Housing Trust, Inc. and (ii) the Chief Executive Officer of our former sponsor. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should these persons not balance these competing demands on their time and resources, our business could suffer. Furthermore, these persons owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business.

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

Our Chief Executive Officer is a controlling person of SAM, our former sponsor, which as of December 31, 2022 indirectly owned an approximately 9.1% interest in limited partnership interests in our Operating Partnership and 0.4% of our common stock. Such limited partnership interests may be exchanged for our common stock in the future. If such limited partner interests were converted, our CEO would own approximately 10% of our common stock. In addition, in certain circumstances such as a merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or amendment to our charter, in each case where the vote of our stockholders is required under Maryland law, the consent of our Operating Partnership will also be required, which could result in our Chief Executive Officer being able to influence such matters submitted to a vote of our stockholders. This may result in an outcome that may not be favorable to our stockholders. Our Chief Executive Officer may also make decisions on behalf of SAM related to redemptions of either its limited partnership interests or its common stock which may negatively impact our stockholders.

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

We own the entities that serve as the sponsor and advisor to the Managed REITs, which have investment objectives similar to ours, and we may be buying properties at the same time as one or more of the Managed REITs, or other programs managed by us, our officers, our key personnel or our subsidiaries (the “Other Programs”). Accordingly, we will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which the Managed REITs may be or become involved. SST VI is a public non-traded Managed REIT which began operations in early 2021 that invests in self storage properties and has assets of approximately $280 million as of December 31, 2022, and SSGT III is a private Managed REIT which began operations in May 2022 that invests in self storage properties and had assets of approximately $91 million as of December 31, 2022.

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

If the Managed REITs are unable to repay certain loans made to them by us or redeem certain preferred equity investments made in them by us, our liquidity, financial condition, cash flow, and the amount available for distributions to our common stockholders could be adversely affected.

We have provided and may continue to provide financial support to the Managed REITs in the form of mezzanine loans, preferred equity investments, and other strategic investments. As of February 15, 2023, we had an aggregate of approximately $50.0 million in outstanding mezzanine loans to the Managed REITs, and we had invested an aggregate of approximately $10.0 million in the Managed REITs in the form of common units of the Managed REITs' operating partnerships. Additionally, we had invested an aggregate of approximately $15.0 million in the form of preferred units of the Managed REITs' operating partnerships. If the Managed REITs are unable to raise sufficient additional capital or produce adequate funds from operations, they may not be able to repay such loan amounts or redeem such preferred equity investments on a timely basis. As a result, the amounts loaned or invested may remain unavailable to us longer than expected, which could have a negative impact on our liquidity and could result in us pursuing additional capital in the form of additional debt or equity issuances. If we are unable to acquire additional capital, our financial condition, cash flow, and the amount available for distributions to our common stockholders could be adversely affected.

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

We have opted out of provisions of the MGCL relating to deterring or defending hostile takeovers.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder (as defined in the statute) or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•
any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any person, provided that the business combination is first approved by our board of directors.

Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. As permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our stock.

Our decision to opt out of the above provisions of the MGCL removes certain protections of the MGCL that may otherwise deter a hostile takeover or assist us in defending against a hostile takeover. There is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the above provisions of the MGCL and prevent an undesired change of control by an interested stockholder.

Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if the director performs his or her duties in good faith, in a manner the director reasonably believes to be in the corporation’s best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our directors and officers and permits us to indemnify our employees and agents for actions taken by them to the maximum extent permitted under Maryland law. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. We have also entered into indemnification agreements with each of our directors and executive officers, which obligate us to indemnify such persons in certain circumstances, including if they are or are threatened to be made a party to, or witness in, any proceeding by reason of their status as a present or former director or officer of us. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to our stockholders.

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

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including the Managed REITs, publicly traded REITs, other REITs and institutional investment funds. Moreover, development of self storage facilities has increased in recent years, which has intensified competition, and we expect it will continue to do so as newly developed facilities are opened. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs, and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

We may not be successful in identifying and consummating suitable acquisitions, or integrating and operating acquired properties, which may adversely impact our growth and results of operations.

We expect to make future acquisitions of self storage properties. We may not be successful in identifying and consummating suitable acquisitions that meet our criteria, which may impede our growth. We may encounter competition when we seek to acquire properties, especially for brokered portfolios. Aggressive bidding practices by prospective acquirers have been commonplace and this competition also may be a challenge for our acquisition strategy and potentially result in our paying higher prices for acquisitions, including, in some instances, paying consideration for certain properties that may be more than others are willing to pay for such properties. Should we pay higher prices for self storage properties or other assets, our operating results may suffer. Furthermore, when we acquire self storage properties, we will be required to integrate them into our then-existing portfolio. The acquired properties may turn out to be less compatible with our acquisition strategy than originally anticipated, may cause disruptions in our operations, or may divert management’s attention away from day-to-day operations, which could impair our results of operations. Our ability to acquire or integrate properties may also be constrained by the following additional risks:

•
we face competition from national (e.g., large public and private self storage companies, institutional investors and private equity funds), regional and local owners, operators and developers of self storage properties, which may result in higher property acquisition prices and reduced yields;
•
the inability to achieve satisfactory completion of due diligence investigations and other customary closing conditions;
•
we may fail to finance an acquisition on favorable terms or at all;
•
spending more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties;
•
the inability to accurately estimate physical occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired property up to an acceptable level of quality to meet our expected standards; and
•
we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties.

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

Additionally, although we require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal, or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement or otherwise comply with applicable laws, including environmental, health and safety laws. The storage of such materials or violation of applicable laws might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have a material adverse impact on our business, financial condition, and results of operations.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, including our ability to obtain required permits and approvals, which may adversely affect our business, financial condition, and results of operations.

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

In certain cases, we protect our customers’ goods pursuant to our tenant protection program or other arrangements that may, in some cases, be subject to governmental regulation, which may adversely affect our results.

In certain cases, we provide a tenant protection program to customers at our properties, and in certain other cases, we protect our customers goods through other arrangements. We earn fees in connection with these arrangements. These arrangements, including the payments associated with these arrangements, may be subject to state-specific or provincial-specific governmental regulation. Such regulatory authorities generally have broad discretion to promulgate, interpret and implement regulations, to adopt new or additional licensing requirements, to grant, renew and revoke licenses and approvals, and to evaluate compliance with regulations through periodic examinations, audits, investigations and inquiries. In addition, there has been and may continue to be regulatory or private action in the jurisdictions in which we operate. Although the marketing of, and management procedures associated with, these arrangements were designed to navigate the regulatory environment in which we operate, as a result of regulatory or private action in any jurisdiction in which we operate, we may be temporarily or permanently suspended from generating revenue with respect to these arrangements, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.

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

We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic which impacts the United States, Canada and the markets in which we operate and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a continuing material impact on the demand for self storage space resulting from the COVID-19 pandemic as of the date of this report, if the pandemic or the effects of government responses to the pandemic causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as protection plans, tenant insurance or similar programs. Accordingly, reductions in the ability and willingness of customers to visit our facilities as a long-term effect of the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns and changes in behavior as a result of a pandemic could also impact the availability of site-level personnel, which could adversely affect our ability to adequately manage our facilities. In order to prevent the spread of COVID-19 there have been, and may continue to be, temporary shut downs or restrictions placed on businesses by cities, counties, states, or the federal government. These orders have impacted, and may continue to impact, our facilities and operations. The ultimate extent of the impact of the COVID-19 pandemic or any future pandemics on our business, financial condition, liquidity, results of operations and prospects will be driven primarily by the duration, spread, and severity of the pandemic itself, the effectiveness of vaccine and treatment developments, including against variants of COVID-19, public adoption rates of vaccines, including booster shots, as well as the duration of indirect economic impacts and potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are unable to estimate the effect of these factors on our business, financial condition, liquidity, results of operations and prospects at this time.

Risks Related to Investments in Real Estate

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For the month of December 2022, approximately 23.0%, 20.1%, and 9.8% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively.

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

Our real estate assets may decline in value and be subject to significant impairment losses, which may reduce our net income.

We evaluate our real property assets for impairment based on events and changes in circumstances that may impact the carrying amounts of such assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. These key assumptions are subjective in nature and may differ materially from actual results. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property asset and recognize an impairment loss. Additionally, changes in our disposition strategy or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss, and such loss may be material to our financial condition or operating performance.

The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available. These subjective assessments have a direct effect on our net income because recording an impairment loss results in an immediate negative adjustment to net income, which may be material.

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
•
increased inflation above our ability to pass along comparable rent increases to our customers; and
•
changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. Our self storage facilities, including related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. As a result, our ability to sell one or more of our self storage facilities in response to changes in economic, industry, or other conditions, may be limited. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of facilities that otherwise would be in our best interest. Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our business and financial condition.

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

All real property, including our self storage properties, and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the generation, use, storage, treatment, transportation, release, and disposal of solid and hazardous materials and wastes, and the remediation of contamination. Some of these laws and regulations may impose joint and several liability on customers, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal at the time. This liability could be substantial. In addition, the presence of hazardous substances (including asbestos or asbestos-containing materials and mold), or the failure to properly remediate these substances, may expose us to legal actions, and may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

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

We cannot assure our stockholders that the independent third party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities, or that a prior owner, occupant, or neighbor of a property did not create a material environmental condition not known to us. We also cannot assure that the current environmental condition of our properties will not be affected by neighbors and occupants, by the condition of nearby properties, or by other unrelated third parties. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. Finally, we cannot assure our stockholders that our business, assets, results of operations, liquidity, or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

Climate change may adversely affect our business, financial condition, cash flows and results of operations.

Climate change, including the impact of global warming, creates physical and financial risks. Physical risks from climate change include an increase in sea levels and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g., floods, tornadoes or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, tornadoes, hurricanes, tropical storms, wildfires, and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively affect our financial performance. To the extent any of these events results in significant damage to or closure of one or more of our properties, our operations and financial performance could be adversely affected through an inability to lease or re-lease the property. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, transition risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws or regulations may require material expenditures by us. For example, various federal, state, and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our properties, increase the costs of maintaining or improving our properties or developing new properties, or increase taxes and fees assessed on us or our properties.

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

For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. Accordingly, the assessed value and resulting property tax we pay is less than it would be if the properties were assessed at current values. If Proposition 13 is repealed or amended in a way that reduces its beneficial impact, our property tax expense could increase substantially for our properties located in California, adversely affecting our net operating income and cash available for distributions.

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

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. In particular, we have a Credit Facility with KeyBank, National Association of up to $700 million, of which approximately $618.2 million was outstanding as of December 31, 2022. We are also party to the Note Purchase Agreement, whereby we issued to the purchasers an aggregate of $150 million of secured notes payable. The notes carry a fixed interest rate of 4.53%, which may increase to 5.28% if certain leverage thresholds are not achieved. The credit facility and the notes are subject to a series of financial and other covenants. See Note 5 – Debt, for additional information. We may also incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

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

We currently have outstanding debt payments which are indexed to variable interest rates. We may also incur additional debt or issue preferred equity in the future which rely on variable interest rates. Increases in these variable rates have occurred and may continue in the future which increases our interest costs and preferred equity distribution payments, which would likely reduce our cash flows and potentially negatively impact our ability to continue to pay distributions at the current rate to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Further, as a result of the discontinuation of the London Interbank Offered Rate, or LIBOR, beginning in 2021, our variable rate debt is currently indexed to the Secured Overnight Financing Rate, or SOFR. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements, backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time. As a result, the amount of interest we may pay on our credit facilities is difficult to predict.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at the regular corporate rate, which would reduce our net earnings available for investment or distribution to stockholders. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. In addition, we would no longer be required to make distributions to stockholders, and distributions we do make would no longer qualify for the dividends paid deduction. In addition, if we fail to qualify as a REIT, we may be required to repurchase the Series A Convertible Preferred Stock. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax and redeem holders of the Series A Convertible Preferred Stock.

In the event that any REIT we have acquired in a nontaxable merger transaction, including SST IV or SSGT II, is found to have failed to qualify as a REIT for any period prior to our acquisition, we may be liable for certain entity level taxes of such acquired REIT for such tax periods as a result of such acquisition, that could substantially reduce our cash available for distribution, including cash available to pay dividends to our stockholders, because the acquired REIT would be subject to U.S. federal corporate income tax on its net income for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income).

In addition, if any such acquired REIT, including SST IV or SSGT II, failed to qualify as a REIT for any taxable period prior to our acquisition, in the event of a taxable disposition of an asset formerly held by such acquired REIT during a period of up to five years following our acquisition, we would be subject to U.S. federal corporate income tax with respect to any built-in gain inherent in such asset as of the closing of our acquisition.

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

To qualify as a REIT, and to avoid the payment of U.S. federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us.

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

If any of our partnerships fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status may be terminated.

We intend to maintain the status of our partnerships, including our Operating Partnership, as partnerships for federal income tax purposes. However, if the Internal Revenue Service (IRS) were to successfully challenge the status of any of our partnerships as a partnership, it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it generally would be subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also cause us to fail to qualify as a REIT, which would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments.

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

Any net taxable income earned by our taxable REIT subsidiaries, or TRSs, will be subject to federal and possibly state corporate income tax. We have elected to treat SmartStop TRS, Inc. as a TRS, and we may elect to treat other subsidiaries as TRSs in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of federal income taxation. For example, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a TRS if the economic arrangements between the REIT, the REIT’s customers, and the TRS are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state, and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income, or UBTI, to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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
•
part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and
•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts which are exempt from federal income taxation under Sections 501(c)(7), (9), or (17) of the Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

In order to maintain our REIT qualification and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, timing differences between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows, and our ability to pay distributions to our stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Individuals with incomes below certain thresholds are subject to taxation at a 15% qualified dividend rate for federal income tax purposes. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to dividends paid by a REIT, unless such dividends represent earnings on which the REIT itself has been taxed. As a result, dividends (other than capital gain dividends) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a deduction for REIT dividends of up to 20%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock.

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

We believe, but cannot guarantee, that we will be a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

Legislative or other actions affecting REITs materially and adversely affect our stockholders and us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our stockholders and us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in other entities more attractive relative to an investment in a REIT.

ERISA Risks

If our assets are deemed to be plan assets, we may be exposed to liabilities under Title I of Employee Retirement Income Security Act of 1974, or ERISA, and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that we will meet the “publicly-offered securities” exception and the “operating company” exception under the plan asset regulations. We note, however, that because certain limitations are imposed upon the transferability of shares of our common stock so that we may qualify as a REIT, and perhaps for other reasons, it is possible that these exceptions may not apply. If that is the case, and if we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2022, we owned 153 operating self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington and Wisconsin) and the Greater Toronto Area of Ontario, Canada, comprising approximately 103,000 units and approximately 11.8 million rentable square feet.

See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2022, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.4%	92.7%	0.7%
Arizona	4	3,130	329,100	2.8%	91.9%	2.7%
California	29	19,195	2,030,300	17.1%	92.3%	20.1%
Colorado	8	4,550	493,085	4.2%	89.8%	3.6%
Florida	26	19,870	2,363,100	20.1%	93.1%	23.0%
Illinois	6	3,785	429,500	3.6%	91.4%	2.9%
Indiana	2	1,030	112,700	1.0%	91.3%	0.6%
Massachusetts	1	840	93,200	0.8%	93.8%	1.9%
Maryland	2	1,610	169,500	1.4%	91.7%	1.4%
Michigan	4	2,220	266,100	2.3%	92.9%	1.8%
New Jersey	2	2,350	205,100	1.7%	90.6%	1.8%
Nevada	9	7,160	865,000	7.3%	92.0%	6.9%
North Carolina	19	9,190	1,192,400	10.1%	92.8%	8.4%
Ohio	5	2,310	279,700	2.4%	91.7%	1.5%
South Carolina	3	1,940	246,000	2.1%	93.6%	1.6%
Texas	12	6,960	919,300	7.8%	93.0%	6.7%
Virginia	1	830	71,100	0.6%	92.8%	0.8%
Washington	5	3,427	390,545	3.3%	89.3%	3.3%
Wisconsin	1	780	83,400	0.7%	91.0%	0.5%
Ontario, Canada	13	10,610	1,092,300	9.3%	93.2%	9.8%
Total	153	102,877	11,794,730	100%	92.4%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,400 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,016,000 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2022.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2022.

Additionally, we own our office located at 10 Terrace Rd, Ladera Ranch, California (the “Ladera Office”) which houses our corporate headquarters.

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, five of which were operating properties and one of which was under development as of December 31, 2022. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, two of which were operational and one of which was under development as of December 31, 2022. These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. On May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we and SmartCentres intend to develop into a self storage facility in the future. Subsequent to December 31, 2022, on January 12, 2023 we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, acquired a parcel of land in Whitby, Ontario (the "Whitby Property"), that we and SmartCentres intend to develop into a self storage facility in the future.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures in the Greater Toronto Area, Canada as of December 31, 2022 and 2021:

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of December 31, 2022	Carrying Value of Investment as of December 31, 2021
Dupont (1)	October 2019	$4,245,434	$-
East York (2)	June 2020	6,039,951	6,393,576
Brampton (2)	November 2020	2,166,186	2,354,346
Vaughan (2)	January 2021	2,625,089	2,871,265
Oshawa (2)	August 2021	1,506,798	1,801,413
Scarborough (2)	November 2021	2,364,175	2,862,677
Aurora (1)	December 2022	2,546,407	-
Kingspoint (2)	March 2023	3,342,969	2,660,007
Markham (1)	Under Development	1,038,541	-
Regent (3)	Under Development	2,646,532	-
		$28,522,082	$18,943,284
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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 1, 2023, we had approximately 88.9 million Class A Shares outstanding and approximately 8.1 million Class T Shares outstanding, held by a total of approximately 19,500 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on January 9, 2017. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares. On March 7, 2022, our board of directors approved the suspension of our distribution reinvestment plan and share redemption program such that distributions for the month of March 2022, payable on April 15, 2022, were paid in cash. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

Determination of Estimated Per Share Net Asset Value

On December 6, 2022, our board of directors (the “Board”), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established an estimated net asset value per share (“Estimated Per Share NAV”). The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2022 (the “Valuation Date”). We provided this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231, with respect to customer account statements. This valuation was performed in accordance with the provisions of the Institute for Portfolio Alternatives Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued in April 2013 (the “IPA Valuation Guidelines”).

The Committee, which is composed solely of independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

The Estimated Per Share NAV was determined after consultation with our management and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the Committee. Stanger prepared an appraisal report (the “Stanger Appraisal Report”) summarizing key information and assumptions and providing an appraised value range on 156 wholly-owned properties and six properties held in unconsolidated joint ventures in our portfolio as of September 30, 2022 (collectively, the “Stanger Appraised Properties”). Stanger also prepared a net asset value report (the “Stanger NAV Report”) which estimates the net asset value range per share of each of our Class A common stock and Class T common stock as of September 30, 2022. The Stanger NAV Report relied upon: (i) the Stanger Appraisal Report for the Stanger Appraised Properties; (ii) Stanger’s estimated value range of our advisory, asset management and property management businesses and certain joint ventures (the “Managed REIT Platform”); (iii) Stanger’s estimated fair market value of our secured mortgage debt and other debt outstanding; (iv) Stanger’s estimated value range of our unconsolidated joint ventures (the “Unconsolidated Joint Ventures”); and (v) our estimate of the value of our cash, other assets, and liabilities, to calculate an estimated net asset value range per share of our common stock. The process for estimating the value of our assets and liabilities was performed in accordance with the provisions of the IPA Valuation Guidelines.

After considering all information provided, including the Committee’s receipt and review of the Stanger Appraisal Report and the Stanger NAV Report (the “Reports”), and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $14.15 to $16.38, with a mid-point estimated value per share of $15.21, as indicated in the Stanger NAV Report was reasonable and recommended to the Board that it adopt $15.21 as the Estimated Per Share NAV for our Class A shares and Class T shares.

The table below sets forth the calculation of our Estimated Per Share NAV as of September 30, 2022 and the Company’s previous estimated value per share as of June 30, 2021:

	September 30,	June 30,
Assets	2022	2021
Real Estate Properties	$2,713,719,123	$2,447,983,782
Additional assets
Cash	41,193,848	26,580,765
Restricted Cash	8,673,253	7,276,448
Investments in Unconsolidated JV's	53,382,222	38,682,262
Other assets	68,191,538	22,216,661
Managed REIT Platform	124,780,000	86,330,000
Total Assets	$3,009,939,984	$2,629,069,918
Liabilities
Debt	$1,043,438,537	$852,742,137
Mark-to-market on mortgage debt	(37,004,302)	20,863,687
Accounts payable and accrued liabilities	29,981,882	24,971,716
Due to affiliates	409,730	92,545
Distributions payable	9,088,802	8,088,854
Total Liabilities	$1,045,914,649	$906,758,939
Net Asset Value	1,964,025,335	1,722,310,979
Preferred Equity (1)	-	-
Net Asset Value to Common	$1,964,025,335	$1,722,310,979
Net Asset Value for Class A shares	$1,841,027,171	$1,601,952,979
Number of Class A shares outstanding(1)(2)	121,023,898	106,199,040
Estimated value per Class A share	$15.21	$15.08
Net Asset Value for Class T shares	$122,998,164	$120,358,000
Number of Class T shares outstanding	8,085,550	7,978,951
Estimated value per Class T share	$15.21	$15.08

(1)
The outstanding shares of the Series A Convertible Preferred Stock are convertible into shares of the Company’s Class A common stock on or after the second anniversary of the effective date (October 29, 2021) of that certain preferred stock purchase agreement by and between the Company and Extra Space Storage LP (the “Preferred Stock Purchase Agreement”). Upon a liquidation, the holder of the Series A Convertible Preferred Stock would receive the greater of the Liquidation Amount (as defined in the Preferred Stock Purchase Agreement) or the amount that would have been payable upon conversion of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock. For purposes of this analysis, Stanger assumed the conversion of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock based on the conversion price, as described in the Preferred Stock Purchase Agreement, of $10.66.
(2)
Includes outstanding units in SmartStop OP, L.P., the Company’s operating partnership (the “Operating Partnership”) (“OP Units”) and unvested restricted stock and unvested OP Units issued to the Company’s directors and management.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the Board considered the recommendation of the Committee, the Reports provided by Stanger and information provided by the Company. Our goal in calculating the Estimated Per Share NAV is to arrive at a value that is reasonable and supportable using what the Committee and the Board each deems to be appropriate valuation methodologies and assumptions.

FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its Estimated Per Share NAV. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of the Company’s assets less its liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of the Company’s assets and liabilities or the amount the Company’s shares of common stock would trade at on a national securities exchange. The estimated asset values may not, however, represent current market value or book value. The estimated value range of the Stanger Appraised Properties does not necessarily represent the value the Company would receive or accept if the assets were marketed for sale.

The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.

Independent Valuation Firm

Stanger was selected by the Committee to appraise and provide a value on the Stanger Appraised Properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with the Company. The compensation the Company paid to Stanger related to the valuation is based on the scope of work and not on the appraised values of the Company’s real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Report was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for the Company’s common stock in connection with possible purchases thereof or the acquisition of all or any part of the Company.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by the Company in connection with public securities offerings, private placements, business combinations, and similar transactions.

The Company does not believe that there are any material conflicts of interest between Stanger, on the one hand, and the Company, and their affiliates, on the other hand. The Company engaged Stanger, with approval from the Committee, to deliver its Reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, the Company has agreed to indemnify Stanger against certain liabilities arising out of this engagement. A special committee of the Board previously engaged Stanger to serve as a financial advisor in connection with the Company’s acquisition of Strategic Storage Growth Trust, Inc., Strategic Storage Trust IV, Inc., Strategic Storage Growth Trust II, Inc. and the Managed REIT Platform acquired from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC) (“SAM”) and Stanger provided fairness opinions in connection with certain of those transactions, for which Stanger was paid usual and customary fees. In addition, Stanger was previously engaged by the Committee and performed a net asset value calculation for the Company for the periods ended June 30, 2021, December 31, 2019 and March 31, 2019. In 2021, Stanger was also engaged to provide other financial advisory services to the Company. Finally, Stanger served as a financial advisor in the negotiation and closing of the Series A Convertible Preferred Stock by Extra Space Storage LP, a subsidiary of Extra Space Storage Inc. Stanger may from time to time in the future perform other services for the Company or its managed REITs, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Report.

Although Stanger considered any comments received from the Company relating to their Reports, the final appraised value ranges of the Company’s real estate properties were determined by Stanger for the Stanger Appraised Properties. The Reports are addressed solely to the Committee to assist it in calculating and recommending to the Board an Estimated Per Share NAV of the Company’s common stock. The Reports are not addressed to the public, may not be relied upon by any other person to establish an Estimated Per Share NAV of the Company’s common stock, and do not constitute a recommendation to any person to purchase or sell any shares of the Company’s common stock.

The foregoing is a summary of the standard assumptions, qualifications, and limitations that generally apply to the Reports. The Reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports.

Real Estate Valuation

As described above, the Company engaged Stanger to provide an appraisal containing a range of market value of the Stanger Appraised Properties consisting of 156 wholly-owned properties and six properties held in unconsolidated joint ventures in the Company’s portfolio as of September 30, 2022. In preparing the Stanger Appraisal Report, Stanger, among other things:

•
performed a site visit of the Stanger Appraised Properties in the context of this assignment or prior assignments;
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

Stanger employed the income approach to estimate the value range of the Stanger Appraised Properties (other than the office condominium located in Ladera Ranch, CA), which involves an economic analysis of the property based on its potential to provide future net annual income. A direct capitalization analysis was used to determine the value range of the portfolio by valuing each Stanger Appraised Property in the portfolio. The direct capitalization analysis was based upon the stabilized net operating income of each property capitalized at an appropriate capitalization rate for each property based upon property characteristics and competitive position and market conditions at the date of the appraisal. Stanger deducted estimated lease up costs for properties that were not considered stabilized and adjusted the value conclusion of properties that suffered from deferred maintenance. Stanger employed the sales comparison approach to value the office condominium located in Ladera Ranch, CA, which utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property.

Stanger prepared the Stanger Appraisal Report, which summarizes key inputs and assumptions, providing a value for each of the Stanger Appraised Properties it appraised using financial information provided by the Company. From such review, Stanger selected the appropriate direct capitalization rate in its direct capitalization analysis.

The total aggregate purchase price of the wholly-owned appraised properties in the Stanger Appraisal Report was approximately $1.9 billion. In addition, through the Valuation Date, the Company had invested approximately $77 million in capital improvements on these real estate assets since inception. As of the Valuation Date, the total value range of the wholly-owned appraised properties was approximately $2.6 billion to $2.9 billion. The mid-point appraised value of approximately $2.7 billion represents an approximately 37% increase in the total value of the real estate assets over the aggregate purchase price and aggregate improvements. The following summarizes the key assumptions that were used in the direct capitalization models to arrive at the mid-point appraised value of the Stanger Appraised Properties:

Assumption	Range	Weighted Average
Direct Capitalization rate	4.25% to 5.75%	4.95%

While the Company believes that Stanger’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of the Stanger Appraised Properties and thus, the Estimated Per Share NAV. The table below illustrates the impact on the Estimated Per Share NAV if the direct capitalization rates were adjusted by 25 basis points or 5%, assuming the mid-point value conclusion for each Stanger Appraised Property is based on the method being sensitized and all other factors remain unchanged:

	Estimated Per Share NAV due to:
	Increase 25 Basis Points	Decrease 25 Basis Points	Increase 5.0%	Decrease 5.0%
Direct Capitalization Rate	$14.15	$16.38	$14.18	$16.36

Debt

Values for the Company’s secured mortgage debt and other Company debt outstanding (the “Outstanding Debt”) were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for debt with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, customary affirmative and negative covenants, prepayment terms, and collateral attributes. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates ranged from 4.35% to 6.20% for the Outstanding Debt.

As of September 30, 2022, Stanger’s estimated fair value of the Company’s consolidated Outstanding Debt was approximately $1.0 billion. The weighted-average discount rate applied to the future estimated debt payments of the Outstanding Debt was approximately 5.39%.

While the Company believes that Stanger’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the estimated value of the Outstanding Debt and thus, the Estimated Per Share NAV. The table below illustrates the impact on the Estimated Per Share NAV if the market interest rate of the Outstanding Debt were adjusted by 25 basis points or 5%, and assuming all other factors remain unchanged:

Estimated Per Share NAV due to:
Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
$15.14	$15.28	$15.13	$15.29

Cash, Other Assets, Other Liabilities and Preferred Equity

The fair value of the Company’s cash, other assets, and other liabilities were estimated by the Company to approximate carrying value as of the Valuation Date. In estimating the fair value of the Series A Convertible Preferred Stock, Stanger considered the conversion feature of the Series A Convertible Preferred Stock, as described above, and determined that as of the Valuation Date it would have been dilutive since the conversion value of $10.66 per share is at a lower value than the Estimated Per Share NAV determined by the Board as of the Valuation Date. Therefore, Stanger assumed the Series A Convertible Preferred Stock was converted into common shares and was included in the fully diluted share count as of the Valuation Date. The carrying value of a majority of the Company’s other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as intangible assets and liabilities and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments. These amounts include investments in and advances to our managed REITs.

Managed REIT Platform Value

To derive the estimated value range of the Managed REIT Platform, Stanger estimated the market value associated with the Company’s asset management and property management contracts (the “Management Contracts”) with the Company, Strategic Storage Growth Trust III, Inc. (“SSGT III”) and Strategic Storage Trust VI, Inc. (“SST VI”) using a comparable transactions analysis. Stanger considered the projected fee income from the Management Contracts and the associated reasonable expenses to support such activities to derive an EBITDA projection for the 12 month period (the “Projected EBITDA”) following the Valuation Date. Stanger then applied a range of EBITDA multiples to the Projected EBITDA to derive an estimated value range associated with the Management Contracts.

To derive the estimated value range of the Managed REIT Platform, Stanger also estimated the market value associated with the agreements between the Company, SSGT III and SST VI related to the tenant insurance, tenant protection plans or similar programs (“Tenant Protection Programs”) using a direct capitalization approach. Stanger considered the projected Tenant Protection Program income and related reasonable expenses to derive an EBITDA projection for the 12 month period (the “Projected TI EBITDA”) following the Valuation Date. Stanger then applied a range of capitalization rates to the Projected TI EBITDA to derive an estimated value range associated with the Tenant Protection Programs.

Unconsolidated Joint Ventures Value

The Company holds interests in unconsolidated entities in joint ventures with SmartCentres Real Estate Investment Trust, which own self storage properties or properties in various stages of planning and development into self storage properties located in Canada. Stanger estimated the fair market value range of the Unconsolidated Joint Ventures by: (i) utilizing the value range of the properties owned by the Unconsolidated Joint Ventures based upon the Stanger Appraisal Report; (ii) adding the other tangible assets held by the Unconsolidated Joint Ventures; (iii) deducting the other tangible liabilities held by the Unconsolidated Joint Ventures; and (iv) taking the resulting equity from the Unconsolidated Joint Ventures and processing such equity through the Unconsolidated Joint Venture agreement as it pertains to capital distribution allocations, to determine the amount of equity attributable to the Company.

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

The Board’s Determination of the Estimated Per Share NAV

Based upon a review of the Reports provided by Stanger, upon the recommendation of the Committee, the board of directors estimated the Estimated Per Share NAV for each of the Class A common stock and Class T common stock to be $15.21.

Limitations of Estimated Per Share NAV

The various factors considered by the Board in determining the Estimated Per Share NAV were based on a number of assumptions and estimates that may not be accurate or complete. As disclosed above, we are providing the Estimated Per Share NAV to assist broker-dealers that participate, or participated, in our public offering in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that:

•
a stockholder would be able to resell his or her Class A shares of common stock or Class T shares of common stock at the Estimated Per Share NAV;
•
a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of its liabilities or a sale of our Company;
•
our shares of Class A common stock and Class T common stock would trade at the Estimated Per Share NAV on a national securities exchange;
•
a different independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or
•
the Estimated Per Share NAV, or the methodology used to estimate the Estimated Per Share NAV, will be found by any regulatory authority to comply with the Employee Retirement Income Security Act (ERISA), the Internal Revenue Code of 1986, as amended, or other regulatory requirements.

Similarly, the amount a stockholder may receive upon repurchase of their shares, if they participate in our share redemption program and such redemption program is available, may be greater than or less than the amount a stockholder paid for the shares, regardless of any increase in the underlying value of any assets owned by us.

The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2022. The Estimated Per Share NAV was based upon 129,109,448 shares of common equity or equivalent interests outstanding as of September 30, 2022, which was comprised of (i) 88,857,061 Class A shares of our common stock, of which 145,233 are unvested restricted Class A common stock issued to our directors and employees, plus (ii) 8,085,550 outstanding Class T shares of our common stock, plus (iii) 18,761,726 shares related to the assumed conversion of the Series A Preferred Stock into common shares, plus (iv) 13,405,111 OP Units, of which 809,581 are unvested OP Units issued to our directors and executive officers. Such OP Units are, or will be upon vesting (as applicable), exchangeable on a one-for-one basis into Class A shares of our common stock.

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

For 2021, we paid a total of approximately $64.1 million in distributions, which consisted of approximately $45.7 million to our common stockholders, approximately $6.1 million to our OP Unit holders, and approximately $12.3 million to our preferred stockholder. Approximately $36.7 million of the 2021 total distributions, comprised of approximately 80% of our common stockholder distributions and none of our preferred stockholder distributions, constituted a non-taxable return of capital.

For 2022, we paid a total of approximately $74.4 million in distributions, which consisted of approximately $54.6 million to our common stockholders, approximately $7.3 million to our OP Unit holders, and approximately $12.5 million to our preferred stockholder. Approximately $28.0 million of the 2022 total distributions, comprised of approximately 51.3% of our common stockholder distributions and none of our preferred stockholder distributions, constituted a non-taxable return of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2021 and 2022:

Quarter	OP Unit Holders(1)	Preferred Stockholder(2)	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2021	$1,377,906	$2,928,620	$8,748,732	$0.15
2nd Quarter 2021	$1,549,658	$3,082,192	$11,899,179	$0.15
3rd Quarter 2021	$1,615,264	$3,116,438	$12,586,324	$0.15
4th Quarter 2021	$1,596,944	$3,150,685	$12,487,739	$0.15
1st Quarter 2022	$1,597,751	$3,150,685	$12,424,264	$0.15
2nd Quarter 2022	$1,763,224	$3,082,192	$13,020,126	$0.15
3rd Quarter 2022	$1,903,553	$3,116,438	$14,710,548	$0.15
4th Quarter 2022	$2,036,687	$3,150,685	$14,480,242	$0.15

(1)
Declared distributions are paid monthly in arrears.
(2)
Declared distributions are paid quarterly in arrears. See Note 6 – Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report, for additional information.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our 2022 Long-Term Incentive Plan (the "Plan") as of December 31, 2022, under which we are able to issue various forms of equity based compensation.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	9,978,272
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	9,978,272

(1)
The total number of shares of stock reserved for issuance under the Plan is 10,000,000 shares in the aggregate, less amounts already issued under the plan.

Recent Sales of Unregistered Securities

We did not have any recent sales of unregistered securities during the period covered by this Annual Report that were not disclosed in a quarterly report on Form 10-Q or current report on Form 8-K.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2022, approximately $76.6 million of common stock was available for redemption and none was included in accrued expenses and other liabilities as of December 31, 2022. During the three months ended December 31, 2022, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2022	—	$—	—	3,971,919	(1)
November 30, 2022	—	—	—	3,971,919	(1)
December 31, 2022	—	—	—	3,971,919	(1)

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

The performance graph below is a comparison of the cumulative total return of our shares of Class A common stock, the Standard and Poor’s 500 Index (“S&P 500”), the FTSE NAREIT All Equity REITs Index and the Russell 2000 Index (“Russell 2000”), assuming a starting investment of $100 on December 31, 2017 and reinvestment of distributions. The value of an investment in SmartStop reflects the customer account statement value in effect and does not factor in deductions for upfront fees and expenses paid at the time of investment. We currently have Class A and Class T common stock outstanding, with varying performance results between each class due to differences in class-specific fees and expenses. Class A is pictured in the graph below. There can be no assurance that the performance of our Class A shares will continue in line with the same or similar trends depicted in the performance graph.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. According to the Inside Self Storage Top-Operators List for 2022, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of December 31, 2022, our wholly-owned portfolio consisted of 153 self storage properties diversified across 19 states and Canada comprising approximately 103,000 units and 11.8 million net rentable square feet. Additionally, we had 50% equity interests in ten unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of seven operating self storage properties, two parcels of land under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT ("SSGT III" and together with SST VI, the "Managed REITs"), both of which pay us fees to manage these programs and manage their 19 operating self storage properties (as of December 31, 2022).

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured and unsecured debt financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada both internally and through our Managed REITs, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire undermanaged facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of December 31, 2022, 19 operating properties and approximately 14,600 units and approximately 1.8 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

Industry Outlook

Self storage industry fundamentals remain strong relative to historical operating levels, with many properties operating at optimal revenue-producing occupancy. Additionally, favorable industry dynamics have resulted in above-average pricing power for self storage operators. Operators are able to achieve high same-store occupancy levels through a diverse base of customer demand from individuals as well as businesses. As of the end of the second quarter of 2022, according to the 2023 Self Storage Almanac, the industry average occupancy was 93.4%. As of December 31, 2022, the U.S. listed REITs averaged ending same-store occupancy of 92.1%. While these occupancy levels are down from the prior year, they are above historical averages. Additionally, the self storage industry maintained strong occupancy and revenue growth throughout the height of the COVID-19 pandemic and in the time that has followed, exemplifying how the fundamentals of self storage can continue to capture demand in the face of a variety of a challenging operating environment. Based on these favorable supply and demand dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles. Likewise, we expect moderate growth in new supply through 2024. We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of that strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. Although property taxes were moderated through assessment challenges over the past two years, we expect elevated property tax increases in our sector in the coming years. We expect same-store expense growth resulting from increases in employee costs, property insurance and property taxes in 2023, to be partially offset by operating efficiencies gained from leveraging technology and solar initiatives. Even with these offsets, we believe the sector will see above-historical average same store expense increases in the near term.

Critical Accounting Policies and Estimates

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

We believe that our critical accounting policies include the following: real estate acquisition valuation; the evaluation of whether any of our long-lived assets have been impaired; the valuation of goodwill and related impairment considerations, the valuation of our trademarks and related impairment considerations, the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Acquisition Valuation

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

Real Property Assets Valuation

We evaluate our real property assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of such assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions, such as, but not limited to, comparative sales, estimated cash flow, and other similar valuation techniques. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property asset and recognize an impairment loss. Our evaluation of the impairment of real property assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.
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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges were recognized during the years ended December 31, 2022 or 2021. During 2020, with the emergence of the COVID-19 Pandemic and the resulting volatility and disruption of the economy and capital markets, and the ability of our Managed REITs to raise additional equity in light of the foregoing, we recorded various impairments to goodwill and other intangible assets, related to our Managed REITs.

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

Estimated Useful Lives of Real Property Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the challenges associated with the pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive growth in self storage demand, which generally contributed to our results through the twelve months ended December 31, 2022. As rental activity, occupancy levels, and rental rates increased during the second half of 2020 and through 2022, our financial performance has continued to be strong. However, occupancy, same-store growth and overall results have started to normalize and are expected to normalize further over the coming quarters as the comparable periods change.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home price appreciation and new home sales. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

In addition to the sector’s numerous historical demand drivers, one demand driver that increased substantially during the COVID-19 pandemic is the trend towards working from home, or hybrid work environment. We believe the need for work space in residences will continue to be a driver of storage demand in 2023 and going forward, which could partially offset a potential reduction in population migration caused by a softening housing market.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed interest rates for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to acquire self storage properties in an as accretive manner going forward.

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

As of December 31, 2022 and 2021, we wholly-owned 153 and 139 operating self storage facilities, respectively. Our operating results for the year ended December 31, 2022 included full year period results for 139 operating self storage facilities and partial period results for 14 operating self storage facilities acquired during the year ended December 31, 2022. Our operating results for the year ended December 31, 2021 included full year periods for 112 operating self storage facilities and partial period results for 27 operating properties. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed below, the results of operations presented herein cover a period of time prior to the SST IV Merger and SSGT II Merger. Our 2021, 2022 and future operating results have been and will continue to be significantly impacted by these mergers as a result of collectively acquiring 34 operating self storage facilities and 50% equity interests in nine unconsolidated real estate ventures, as well as the elimination of management fees that we previously earned from SST IV and SSGT II. Over time we expect the SSGT II Merger and SST IV Merger to be accretive to FFO, as adjusted, primarily as the former SST IV and SSGT II properties eventually reach higher levels of either physical or economic occupancy or both.

Comparison of the Years Ended December 31, 2022 and 2021

Total Self Storage Revenues

Total self storage related revenues for the years ended December 31, 2022 and 2021 were approximately $200.2 million and $158.2 million, respectively. The increase in total self storage revenues of approximately $42.0 million, or 26.6%, is primarily attributable to an increase in same-store revenues of approximately $16.0 million, or 12.9%, (as a result of higher rent per occupied square foot), an increase in revenue at the 24 operating self storage facilities acquired in connection with the SST IV Merger (approximately $10.6 million or 42.4%), the 10 operating self storage facilities acquired on June 1, 2022 in connection with the SSGT II Merger (approximately $8.8 million), and approximately $10.9 million from other non same-store self storage properties.

We expect self storage revenues to increase in future periods as our lease-up or newly acquired properties increase occupancy and/or rates, and to otherwise primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect to see increases in self storage revenues from any future acquisitions.

Managed REIT Platform Revenue

Managed REIT Platform revenue for the years ended December 31, 2022 and 2021 was approximately $7.8 million and $6.3 million, respectively. The increase in Managed REIT Platform revenue of approximately $1.5 million is primarily attributable to acquisition fee revenue growth of approximately $2.0 million from our Managed REITs, partially offset by reduced SSGT II property management fees due to the SSGT II Merger. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2022 and 2021 were approximately $4.6 million and $4.3 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2022 and 2021 were approximately $58.4 million (or 29.2% of self storage revenue) and $48.1 million (or 30.4% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including payroll expense, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $10.3 million is largely attributable to the 24 and 10 operating self storage facilities acquired in connection with the SST IV Merger and the SSGT II Merger, respectively, and to a lesser extent increases in payroll, and casualty losses related to Hurricane Ian. We expect property operating expenses to decrease as a percentage of revenue as revenues increase.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the years ended December 31, 2022 and 2021 were approximately $2.5 million and $1.5 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2022 and 2021 were approximately $4.6 million and $4.3 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2022 and 2021 were approximately $28.3 million and $23.3 million, respectively. Such expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. Additionally, during the year ended December 31, 2022, we recorded expenses of approximately $1.8 million related to our filing of an S-11 registration statement (including subsequent amendments) and related costs in pursuit of a potential offering of our common stock. The remaining increase is primarily attributable to increased professional and legal costs, transfer agent costs and compensation-related expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2022 and 2021 were approximately $64.6 million and $53.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SST IV Merger and the SSGT II Merger.

Acquisition Expenses

Other acquisition expenses for the years ended December 31, 2022 and 2021 were approximately $0.9 million and $0.9 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

The contingent earnout adjustment for the year ended December 31, 2022 and 2021 reflects an increase in the contingent earnout liability of approximately $1.5 million and $12.6 million, respectively. The contingent earnout adjustment reflects the change in the liability based on an updated valuation and changes in the discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended). The second and third tranches of the contingent earnout were earned during the year ended December 31, 2022, and no future contingent earnout adjustments will be recorded.

Write-off of equity interest and preexisting relationships upon acquisition of control

Write-off of equity interest and preexisting relationships upon acquisition of control for the year ended December 31, 2022 and 2021 was approximately $2.0 million and $8.4 million, respectively. Such expenses in 2022 represents the write-off of the intangible assets related to the SSGT II advisory agreement and property management contracts due to the termination of such contracts with the SSGT II Merger. Such expenses in 2021 primarily represents the write-off of the intangible assets related to the SST IV advisory agreement and property management contracts due to the termination of such contracts with the SST IV Merger, and to a lesser extent, the write-off of the SST IV special limited partnership interest we held in SST IV, which per the terms of the SST IV Merger, terminated without consideration.

Gain On Equity Interests Upon Acquisition

Gain on equity interests upon acquisition for the year ended December 31, 2022 and 2021 was approximately $16.1 million and none, respectively. The gain was related to recording the fair value of our preexisting special limited partnership interest in SSGT II in connection with the SSGT II Merger.

Gain on Sale of Real Estate

Gain on sale of real estate for the years ended December 31, 2022 and 2021 was none and approximately $0.2 million, respectively. The gain was related to a sale of a parcel of excess land attached to the self storage facility we own in McKinney, Texas. The sale of this parcel did not affect the operations of our McKinney, Texas property.

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 was approximately $41.5 million and $33.4 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately $8.1 million is primarily attributable to higher interest rates on our variable rate debt and an increase in our average outstanding principal balance during the year ended December 31, 2022. The increase in the average outstanding principal balance was primarily the result of the SSGT II Merger, and four other acquisitions completed in 2022, and draws used to fund the SSGT III Mezzanine Loan and SST VI Mezzanine Loan. (See Note 10 – Related Party Transactions of the Notes to the Consolidated Financial Statements, for more information.) We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the years ended December 31, 2022 and 2021 was approximately $2.4 million and $2.4 million, respectively. The net loss on debt extinguishment for the year ended December 31, 2022 is attributable to the write-off of unamortized debt issuance costs and debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022. The net loss on debt extinguishment for the year ended December 31, 2021 is attributable to the write-off of unamortized debt issuance costs on loans that were paid off in connection with the Credit Facility that was obtained in conjunction with the SST IV Merger.

Other

Other (income) expense for the years ended December 31, 2022 and 2021 was approximately $0.8 million of expense, as compared to approximately $2.1 million of expense, respectively. Other consists primarily of state franchise tax expense, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, equity in earnings attributable to our unconsolidated joint ventures, and interest and financing fee revenue earned from the SSGT III Mezzanine Loan and SST VI Mezzanine Loan. The change is primarily the result of additional interest revenue and financing fee revenue earned in 2022.

Income Tax (Expense) Benefit

Income tax benefit for the years ended December 31, 2022 and 2021 was approximately $0.6 million and $1.8 million of income, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax. The benefit recorded for the years ended December 31, 2022 and 2021 primarily related to our reduction in the related deferred tax liability that corresponded with our write-off of the management contract values related to SST IV and SSGT II recorded in connection with such mergers.

Same-Store Facility Results – Years Ended December 31, 2022 and 2021

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2021, excluding three lease-up properties we owned as of January 1, 2021) for the years ended December 31, 2022 and 2021. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2022	2021	% Change	2022	2021 (6)	% Change	2022	2021	% Change
Revenue (1)	$139,627,497	$123,648,929	12.9%	$53,111,936	$27,993,360	N/M	$192,739,433	$151,642,289	27.1%
Property operating expenses (2)	$40,085,421	38,195,089	4.9%	$18,351,689	9,932,568	N/M	58,437,110	48,127,657	21.4%
Net operating income	$99,542,076	$85,453,840	16.5%	$34,760,247	$18,060,792	N/M	$134,302,323	$103,514,632	29.7%
Number of facilities	109	109		44	30		153	139
Rentable square feet (3)	8,036,285	8,034,200		3,758,445	2,630,800		11,794,730	10,665,000
Average physical occupancy (4)	94.6%	95.1%	-0.5%	N/M	N/M		94.0%	94.3%
Annualized rent per occupied square foot (5)	$18.79	$16.46	14.2%	N/M	N/M		$18.58	$16.30

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,016,000 square feet and 937,000 square feet as of December 31, 2022 and 2021, respectively. On a same-store basis, for the same periods, parking represented approximately 680,000 square feet.

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

Our same-store revenue increased by approximately $16.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher annualized rent per occupied square foot.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Year Ended December 31,
	2022	2021
Net loss	$21,669,452	$(19,564,718)
Adjusted to exclude:
Tenant Protection Program revenue (1)	(7,455,948)	(6,520,645)
Managed REIT Platform revenue	(7,819,216)	(6,322,970)
Managed REIT Platform expenses	2,485,290	1,451,166
General and administrative	28,253,905	23,265,196
Depreciation	49,417,679	40,946,406
Intangible amortization expense	15,200,854	12,422,205
Acquisition expenses	888,009	934,838
Contingent earnout adjustment	1,514,447	12,619,744
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	8,389,573
Gain on equity interest upon consolidation	(16,101,237)	—
Gain on sale of real estate	—	(178,631)
Interest expense	41,511,911	33,383,604
Net loss on extinguishment of debt	2,393,475	2,444,788
Income tax expense (benefit)	(554,785)	(1,811,275)
Other	848,805	2,055,351
Total net operating income	$134,302,323	$103,514,632

(1) Approximately $5.4 million and $5.3 million of Tenant Protection Program revenue was earned at same store facilities during the years ended December 31, 2022 and 2021, respectively, with the remaining approximately $2.1 million and $1.2 million earned at non same-store facilities during the years ended December 31, 2022 and 2021, respectively.

Comparison of the Years Ended December 31, 2021 and 2020

The results of operations and cash flows for the years ended December 31, 2021 compared to December 31, 2020 were included in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC on March 23, 2022.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial metric promulgated by the National Association of Real Estate Investment Trusts (NAREIT), that we believe is an appropriate supplemental measure to reflect our operating performance.

We define FFO, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and real estate related asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, gains and losses from change in control are excluded from the determination of FFO. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

Presentation of FFO and FFO, as adjusted, is intended to provide useful information to investors as they compare the operating performance of different REITs. However, not all REITs calculate FFO and FFO, as adjusted, the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and FFO, as adjusted, are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and FFO, as adjusted, should be reviewed in conjunction with other measurements as an indication of our performance.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss) (attributable to common stockholders)	$6,321,880	$(29,401,595)	$(54,354,394)
Add:
Depreciation of real estate	48,400,073	40,158,233	31,711,102
Amortization of real estate related intangible assets	14,628,068	11,030,316	5,110,207
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	1,535,416	754,831	—
Deduct:
Gain on deconsolidation	—	(169,533)	—
Gain on sale of real estate	—	(178,631)	—
Gain on equity interests upon acquisition (1)	(16,101,237)	—	—
Adjustment for noncontrolling interests in our Operating Partnership (2)	(5,279,214)	(5,727,520)	(4,756,580)
FFO (attributable to common stockholders)	49,504,986	16,466,101	(22,289,665)
Other Adjustments:
Intangible amortization expense - contracts (3)	572,786	1,391,889	4,666,909
Acquisition expenses(4)	888,009	934,838	1,366,092
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	149,094	210,377	—
Casualty loss due to hurricane(5)	661,326	—	—
Contingent earnout adjustment(6)	1,514,447	12,619,744	(2,500,000)
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	8,389,573	—
Impairment of goodwill and intangible assets(7)	—	—	36,465,732
Impairment of investments in Managed REITs(7)	—	—	4,376,879
Accretion of fair market value of secured debt	(35,738)	(110,942)	(130,682)
Net loss on extinguishment of debt(8)	2,393,475	2,444,788	—
Foreign currency and interest rate derivative (gains) losses, net(9)	75,030	366,849	203,995
Offering related expenses(10)	1,802,945	—	—
Adjustment of deferred tax liabilities(2)	(1,073,317)	(2,025,869)	(5,926,732)
Adjustment for noncontrolling interests in our Operating Partnership	(1,017,068)	(2,720,691)	(5,321,725)
FFO, as adjusted (attributable to common stockholders)	$57,485,657	$37,966,657	$10,910,803

FFO (attributable to common stockholders)	$49,504,986	$16,466,101	$(22,289,665)
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	2,536,297	(2,663,123)	(6,901,931)
Adjustment for noncontrolling interests in our Operating Partnership(2)	5,279,214	5,727,520	4,756,580
FFO (attributable to common stockholders and OP unit holders)	$57,320,497	$19,530,498	$(24,435,016)

FFO, as adjusted (attributable to common stockholders)	$57,485,657	$37,966,657	$10,910,803
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	2,536,297	(2,663,123)	(6,901,931)
Adjustment for noncontrolling interests in our Operating Partnership(2)	6,296,282	8,448,211	10,078,305
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$66,318,236	$43,751,745	$14,087,177

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
(5)
Such casualty losses relate to Hurricane Ian, which occurred in September 2022.
(6)
The contingent earnout adjustment represents the adjustment to the fair value during the period of the Class A-2 Units issued in connection with the Self Administration Transaction.
(7)
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
(10)
Such costs relate to our filing of an S-11 registration statement and our pursuit of a potential offering of our common stock. As this item is non-recurring and not a primary driver in our decision-making process, FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Net cash flow provided by (used in):
Operating activities	$87,909,977	$58,764,984	$29,144,993
Investing activities	$(205,151,158)	$(120,214,731)	$(84,936,427)
Financing activities	$120,067,251	$25,674,567	$94,392,684

Cash flows provided by operating activities for the years ended December 31, 2022 and 2021 were approximately $87.9 million and $58.8 million, respectively, an increase of approximately $29.1 million. The increase in cash provided by our operating activities is primarily the result of an increase in net income when excluding the impact of non-cash items included in the determination of net income, which resulted in an increase in cash provided by operating activities of approximately $30.9 million, slightly offset by an approximately $1.8 million reduction in cash resulting from changes in working capital accounts.

Cash flows used in investing activities for the years ended December 31, 2022 and 2021 were approximately $205.2 million and $120.2 million, respectively, an increase in the use of cash of approximately $84.9 million. The increase in cash used in investing activities primarily relates to funding the SSGT II Merger and four other property acquisitions, collectively representing cash outflows of approximately $138.1 million during the year ended December 31, 2022, compared to approximately $111.1 million of cash outflows during the year ended December 31, 2021 used to complete the SST IV Merger and three other property acquisitions. Additionally, during the year ended December 31, 2022, we net invested approximately $45.7 million of cash in the SST VI Mezzanine Loan debt and SSGT III Mezzanine Loan debt, compared to a receipt of $13.5 million in cash during the same period of the prior year related to the redemption of our investment in SSGT II preferred equity.

Cash flows provided by financing activities for the years ended December 31, 2022 and 2021 were approximately $120.1 million and $25.7 million, respectively, a change of approximately $94.4 million. The change in financing activities is primarily attributable to the effect of debt borrowings, net of paydowns of approximately $196.3 million during the year ended December 31, 2022 compared to approximately $79.7 million of net debt financing provided during the year ended December 31, 2021. Offsetting such net increase in cash flows from financing activities was an approximately $23.2 million increase in cash distributions paid to common stockholders, due to the cessation of our distribution reinvestment plan and the additional shares outstanding.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, investments in our Managed REITs, and distributions to our Series A Convertible Preferred stockholder, limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

In April 2022, we received an investment grade credit rating of BBB- from Kroll Bond Rating Agency, Inc. In accordance with the Note Purchase Agreement, we intend to maintain a credit rating on an annual basis.

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

Common Stock Distributions

On November 21, 2022, our board of directors declared a distribution rate for the month of December 2022 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on December 1, 2022 and ending December 31, 2022. On December 21, 2022, our board of directors declared a distribution rate for the month of January 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2023 and ending January 31, 2023. On January 17, 2023, our board of directors declared a distribution rate for the month of February 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on February 1, 2023 and ending February 28, 2023. On February 24, 2023, our board of directors declared a distribution rate for the month of March 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on March 1, 2023 and ending March 31, 2023. Such distributions payable to each stockholder of record during a month will be paid the following month.

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
•
increases to our property operating expenses;
•
construction defects or capital improvements;
•
capital expenditures and reserves for such expenditures;
•
the issuance of additional shares;
•
financings and refinancings; and
•
dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Distributions paid in cash – common stockholders	$49,391,782		$26,157,045
Distributions paid in cash – Operating Partnership unitholders	7,301,215		6,139,772
Distributions paid in cash – preferred stockholders	12,500,000		12,277,935
Distributions reinvested	5,243,398		19,564,929
Total distributions	$74,436,395		$64,139,681
Source of distributions
Cash flows provided by operations	$74,436,395	100.0%	$58,764,984	91.6%
Cash provided by financing activities	—	0.0%	—	0.0%
Offering proceeds from distribution reinvestment plan	—	0.0%	5,374,697	8.4%
Total sources	$74,436,395	100%	$64,139,681	100%

From our inception through December 31, 2022, we paid cumulative distributions of approximately $321.0 million, of which approximately $260.7 million were paid to common stockholders, as compared to cumulative FFO (attributable to common stockholders) of approximately $68.5 million.

For the year ended December 31, 2022, we paid distributions of approximately $74.4 million, of which approximately $54.6 million was paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $49.5 million, which reflects a write-off of equity interest and preexisting relationships of approximately $2.0 million, debt defeasance costs of approximately $2.4 million, and acquisition related expenses of approximately $0.9 million.

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

Indebtedness

As of December 31, 2022, our net debt was approximately $1,068 million, which included approximately $442.8 million in fixed rate debt, and $630.2 million in variable rate debt, less approximately $0.1 million in debt discount, and approximately $4.5 million in net debt issuance costs. See Note 5 – Debt and Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Additionally, we are party to a master mortgage commitment agreement (the "SmartCentres Financings") with SmartCentres Storage Finance LP (the "SmartCentres Lender"). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres"), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. As of December 31, 2022, approximately $116.7 million Canadian Dollars ("CAD") or approximately $86.1 million in USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will be used to finance the development and construction of the SmartCentres joint venture properties. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information regarding the SmartCentres Financings.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, investments in our Managed REITs, and distributions to our Series A Convertible Preferred stockholder, limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification.

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

Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. The expected timing of those outstanding principal payments are shown in the table below. The information in this section should be read in conjunction with Note 5 – Debt, and Note 12 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained within this report.

Principal Payments due during the years ending December 31:
Total
2023	$2,639,404
2024	382,928,683
2025	2,869,187
2026	341,916,098
2027	48,105,555
2028 and thereafter	294,500,000
Total payments	$1,072,958,927

As of December 31, 2022, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.4 million, and $2.5 million during the years ending December 31, 2023 and 2024, respectively.

As of December 31, 2022, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $20.0 million in debt to SST VI at their option.

As of December 31, 2022, pursuant to the SSGT III Mezzanine Loan, we were potentially required to fund an additional $17.5 million in debt to SSGT III at their option.

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

As of December 31, 2022, our net debt was approximately $1,068 million, which included approximately $442.8 million in fixed rate debt, and $630.2 million in variable rate debt, less approximately $0.1 million in debt discount, and approximately $4.5 million in net debt issuance costs. As of December 31, 2021, our net debt was approximately $873.9 million, which included approximately $340.7 million in fixed rate debt, $536.8 million in variable rate debt and approximately $0.2 million in net debt premium less approximately $3.9 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $2.8 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2022:

	Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt	$2,639,404	$2,734,895	$2,869,187	$91,916,098	$48,105,555	$294,500,000	$442,765,139
Average interest rate(1)	4.43%	4.43%	4.43%	4.49%	4.57%	4.50%
Variable rate debt	$—	$380,193,788	$—	$250,000,000	$—	$—	$630,193,788
Average interest rate(1)	6.05%	6.02%	6.00%	6.00%	N/A	N/A

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2022, excluding the impact of interest rate derivatives. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2022.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”). Our existing foreign currency hedges mitigate most of our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party CAD-denominated debt service costs related to our Canadian Properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2022, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

FOR THE YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SmartStop Self Storage REIT, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartStop Self Storage REIT, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Strategic Storage Growth Trust II, Inc. Merger – Valuation of Real Estate Acquired

As described in Notes 1 and 3 to the consolidated financial statements, the Company completed the merger of Strategic Storage Growth Trust II, Inc. (“SSGT II Merger”) on June 1, 2022 for an aggregate consideration of approximately $261 million. As part of the SSGT II Merger, the Company acquired ten self-storage facilities (the “real estate acquired”). The transaction was accounted for as an asset acquisition and the purchase price for the SSGT II merger was allocated to the assets acquired and liabilities assumed on a relative fair value basis on the merger date. The determination of fair value requires significant judgment by management.

We identified the determination of the fair value of the real estate acquired in the SSGT II Merger as a critical audit matter. The principal considerations for the determination included the subjectivity and judgment required in selecting certain market assumptions in the valuation models, including stabilized net operating income and capitalization rates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of significant inputs in the valuation models for the real estate acquired, including stabilized net operating income and capitalization rates, by comparing to historical information, evaluating whether the inputs were consistent with evidence obtained in other areas of the audit, and comparing to market-based information for certain real estate acquired.

•
Utilizing personnel with specialized knowledge and skill to assist in evaluating the methodology used by the Company and the reasonableness of significant inputs in the valuation models for certain real estate acquired, including stabilized net operating income and capitalization rates, by comparing to market-based information.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Costa Mesa, California

March 3, 2023

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31,
	2022	2021
ASSETS
Real estate facilities:
Land	$420,522,591	$397,508,081
Buildings	1,377,311,421	1,117,204,944
Site improvements	89,371,633	78,910,603
	1,887,205,645	1,593,623,628
Accumulated depreciation	(202,682,688)	(155,926,875)
	1,684,522,957	1,437,696,753
Construction in process	4,490,926	1,799,004
Real estate facilities, net	1,689,013,883	1,439,495,757
Cash and cash equivalents	39,486,588	37,254,226
Restricted cash	6,551,803	7,432,135
Investments in unconsolidated real estate ventures (Note 4)	28,522,082	18,943,284
Investments in and advances to Managed REITs	62,371,167	12,404,380
Other assets, net	34,131,543	15,423,508
Intangible assets, net of accumulated amortization	15,553,303	14,337,820
Trademarks, net of accumulated amortization	15,911,765	16,052,941
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	2,031,922	3,305,394
Total assets	$1,947,217,387	$1,618,292,776
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,068,371,956	$873,866,855
Accounts payable and accrued liabilities	28,151,741	22,693,941
Due to affiliates	409,730	584,291
Distributions payable	9,324,453	8,360,420
Contingent earnout	—	30,000,000
Deferred tax liabilities	6,205,620	7,719,098
Total liabilities	1,112,463,500	943,224,605
Commitments and contingencies (Note 12)
Redeemable common stock	76,578,073	71,334,675
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively, with aggregate liquidation preferences of $203,150,685 and $203,150,685 at December 31, 2022 and December 31, 2021, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,853,454 and 77,057,743 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	88,853	77,058
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,085,550 and 8,056,198 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	8,085	8,056
Additional paid-in capital	894,283,954	724,739,872
Distributions	(266,151,517)	(210,964,464)
Accumulated deficit	(164,524,595)	(170,846,475)
Accumulated other comprehensive income (loss)	3,654,682	(279,975)
Total SmartStop Self Storage REIT, Inc. equity	467,359,462	342,734,072
Noncontrolling interests in our Operating Partnership	94,405,766	64,632,417
Other noncontrolling interests	54,479	10,900
Total noncontrolling interests	94,460,245	64,643,317
Total equity	561,819,707	407,377,389
Total liabilities, temporary equity and equity	$1,947,217,387	$1,618,292,776

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues:
Self storage rental revenue	$191,749,578	$150,610,337	$104,888,883
Ancillary operating revenue	8,445,803	7,552,597	5,286,042
Managed REIT Platform revenue	7,819,216	6,322,970	8,048,630
Reimbursable costs from Managed REITs	4,628,497	4,278,667	5,800,808
Total revenues	212,643,094	168,764,571	124,024,363
Operating expenses:
Property operating expenses	58,437,110	48,127,657	38,305,199
Managed REIT Platform expenses	2,485,290	1,451,166	2,806,921
Reimbursable costs from Managed REITs	4,628,497	4,278,667	5,800,808
General and administrative	28,253,905	23,265,196	16,471,199
Depreciation	49,417,679	40,946,406	32,294,627
Intangible amortization expense	15,200,854	12,422,205	9,777,116
Acquisition expenses	888,009	934,838	1,366,092
Contingent earnout adjustment	1,514,447	12,619,744	(2,500,000)
Impairment of goodwill and intangible assets	—	—	36,465,732
Impairment of investments in Managed REITs	—	—	4,376,879
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	8,389,573	—
Total operating expenses	162,875,473	152,435,452	145,164,573
Gain on equity interests upon acquisition	16,101,237	—	—
Gain on sale of real estate	—	178,631	—
Income (loss) from operations	65,868,858	16,507,750	(21,140,210)
Other income (expense):
Interest expense	(41,511,911)	(33,383,604)	(36,053,312)
Net loss on extinguishment of debt	(2,393,475)	(2,444,788)	—
Other, net	(848,805)	(2,055,351)	160,461
Income tax (expense) benefit	554,785	1,811,275	5,826,258
Net income (loss)	21,669,452	(19,564,718)	(51,206,803)
Net (income) loss attributable to noncontrolling interests	(2,847,572)	2,663,123	6,901,931
Less: Distributions to preferred stockholders	(12,500,000)	(12,500,000)	(10,049,522)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$6,321,880	$(29,401,595)	$(54,354,394)
Net income (loss) per Class A & Class T share – basic	$0.07	$(0.37)	$(0.91)
Net income (loss) per Class A & Class T share – diluted	$0.07	$(0.37)	$(0.91)
Weighted average Class A shares outstanding – basic	83,857,222	71,454,798	51,813,718
Weighted average Class A shares outstanding – diluted	83,974,488	71,454,798	51,813,718
Weighted average Class T shares outstanding – basic	8,081,950	7,983,576	7,802,689
Weighted average Class T shares outstanding – diluted	8,081,950	7,983,576	7,802,689

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss)	$21,669,452	$(19,564,718)	$(51,206,803)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,832,344)	65,261	965,103
Foreign currency hedge contract gains (losses)	3,354,899	(394,417)	(596,969)
Interest rate swap and cap contract gains (losses)	4,906,784	4,335,323	(2,541,625)
Other comprehensive income (loss)	4,429,339	4,006,167	(2,173,491)
Comprehensive income (loss)	26,098,791	(15,558,551)	(53,380,294)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(3,342,254)	2,211,209	7,196,529
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$22,756,537	$(13,347,342)	$(46,183,765)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

Years Ended December 31, 2022, 2021 and 2020

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2019	51,435,124	$51,435	7,699,893	$7,700	$491,433,240	$(128,642,787)	$(87,090,486)	$(1,955,335)	$273,803,767	$72,010,056	$345,813,823	$146,426,164	$43,391,362
Offering costs	—	—	—	—	(46,907)	—	—	—	(46,907)	—	(46,907)	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	50,000,000	—
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	(70,057)	—
Changes to redeemable common stock	—	—	—	—	(15,954,081)	—	—	—	(15,954,081)	—	(15,954,081)	—	15,954,081
Redemptions of common stock	(164,894)	(165)	—	—	—	—	—	—	(165)	—	(165)	—	(2,009,868)
Issuance of restricted stock	71,567	72	—	—	—	—	—	—	72	—	72	—	—
Distributions	—	—	—	—	—	(35,310,382)	—	—	(35,310,382)	—	(35,310,382)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,525,293)	(5,525,293)	—	—
Issuance of shares for distribution reinvestment plan	1,318,605	1,319	204,018	204	15,952,558	—	—	—	15,954,081	—	15,954,081	—	—
Equity based compensation expense	—	—	—	—	1,023,196	—	—	—	1,023,196	715,677	1,738,873	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(54,354,394)	—	(54,354,394)	—	(54,354,394)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(6,901,931)	(6,901,931)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	845,698	845,698	119,405	965,103	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(525,540)	(525,540)	(71,429)	(596,969)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	(2,199,051)	(2,199,051)	(342,574)	(2,541,625)	—	—
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	-	-	-	-	-	-	-	-	-	4,761,315	4,761,315	-	-
Offering Costs of SST VI OP	-	-	-	-	-	-	-	-	-	(1,239,194)	(1,239,194)	-	-
Issuance of common stock in connection with SST IV Merger	23,137,540	23,138	-	-	231,389,332	-	-	-	231,412,470	-	231,412,470	-	-
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	-	-	-	-	-	-	-	-	-	11,219,744	11,219,744	-	-
Acquisition of noncontrolling interest related to the Tenant Protection Programs joint ventures	-	-	-	-	-	-	-	-	-	(10,900)	(10,900)	-	-
Offering costs	-	-	-	-	(335,175)	-	-	-	(335,175)	-	(335,175)	-	-
Changes to redeemable common stock	-	-	-	-	(19,564,929)	-	-	-	(19,564,929)	-	(19,564,929)	-	19,564,929
Redemptions of common stock	(359,976)	(360)	(30,158)	(30)	-	-	-	-	(390)	-	(390)	-	(5,565,829)
Issuance of restricted stock	78,192	78	-	-	-	-	-	-	78	-	78	-	-
Distributions	-	-	-	-	-	(47,011,295)	-	-	(47,011,295)	-	(47,011,295)	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(6,338,488)	(6,338,488)	-	-
Issuance of shares for distribution reinvestment plan	1,541,585	1,541	182,445	182	19,563,206	-	-	-	19,564,929	-	19,564,929	-	-
Equity based compensation expense	-	-	-	-	1,279,432	-	-	-	1,279,432	1,628,376	2,907,808	-	-
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	-	-	-	-	-	-	(29,401,595)	-	(29,401,595)	-	(29,401,595)	-	-
Deconsolidation of SST VI OP	-	-	-	-	-	-	-	-	-	(3,170,238)	(3,170,238)	-	-
Net loss attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	(2,663,123)	(2,663,123)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	47,424	47,424	17,837	65,261	-	-
Foreign currency hedge contract loss	-	-	-	-	-	-	-	(337,219)	(337,219)	(57,198)	(394,417)	-	-
Interest rate swap and cap contract gain	-	-	-	-	-	-	-	3,844,048	3,844,048	491,275	4,335,323	-	-
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675
Offering costs	—	—	—	—	(445,149)	—	—	—	(445,149)	—	(445,149)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,910)	(9)	—	—	(86,348)	—	—	—	(86,357)	—	(86,357)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	31,514,447	31,514,447	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1,000	1,000	—	—
Changes to redeemable common stock	—	—	—	—	(5,243,398)	—	—	—	(5,243,398)	—	(5,243,398)	—	5,243,398
Redemptions of common stock	(106,502)	(107)	(4,696)	(5)	—	—	—	—	(112)	—	(112)	—	—
Issuance of common stock in connection with the SSGT II Merger	11,542,062	11,542	—	—	168,778,332	—	—	—	168,789,874	—	168,789,874	—	—
Issuance of OP Units in connection with SSGT II Merger	—	—	—	—	—	—	—	—	—	1,703	1,703	—	—
Issuance of restricted stock, net of forfeitures	55,403	55	—	—	—	—	—	—	55	—	55	—	—
Distributions	—	—	—	—	—	(55,187,053)	—	—	(55,187,053)	—	(55,187,053)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,713,375)	(7,713,375)	—	—
Issuance of shares for distribution reinvestment plan	313,658	314	34,048	34	5,243,050	—	—	—	5,243,398	—	5,243,398	—	—
Equity based compensation expense	—	—	—	—	1,297,595	—	—	—	1,297,595	2,670,899	3,968,494	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	6,321,880	—	6,321,880	—	6,321,880	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	2,847,572	2,847,572	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,400,645)	(3,400,645)	(431,699)	(3,832,344)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	2,977,385	2,977,385	377,514	3,354,899	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	4,357,917	4,357,917	548,867	4,906,784	—	—
Balance as of December 31, 2022	88,853,454	$88,853	8,085,550	$8,085	$894,283,954	$(266,151,517)	$(164,524,595)	$3,654,682	$467,359,462	$94,460,245	$561,819,707	$196,356,107	$76,578,073
See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net loss	$21,669,452	$(19,564,718)	$(51,206,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,618,533	53,368,611	42,071,743
Change in deferred tax liability	(1,073,318)	(2,025,869)	(5,926,732)
Accretion of fair market value adjustment of secured debt	(35,738)	(110,942)	(130,682)
Amortization of debt issuance costs	2,594,163	1,676,309	3,586,381
Equity based compensation expense	3,968,494	2,907,808	1,738,873
Contingent earnout adjustment	1,514,447	12,619,744	(2,500,000)
Equity in loss of unconsolidated entities	1,690,205	1,050,250	—
Unrealized foreign currency and derivative (gains) losses	8,496,914	467,989	(93,878)
Net loss on extinguishment of debt	2,393,475	2,444,788	—
Gain on equity interests upon acquisition	(16,101,237)	—	—
Write-off of equity interest and preexisting relationships upon acquisition of control	2,049,682	8,389,573	—
Gain on deconsolidation of SST VI OP	—	(169,533)	—
Gain on sale of real estate	—	(178,631)	—
Impairment of goodwill and intangible assets	—	—	36,465,732
Impairment of investments in Managed REITs	—	—	4,376,879
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(780,731)	(1,367,439)	(1,170,734)
Purchase of SOFR interest rate caps	(6,053,700)	—	—
Accounts payable and accrued liabilities	3,293,359	99,039	298,510
Managed REITs receivables	(315,672)	(304,468)	(428,284)
Due to affiliates	(18,351)	(537,527)	(311,134)
Net cash provided by operating activities	87,909,977	58,764,984	26,769,871
Cash flows from investing activities:
SSGT II Merger, net of cash acquired	(65,540,723)	—	—
SST IV Merger, net of cash acquired	—	(46,486,510)	—
Purchase of real estate	(72,512,886)	(64,585,072)	(612,892)
Additions to real estate	(10,415,161)	(10,288,805)	(14,946,580)
Deposits on acquisition of real estate	(1,384,665)	(340,000)	(298,317)
Purchase of SSGT II Preferred Units	—	—	(32,500,000)
Redemption of preferred equity investment in SSGT II	—	13,500,000	19,000,000
Settlement of foreign currency hedges designated for hedge accounting	—	(3,190,899)	398,951
Investments in Managed REITs	(5,003,000)	—	—
Investments in unconsolidated real estate entities, net	(4,822,869)	(5,795,399)	—
Deconsolidation of SST VI OP	—	(3,011,368)	—
SST VI OP repayment of debt	—	5,600,000	—
SST VI Mezzanine Loan funding	(28,200,000)	(6,800,000)	—
SSGT III Mezzanine Loan funding	(59,500,000)	—	—
SSGT III Mezzanine Loan repayment	42,000,000	—	—
Purchase of other investments	—	(1,967,476)	—
Net proceeds from the sale of real estate	228,146	256,237	—
Settlement of company owned life insurance	—	2,894,561	—
Purchase of foreign currency hedge	—	—	—
Net cash used in investing activities	(205,151,158)	(120,214,731)	(28,958,838)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	150,000,000	271,675,995	341,717
Proceeds from issuance of revolver debt	318,000,000	246,505,250	—
Repayment of revolver debt	(183,000,000)	(15,000,000)	—
Repayment of non-revolver debt	(86,237,235)	(422,190,754)	—
Scheduled principal payments on non-revolver debt	(2,512,634)	(1,294,637)	(701,136)
Debt issuance costs	(2,081,854)	(6,970,064)	(4,537)
Debt defeasance costs	(2,544,346)	(525,467)	—
Offering costs	(601,345)	(971,752)	(656,524)
Redemption of common stock	(1,763,338)	(4,622,000)	(1,708,305)
Gross proceeds from issuance of equity in SST VI OP	—	4,015,815	—
Offering costs related to issuance of equity in SST VI OP	—	(373,067)	—
Gross proceeds from issuance of equity in other non controlling interests	1,000	—	—
Distributions paid to preferred stockholders	(12,500,000)	(12,277,935)	(8,786,655)
Distributions paid to common stockholders	(49,391,782)	(26,157,045)	(19,160,171)
Distributions paid to noncontrolling interests in our OP	(7,301,215)	(6,139,772)	(5,514,994)
Gross proceeds from issuance of preferred stock	—	—	50,000,000
Preferred stock issuance costs	—	—	(70,057)
Net cash provided by financing activities	120,067,251	25,674,567	13,739,338
Impact of foreign exchange rate changes on cash and restricted cash	(1,474,040)	(196,135)	536,182
Change in cash, cash equivalents, and restricted cash	1,352,030	(35,971,315)	12,086,553
Cash, cash equivalents, and restricted cash beginning of year	44,686,361	80,657,676	68,571,123
Cash, cash equivalents, and restricted cash end of year	$46,038,391	$44,686,361	$80,657,676

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$36,523,574	$27,220,673	$32,834,244
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$5,243,398	$19,564,929	$15,954,081
Distributions payable	$9,324,453	$8,360,420	$6,650,317
Conversion of A-2 Units into A-1 Units	$31,514,447	$11,219,744	$—
Redemption of common stock included in accounts payable and accrued liabilities	$—	$1,676,874	$732,725
Deposit applied to the purchase of real estate	$190,000	$156,940	$200,000
Real estate and construction in process included in accounts payable and accrued liabilities	$515,898	$19,056	$248,845
Issuance of common stock and OP Units in connection with the mergers	$168,791,577	$231,412,470	$—
Debt assumed in mergers	$—	$81,165,978	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of December 31, 2022, we owned 153 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and the Greater Toronto Area of Ontario, Canada.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT (“SSGT III” and together with SST VI , the "Managed REITs"). We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022, the dates on which we closed on the mergers of SST IV and SSGT II, respectively, as further described below. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of December 31, 2022, 19 operating properties and approximately 14,600 units and 1.8 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

Completed Transactions

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the "SSGT II Merger").

As a result, we acquired all of the real estate owned by SSGT II, consisting of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. As of the merger date, the unconsolidated real estate ventures (collectively, the "SSGT II JV Properties") consisted of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres") owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property located in Southern California. Subsequent to December 31, 2022, on January 12, 2023, we acquired the aforementioned parcel of land in an unconsolidated joint venture that we and SmartCentres intend to develop into a self storage facility in the future. As of December 31, 2022, one of the development joint venture properties had been completed and had begun operations.

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

See Note 3 – Real Estate Facilities, for additional information related to the SSGT II Merger.

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”).

As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in nine states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (collectively the “SST IV JV Properties”). The SST IV JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities as of the merger date, jointly owned with

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

subsidiaries of SmartCentres. As of December 31, 2022, two of the development joint venture properties had been completed and had begun operations.

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

See Note 5 – Debt, for additional information.

Equity

We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”) At the termination of our Offering in January 2017, we had sold approximately 48 million Class A Shares and approximately 7 million Class T Shares for approximately $493 million and $73 million respectively.

In November 2016, we filed with the Securities Exchange Commission ("SEC") a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2022, we had sold approximately 7.2 million Class A Shares and approximately 1.0 million Class T Shares for approximately $77.8 million and $11.1 million, respectively, in our DRP Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

On December 6, 2022, our board of directors, (the "Board"), upon recommendation of our Nominating and Corporate Governance Committee, approved an Estimated Per Share NAV of our common stock of $15.21 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2022.

Prior to the termination of our Primary Offering, Select Capital Corporation, a California corporation (our “Former Dealer Manager”), was responsible for marketing our shares offered pursuant to our Primary Offering. Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor ("SAM") previously indirectly owned a 15% non-voting equity interest in our Former Dealer Manager. Now that our Primary Offering has terminated, our Former Dealer Manager no longer provides such services for us. However, through March 31, 2022 we paid our Former Dealer Manager an ongoing stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering. See Note 10 – Related Party Transactions – Former Dealer Manager Agreement.

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

As we accepted subscriptions for shares of our common stock, we transferred all of the net Offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Offering. Our issuances of Preferred Stock were treated similarly and we received related units of interest in our Operating Partnership. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a common limited partner in our Operating Partnership may later exchange his or her common limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in our Operating Partnership’s limited partnership agreement.

Our Operating Partnership owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of December 31, 2022, we owned approximately 88.4% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 11.6% of the common units are owned by current and former members of our executive management team or indirectly by SAM, its affiliates, and affiliates of our Former Dealer Manager. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

Unaudited Information

The square footage, unit count, and occupancy percentage data and related disclosures included in these notes to the consolidated financial statements are unaudited.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

As of December 31, 2022, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the "Tenant Protection Programs") with SST VI, SSGT III, SSGT II (through June 1, 2022) which are consolidated.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments and recorded within the Other line item in our consolidated statements of operations.

Investments in and Advances to Managed REITs

As of December 31, 2022, and 2021, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. We record the interest on the debt investments on the accrual basis and such income is included in other in our consolidated statements of operations.

See Note 10 – Related Party Transactions for additional information.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include that of real estate acquisition valuation and the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the evaluation of potential impairment of indefinite and long-lived assets and goodwill, and the estimated useful lives of real estate assets and intangibles.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $10.5 million, $21.5 million, and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2022, 2021 and 2020, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2022 and 2021, our property acquisitions, including the SST IV Merger and the SSGT II merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the years ended December 31, 2022, 2021, and 2020 we expensed approximately $0.9 million, $0.9 million, and $1.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the years ended December 31, 2022, 2021, and 2020, no real property asset impairment losses were recognized.

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 10 – Related Party Transactions), which occurred in 2019. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test for goodwill, and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

See Note 10 – Related Party Transactions for additional information.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

As of December 31, 2022 and December 31, 2021, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of December 31, 2022 and December 31, 2021, approximately $0.2 million and $0.4 million, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2023 and 2024, is approximately $140,000 and $70,000, respectively, and none thereafter.

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

In accordance with ASC 842, we review the collectability of lease payments on an ongoing basis. We consider collectability indicators when analyzing accounts receivable and historical bad debt levels, current economic trends, all of which assist in evaluating the probability of outstanding and future rental income collections.

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

December 31, 2022, 2021 and 2020

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2022 and 2021, approximately $0.7 million and $0.5 million were recorded to allowance for doubtful accounts, respectively, and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $1.3 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, within general and administrative. The Company incurred advertising costs of approximately $4.4 million and $3.7 million for the years ended December 31, 2022 and 2021, respectively, within property operating expenses.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2022, the gross amount allocated to in-place lease intangibles was approximately $78.6 million and accumulated amortization of in-place lease intangibles totaled approximately $71.1 million. As of December 31, 2021, the gross amounts allocated to in-place lease intangibles were approximately $68.6 million and accumulated amortization of in-place lease intangibles totaled approximately $56.8 million.

The total estimated future amortization expense of intangible assets related to our self storage properties for the years ending December 31, 2023, 2024, 2025, 2026, and thereafter is approximately $6.4 million, $0.1 million, $0.1 million, $0.1 million, and $0.8 million respectively.

As of December 31, 2022, the gross amount of the intangible assets related to management contracts and one purchase and sale contract, which is not amortized, for a self storage property was approximately $9.9 million and accumulated amortization of those intangibles totaled approximately $1.8 million. As of December 31, 2021, the gross amount of the intangible assets related to management contracts was approximately $6.8 million and accumulated amortization of those intangibles totaled approximately $4.3 million. In connection with the SSGT II Merger, we wrote-off the carrying value of the intangible assets related to the SSGT II property management and advisory agreements. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to the management contract intangible asset for the years ending December 31, 2023, 2024, and thereafter is approximately $55,000, $55,000, and none thereafter, respectively.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt; amounts incurred related to obtaining revolving debt are included in the debt issuance costs line on our consolidated balance sheet (see Note 5 – Debt). Debt issuance costs are amortized using the effective interest method.

As of December 31, 2022, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.4 million. As of December 31, 2021, the gross amount of debt issuance costs related to our revolving credit facility totaled $4.1 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled $0.8 million.

As of December 31, 2022, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.5 million. As of December 31, 2021, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $1.9 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Organizational and Offering Costs

Through March 31, 2022, we paid our Former Dealer Manager an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. In accordance with the selling agreements we entered into with respect to the sale of Class T Shares, we ceased paying the stockholder servicing fee with respect to the Class T Shares sold in the Primary Offering on the fifth anniversary of the last day of the fiscal quarter in which our Primary Offering (i.e., excluding our distribution reinvestment plan offering) terminated March 31, 2022. Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. We recorded a liability within due to affiliates for the future estimated stockholder servicing fees at the time of sale of Class T Shares as an offering cost.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $9.6 million and a loss of approximately $3.8 million for the years ended December 31, 2022 and 2021, respectively.

Redeemable Common Stock

We adopted a share redemption program (“SRP”) that enables stockholders to sell their shares to us in limited circumstances.

We have evaluated the terms of our SRP and we classify amounts that are redeemable under the SRP as redeemable common stock in the accompanying consolidated balance sheets. The maximum amount of redeemable shares under our SRP is limited to the net proceeds from the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

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

On August 20, 2020, our board of directors partially reinstated the SRP, effective as of September 23, 2020.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

On March 7, 2022, the board of directors approved the complete suspension of the Company's SRP. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

For the year ended December 31, 2022, we received redemption requests totaling approximately $2.4 million (approximately 0.2 million shares). Due to the complete suspension of our SRP we were unable to honor redemption requests made during the year ended December 31, 2022.

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

Employee Benefit Plan

The Company terminated its relationship with a professional employer organization and began maintaining its own retirement savings plan during the year ended December 31, 2021 under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the year ended December 31, 2022 and 2021, the Company made matching contributions to such plan of approximately $0.5 million and $0.2 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

December 31, 2022, 2021 and 2020

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

The table below summarizes the carrying amounts and fair values of financial instruments that are not carried at fair value as of December 31, 2022 and 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2022 and 2021, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$410,600,000	$442,672,020	$353,600,000	$340,967,113

During the years ended December 31, 2022 and 2021, we held interest rate swaps, interest rate caps, and net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

December 31, 2022, 2021 and 2020

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of other comprehensive (loss) income ("OCI") into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not equal net income as calculated in accordance with GAAP).

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

We filed an election to treat our taxable REIT subsidiaries ("TRS") as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services to the Managed REITs and otherwise generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax.

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2022 and 2021, the Company had no uncertain tax positions. As of December 31, 2022 and 2021, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of December 2022, approximately 23.0%, 20.1%, and 9.8% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

Diluted earnings per share is computed by including the dilutive effect of the conversion of all potential common stock equivalents (which includes unvested restricted stock, Series A Convertible Preferred Stock, Class A and Class A-1 OP Units, and LTIP Units) and accordingly, as applicable, adjusting net income to add back any changes in earnings that reduce earnings per common share in the period associated with the potential common stock equivalents.

The computation of earnings per common share is as follows for the periods presented:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)	$21,669,452	$(19,564,718)	$(51,206,803)
Net (income) loss attributable to noncontrolling interests	(2,847,572)	2,663,123	6,901,931
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	18,821,880	(16,901,595)	(44,304,872)
Less: Distributions to preferred stockholders	(12,500,000)	(12,500,000)	(10,049,522)
Less: Distributions to participating securities	(285,796)	(246,109)	(135,836)
Net income (loss) attributable to common stockholders - basic:	6,036,084	(29,647,704)	(54,490,230)
Net income (loss) attributable to common stockholders - diluted:	$6,036,084	$(29,647,704)	$(54,490,230)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	91,939,172	79,438,374	59,616,407
Unvested LTIP Units	—	—	—
Unvested restricted stock awards	117,266	—	—
Average number of common shares outstanding - diluted	92,056,438	79,438,374	59,616,407
Earnings per common share:
Basic	$0.07	$(0.37)	$(0.91)
Diluted	$0.07	$(0.37)	$(0.91)

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

	For the Year Ended December 31,
	2022	2021	2020
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Class A and Class A-1 OP Units	11,667,696	10,097,549	9,095,029
Series A Convertible Preferred Stock	18,761,726	18,761,726	14,917,110
LTIP Units	392,856	179,344	46,449
Restricted Stock Awards	—	105,476	81,290
	30,822,278	29,144,095	24,139,878

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." The new guidance simplifies the accounting for convertible instruments and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. Additionally, this standard amends the related earnings per share guidance. The guidance in ASU 2020-06 became effective for fiscal years beginning after December 15, 2021. The Company has evaluated and determined that this standard did not have a material impact on the consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)." ASU 2022-06 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. We elected to apply expedients related to contract modifications, changes in critical terms, and our assessments of effectiveness for designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients on such qualifying changes maintains the consistency of our presentation of debt and derivative contracts.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2022 and 2021:

Real estate facilities
Balance at December 31, 2020	$1,210,102,582
Facilities acquired through merger with SST IV	324,344,636
Facility acquisitions	47,162,974
Impact of foreign exchange rate changes	(138,457)
Improvements and additions (1)	12,151,893
Acquisitions, additions and other (2)	15,689,143
Disposition due to deconsolidation (2)	(15,689,143)
Balance at December 31, 2021	1,593,623,628
Facilities acquired through merger with SSGT II	228,359,718
Other facility acquisitions (3)	69,981,850
Impact of foreign exchange rate changes	(12,984,154)
Improvements and additions (4)	8,224,603
Balance at December 31, 2022	$1,887,205,645
Accumulated depreciation
Balance at December 31, 2020	$(115,903,045)
Depreciation expense	(40,158,233)
Disposition due to deconsolidation (2)	62,466
Impact of foreign exchange rate changes	71,937
Balance at December 31, 2021	(155,926,875)
Depreciation expense	(48,400,073)
Impact of foreign exchange rate changes	1,644,260
Balance at December 31, 2022	$(202,682,688)

(1)
Included herein is an addition to our Riverview, Florida property of approximately $2.3 million, which added approximately 25,400 net rentable square feet and approximately 150 additional units, and opened in June of 2021. The remainder consists primarily of solar panel installations, LED lighting conversions, and other general capital improvements.
(2)
Such activity primarily represents the acquisition of a property completed by SST VI OP, which as of the acquisition date was consolidated within our consolidated financial statements. On May 1, 2021, we deconsolidated SST VI OP as we were no longer the primary beneficiary, which resulted in the removal of such facility from our consolidated balance sheet. Our investment in SST VI OP is now included within “Investments in and advances to managed REITs” within our consolidated balance sheet.
(3)
Such amount includes four individual property acquisitions completed during the year ended December 31, 2022.
(4)
Included herein consists of approximately $1.0 million of solar panel installations, the remainder being comprised of other general capital improvements.

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

December 31, 2022, 2021 and 2020

0.9118 shares of our Class A Shares, subject to the treatment of fractional shares in accordance with the SSGT II merger agreement (the “SSGT II Merger Consideration”).

As a result of the SSGT II Merger, we acquired all of the real estate owned by SSGT II, which as of the SSGT II Merger date consisted of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. The unconsolidated real estate ventures consist of two operating self storage properties and one parcel of land being developed into a self storage facility, with subsidiaries of SmartCentres owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property located in Southern California. Subsequent to December 31, 2022, on January 12, 2023, we acquired the aforementioned parcel of land in an unconsolidated joint venture that we and SmartCentres intend to develop into a self storage facility in the future. As of December 31, 2022, one of the development joint venture properties had been completed and had begun operations.

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

December 31, 2022, 2021 and 2020

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

As a result of our acquiring SSGT II and terminating the preexisting advisory and property management agreements with SSGT II, we expensed approximately $2.0 million related to such assets on the acquisition date.

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

As a result of the SST IV Merger, we acquired all of the real estate owned by SST IV, consisting of 24 wholly-owned self storage facilities located across nine states and six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada. As of the SST IV Merger Date, the real estate joint ventures consisted of three operating properties and three properties in various stages of development. As of December 31, 2022, two of the development joint venture properties had been completed and had begun operations.

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

December 31, 2022, 2021 and 2020

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

(1)
Debt assumed includes approximately $40.5 million of debt on the KeyBank SST IV CMBS Loan, a $0.1 million fair market value discount on such debt, and the approximately $40.8 million SST IV TCF Loan. See Note 5 – Debt for additional information.

As a result of our acquiring SST IV and terminating the preexisting advisory and property management agreements with SST IV, and the write off of a special limited partnership interest we had related to SST IV, we expensed approximately $8.4 million related to such assets on the acquisition date.

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

December 31, 2022, 2021 and 2020

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

The following table summarizes our purchase price allocation for the real estate related assets acquired during the year ended December 31, 2022:

Acquisition	Acquisition Date	Real Estate Assets	Intangibles		Total(1)	2022 Revenue(2)	2022 Net Operating Income(2)(3)
Algonquin, IL	2/8/2022	$18,156,701	$849,414		$19,006,115	$1,256,278	$759,563
Sacramento II, CA	5/10/2022	24,625,559	754,564		25,380,123	906,035	483,837
St Johns, FL	5/17/2022	15,531,636	773,279		16,304,915	681,421	485,119
SSGT II (4)	6/1/2022	228,359,718	7,732,962	(5)	236,092,680	8,788,369	6,183,805
Aurora IV, CO	6/28/2022	11,667,954	343,779		12,011,733	421,840	242,475
		$298,341,568	$10,453,998		$308,795,566	$12,053,943	$8,154,799

(1)
The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)
The operating results of the self storage properties acquired during the year ended December 31, 2022 have been included in our consolidated statements of operations since their respective acquisition dates.
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

Potential Acquisitions

We, through our wholly-owned subsidiaries were party to three purchase and sale agreements with unaffiliated third parties for the acquisition of self storage facilities located in the U.S. which had not yet closed as of December 31, 2022. The total purchase price for these properties was approximately $51.2 million, plus closing costs. There can be no assurance that we will complete these acquisitions. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may assign some or all of the above purchase and sale agreements to one of our Managed REITs.
Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, five of which were operating properties and one of which was under development as of December 31, 2022. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, one of which was an operating property and two of which were under development as of December 31, 2022. On May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Property”), that we and SmartCentres intend to develop into a self storage facility in the future. Our 50% of the total purchase price for the Regent Property was approximately $3.5 million CAD, plus closing costs.

These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In accordance with such agreements, we intend to fund development costs of approximately two million dollars during 2023 and an additional three million dollars, primarily during 2026 and 2027.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments, and is recorded in other income (expense) in the accompanying consolidated statements of operations. For the years ended December 31, 2022 and 2021, we recorded net aggregate loss of approximately $0.7 million and $0.5 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the "JV Properties"):

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of December 31, 2022	Carrying Value of Investment as of December 31, 2021
Dupont (1)	October 2019	$4,245,434	$-
East York (2)	June 2020	6,039,951	6,393,576
Brampton (2)	November 2020	2,166,186	2,354,346
Vaughan (2)	January 2021	2,625,089	2,871,265
Oshawa (2)	August 2021	1,506,798	1,801,413
Scarborough (2)	November 2021	2,364,175	2,862,677
Aurora (1)	December 2022	2,546,407	-
Kingspoint (2)	March 2023	3,342,969	2,660,007
Markham (1)	Under Development	1,038,541	-
Regent (3)	Under Development	2,646,532	-
		$28,522,082	$18,943,284
(1)
These joint venture properties were acquired through the SSGT II Merger.
(2)
These joint venture properties were acquired through the SST IV Merger.
(3)
This property is currently leased as a single tenant industrial lease. The joint venture plans to develop this property into a self storage facility in the future.

Subsequent to December 31, 2022, on January 12, 2023, we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, acquired a parcel of land in Whitby, Ontario, that we and SmartCentres intend to develop into a self storage facility in the future. We as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary were party to three purchase and sale agreements for the acquisition of land intended to be developed into self storage facilities which had not yet closed. Our 50% portion of the total purchase price for these properties was approximately $7.7 million, plus closing costs. There can be no assurance that we will complete these acquisitions. Additionally, we may assign some or all of such purchase and sale agreements to the Managed REITs. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Financing Agreement

In connection with the SST IV Merger, we, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships, also became party to a master mortgage commitment agreement (the “MMCA I”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Loan I”). The SmartCentres Lender is an affiliate of SmartCentres.

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

December 31, 2022, 2021 and 2020

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

As of December 31, 2022, approximately CAD $116.7 million or approximately $86.1 million USD was outstanding on the SmartCentres Financings. As of Decmber 31, 2021, approximately CAD $67.2 million or approximately $52.9 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings will generally be used to finance the acquisition, development, and construction of the JV Properties.

The SmartCentres Financings are secured by first mortgages on each of the JV Properties, excluding the Regent Property. Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of December 31, 2022, the total interest rate was approximately 6.8%.

The SmartCentres Financings, as amended, have a maturity date of May 11, 2024, and each contain two one year extension options. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA I and MMCA II), the SmartCentres Financings provide for the commencement of quarterly payments of interest. As of December 31, 2022, Dupont, East York, Brampton, and Vaughan were generating sufficient net cash flow and therefore were required to and were making such interest payments. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of December 31, 2022, we were in compliance with all such covenants.

Note 5. Debt

Our debt is summarized as follows:

Loan	December 31, 2022	December 31, 2021	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$92,784,412	$94,459,583	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	51,555,279	52,000,000	4.65%	5/1/2027
Midland North Carolina CMBS Loan(3)	—	45,758,741
CMBS Loan(4)	104,000,000	104,000,000	5.00%	2/1/2029
SST IV CMBS Loan (5)	40,500,000	40,500,000	3.56%	2/1/2030
SST IV TCF Loan(6)	—	40,782,500
Credit Facility Term Loan - USD (7)	250,000,000	250,000,000	6.00%	3/17/2026
Credit Facility Revolver - USD (7)	368,201,288	233,201,288	6.05%	3/17/2024
2032 Private Placement Notes (7)	150,000,000	—	4.53%	4/19/2032
Oakville III BMO Loan (8) (9)	11,992,500	12,795,250	6.99%	5/16/2024
Ladera Office Loan	3,925,448	4,014,185	4.29%	11/1/2026
Premium (discount) on secured debt, net	(93,147)	234,604
Debt issuance costs, net	(4,493,824)	(3,879,296)
Total debt	$1,068,371,956	$873,866,855

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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
(4)
This fixed rate, interest only loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts.
(5)
On March 17, 2021, in connection with the SST IV Merger, we assumed a $40.5 million fixed rate CMBS financing with KeyBank as the initial lender pursuant to a mortgage loan (the “SST IV CMBS Loan”). This fixed rate loan encumbers seven properties owned by us (Jensen Beach, Texas City, Riverside, Las Vegas IV, Puyallup, Las Vegas V, and Plant City). The separate assets of these encumbered properties are not available to pay our other debt. The loan has a maturity date of February 1, 2030. Monthly payments due under the loan agreement (the “SST IV CMBS Loan Agreement”) are interest only, with the full principal amount becoming due and payable on the maturity date.
(6)
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
(7)
For additional information regarding this loan, see below
(8)
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
(9)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of December 31, 2022 was approximately 5.4%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of December 31, 2022, we were in compliance with all such covenants.

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

December 31, 2022, 2021 and 2020

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

Credit Facility

On March 17, 2021, we, through our Operating Partnership (the “Borrower”), entered into a credit facility with KeyBank, National Association, as administrative agent, KeyBanc Capital Markets, Inc., Wells Fargo Securities, Citibank, N.A., and BMO Capital Markets Corp., as joint book runners and joint lead arrangers, and certain other lenders party thereto (the “Credit Facility”).

The initial aggregate amount of the Credit Facility was $500 million, which consisted of a $250 million revolving credit facility (the “Credit Facility Revolver”) and a $250 million term loan (the “Credit Facility Term Loan”). The Borrower had the right to increase the amount available under the Credit Facility by an additional $350 million (the “Accordion Feature”), for an aggregate amount of $850 million, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the Credit Facility Revolver. Borrowings under the Credit Facility may be in either U.S. dollars or Canadian dollars.

The maturity date of the Credit Facility Revolver is March 17, 2024, subject to a one-year extension option, at our election. The maturity date of the Credit Facility Term Loan is March 17, 2026, which cannot be extended. The Credit Facility may be prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

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

December 31, 2022, 2021 and 2020

increase the aggregate amount of the Credit Facility by an additional $350 million, for an aggregate amount of up to $1.05 billion, subject to certain conditions.

On April 19, 2022, we amended the Credit Facility (the “Credit Facility Amendment”). The primary purpose of the Credit Facility Amendment was to: (i) facilitate the issuance of the 2032 Private Placement Notes, (ii) make conforming changes between the Note Purchase Agreement and the Credit Facility, and (iii) modify the Credit Facility to reflect a transition from LIBOR to SOFR for floating rate borrowings.

As of December 31, 2022, advances under the Credit Facility Term Loan incurred interest at 160 basis points spread over Daily Simple SOFR (as defined in the Credit Facility Amendment) plus an additional 10 basis points (the "SOFR Index Adjustment" as defined in the Credit Facility Amendment) or 30-day Canadian dollar offered rate ("CDOR"), while advances under the Credit Facility Revolver incurred interest at 165 basis points spread over Daily Simple SOFR plus an additional 10 basis points (the SOFR Index Adjustment) or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

The rate spreads above Daily Simple SOFR plus the SOFR Index Adjustment or CDOR at which the Credit Facility incurs interest are subject to increase based on the Consolidated Leverage Ratio (as defined the Credit Facility Amendment). There are five leverage tiers under the Credit Facility, with the top tier limited to a maximum leverage (as defined in the Credit Facility Agreement) of 60% and maximum spreads of 225 basis points and 230 basis points on the Term Loan and the Credit Facility Revolver, respectively. As of December 31, 2022, the Consolidated Leverage Ratio was within the first leverage tier.

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

During 2022, the borrowing base was expanded to include the two properties acquired in May 2022, the 10 wholly-owned operating properties acquired in the SSGT II Merger, the 11 properties previously encumbered by the Midland North Carolina CMBS Loan, and the five properties previously encumbered by the TIV TCF Loan, such that as of December 31, 2022, 99 of our wholly owned properties were encumbered by the Credit Facility.

The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of December 31, 2022, the Borrower had borrowed approximately $368.2 million of the $450 million current capacity of the Credit Facility Revolver and all $250 million of the $250 million current capacity of the Credit Facility Term Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

The following table presents the future principal payment requirements on outstanding debt as of December 31, 2022:

2023	$2,639,404
2024	382,928,683
2025	2,869,187
2026	341,916,098
2027	48,105,555
2028 and thereafter	294,500,000
Total payments	1,072,958,927
Premium on secured debt, net	(93,147)
Debt issuance costs, net	(4,493,824)
Total	$1,068,371,956

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

December 31, 2022, 2021 and 2020

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

As of December 31, 2022, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions. As of December 31, 2021, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consisted of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

Note 7. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we have used interest rate swaps and caps as part of our interest rate risk management strategy. For derivatives designated and qualified as a hedge, the change in the fair value of the effective portion of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. In addition, we classify cash flows from qualifying cash flow hedging relationships in the same category as the cash flows from the hedged items in our consolidated statements of cash flows.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Foreign Currency Hedges

Our objectives in using foreign currency derivatives are to add stability to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar and to manage our exposure to exchange rate movements. To accomplish this objective, we have used foreign currency forwards and foreign currency options as part of our exchange rate risk management strategy. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the forward contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the forward contract. A foreign currency option contract is a commitment by the seller of the option to deliver, solely at the option of the buyer, a certain amount of currency at a certain price on a specific date. For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2022:

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$125,000,000	1.75%	June 1, 2022	June 30, 2023
SOFR Cap	$125,000,000	2.00%	June 1, 2022	June 28, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
Foreign Currency Forwards:
Denominated in CAD (1)	$125,925,000	1.2593	April 12, 2021	April 12, 2023
Denominated in CAD (1)	$137,680,000	1.3768	October 12, 2022	October 12, 2023

(1) Notional amounts shown are denominated in CAD.

On February 10, 2021, we rolled a previously existing CAD $95 million currency forward into a two month CAD $95 million foreign currency forward, with a settlement date of April 12, 2021. On April 12, 2021, we settled this foreign currency forward, paying a net settlement of approximately USD $4.5 million, and simultaneously entered into a new approximately CAD $125.9 million currency forward with a settlement date of April 12, 2023.

On May 6, 2021, we entered into a second currency forward, for approximately CAD $122 million, with a settlement date of April 12, 2022. On April 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately USD $3.2 million, and simultaneously entered into a new CAD $126.2 million currency forward with a settlement date of October 12, 2022. On October 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately USD $8.7 million, and simultaneously entered into a new CAD $137.7 million currency forward with a settlement date of October 12, 2023.

The designated portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss), the other portion, a gain of approximately $9.5 million and $3.5 million related to the portion that is not designated for hedge accounting, was recorded in Other, net within our consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2021:

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Swap:
LIBOR Swap	$235,000,000	1.79%	June 15, 2019	February 15, 2022
Foreign Currency Forwards:
Denominated in CAD (1)	$125,925,000	1.2593	April 12, 2021	April 12, 2023
Denominated in CAD (1)	$122,020,000	1.2202	May 6, 2021	April 12, 2022

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

(1) Notional amounts shown are denominated in CAD

The following table presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2022 and 2021:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	December 31, 2022	December 31, 2021
Interest Rate Derivatives
Accounts payable and accrued liabilities	$—	$490,341
Other assets	$9,681,298	$—
Foreign Currency Hedges
Other assets	$6,971,265	$4,261,100
Accounts payable and accrued liabilities	$(1,776,371)	$—

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Year Ended December 31,
Type	2022	2021		2022	2021	2020
Interest Rate Swaps	$(2,793)	$(124,163)	Interest expense	$(304,670)	$(3,818,917)	$(3,557,950)
Interest Rate Caps	4,480,001	(955)	Interest expense	(139,888)	(473,148)	(371,051)
Foreign Currency Forwards	3,354,899	(394,417)	N/A	—	—	—
	$7,832,107	$(519,535)		$(444,558)	$(4,292,065)	$(3,929,001)

Based on the forward rates in effect as of December 31, 2022, we estimate that approximately $3.2 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

Note 8. Income Taxes

As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. However, certain of our consolidated subsidiaries are taxable REIT subsidiaries, which are subject to federal, state and foreign income taxes. We have filed an election to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services to the Managed REITs and otherwise generally engages in any real estate or non-real estate related business. The TRS is subject to corporate U.S. federal and state income tax. Additionally, we own and operate a number of self storage properties located throughout Canada, the income of which is generally subject to income taxes under the laws of Canada.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

The following is a summary of the Company's income tax expense (benefit) for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31, 2022
	Federal	State	Canadian	Total
Current	$170,874	$27,020	$320,639	$518,533
Deferreds	(499,077)	(76,050)	(498,191)	$(1,073,318)
Total	$(328,203)	$(49,030)	$(177,552)	$(554,785)

	For the year ended December 31, 2021
	Federal	State	Canadian	Total
Current	$182,034	$32,559	$—	$214,593
Deferreds	(1,750,248)	(266,704)	(8,916)	(2,025,868)
Total	$(1,568,214)	$(234,145)	$(8,916)	$(1,811,275)

	For the year ended December 31, 2020
	Federal	State	Canadian	Total
Current	$30,713	$69,760	$—	$100,473
Deferreds	(3,071,502)	(915,804)	(1,939,425)	$(5,926,731)
Total	$(3,040,789)	$(846,044)	$(1,939,425)	$(5,826,258)

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022	Rate
Expected tax at statutory rate	$4,434,080	21.0%
Non-taxable REIT (income) loss	(4,610,750)	-21.8%
State and local income tax expense - net of federal benefit	(38,734)	-0.2%
Foreign income taxed at different rates	47,180	0.2%
Change in valuation allowance	(416,953)	-2.0%
Other	30,392	0.1%
Total income tax expense (benefit)	$(554,785)	-2.6%

	Year Ended December 31, 2021	Rate
Expected tax at statutory rate	$(4,489,427)	21.0%
Non-taxable REIT (income) loss	2,655,349	-12.4%
State and local income tax expense - net of federal benefit	(185,137)	0.9%
Foreign income taxed at different rates	(69,318)	0.3%
Change in valuation allowance	400,146	-1.9%
Other	(122,888)	0.6%
Total income tax expense (benefit)	$(1,811,275)	8.5%

	Year Ended December 31, 2020	Rate
Expected tax at statutory rate	$(11,976,943)	21.0%
Non-taxable REIT (income) loss	8,553,281	-15.0%
State and local income tax expense - net of federal benefit	(788,915)	1.4%
Foreign income taxed at different rates	47,180	-0.1%
Change in valuation allowance	(1,939,425)	3.4%
Other	278,564	-0.5%
Total income tax expense (benefit)	$(5,826,258)	10.2%

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	December 31, 2022	December 31, 2021
Deferred tax liabilities:
Intangible contract assets	(30,184)	(605,473)
Canadian real estate	(10,123,376)	(10,166,453)
Total deferred tax liability	(10,153,560)	(10,771,926)

Deferred tax assets:
Other	90,563	—
Canadian non-capital losses	7,935,309	6,717,033
Total deferred tax assets	8,025,872	6,717,033

Valuation allowance	(4,077,932)	(3,664,367)

Net deferred tax liabilities	$(6,205,620)	$(7,719,260)

The Canadian non-capital losses expire between 2032 and 2042. The valuation allowance is associated with the Canadian non-capital losses.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

The following tables summarize information for the reportable segments for the periods presented:

	Year Ended December 31, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$191,749,578	$—	$—	$191,749,578
Ancillary operating revenue	8,445,803	—	—	8,445,803
Managed REIT Platform revenue	—	7,819,216	—	7,819,216
Reimbursable costs from Managed REITs	—	4,628,497	—	4,628,497
Total revenues	200,195,381	12,447,713	—	212,643,094
Operating expenses:
Property operating expenses	58,437,110	—	—	58,437,110
Managed REIT Platform expense	—	2,485,290	—	2,485,290
Reimbursable costs from Managed REITs	—	4,628,497	—	4,628,497
General and administrative	—	—	28,253,905	28,253,905
Depreciation	48,503,743	—	913,936	49,417,679
Intangible amortization expense	14,728,148	472,706	—	15,200,854
Acquisition expenses	888,009	—	—	888,009
Contingent earnout adjustment	—	1,514,447	—	1,514,447
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	122,557,010	11,150,622	29,167,841	162,875,473
Gain on equity interests upon acquisition	—	16,101,237	—	16,101,237
Income (loss) from operations	77,638,371	17,398,328	(29,167,841)	65,868,858
Other income (expense):
Interest expense	(41,339,401)	—	(172,510)	(41,511,911)
Net loss on extinguishment of debt	(2,393,475)	—	—	(2,393,475)
Other, net	(209,578)	155,332	(794,559)	(848,805)
Income tax (expense) benefit	36,197	563,053	(44,465)	554,785
Net income (loss)	$33,732,114	$18,116,713	$(30,179,375)	$21,669,452

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

	Year Ended December 31, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$150,610,337	$—	$—	$150,610,337
Ancillary operating revenue	7,552,597	—	—	7,552,597
Managed REIT Platform revenue	—	6,322,970	—	6,322,970
Reimbursable costs from Managed REITs	—	4,278,667	—	4,278,667
Total revenues	158,162,934	10,601,637	—	168,764,571
Operating expenses:
Property operating expenses	48,127,657	—	—	48,127,657
Managed REIT Platform expense	—	1,451,166	—	1,451,166
Reimbursable costs from Managed REITs	—	4,278,667	—	4,278,667
General and administrative	—	—	23,265,196	23,265,196
Depreciation	40,203,484	—	742,922	40,946,406
Intangible amortization expense	11,134,100	1,288,105	—	12,422,205
Acquisition expenses	934,838	—	—	934,838
Contingent earnout adjustment	—	12,619,744	—	12,619,744
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	100,400,079	28,027,255	24,008,118	152,435,452
Gain on sale of real estate	178,631	—	—	178,631
Income (loss) from operations	57,941,486	(17,425,618)	(24,008,118)	16,507,750
Other income (expense):
Interest expense	(33,207,310)	—	(176,294)	(33,383,604)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Other, net	(173,245)	(602,403)	(1,279,703)	(2,055,351)
Income tax (expense) benefit	(193,604)	2,004,879	—	1,811,275
Net income (loss)	$21,922,539	$(16,023,142)	$(25,464,115)	$(19,564,718)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

	Year Ended December 31, 2020
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$104,888,883	$—	$—	$104,888,883
Ancillary operating revenue	5,286,042	—	—	5,286,042
Managed REIT Platform revenue	—	8,048,630	—	8,048,630
Reimbursable costs from Managed REITs	—	5,800,808	—	5,800,808
Total revenues	110,174,925	13,849,438	—	124,024,363
Operating expenses:
Property operating expenses	38,305,199	—	—	38,305,199
Managed REIT Platform expense	—	2,806,921	—	2,806,921
Reimbursable costs from Managed REITs	—	5,800,808	—	5,800,808
General and administrative	—	—	16,471,199	16,471,199
Depreciation	31,773,526	—	521,101	32,294,627
Intangible amortization expense	5,234,312	4,542,804	—	9,777,116
Acquisition expenses	1,366,092	—	—	1,366,092
Contingent earnout adjustment	—	(2,500,000)	—	(2,500,000)
Impairment of goodwill and intangible assets	—	36,465,732	—	36,465,732
Impairment of investments in Managed REITs	—	4,376,879	—	4,376,879
Total operating expenses	76,679,129	51,493,144	16,992,300	145,164,573
Operating income (loss)	33,495,796	(37,643,706)	(16,992,300)	(21,140,210)
Other income (expense):
Interest expense	(35,864,227)	—	(189,085)	(36,053,312)
Other, net	(783,189)	1,222,086	(278,436)	160,461
Income tax (expense) benefit	2,491,215	3,335,043	—	5,826,258
Net loss	$(660,405)	$(33,086,577)	$(17,459,821)	$(51,206,803)

The following table summarizes our total assets by segment:

Segments	December 31, 2022	December 31, 2021
Self Storage(1)	$1,820,922,309	$1,546,835,094
Managed REIT Platform(2)	65,433,006	21,707,326
Corporate and Other	60,862,072	49,750,356
Total assets(3)	$1,947,217,387	$1,618,292,776

(1) Included in the assets of the Self Storage segment as of December 31, 2022 and 2021 were approximately $52.2 million and $49.8 million of goodwill, respectively. Additionally, as of December 31, 2022 we had never recorded any impairment charges to goodwill within the Self Storage segment.

(2) Included in the assets of the Managed REIT Platform segment as of December 31, 2022 and 2021, were approximately $1.4 million and $3.9 million of goodwill, respectively. Such goodwill is net of previous impairment charges in the Managed REIT Platform segment of approximately $24.7 million as of December 31, 2022 and 2021, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3) Other than our investments in and advances to Managed REITs, substantially all of our investments in real estate facilities and intangible assets made during the years ended December 31, 2022 and 2021 were associated with our self storage platform.

As of December 31, 2022 and 2021, approximately $170 million and $185 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the years ended December 31, 2022, 2021, and 2020, approximately $21.5 million, $19.2 million, and $14.7 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Note 10. Related Party Transactions

Self Administration Transaction

On June 28, 2019, we, our Operating Partnership and SmartStop TRS entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with our then-sponsor, SAM, and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM, along with certain other assets of SAM (collectively, the "Self Administration Transaction"). In relation to the Self Administration Transaction, SS OP Holdings received 3,283,302 Class A-2 limited partnership units of the Operating Partnership, See Note 12 – Commitment and Contingencies – Contingent Earnout for additional information.

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

Our Chief Executive Officer, who is also the Chairman of our board of directors, holds ownership interests in and is an officer of SAM, and other affiliated entities. Our Chief Executive Officer also previously indirectly held an ownership interest in our Former Dealer Manager. Previously, certain of our executive officers and another member of our board of directors held ownership interests in and/or were officers of SAM, and other affiliated entities. Accordingly, any agreements or transactions we have entered into with such entities may present a conflict of interest. None of SAM and its affiliates or our directors or executive officers receive any compensation, fees or reimbursements from our Managed REITs, other than with respect to fees and reimbursements in accordance with the Administrative Services Agreement and the transfer agent agreement, or as otherwise described in this section.

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

Affiliated Former Dealer Manager

SAM previously indirectly held a 15% non-voting equity interest in our Former Dealer Manager. Affiliates of our Former Dealer Manager own limited partnership interests in our Operating Partnership.

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

December 31, 2022, 2021 and 2020

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2022 and 2021, as well as any related amounts payable as of December 31, 2022 and 2021.

	Year Ended December 31, 2021			Year Ended December 31, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$967,341	$916,349	$86,992	$1,242,655	$1,260,896	$68,751
Additional paid-in capital
Transfer Agent expenses	150,000	150,000	—	100,000	100,000	—
Stockholder servicing fee(1)	161,545	636,654	156,320	53,660	209,980	—
Other
Other	1,155,887	814,908	340,979	—	—	340,979
Total	$2,434,773	$2,517,911	$584,291	$1,396,315	$1,570,876	$409,730

(1)
We paid our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. The amount incurred during the years ended December 31, 2021 and 2022 represents an adjustment to the estimated stockholder servicing fee recorded at the time of the sale of the Class T Shares, based on the cessation date of such stockholder servicing fee of March 31, 2022.

Acquisition of Self Storage Platform from SAM and Other Transactions

As a result of the Self Administration Transaction, we acquired the self storage sponsorship platform of SAM. Accordingly, the advisor and property manager entities of SST IV and SSGT II became our indirect subsidiaries, and we became entitled to receive various fees and expense reimbursements under the terms of the SST IV and SSGT II advisory and property management agreements as described below. In addition, we now also own the advisor and property manager entities of SST VI and SSGT III and are entitled to receive various fees and expense reimbursements under the terms of the SST VI and SSGT III advisory and property management agreements as described below.

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

December 31, 2022, 2021 and 2020

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

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SST IV Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, as noted above, we adjusted the corresponding value of our related deferred tax liability by approximately $1.4 million during the year ended December 31, 2021, and recorded such benefit to the income tax (expense) benefit line-item in our consolidated statements of operations.

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

Effective June 1, 2022, in connection with the SSGT II Merger, the SSGT II Advisory Agreement was terminated and pursuant to the SSGT II operating partnership agreement, subordinated distribution of approximately $16.1 million was otherwise due. As a result, we recorded a gain of approximately $16.1 million related to our special limited partnership interest and recorded this within gain on preexisting equity interests upon acquisition of control in our consolidated statements of operations. As a result of our acquisition of SSGT II and terminating the SSGT II Advisory Agreement, we recorded a write-off of approximately $1.4 million related to the carrying value of the SSGT II Advisory Agreement contract.

As a result of the Self Administration Transaction, we recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SSGT II Advisory Agreement and its carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, as noted above, we adjusted the corresponding value of our related deferred tax liability by approximately $0.3 million on June 1, 2022, and recorded such benefit to the income tax (expense) benefit line-item in our consolidated statements of operations.

SST VI Advisory Agreement

The SST VI Advisor provides acquisition and advisory services to SST VI pursuant to an advisory agreement (the “SST VI Advisory Agreement”). In connection with the SST VI private placement offering, SST VI was required to

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

reimburse the SST VI Advisor for organization and offering costs from the SST VI private offering pursuant to the SST VI private offering advisory agreement.

Pursuant to the SST VI Advisory Agreement, the SST VI Advisor receives acquisition fees equal to 1.00% of the contract purchase price of each property SST VI acquires plus reimbursement of any acquisition expenses that SST VI Advisor incurs. The SST VI Advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SST VI’s aggregate asset value, as defined.

A subsidiary of our Operating Partnership may also be potentially entitled to a subordinated distribution through its ownership of a special limited partnership in SST VI’s operating partnership agreement if SST VI (1) lists its shares of common stock on a national exchange, (2) terminates the SST VI Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SST VI operating partnership agreement.

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

On March 1, 2022, Pacific Oak Holding Group, LLC, became a 10% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering. On October 25, 2022, we, through one of our subsidiaries also agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class W shares sold in their public offering. As such, through December 31, 2022, we had paid SST VI's dealer manager approximately $6,000 associated with the Class W Shares sold in their public offering.

Additionally, in connection with the commencement of SST VI's public offering, the SST VI Advisor or its affiliates agreed that it will fund on behalf of SST VI, an amount equal to 1% of the gross offering proceeds from the sale of Class W shares sold in their initial public offering, which amount shall be used by SST VI towards the payment of its offering expenses. Through December 31, 2022, the SST VI Advisor or its affiliates had incurred such reimbursable costs in the amount of approximately $23,000.

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

A subsidiary of our Operating Partnership may also be potentially entitled to various subordinated distributions through its ownership of a special limited partnership in SSGT III’s operating partnership agreement if SSGT III (1) lists its shares of common stock on a national exchange, (2) terminates the SSGT III Advisory Agreement, (3) liquidates its portfolio,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in the SSGT III operating partnership agreement.

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

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SST IV and SSGT II property management contracts and their carrying values for tax purposes. As we reduced the GAAP carrying value of such intangible assets, we adjusted the value of our deferred tax liability on a pro-rata basis, reducing the deferred tax liability by approximately $0.5 million during the three months ended March 31, 2021 related to the SST IV Merger and $0.2 million during the three months ended June 30, 2022 related to the SSGT II Merger and the related aforementioned write-offs, and recorded such benefits within the income tax (expense) benefit line-item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the years ended December 31, 2022, 2021, and 2020:

Managed REIT Platform Revenues	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Asset Management:
SST IV(1)	$—	$716,278	$3,211,661
SSGT II(2)	798,395	1,843,769	1,210,529
SST VI	1,348,314	178,282	—
SSGT III	145,622	—	—
	2,292,331	2,738,329	4,422,190
Property Management:
SST IV(1)	—	346,179	1,429,632
SSGT II(2)	407,706	709,533	371,751
SST VI	551,493	99,602	—
SSGT III	62,426	—	—
	1,021,625	1,155,314	1,801,383
Tenant Protection Program:
SST IV(1)	—	285,959	893,315
SSGT II(2)	250,156	636,671	257,602
SST VI	396,758	158,662	—
SSGT III	8,119	—	—
	655,033	1,081,292	1,150,917
Acquisition Fees:
SST VI	1,846,168	649,623	—
SSGT III	846,000	—	—
	2,692,168	649,623	—
Other revenue(3)	1,158,059	698,412	674,140
Total Managed REIT Platform Revenue	$7,819,216	$6,322,970	$8,048,630

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
(3)
Such revenue primarily includes other property management related fees, construction management fees, development fees, and other miscellaneous revenues.

We offer tenant insurance or tenant protection programs to customers at our Managed REITs' properties pursuant to which we, as the property manager and majority shareholder of the Tenant Protection Program joint ventures, are entitled to substantially all of the net revenue attributable to the sale of such tenant programs.

In order to protect our interest in receiving these revenues in light of the fact that the Managed REITs control the properties, we and the Managed REITs transferred our respective rights in such arrangements to a joint venture entity owned 99.9% by us through a TRS subsidiary and 0.1% by the Managed REIT. Under the terms of the operating agreements of the joint venture entities, we receive 99.9% of the net revenues generated from such Tenant Protection Programs and the Managed REIT receives the other 0.1% of such net revenues. Subsequent to the SST IV Merger and the SSGT II Merger, the SST IV and SSGT II Tenant Protection Programs joint ventures are wholly owned by us and such revenue is generated at our now wholly-owned self storage properties and is recorded within ancillary operating revenue in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Reimbursable costs from Managed REITs includes reimbursement of SST IV (until the SST IV Merger Date), SSGT II, (until the SSGT II Merger Date), SST VI and SSGT III's Advisors’ direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of the costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of December 31, 2022 and 2021, we had receivables due from the Managed REITs totaling approximately $2.0 million, and $1.4 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SLP”) in SST VI OP.

For the year ended December 31, 2022, we recorded a loss related to our equity interest in SST VI OP of approximately $1.8 million, and received distributions in the amount of approximately $315,000.

As discussed in Note 2 – Summary of Significant Accounting Policies, due to our equity interest in SST VI OP, we consolidated this investment from March 10, 2021 (the date of our initial investment in SST VI OP) until May 1, 2021.

Debt Investments

On March 11, 2021, SST VI OP, through a wholly-owned subsidiary, used the funds from our $5.0 million investment described above, in part, to acquire its first self storage facility in Phoenix, Arizona for approximately $16 million. In connection with SST VI OP’s acquisition of the Phoenix property, we provided a $3.5 million mezzanine loan to a wholly-owned subsidiary of SST VI OP with an initial interest rate of 8.5% and term of six months; as well as a 180 day extension option which was exercised and increased the interest rate to 9.25% for the remainder of the term.

On April 16, 2021, in connection with SST VI OP’s investment in a real estate joint venture property located in North York, Ontario Canada, we provided a $2.1 million term loan with similar terms as the mezzanine loan discussed above.

On November 12, 2021, a wholly-owned subsidiary of SST VI OP repaid the outstanding balance on the $3.5 million mezzanine loan and the $2.1 million term loan along with all accrued interest. The loans were terminated in accordance with the mezzanine loan agreement and the term loan agreement without fees or penalties.

On December 30, 2021, in connection with SST VI's acquisition of two self storage facilities, SmartStop OP entered into a mezzanine loan agreement with a wholly-owned subsidiary of SST VI OP for up to $45 million (the “SST VI Mezzanine Loan”). The SST VI Mezzanine Loan required a commitment fee equal to 1.0% of the amount drawn at closing of the SST VI Mezzanine Loan, and each subsequent draw.

The SST VI Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from a maximum of $45 million to $55 million. Pursuant to this amendment, the interest rate on the SST VI Mezzanine Loan converted to a variable rate equal to SOFR plus 3.0%. Additionally, in such amendment, SST VI exercised the existing extension option, whereby payments on the SST VI Mezzanine Loan are interest only until December 30, 2023. The SST VI Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SST VI Mezzanine Loan may be released from the pledge of collateral. The SST VI Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SST VI that collectively owned 15 operating self storage facilities as of December 31, 2022. SST VI OP also serves as a non-recourse guarantor.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

As of December 31, 2022 and 2021, a wholly-owned subsidiary of SST VI OP had $35.0 million and $6.8 million outstanding, respectively, pursuant to the SST VI Mezzanine Loan.

The following table summarizes the carrying value of our investments in and advances to SST VI as of December 31, 2022 and 2021:

	As of December 31,
Receivables:	2022	2021
Receivables and advances due	$1,828,990	$801,233
Debt:
SST VI Mezzanine Loan(1)	35,000,000	6,800,000
Equity:
SST VI OP Units and SLP	3,221,410	4,200,905
Total investments in and advances	$40,050,400	$11,802,138

(1) As of December 31, 2022 and 2021, $20.0 million and $38.2 million, respectively was available to be drawn on the SST VI Mezzanine Loan. Subsequent to December 31, 2022, on January 30, 2023, SST VI borrowed an additional $15.0 million on the SST VI Mezzanine Loan. Additionally, on January 30, 2023, we invested $15.0 million in preferred limited partnership interests in SST VI OP. Please see Note 14 – Subsequent Events, of the Notes to the Consolidated Financial Statements for more information.

Investments in and advances to SSGT III OP

Equity Investments

On August 29, 2022, SmartStop OP made an investment of $5.0 million in SS Growth Operating Partnership III, L.P., the operating partnership of SSGT III ("SSGT III OP"), in exchange for common units of limited partnership interest in SSGT III OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the "SLP") in SSGT III OP.

For the year ended December 31, 2022, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.3 million, and received distributions in the amount of approximately $55,000.

Debt Investments

On August 9, 2022, in connection with SSGT III's acquisition of two self storage facilities, SmartStop OP, L.P. entered into a mezzanine loan agreement with a wholly-owned subsidiary of SSGT III, for up to $50.0 million (the "SSGT III Mezzanine Loan"), of which $42.0 million was funded as an initial draw at the time of closing. The SSGT III Mezzanine Loan requires a commitment fee equal to 1.0% of the amount drawn at closing of the SSGT III Mezzanine Loan, and subsequent draws.

The SSGT III Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from up to $50 million to $77 million. Pursuant to this amendment, the interest rate on the SSGT III Mezzanine Loan became a variable rate equal to SOFR plus 3.0%. Payments on the SSGT III Mezzanine Loan are interest only until August 9, 2023, which is the initial maturity date of the SSGT III Mezzanine Loan . SSGT III may, in certain circumstances, extend the ultimate maturity date of the SSGT III Mezzanine Loan until August 9, 2024 upon written notice to us, in which event the interest rate of the SSGT III Mezzanine Loan will increase to SOFR plus 4.0% per annum, pursuant to the December 20, 2022 amendment. The SSGT III Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan may be released from the pledge of collateral. The SSGT III Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned three operating self storage facilities as of December 31, 2022. SSGT III OP, also serves as a non-recourse guarantor.

As of December 31, 2022, a wholly-owned subsidiary of SSGT III OP had $17.5 million outstanding pursuant to the SSGT III Mezzanine Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

The following table summarizes the carrying value our investments in and advances to SSGT III OP as of December 31, 2022 and 2021:

	As of December 31,
Receivables:	2022	2021
Receivables and advances due	$156,082	$—
Debt:
SSGT III Mezzanine Loan(1)	17,500,000	—
Equity:
SSGT III OP Units and SLP	4,664,687	—
Total investments in and advances	$22,320,769	$—

(1) As of December 31, 2022, $17.5 million was available to be drawn on the SSGT III Mezzanine Loan. On January 26, 2023, SSGT III fully repaid the $17.5 million outstanding principal, plus accrued interest.

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, SmartStop TRS and SmartStop Storage Advisors, LLC (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support. SAM and the Company Parties will reimburse one another based on the actual costs of providing their respective services. Additionally, SAM paid the Company Parties an allocation of rent and overhead for the portion of the Ladera Office that it occupied. Such agreement had an initial term of three years, with automatic one-year renewals, and is subject to certain adjustments as defined in the agreement.

For the years ended December 31, 2022 and 2021, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.3 million and approximately $0.2 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $0.7 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of December 31, 2022 and 2021, a receivable of approximately $15,000 and $60,000 was due from SAM related to the Administrative Services Agreement, respectively.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through December 31, 2022, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through March 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020, the Compensation Committee of the board of directors approved awards for our executive officers, which include (1) performance based awards, and (2) time based awards. For both such type of awards, the recipient can choose either LTIP Units or restricted stock consisting of shares of our common stock. Effective June 2022, certain other recipients of time based awards were also allowed to choose either LTIP Units or restricted stock shares of our common stock.

The fair value of restricted stock is determined on the grant date based on an estimated value per share, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. The fair value of LTIP Units are further adjusted by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

performance based awards, a fair value was determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement as of the end of the respective period.

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

With respect to grants of time based LTIP Units, distributions accrue based on the effective date of each grant, and are payable as distributions are paid on our Class A Shares without regard to whether the underlying awards have vested. With respect to time based restricted stock issued to our board of directors in or after June 2022, distributions accrue as of the effective date of each grant and are payable as distributions are paid on our Class A Shares without regard to whether the underlying awards have vested. With respect to all other existing time based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

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

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIPs
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	249,271	$9.58	160,891	$9.09
Granted	78,192	9.85	222,581	9.30
Vested	(105,328)	9.64	(109,276)	9.20
Forfeited	(2,189)	9.78	—	—
Unvested at December 31, 2021	219,946	9.64	274,196	9.22
Granted	60,032	14.33	181,664	13.23
Vested	(129,498)	9.64	(165,219)	10.21
Forfeited	(4,630)	11.76	—	—
Unvested at December 31, 2022	145,850	$11.50	290,641	$11.16

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted amount of the award. The targeted award for each executive was determined and approved by the Compensation Committee of our Board of Directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison will be conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2020, 2021 and 2022 grants will vest, as

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

applicable, no later than March 31, 2023, 2024, and 2025, respectively. As of December 31, 2022, no performance based awards had vested.

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIPs
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	5,752	$9.78	130,638	$9.09
Granted	—	—	148,387	9.30
Vested	—	—	—	—
Forfeited	—	—	(11,918)	9.09
Unvested at December 31, 2021	5,752	9.78	267,107	9.21
Granted	—	—	113,429	13.18
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2022	5,752	$9.78	380,536	$10.39

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

As of December 31, 2022, 9,978,272 shares of stock were available for issuance under the Plan.

We recorded approximately $3.8 million, $2.8 million, and $1.6 million of equity based compensation expense in general and administrative expense during the years ended December 31, 2022, 2021, and 2020, respectively. We recorded approximately $155,000, $80,000, and $40,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, and 2021, there was approximately $4.8 million and $4.5 million of total unrecognized compensation expense related to non-vested equity awards, respectively. As of December 31, 2022 and 2021, such cost was expected to be recognized over a weighted-average period of approximately 2.1 years and 2.1 years, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Note 12. Commitments and Contingencies

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

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan (our "DRP") that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. The purchase price per share pursuant to our DRP is equivalent to the estimated value per share

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on December 6, 2022, any shares sold pursuant to our distribution reinvestment plan will be sold at our new estimated value per share of $15.21 per Class A Share and Class T Share. However, as described below, on March 7, 2022, our board of directors approved the suspension of our DRP, effective on April 15, 2022, therefore our last shares issued pursuant to the DRP were on March 15, 2022.

Share Redemption Program

As described in Note 2 – Summary of Significant Accounting Policies, we have an SRP, which is fully suspended. Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption.

Our board of directors may amend, suspend or terminate the SRP with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

On August 20, 2020, our board of directors amended the terms of the SRP to revise the redemption price per share for all redemptions under the SRP to be equal to the most recently published estimated net asset value per share of the applicable share class (the “SRP Amendment”). Prior to the SRP Amendment, the redemption amount was the lesser of the amount the stockholders paid for their shares or the price per share in the current offering. On December 6, 2022, we declared a new estimated net asset value per share and the redemption price under our SRP immediately changed to $15.21 (our current estimated net asset value per share).

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

For the year ended December 31, 2022, we received redemption requests totaling approximately $2.4 million (approximately 0.2 million shares). Due to the complete suspension of our SRP we were unable to honor redemption requests made during the year ended December 31, 2022.

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

December 31, 2022, 2021 and 2020

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

Prior to the suspension of our SRP, consistent with its terms, all redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter were processed on the last business day of the month following the end of the quarter in which the redemption requests were received. Accordingly, redemption requests received during the fourth quarter of 2021 were processed on January 31, 2022, and redemption requests received during the first quarter of 2022 ordinarily would have needed to be received on or prior to March 31, 2022 and would have been processed on April 30, 2022. However, the effective date of the aforementioned suspension of our SRP occurred prior to March 31, 2022. Accordingly, any redemption requests received during the year ended December 31, 2022, or any future quarter, will not be processed until the Board approves the resumption of our SRP, if ever.

Operating Partnership Redemption Rights

Generally, the limited partners of our Operating Partnership, have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year.

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

Other Contingencies and Commitments

We have severance arrangements which cover certain members of our management team; these provide for severance payments upon certain events, including after a change of control.

See Note 10 – Related Party Transactions related to our debt investments in the Managed REITs for more information about our contingent obligations under these agreements.

As of December 31, 2022, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.4 million, and $2.5 million during the years ending December 31, 2023 and 2024, respectively.

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

Note 13. Declaration of Distributions

On December 21, 2022, our board of directors declared a distribution rate for the month of January 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2023 and ending January 31, 2023. On January 17, 2023, our board of directors declared a distribution rate for the month of February 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on February 1, 2023 and ending February 28, 2023. On February 24, 2023, our board of directors declared a distribution rate for the month of March 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

close of business on each day of the period commencing on March 1, 2023 and ending March 31, 2023. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to December 31, 2022:

On January 30, 2023, SSSR Preferred Investor, LLC (the “Preferred Investor”), an indirect subsidiary of the Company, entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Agreement”) with Strategic Storage Trust VI, Inc. (“SST VI”) and Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”). An indirect subsidiary of the Company serves as the sponsor of SST VI. Pursuant to the terms of the Agreement, the Preferred Investor purchased 600,000 units of limited partnership interest in SST VI OP (the “Preferred Units”) for an aggregate of $15 million (the “Preferred Investment”). Upon the closing of the Preferred Investment, the Preferred Investor was due an investment fee equal to 1% of the investment amount. The Preferred Investor will receive distributions, payable monthly in arrears, at a rate of 7.0 % per annum from the date of issuance until the second anniversary of the date of issuance, 8.0% per annum commencing thereafter until the third anniversary of the date of issuance, 9.0% per annum commencing thereafter until the fourth anniversary of the date of issuance, and 10% per annum thereafter, payable storage acquisition, development, and improvement activities, and working capital or other general partnership purposes. Each Preferred Unit has a liquidation preference of $25.00, plus all accumulated and unpaid distributions. The Preferred Units may be redeemed, in whole or in part, at the option of SST VI OP at any time or from time to time following the second anniversary of the initial date of issuance at a price equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon.

Issuance of Equity Awards

In February 2023, the compensation committee of our board of directors approved the 2023 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units.

In February 2023 an aggregate of 271,199 LTIP Units were issued to our executive officers in connection with performance-based equity grants. With respect to performance-based equity grants, the number of LTIP Units granted as of the grant date was equal 200% of the targeted award. These are non-vested grants which shall vest based on ranges from a threshold of 0% to a maximum of 200% of the targeted equity award set for each executive by the compensation committee, with such percentage being determined based upon our ranking as compared to a peer group of publicly traded self storage REITs in terms of the average same-store revenue growth, analyzed over a three-year period.

Similarly, in February 2023 an aggregate of 275,308 LTIP Units were issued to our executive officers in connection with time-based equity grants. These are non-vested grants which shall vest ratably over four years, with the first tranche vesting on December 31, 2023, subject to the recipient’s continued employment through the applicable vesting date.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

				Initial Cost to Company					Gross Carrying Amount at December 31, 2022
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$—	(4)	$531,000	$1,891,000	$2,422,000	$204,262		$531,000	$2,095,262	$2,626,262	$652,967	2004	11/3/2014
Cary	NC	—	(4)	1,064,000	3,301,000	4,365,000	244,450		1,064,000	3,545,450	4,609,450	1,055,508	1998/2005/2006	11/3/2014
Raleigh	NC	—	(4)	1,186,000	2,540,000	3,726,000	378,893		1,186,000	2,918,893	4,104,893	1,036,976	1999	11/3/2014
Myrtle Beach I	SC	8,491,387		1,482,000	4,476,000	5,958,000	546,002		1,482,000	5,022,002	6,504,002	1,575,498	1998/2005-2007	11/3/2014
Myrtle Beach II	SC	6,736,055		1,690,000	3,654,000	5,344,000	401,685		1,690,000	4,055,685	5,745,685	1,308,034	1999/2006	11/3/2014
Whittier	CA	4,495,305		2,730,000	2,916,875	5,646,875	735,636		2,730,000	3,652,511	6,382,511	1,266,433	1989	2/19/2015
La Verne	CA	3,093,713		1,950,000	2,036,875	3,986,875	345,409		1,950,000	2,382,284	4,332,284	879,912	1986	1/23/2015
Santa Ana	CA	5,075,474		4,890,000	4,006,875	8,896,875	756,398		4,890,000	4,763,273	9,653,273	1,624,906	1978	2/5/2015
Upland	CA	3,528,728		2,950,000	3,016,875	5,966,875	596,231		2,950,000	3,613,106	6,563,106	1,294,817	1979	1/29/2015
La Habra	CA	3,576,890		2,060,000	2,356,875	4,416,875	652,209		2,060,000	3,009,084	5,069,084	929,982	1981	2/5/2015
Monterey Park	CA	2,513,545		2,020,000	2,216,875	4,236,875	400,444		2,020,000	2,617,319	4,637,319	806,159	1987	2/5/2015
Huntington Beach	CA	6,815,534		5,460,000	4,856,875	10,316,875	508,065		5,460,000	5,364,940	10,824,940	1,772,180	1986	2/5/2015
Chico	CA	1,136,033		400,000	1,336,875	1,736,875	372,580		400,000	1,709,455	2,109,455	595,664	1984	1/23/2015
Lancaster	CA	1,643,514		200,000	1,516,875	1,716,875	544,234		200,000	2,061,109	2,261,109	772,616	1980	1/29/2015
Riverside	CA	2,271,845		370,000	2,326,875	2,696,875	744,444		370,000	3,071,319	3,441,319	1,013,228	1985	1/23/2015
Fairfield	CA	2,682,779		730,000	2,946,875	3,676,875	322,208		730,000	3,269,083	3,999,083	1,036,507	1984	1/23/2015
Lompoc	CA	2,755,244		1,000,000	2,746,875	3,746,875	348,373		1,000,000	3,095,248	4,095,248	959,467	1982	2/5/2015
Santa Rosa	CA	7,154,002		3,150,000	6,716,875	9,866,875	837,876		3,150,000	7,554,751	10,704,751	2,394,886	1979-1981	1/29/2015
Vallejo	CA	—	(4)	990,000	3,946,875	4,936,875	466,627		990,000	4,413,502	5,403,502	1,378,210	1981	1/29/2015
Federal Heights	CO	2,320,229		1,100,000	3,346,875	4,446,875	397,310		1,100,000	3,744,185	4,844,185	1,410,847	1983	1/29/2015
Aurora	CO	4,688,842		810,000	5,906,875	6,716,875	873,782		810,000	6,780,657	7,590,657	2,182,032	1984	2/5/2015
Littleton	CO	2,126,913		1,680,000	2,456,875	4,136,875	380,972		1,680,000	2,837,847	4,517,847	972,290	1985	1/23/2015
Bloomingdale	IL	2,320,229		810,000	3,856,874	4,666,874	516,113		810,000	4,372,987	5,182,987	1,376,557	1987	2/19/2015
Crestwood	IL	1,595,130		250,000	2,096,875	2,346,875	438,121		250,000	2,534,996	2,784,996	870,846	1987	1/23/2015
Forestville	MD	3,383,575		1,940,000	4,346,875	6,286,875	1,155,658		1,940,000	5,502,533	7,442,533	2,074,243	1988	1/23/2015
Warren I	MI	1,909,295		230,000	2,966,875	3,196,875	605,075		230,000	3,571,950	3,801,950	1,180,432	1996	5/8/2015
Sterling Heights	MI	2,247,764		250,000	3,286,875	3,536,875	917,177		250,000	4,204,052	4,454,052	1,324,243	1977	5/21/2015
Troy	MI	3,335,413		240,000	4,176,875	4,416,875	464,700		240,000	4,641,575	4,881,575	1,455,387	1988	5/8/2015
Warren II	MI	2,199,380		240,000	3,066,875	3,306,875	748,969		240,000	3,815,844	4,055,844	1,286,694	1987	5/8/2015
Beverly	NJ	1,353,430		400,000	1,696,875	2,096,875	363,219		400,000	2,060,094	2,460,094	634,190	1988	5/28/2015
Everett	WA	2,658,476		2,010,000	2,956,875	4,966,875	810,891		2,010,000	3,767,766	5,777,766	1,185,904	1986	2/5/2015
Foley	AL	4,036,209		1,839,000	5,717,000	7,556,000	922,571		1,839,000	6,639,571	8,478,571	2,043,884	1985/1996/2006	9/11/2015
Tampa	FL	1,595,130		718,244	2,257,471	2,975,715	595,503		718,244	2,852,974	3,571,218	860,973	1985	11/3/2015
Boynton Beach	FL	7,975,648		1,983,491	15,232,817	17,216,308	562,650		1,983,491	15,795,467	17,778,958	3,390,161	2004	1/7/2016
Lancaster II	CA	2,296,148		670,392	3,711,424	4,381,816	368,560		670,392	4,079,984	4,750,376	1,124,491	1991	1/11/2016
Milton(2)	ONT	—	(4)	1,452,870	7,929,810	9,382,680	631,867	(3)	1,490,206	8,524,341	10,014,547	1,850,082	2006	2/11/2016
Burlington I(2)	ONT	—	(4)	3,293,267	10,278,861	13,572,128	843,154	(3)	3,377,898	11,037,384	14,415,282	2,405,590	2011	2/11/2016
Oakville I(2)	ONT	—	(4)	2,655,215	13,072,458	15,727,673	2,456,332	(3)	2,723,449	15,460,556	18,184,005	3,394,879	2016	2/11/2016
Oakville II(2)	ONT	—	(4)	2,983,307	9,346,283	12,329,590	311,685	(3)	2,975,847	9,665,428	12,641,275	2,187,289	2004	2/29/2016
Burlington II(2)	ONT	—	(4)	2,944,035	5,125,839	8,069,874	242,547	(3)	2,936,674	5,375,747	8,312,421	1,212,620	2008	2/29/2016
Xenia	OH	—	(4)	275,493	2,664,693	2,940,186	175,415		275,493	2,840,108	3,115,601	766,260	2003	4/20/2016
Sidney	OH	—	(4)	255,246	1,806,349	2,061,595	232,575		255,246	2,038,924	2,294,170	806,881	2003	4/20/2016
Troy	OH	—	(4)	150,666	2,596,010	2,746,676	206,114		150,666	2,802,124	2,952,790	858,965	2003	4/20/2016
Greenville	OH	—	(4)	82,598	1,909,466	1,992,064	209,324		82,598	2,118,790	2,201,388	568,842	2003	4/20/2016

				Initial Cost to Company					Gross Carrying Amount at December 31, 2022
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Washington Court House	OH	—	(4)	255,456	1,882,203	2,137,659	173,835		255,456	2,056,038	2,311,494	571,588	2003	4/20/2016
Richmond	IN	—	(4)	223,159	2,944,379	3,167,538	225,125		223,159	3,169,504	3,392,663	900,168	2003	4/20/2016
Connersville	IN	—	(4)	155,533	1,652,290	1,807,823	155,266		155,533	1,807,556	1,963,089	506,706	2003	4/20/2016
Port St. Lucie I	FL	—	(4)	2,589,781	6,339,578	8,929,359	269,080		2,589,781	6,608,658	9,198,439	1,585,837	1999	4/29/2016
Sacramento	CA	—	(4)	1,205,209	6,616,767	7,821,976	146,392		991,287	6,977,081	7,968,368	1,538,414	2006	5/9/2016
Oakland	CA	—	(4)	5,711,189	6,902,446	12,613,635	346,418		5,711,189	7,248,864	12,960,053	1,582,865	1979	5/18/2016
Concord	CA	—	(4)	19,090,003	17,202,868	36,292,871	923,103		19,090,003	18,125,971	37,215,974	4,029,552	1988/1998	5/18/2016
Pompano Beach	FL	8,502,149		3,947,715	16,656,002	20,603,717	299,630		3,947,715	16,955,632	20,903,347	3,365,982	1979	6/1/2016
Lake Worth	FL	10,225,596		12,108,208	10,804,173	22,912,381	399,142		12,108,208	11,203,315	23,311,523	3,093,048	1998/2003	6/1/2016
Jupiter	FL	11,469,344		16,029,881	10,556,833	26,586,714	406,654		16,029,881	10,963,487	26,993,368	2,521,208	1992/2012	6/1/2016
Royal Palm Beach	FL	9,604,947		11,425,394	13,275,322	24,700,716	356,831		11,425,394	13,632,153	25,057,547	3,501,241	2001/2003	6/1/2016
Port St. Lucie II	FL	6,897,272		5,130,621	8,410,474	13,541,095	455,469		5,130,621	8,865,943	13,996,564	2,179,584	2002	6/1/2016
Wellington	FL	—	(4)	10,233,511	11,662,801	21,896,312	259,926		10,233,511	11,922,727	22,156,238	2,553,809	2005	6/1/2016
Doral	FL	—	(4)	11,335,658	11,485,045	22,820,703	384,227		11,335,658	11,869,272	23,204,930	2,599,570	1998	6/1/2016
Plantation	FL	15,267,178		12,989,079	19,224,919	32,213,998	851,417		12,989,079	20,076,336	33,065,415	4,267,131	2002/2012	6/1/2016
Naples	FL	—	(4)	11,789,085	12,771,305	24,560,390	395,774		11,789,085	13,167,079	24,956,164	2,778,539	2002	6/1/2016
Delray	FL	11,753,240		17,096,692	12,983,627	30,080,319	347,660		17,096,692	13,331,287	30,427,979	2,921,059	2003	6/1/2016
Baltimore	MD	—	(4)	3,897,872	22,427,843	26,325,715	717,900		3,897,872	23,145,743	27,043,615	5,166,657	1990/2014	6/1/2016
Sonoma	CA	6,795,065		3,468,153	3,679,939	7,148,092	224,692		3,468,153	3,904,631	7,372,784	922,006	1984	6/14/2016
Las Vegas I	NV	11,158,848		2,391,220	11,117,892	13,509,112	308,960		2,391,220	11,426,852	13,818,072	2,275,449	2002	7/28/2016
Las Vegas II	NV	11,207,605		3,840,088	9,916,937	13,757,025	356,819		3,840,088	10,273,756	14,113,844	2,195,007	2000	9/23/2016
Las Vegas III	NV	8,474,386		2,565,579	6,338,944	8,904,523	448,830		2,565,579	6,787,774	9,353,353	1,494,689	1989	9/27/2016
Asheville I	NC	—	(4)	3,619,676	11,173,603	14,793,279	517,214		3,619,676	11,690,817	15,310,493	2,560,579	1988/2005/2015	12/30/2016
Asheville II	NC	—	(4)	1,764,969	3,107,311	4,872,280	261,878		1,764,969	3,369,189	5,134,158	778,907	1984	12/30/2016
Hendersonville I	NC	—	(4)	1,081,547	3,441,204	4,522,751	269,243		1,081,547	3,710,447	4,791,994	807,391	1982	12/30/2016
Asheville III	NC	—	(4)	5,096,833	4,620,013	9,716,846	298,426		5,096,833	4,918,439	10,015,272	1,188,790	1991/2002	12/30/2016
Arden	NC	—	(4)	1,790,118	10,265,741	12,055,859	553,138		1,790,118	10,818,879	12,608,997	2,108,799	1973	12/30/2016
Asheville IV	NC	—	(4)	4,558,139	4,455,118	9,013,257	294,611		4,558,139	4,749,729	9,307,868	1,158,851	1985/1986/2005	12/30/2016
Asheville V	NC	—	(4)	2,414,680	7,826,417	10,241,097	433,376		2,414,680	8,259,793	10,674,473	1,794,288	1978/2009/2014	12/30/2016
Asheville VI	NC	—	(4)	1,306,240	5,121,332	6,427,572	288,489		1,306,240	5,409,821	6,716,061	1,099,654	2004	12/30/2016
Asheville VIII	NC	—	(4)	1,764,965	6,162,855	7,927,820	319,160		1,764,965	6,482,015	8,246,980	1,456,375	1968/2002	12/30/2016
Hendersonville II	NC	—	(4)	2,597,584	5,037,350	7,634,934	341,573		2,597,584	5,378,923	7,976,507	1,385,172	1989/2003	12/30/2016
Asheville VII	NC	—	(4)	782,457	2,139,791	2,922,248	95,973		782,457	2,235,764	3,018,221	526,446	1999	12/30/2016
Sweeten Creek Land	NC	—		348,480	-	348,480	-		348,480	-	348,480	-	N/A	12/30/2016
Highland Center Land	NC	—		50,000	-	50,000	-		50,000	-	50,000	-	N/A	12/30/2016
Aurora II	CO	—	(4)	1,584,664	8,196,091	9,780,755	161,797		1,584,664	8,357,888	9,942,552	1,959,680	2012	1/11/2017
Dufferin(2)	ONT	—	(4)	6,258,511	16,287,332	22,545,843	1,698,188	(3)	6,544,256	17,699,775	24,244,031	3,371,759	2015	2/1/2017
Mavis(2)	ONT	—	(4)	4,657,233	14,493,508	19,150,741	1,207,696	(3)	4,869,868	15,488,569	20,358,437	2,908,138	2013	2/1/2017
Brewster(2)	ONT	—	(4)	4,136,329	9,527,410	13,663,739	837,189	(3)	4,325,182	10,175,746	14,500,928	1,956,001	2013	2/1/2017
Granite(2)	ONT	—	(4)	3,126,446	8,701,429	11,827,875	724,916	(3)	3,269,190	9,283,601	12,552,791	1,698,329	1998/2016	2/1/2017
Centennial(2)	ONT	—	(4)	1,714,644	11,428,538	13,143,182	688,090	(3)	1,792,930	12,038,342	13,831,272	2,161,162	2016/2017	2/1/2017
Ft. Pierce	FL	8,764,926		1,152,931	12,398,306	13,551,237	229,192		1,152,931	12,627,498	13,780,429	1,559,942	2008	1/24/2019
Russell Blvd, Las Vegas II	NV	—	(4)	3,433,634	15,449,497	18,883,131	692,595		3,510,075	16,065,651	19,575,726	2,455,682	1996	1/24/2019
Jones Blvd, Las Vegas I	NV	—	(4)	1,975,283	12,565,410	14,540,693	186,266		1,975,283	12,751,676	14,726,959	1,561,518	1999	1/24/2019
Airport Rd, Colorado Springs	CO	—	(4)	870,373	7,877,813	8,748,186	312,027		870,373	8,189,840	9,060,213	1,082,369	1983	1/24/2019
Riverside	CA	—	(4)	1,259,685	6,995,794	8,255,479	365,030		1,259,685	7,360,824	8,620,509	1,024,838	1980	1/24/2019

				Initial Cost to Company					Gross Carrying Amount at December 31, 2022
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Stockton	CA	—	(4)	783,938	7,706,492	8,490,430	215,432		783,938	7,921,924	8,705,862	1,063,931	1984	1/24/2019
Azusa	CA	—	(4)	4,384,861	9,153,677	13,538,538	192,710		4,384,861	9,346,387	13,731,248	1,201,203	1986	1/24/2019
Romeoville	IL	—	(4)	964,701	5,755,146	6,719,847	369,798		964,701	6,124,944	7,089,645	870,184	1986	1/24/2019
Elgin	IL	—	(4)	1,162,197	2,895,052	4,057,249	184,869		1,162,197	3,079,921	4,242,118	554,774	1986	1/24/2019
San Antonio I	TX	—	(4)	1,602,740	9,196,093	10,798,833	213,577		1,602,740	9,409,670	11,012,410	1,225,041	1998	1/24/2019
Kingwood	TX	—	(4)	1,016,291	9,358,519	10,374,810	228,992		1,016,291	9,587,511	10,603,802	1,301,662	2001	1/24/2019
Aurora III	CO	—	(4)	1,678,141	5,958,219	7,636,360	134,038		1,678,141	6,092,257	7,770,398	1,041,306	2015	1/24/2019
Stoney Creek I (2)	ONT	—	(4)	2,363,127	8,154,202	10,517,329	(47,151)	(3)	2,328,422	8,141,756	10,470,178	1,089,451	N/A	1/24/2019
Torbarrie (2)	ONT	—	(4)	2,714,051	5,262,813	7,976,864	7,949,502	(3)	2,674,192	13,252,174	15,926,366	1,406,635	1980	1/24/2019
Baseline	AZ	—	(4)	1,307,289	11,385,380	12,692,669	220,452		1,307,289	11,605,832	12,913,121	1,551,922	2016	1/24/2019
3173 Sweeten Creek Rd, Asheville	NC	—	(4)	1,036,164	8,764,558	9,800,722	1,234,645		1,036,164	9,999,203	11,035,367	1,223,873	1982	1/24/2019
Elk Grove	IL	—	(4)	2,384,166	6,000,071	8,384,237	211,960		2,384,166	6,212,031	8,596,197	852,715	2016	1/24/2019
Garden Grove	CA	—	(4)	8,076,202	13,152,494	21,228,696	279,159		8,076,202	13,431,653	21,507,855	1,743,967	2017	1/24/2019
Deaverview Rd, Asheville	NC	—	(4)	1,449,001	4,412,039	5,861,040	315,871		1,449,001	4,727,910	6,176,911	693,994	1992	1/24/2019
Highland Center Blvd, Asheville	NC	—	(4)	1,763,875	4,823,116	6,586,991	302,930		1,763,875	5,126,046	6,889,921	713,589	1994	1/24/2019
Sarasota	FL	—	(4)	1,084,165	7,359,913	8,444,078	137,663		1,084,165	7,497,576	8,581,741	933,825	2017	1/24/2019
Mount Pleasant	SC	—	(4)	1,054,553	5,678,794	6,733,347	139,511		1,054,553	5,818,305	6,872,858	724,650	2016	1/24/2019
Nantucket	MA	20,207,278		5,854,837	33,210,517	39,065,354	199,113		5,854,837	33,409,630	39,264,467	4,002,850	2002	1/24/2019
Pembroke Pines	FL	—	(4)	3,146,970	14,296,167	17,443,137	127,183		3,146,970	14,423,350	17,570,320	1,822,621	2018	1/24/2019
Riverview	FL	—	(4)	1,593,082	7,102,271	8,695,353	3,294,325		2,405,974	9,583,704	11,989,678	1,097,546	2018	1/24/2019
Eastlake	CA	—	(4)	2,120,104	15,417,746	17,537,850	169,002		2,120,104	15,586,748	17,706,852	1,815,870	2018	1/24/2019
McKinney	TX	—	(4)	2,177,186	9,320,876	11,498,062	222,422		2,101,521	9,618,963	11,720,484	1,183,221	2016	1/24/2019
Hualapai Way, Las Vegas	NV	—	(4)	742,839	9,018,717	9,761,556	95,212		742,839	9,113,929	9,856,768	1,132,369	2018	1/24/2019
Gilbert	AZ	—	(4)	1,379,687	9,021,255	10,400,942	375,672		1,037,750	9,738,864	10,776,614	1,100,568	2019	7/11/2019
Industrial, Jensen Beach	FL	4,009,000		893,648	6,969,348	7,862,996	42,310		893,648	7,011,658	7,905,306	415,305	1979	3/17/2021
Emmett F Lowry Expy, Texas City	TX	5,112,000		940,119	8,643,066	9,583,185	34,593		940,119	8,677,659	9,617,778	507,728	2010	3/17/2021
Van Buren Blvd, Riverside II	CA	3,510,000		2,308,151	7,393,117	9,701,268	147,637		2,308,151	7,540,754	9,848,905	418,015	1984	3/17/2021
Las Vegas Blvd, Las Vegas	NV	5,413,000		922,569	11,035,721	11,958,290	61,779		922,569	11,097,500	12,020,069	591,900	1996	3/17/2021
Goodlette Rd, Naples	FL	—	(4)	2,467,683	18,647,151	21,114,834	105,108		2,467,683	18,752,259	21,219,942	1,027,884	2001	3/17/2021
Centennial Pkwy, LV II	NV	7,118,000		1,397,045	15,193,510	16,590,555	57,329		1,397,045	15,250,839	16,647,884	841,303	2006	3/17/2021
Texas Ave, College Station	TX	—	(4)	3,530,460	5,583,528	9,113,988	24,331		3,530,460	5,607,859	9,138,319	356,471	2004	3/17/2021
Meridian Ave, Puyallup	WA	6,616,000		5,747,712	9,884,313	15,632,025	41,899		5,747,712	9,926,212	15,673,924	648,705	1990	3/17/2021
Westheimer Pkwy, Katy	TX	—	(4)	1,212,751	6,423,972	7,636,723	39,686		1,212,751	6,463,658	7,676,409	364,032	2003	3/17/2021
FM 1488, The Woodlands II	TX	—	(4)	1,945,532	8,905,822	10,851,354	39,641		1,945,532	8,945,463	10,890,995	529,289	2007	3/17/2021
Hwy 290, Cypress	TX	—	(4)	2,832,498	5,259,689	8,092,187	105,836		2,832,498	5,365,525	8,198,023	338,028	2002	3/17/2021
Lake Houston Pkwy, Humble	TX	—	(4)	2,475,909	6,539,367	9,015,276	95,516		2,475,909	6,634,883	9,110,792	447,286	2004	3/17/2021
Gosling Rd, The Woodlands	TX	—	(4)	1,248,558	7,314,476	8,563,034	81,337		1,248,558	7,395,813	8,644,371	429,883	2002	3/17/2021
Queenston Blvd, Houston	TX	—	(4)	778,007	5,241,798	6,019,805	114,145		778,007	5,355,943	6,133,950	319,290	2007	3/17/2021
Jim Johnson Rd, Plant City	FL	8,722,000		1,176,605	20,045,758	21,222,363	49,084		1,176,605	20,094,842	21,271,447	1,347,264	2004	3/17/2021

Frelinghuysen Ave, Newark	NJ	—	(4)	10,700,968	24,754,531	35,455,499	1,861,781	10,700,968	26,616,312	37,317,280	1,546,567	1931	3/17/2021
Redmond Fall City Rd, Redmond	WA	—	(4)	3,874,807	7,061,417	10,936,224	104,302	3,874,807	7,165,719	11,040,526	443,033	1997	3/17/2021

				Initial Cost to Company					Gross Carrying Amount at December 31, 2022
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Greenway Rd, Surprise	AZ	—	(4)	1,340,075	7,587,601	8,927,676	87,372		1,340,075	7,674,973	9,015,048	446,777	2019	3/17/2021
Marshall Farms Rd, Ocoee	FL	—	(4)	1,253,081	10,931,368	12,184,449	12,214		1,253,081	10,943,582	12,196,663	593,995	2019	3/17/2021
Ardrey Kell Rd, Charlotte	NC	—	(4)	1,316,193	15,140,130	16,456,323	—		1,316,193	15,140,130	16,456,323	820,471	2018	3/17/2021
University City, Charlotte II	NC	—	(4)	1,134,981	11,301,614	12,436,595	14,335		1,134,981	11,315,949	12,450,930	627,380	2017	3/17/2021
Hydraulic Rd, Charlottesville	VA	—	(4)	1,846,479	16,268,290	18,114,769	2,832		1,846,479	16,271,122	18,117,601	867,689	2017	3/17/2021
Metcalf St, Escondido	CA	—	(4)	1,018,965	18,019,171	19,038,136	158,450		1,018,965	18,177,621	19,196,586	946,495	2019	3/17/2021
Tamiami Trail, Punta Gorda	FL	—	(4)	2,034,608	15,764,762	17,799,370	13,746		2,034,608	15,778,508	17,813,116	875,594	1992	3/17/2021
Iroquois Shore Rd, Oakville III (2)	ONT	11,992,500		1,423,150	18,637,895	20,061,045	(1,446,109)	(3)	1,314,804	17,300,132	18,614,936	863,228	2020	4/16/2021
Van Buren Blvd, Riverside III	CA	—		3,705,043	6,511,602	10,216,645	255,935		3,705,043	6,767,537	10,472,580	414,447	1996	5/27/2021
Alameda Pkwy, Lakewood	CO	—	(4)	2,134,320	14,750,963	16,885,283	352,899		2,134,320	15,103,862	17,238,182	564,837	1998	10/19/2021
Algonquin Rd, Algonquin	IL	—	(4)	717,325	17,439,376	18,156,701	211,176		717,325	17,650,552	18,367,877	516,204	1987	2/8/2022
Pell Cir, Sacramento	CA	—	(4)	1,796,664	22,828,895	24,625,559	167,122		1,796,664	22,996,017	24,792,681	483,354	1981	5/10/2022
St. Johns Commons Rd, St. Johns	FL	—	(4)	1,099,464	14,432,172	15,531,636	64,721		1,099,464	14,496,893	15,596,357	270,182	2017	5/17/2022
Mills Station Rd, Sacramento	CA	—	(4)	2,685,588	13,075,090	15,760,678	1,231		2,685,588	13,076,321	15,761,909	260,320	1979	6/1/2022
Happy Valley Rd, Phoenix	AZ	—	(4)	542,935	9,132,940	9,675,875	10,021		542,935	9,142,961	9,685,896	168,415	1941	6/1/2022
West Rd, Houston	TX	—	(4)	1,310,537	16,908,880	18,219,417	2,700		1,310,537	16,911,580	18,222,117	302,348	2018	6/1/2022
Capitol Dr, Milwaukee	WI	—	(4)	1,065,590	11,782,373	12,847,963	78,826		1,065,590	11,861,199	12,926,789	216,250	1996	6/1/2022
Bothell Everett, Mill Creek	WA	—	(4)	4,814,088	28,674,527	33,488,615	241,791		4,814,088	28,916,318	33,730,406	594,238	2003	6/1/2022
12th Ave, Homestead	FL	—	(4)	1,607,054	32,909,667	34,516,721	16,865		1,607,054	32,926,532	34,533,586	568,497	2019	6/1/2022
16900 State Rd, Lutz	FL	—	(4)	2,674,729	26,985,047	29,659,776	—		2,674,729	26,985,047	29,659,776	471,954	2019	6/1/2022
34th St, St. Petersburg	FL	—	(4)	1,896,569	23,290,141	25,186,710	—		1,896,569	23,290,141	25,186,710	423,797	2020	6/1/2022
Durango, Las Vegas	NV	—	(4)	2,355,229	26,030,925	28,386,154	—		2,355,229	26,030,925	28,386,154	445,180	2019	6/1/2022
93rd Ave SW, Olympia	WA	—	(4)	2,159,298	18,458,512	20,617,810	75,777		2,159,298	18,534,289	20,693,587	353,379	2006	6/1/2022
Aurora IV	CO	—		1,222,564	10,445,390	11,667,954	107,697		1,222,564	10,553,087	11,775,651	169,646	2018	6/28/2022
Corporate Office	CA	3,925,446		975,000	5,525,000	6,500,000	696,545		975,000	6,221,545	7,196,545	564,950	2018	1/24/2019
		$304,757,639		$419,364,049	$1,402,876,722	$1,822,240,771	$64,964,874		$420,522,591	$1,466,683,054	$1,887,205,645	$202,682,688

(1) The aggregate cost of real estate for United States federal income tax purposes is approximately $1,880,795,210

(2) This property is located in Ontario, Canada.

(3) The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

(4) The equity interest in these wholly-owned subsidiaries that directly own these unencumbered real estate assets comprise the borrowing base of the KeyBank Credit Facility and such equity interests were pledged as of December 31, 2022 for the benefit of the lenders thereunder.

Activity in real estate facilities during 2022, 2021, and 2021 was as follows:

	2022	2021	2020
Real estate facilities
Balance at beginning of year	$1,593,623,628	$1,210,102,582	$1,173,825,368
Facility acquisitions	298,341,568	371,507,610	—
Impact of foreign exchange rate changes	(12,984,154)	(138,457)	4,147,798
Improvements and additions	8,224,603	12,151,893	32,129,416
Other facility acquisitions	—	15,689,143	—
Disposition due to deconsolidation	—	(15,689,143)	—
Balance at end of year	$1,887,205,645	$1,593,623,628	$1,210,102,582
Accumulated depreciation
Balance at beginning of year	$(155,926,875)	$(115,903,045)	$(83,692,491)
Asset disposals	—	—	—
Depreciation expense	(48,400,073)	(40,158,233)	(31,711,102)
Disposition due to deconsolidation	—	62,466	—
Impact of foreign exchange rate changes	1,644,260	71,937	(499,452)
Balance at end of year	$(202,682,688)	$(155,926,875)	$(115,903,045)
Construction in process
Balance at beginning of year	$1,799,004	$1,761,303	$12,237,722
Net additions and assets placed into service	2,691,922	37,701	(10,476,419)
Balance at end of year	$4,490,926	$1,799,004	$1,761,303
Real estate facilities, net	$1,689,013,883	$1,439,495,757	$1,095,960,840

EXHIBIT INDEX

Exhibit No.	Description

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

4.3*	Description of Securities
4.4	Note Purchase Agreement, dated April 19, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

4.5	Form of Note, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

10.1+

SmartStop Self Storage REIT, Inc. 2022 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2022, Commission File No. 000-55617

10.2+*	Form of Time-Based Restricted Stock Agreement (Executives)

10.3+*	Form of Performance-Based Restricted Stock Agreement (Executives)

10.4+*	Form of Restricted Stock Agreement (Directors)

10.5+*	Form of Time-Based LTIP Unit Agreement (Executives)

10.6+*	Form of Performance-Based LTIP Unit Agreement (Executives)

10.7+*	Form of LTIP Unit Agreement (Directors)

10.8

Third Amended and Restated Limited Partnership Agreement, dated June 28, 2019, of Strategic Storage Operating Partnership II, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.9

Amendment No. 1 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.10

Amendment No. 2 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.11

Amendment No. 3 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2021, Commission File No. 000-55617

10.12

Amendment No. 4 to Third Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 23, 2022, Commission File No. 000-55617

10.13+

SmartStop Self Storage REIT, Inc. Executive Severance and Change of Control Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 26, 2021, Commission File No. 000-55617

10.14

Amendment No. 1 to the Executive Severance and Change of Control Plan of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 24, 2020, Commission File No. 000-55617

10.15	Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

10.16	KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.17	Promissory Note A-1, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.18	Promissory Note A-2, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.19	CMBS Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.20	CMBS Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.21	CMBS Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.22	CMBS Promissory Note A-3, dated January 24, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.23	CMBS Promissory Note A-4, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.24	CMBS Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.25

Contribution Agreement, dated June 28, 2019, by and among Strategic Storage Operating Partnership II, L.P., the Company, SmartStop Asset Management, LLC and SmartStop OP Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2019, Commission File No. 000-55617

10.26

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

10.27	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

10.28

Preferred Stock Purchase Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.29

Investors’ Rights Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.30

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

10.31

First Amendment to Credit Agreement, dated October 7, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2021, Commission File No. 000-55617

10.32	Increase Agreement, dated October 7, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 7, 2021, Commission File No. 000-55617

10.33

Second Amendment to Credit Agreement, dated April 19, 2022, incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11, filed on December 12, 2022, Commission File No. 333-264449

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the Year Ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 3, 2023.

SMARTSTOP SELF STORAGE REIT, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 3, 2023

/s/ James R. Barry James R. Barry	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2023

/s/ Michael Terjung Michael Terjung	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2023

/s/ David J. Mueller David J. Mueller	Independent Director	March 3, 2023

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 3, 2023

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 3, 2023

/s/ Paula Mathews Paula Mathews	Director	March 3, 2023