Form 10-Q
period 2023-03-31
SmartStop Self Storage REIT, Inc.
filed 2023-05-11
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023 there were 89,002,144 outstanding shares of Class A common stock and 8,098,641 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

•
Adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self storage properties;
•
Market trends in our industry, interest rates, inflation, the debt and lending markets or the general economy;
•
Failure to realize the benefits from affiliated mergers, acquisitions and other strategic transactions;
•
The current concentration of our rental income in Florida, California and the Greater Toronto Area of Canada
•
The effect of competition at our self storage properties or from other storage alternatives, which could cause rents and occupancy rates to decline;
•
The impact of our outstanding Series A Convertible Preferred Stock, which ranks senior to all common stock and grants the holder superior rights compared to common stockholders, and may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction;
•
Impacts on our business due to certain of our officers and key personnel facing competing demands relating to their time and conflicts of interest as a result of the positions they hold with affiliated entities;
•
The impact of investments in or loans to our Managed REITs;
•
Revenue and earnings from the Managed REIT Platform;
•
Increases in property taxes;
•
The impact of and changes in national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts, environmental matters, taxes, insurance, accounting guidance and other aspects of our business;
•
Impacts of changes in the Canadian Dollar/USD exchange rate, which could have a material adverse effect on our operating results;
•
The degree to which our hedging strategies may or may not protect us from interest rate volatility;
•
Risks associated with data breaches, including cybersecurity attacks or other unauthorized access or misuse of information, any of which could adversely affect our business and results;
•
Potential environmental or other liabilities;
•
Risks related to or a consequence of natural disasters or acts of violence, pandemics, terrorism, insurrection or war that affect the markets in which we operate;
•
Failure to continue to qualify as a REIT for U.S. federal income tax purposes.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, copies of which may be obtained from our website at www.investors.smartstopselfstorage.com.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), equity and temporary equity, and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate facilities:
Land	$420,577,635	$420,522,591
Buildings	1,379,865,260	1,377,311,421
Site improvements	90,018,705	89,371,633
	1,890,461,600	1,887,205,645
Accumulated depreciation	(215,774,078)	(202,682,688)
	1,674,687,522	1,684,522,957
Construction in process	4,952,854	4,490,926
Real estate facilities, net	1,679,640,376	1,689,013,883
Cash and cash equivalents	25,538,687	39,486,588
Restricted cash	7,848,794	6,551,803
Investments in unconsolidated real estate ventures (Note 4)	31,315,374	28,522,082
Investments in and advances to Managed REITs	78,222,349	62,371,167
Other assets, net	32,452,631	34,131,543
Intangible assets, net of accumulated amortization	13,670,521	15,553,303
Trademarks, net of accumulated amortization	15,876,470	15,911,765
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	1,618,182	2,031,922
Total assets	$1,939,826,715	$1,947,217,387
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,081,009,099	$1,068,371,956
Accounts payable and accrued liabilities	30,943,559	28,151,741
Due to affiliates	421,980	409,730
Distributions payable	8,984,429	9,324,453
Deferred tax liabilities	6,334,275	6,205,620
Total liabilities	1,127,693,342	1,112,463,500
Commitments and contingencies (Note 12)
Redeemable common stock	71,863,018	76,578,073
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively, with aggregate liquidation preferences of $203,082,192 and $203,150,685 at March 31, 2023 and December 31, 2022, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,882,544 and 88,853,454 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	88,882	88,853
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,085,550 and 8,085,550 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8,085	8,085
Additional paid-in capital	894,354,657	894,283,954
Distributions	(280,412,501)	(266,151,517)
Accumulated deficit	(165,914,552)	(164,524,595)
Accumulated other comprehensive income	2,477,861	3,654,682
Total SmartStop Self Storage REIT, Inc. equity	450,602,432	467,359,462
Noncontrolling interests in our Operating Partnership	93,279,401	94,405,766
Other noncontrolling interests	32,415	54,479
Total noncontrolling interests	93,311,816	94,460,245
Total equity	543,914,248	561,819,707
Total liabilities, temporary equity and equity	$1,939,826,715	$1,947,217,387

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Self storage rental revenue	$51,276,898	$43,056,872
Ancillary operating revenue	2,190,622	1,974,320
Managed REIT Platform revenue	2,276,535	1,809,096
Reimbursable costs from Managed REITs	1,391,210	1,143,573
Total revenues	57,135,265	47,983,861
Operating expenses:
Property operating expenses	16,533,452	13,105,325
Managed REIT Platform expenses	549,936	389,265
Reimbursable costs from Managed REITs	1,391,210	1,143,573
General and administrative	6,536,626	5,837,647
Depreciation	13,272,271	11,107,986
Intangible amortization expense	1,919,705	3,900,884
Acquisition expenses	31,190	417,774
Contingent earnout adjustment	—	513,821
Total operating expenses	40,234,390	36,416,275
Income from operations	16,900,875	11,567,586
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(405,111)	(233,294)
Equity in earnings (losses) from investments in Managed REITs	(233,025)	(139,294)
Other, net	750,978	(28,627)
Interest expense	(14,703,897)	(7,575,784)
Income tax expense	(277,220)	(321,128)
Net income	2,032,600	3,269,459
Net (income) attributable to noncontrolling interests	(340,365)	(403,822)
Less: Distributions to preferred stockholders	(3,082,192)	(3,082,192)
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(1,389,957)	$(216,555)
Net loss per Class A & Class T share – basic and diluted	$(0.02)	$(0.00)
Weighted average Class A shares outstanding – basic and diluted	88,735,173	76,946,796
Weighted average Class T shares outstanding – basic and diluted	8,085,550	8,070,949

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$2,032,600	$3,269,459
Other comprehensive income (loss):
Foreign currency translation adjustment	253,576	937,962
Foreign currency hedge contract losses	(91,616)	(834,436)
Interest rate swap and cap contract gains (losses)	(1,493,341)	506,515
Other comprehensive income (loss)	(1,331,381)	610,041
Comprehensive income	701,219	3,879,500
Comprehensive income attributable to noncontrolling interests:
Comprehensive income attributable to noncontrolling interests	(185,805)	(469,633)
Comprehensive income attributable to SmartStop Self Storage REIT, Inc. stockholders	$515,414	$3,409,867

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675
Offering costs	—	—	—	—	(53,949)	—	—	—	(53,949)	—	(53,949)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,098)	(8)	—	—	(74,487)	—	—	—	(74,495)	—	(74,495)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	15,513,821	15,513,821	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1,000	1,000	—	—
Changes to redeemable common stock	—	—	—	—	(5,243,398)	—	—	—	(5,243,398)	—	(5,243,398)	—	5,243,398
Redemptions of common stock	(106,502)	(107)	(4,696)	(5)	—	—	—	—	(112)	—	(112)	—	—
Issuance of restricted stock	45,170	45	—	—	—	—	—	—	45	—	45	—	—
Distributions	—	—	—	—	—	(12,427,305)	—	—	(12,427,305)	—	(12,427,305)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,679,314)	(1,679,314)	—	—
Issuance of shares for distribution reinvestment plan	313,658	314	34,048	34	5,243,050	—	—	—	5,243,398	—	5,243,398	—	—
Equity based compensation expense	—	—	—	—	403,252	—	—	—	403,252	768,685	1,171,937	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(216,555)	—	(216,555)	—	(216,555)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	355,978	355,978	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	47,844	47,844	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	836,775	836,775	101,187	937,962	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(744,417)	(744,417)	(90,019)	(834,436)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	451,872	451,872	54,643	506,515	—	—
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	88,853,454	$88,853	8,085,550	$8,085	$894,283,954	$(266,151,517)	$(164,524,595)	$3,654,682	$467,359,462	$94,460,245	$561,819,707	$196,356,107	$76,578,073
Tax withholding (net settlement) related to vesting of restricted stock	(14,786)	(15)	—	—	(211,951)	—	—	—	(211,966)	—	(211,966)	—	—
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4,715,055)
Issuance of restricted stock, net of forfeitures	43,876	44	—	—	—	—	—	—	44	—	44	—	—
Distributions	—	—	—	—	—	(14,260,984)	—	—	(14,260,984)	—	(14,260,984)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,028,207)	(2,028,207)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(129,486)	(129,486)	—	—
Equity based compensation expense	—	—	—	—	282,654	—	—	—	282,654	823,459	1,106,113	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(1,389,957)	—	(1,389,957)	—	(1,389,957)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	232,943	232,943	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	107,422	107,422	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	224,139	224,139	29,437	253,576	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(80,980)	(80,980)	(10,636)	(91,616)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,319,980)	(1,319,980)	(173,361)	(1,493,341)	—	—
Balance as of March 31, 2023	88,882,544	$88,882	8,085,550	$8,085	$894,354,657	$(280,412,501)	$(165,914,552)	$2,477,861	$450,602,432	$93,311,816	$543,914,248	$196,356,107	$71,863,018
See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,032,600	$3,269,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,191,976	15,008,869
Change in deferred tax liability	120,287	241,588
Accretion of fair market value adjustment of secured debt	3,230	(34,642)
Amortization of debt issuance costs	710,351	594,521
Equity based compensation expense	1,106,163	1,171,940
Contingent earnout adjustment	—	513,821
Non-cash adjustment from equity method investments in JV Properties	405,111	258,718
Non-cash adjustment from equity method investments in Managed REITs	423,237	143,834
Accretion of financing fee revenues	(63,177)	(17,000)
Unrealized foreign currency and derivative (gains) losses	406,298	(159,358)
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	645,445	(1,794,330)
Accounts payable and accrued liabilities	(2,471,540)	(2,136,923)
Managed REITs receivables	(2,628,287)	(1,436,953)
Due to affiliates	12,250	(42,241)
Net cash provided by operating activities	15,893,944	15,581,303
Cash flows from investing activities:
Purchase of real estate	—	(18,816,115)
Additions to real estate	(4,256,788)	(1,373,376)
Deposits on acquisition of real estate	(939,994)	(1,188,410)
Investments in unconsolidated JV Properties, net	(3,162,306)	(213,893)
SST VI Mezzanine Loan funding	(15,000,000)	—
SST VI Preferred equity investment	(15,000,000)	—
SSGT III Mezzanine Loan repayment	17,500,000	—
Net proceeds from the sale of real estate	—	228,146
Net cash used in investing activities	(20,859,088)	(21,363,648)
Cash flows from financing activities:
Proceeds from issuance of revolver debt	60,000,000	19,000,000
Repayment of revolver debt	(35,000,000)	—
Repayment of non-revolver debt	(12,016,875)	—
Scheduled principal payments on non-revolver debt	(670,707)	(628,984)
Debt issuance costs	—	(2,050)
Offering costs	—	(156,500)
Redemption of common stock	—	(1,751,436)
Restricted stock withholding for payroll taxes	(211,972)	—
Gross proceeds from issuance of equity in other noncontrolling interests	—	1,000
Distributions paid to preferred stockholders	(3,150,685)	(3,150,685)
Distributions paid to common stockholders	(14,684,560)	(7,180,866)
Distributions paid to noncontrolling interests in our OP	(2,005,649)	(1,597,751)
Net cash provided by (used in) financing activities	(7,740,448)	4,532,728
Impact of foreign exchange rate changes on cash and restricted cash	54,682	55,024
Change in cash, cash equivalents, and restricted cash	(12,650,910)	(1,194,593)
Cash, cash equivalents, and restricted cash beginning of year	46,038,391	44,686,361
Cash, cash equivalents, and restricted cash end of year	$33,387,481	$43,491,768
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$11,384,685	$7,225,122
Supplemental disclosure of noncash activities:
Redemption of common stock included in accounts payable and accrued liabilities	$4,715,055	$—
Issuance of shares pursuant to distribution reinvestment plan	$—	$5,243,398
Distributions payable	$8,984,429	$8,248,313
Conversion of A-2 Units into A-1 Units	$—	$15,513,821
Deposit applied to the purchase of real estate	$—	$190,000
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$1,082,916	$—
Real estate and construction in process included in accounts payable and accrued liabilities	$202,020	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note 1. Organization

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and, each of our subsidiaries.

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of March 31, 2023, we wholly-owned 153 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and the Greater Toronto Area of Ontario, Canada.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT (“SSGT III” and together with SST VI , the "Managed REITs"). We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022, the dates on which we closed on the mergers of SST IV (the "SST IV Merger") and SSGT II (the "SSGT II Merger"), respectively, as defined in Note 3 – Real Estate Facilities. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.”

We operate the properties owned by the Managed REITs, consisting of, as of March 31, 2023, 21 operating properties and approximately 16,300 units and 1.9 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P., (the "Operating Partnership") owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of March 31, 2023, we owned approximately 88.4% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 11.6% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC) ("SAM"), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the "Former Dealer Manager"). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

On December 6, 2022, our board of directors (the "Board"), upon recommendation of our Nominating and Corporate Governance Committee, approved an Estimated Per Share Net Asset Value ("NAV") of our common stock of $15.21 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2022.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Unaudited Information

The square footage, unit count, and occupancy percentage data and related disclosures included in these notes to the consolidated financial statements are outside the scope of our independent registered accounting firm's review.

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

As of March 31, 2023 and December 31, 2022, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres and our equity investments in the Managed REITs, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III, and SSGT II (through June 1, 2022) which are consolidated.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments and recorded within our consolidated statements of operations. Our share of earnings and losses from our equity method investments in the JV Properties (as defined in Note 4 – Investments in Unconsolidated Real Estate Ventures) was previously included in Other, net within our consolidated statements of operations, but has been reclassified to Equity in earnings (losses) from investments in JV Properties within the current consolidated statements of operations included herein.

Investments in and Advances to Managed REITs

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

As of March 31, 2023 and December 31, 2022, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. Our share of earnings and losses from our equity method investments in the Managed REITs was previously included in Other, net within our consolidated statements of operations, but has been reclassified to Equity in earnings (losses) from investments in Managed REITs within our current consolidated statements of operations included herein.

We record the interest on our debt investments on the accrual basis and such income is included in Other, net, within Other income (expense) of our consolidated statements of operations.

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

Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in the SSGT III and SST VI Tenant Protection Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses, even if that attribution results in a deficit noncontrolling interests balance.

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

We may maintain cash and cash equivalents in financial institutions in excess of insured limits. In an effort to mitigate this risk, we only invest in or through major financial institutions.

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of certain of our loan agreements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $0.8 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2023 and 2022, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2023 and 2022, our property acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2023 and 2022, we expensed approximately $0.1 million and $0.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2023 and 2022, no real property asset impairment losses were recognized.

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

March 31, 2023

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

As of March 31, 2023 and December 31, 2022, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of March 31, 2023 and December 31, 2022, approximately $0.2 million was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2023, 2024, and thereafter is approximately $105,000, $71,000, and none, respectively.

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

March 31, 2023

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2023 and December 31, 2022, approximately $0.6 million and $0.7 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $1.2 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively, within property operating expenses, and approximately $0.5 million and $0.1 million for the three months ended March 31, 2023, and 2022, respectively, within general and administrative.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have intangible assets related to management contracts and one purchase and sale contract, which is not amortized, for a self storage property. As of March 31, 2023, the gross amount of the intangible assets was approximately $88.5 million, and accumulated amortization was approximately $74.8

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

million. As of December 31, 2022, the gross amount of the intangible assets was approximately $88.5 million, and accumulated amortization was approximately $72.9 million. In connection with the SSGT II Merger, we wrote-off the carrying value of the intangible assets related to the SSGT II property management and advisory agreements. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to the intangible asset for the years ending December 31, 2023, 2024, 2025, 2026, 2027, and thereafter is approximately $4.5 million, $0.2 million, $0.1 million, $0.1 million, $0.1 million, and $0.7 million thereafter, respectively.

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

As of March 31, 2023 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.8 million. As of December 31, 2022, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.4 million.

As of March 31, 2023, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.6 million. As of December 31, 2022, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.5 million.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $35,000 and a gain of approximately $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Redeemable Common Stock

We adopted a share redemption program (“SRP”) that enables stockholders to sell their shares to us in limited circumstances.

We have evaluated the terms of our SRP, and we classify amounts that are redeemable under the SRP as redeemable common stock in the accompanying consolidated balance sheets. The maximum amount of redeemable shares under our SRP is limited to the net proceeds from the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in the accompanying consolidated balance sheets.

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

See Note 12 – Commitments and Contingencies for additional information on our SRP.

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

Employee Benefit Plan

The Company terminated its relationship with a professional employer organization and began maintaining its own retirement savings plan during the year ended December 31, 2021 under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the three months ended March 31, 2023 and 2022, the Company made matching contributions to such plan of approximately $0.2 million and $0.2 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

March 31, 2023

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

The table below summarizes the carrying amounts and fair values of financial instruments that are not carried at fair value as of March 31, 2023 and December 31, 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2023 and December 31, 2022, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$424,500,000	$442,004,515	$410,600,000	$442,672,020

During the three months ended March 31, 2023 and 2022, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

fair value of derivative contracts for the effect of non-performance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2023, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions. As of March 31, 2023 and December 31, 2022, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of March 2023, approximately 23.1%, 20.2%, and 9.9% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

March 31, 2023

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

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Net income	$2,032,600	$3,269,459
Net income attributable to noncontrolling interests	(340,365)	(403,822)
Net income attributable to SmartStop Self Storage REIT, Inc.	1,692,235	2,865,637
Less: Distributions to preferred stockholders	(3,082,192)	(3,082,192)
Less: Distributions to participating securities	(92,343)	(71,368)
Net loss attributable to common stockholders - basic:	(1,482,300)	(287,923)
Net loss attributable to common stockholders - diluted:	$(1,482,300)	$(287,923)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	96,820,723	85,017,745
Average number of common shares outstanding - diluted	96,820,723	85,017,745
Earnings per common share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

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

	For the Three Months Ended March 31,
	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726
Class A and Class A-1 OP Units	12,773,507	10,416,211
Unvested LTIP Units	333,106	304,762
Unvested restricted stock awards	81,554	126,037
	31,949,893	29,608,736

Recently Adopted Accounting Guidance

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2023:

Real estate facilities
Balance at December 31, 2022	$1,887,205,645
Impact of foreign exchange rate changes	262,495
Improvements and additions	2,993,460
Balance at March 31, 2023	$1,890,461,600
Accumulated depreciation
Balance at December 31, 2022	$(202,682,688)
Depreciation expense	(13,056,494)
Impact of foreign exchange rate changes	(34,896)
Balance at March 31, 2023	$(215,774,078)

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the "SSGT II Merger"). On such date, (the "SSGT II Merger Date"), each share of SSGT II’s common stock, $0.001 par value per share (“SSGT II Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by us, any subsidiary of ours, or any subsidiary of SSGT II) was automatically converted into the right to receive 0.9118 shares of our Class A Shares, subject to the treatment of fractional shares in accordance with the SSGT II merger agreement (the “SSGT II Merger Consideration”).

As a result, we acquired all of the real estate owned by SSGT II, consisting of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. As of the merger date, the unconsolidated real estate ventures (collectively, the "SSGT II JV Properties") consisted of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres") owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property located in Southern California. On January 12, 2023, we acquired the aforementioned parcel of land in an unconsolidated joint venture that we and SmartCentres intend to develop into a self storage facility in the future. As of March 31, 2023, one of the development joint venture properties had been completed and had begun operations.

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

March 31, 2023

(Unaudited)

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

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). On such date, (the "SST IV Merger Date"), we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in nine states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (collectively the “SST IV JV Properties”). The SST IV JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities as of the merger date, jointly owned with subsidiaries of SmartCentres. As of March 31, 2023 the three development joint venture properties had been completed and had begun operations.

As a result of the SST IV Merger, approximately 23.1 million Class A Shares were issued in exchange for approximately 10.6 million shares of SST IV common stock.

Self Storage Facility Acquisitions

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

There were no self storage facility acquisitions during the three months ended March 31, 2023.

Potential Acquisitions

Subsequent to March 31, 2023, we, through our wholly-owned subsidiaries were party to two purchase and sale agreements with unaffiliated third parties for the acquisition of self storage facilities in the United States. The total purchase price for the properties was approximately $33.4 million, plus closing costs. There can be no assurance that we will complete these acquisitions. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may assign the above purchase and sale agreement to one of our Managed REITs.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating properties as of March 31, 2023. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, two of which were operating properties and one of which was under development as of March 31, 2023.

On May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we and SmartCentres intend to develop into a self storage facility in the future. Our 50% of the total purchase price for the Regent Property was approximately $3.5 million CAD (or approximately $2.7 million USD), plus closing costs.

On January 12, 2023, we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a parcel of land in Whitby, Ontario, that we and SmartCentres intend to develop into a self storage facility in the future. Our 50% of the total purchase price for the North Whitby Property was approximately $2.7 million CAD (or approximately $2.0 million USD), plus closing costs.

These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In accordance with such agreements, we intend to fund development costs of approximately two million dollars during 2023 and an additional three million dollars, primarily during 2026 and 2027.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments, and is recorded in the accompanying consolidated statements of operations. For the three months ended March 31, 2023 and 2022, we recorded net aggregate loss of approximately $0.4 million and $0.2 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the "JV Properties"):

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of March 31, 2023	Carrying Value of Investment as of December 31, 2022
Dupont (1)	October 2019	$4,165,843	$4,245,434
East York (2)	June 2020	6,053,558	6,039,951
Brampton (2)	November 2020	2,153,385	2,166,186
Vaughan (2)	January 2021	2,588,556	2,625,089
Oshawa (2)	August 2021	1,478,252	1,506,798
Scarborough (2)	November 2021	2,329,895	2,364,175
Aurora (1)	December 2022	2,413,304	2,546,407
Kingspoint (2)	March 2023	3,625,055	3,342,969
Markham (1)	Under Development	1,193,093	1,038,541
Regent (3)	Under Development	2,657,661	2,646,532
North Whitby	Under Development	2,656,772	-
		$31,315,374	$28,522,082

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

(1)
These joint venture properties were acquired through the SSGT II Merger.
(2)
These joint venture properties were acquired through the SST IV Merger.
(3)
This property is currently leased as a single tenant industrial lease. The joint venture plans to develop this property into a self storage facility in the future.

We as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary were party to two purchase and sale agreements for the acquisition of land in Canada intended to be developed into self storage facilities which had not yet closed. Our 50% portion of the total purchase price for these properties was approximately USD $7.7 million, plus closing costs. There can be no assurance that we will complete these acquisitions. Additionally, we may assign some or all of such purchase and sale agreements to the Managed REITs. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

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

On August 18, 2021, the Kingspoint property was added to the MMCA I, increasing the available capacity. The SmartCentres Loan I includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately $120 million CAD subject to certain conditions set forth in the MMCA I.

On June 1, 2022, in connection with the SSGT II Merger, we assumed another loan with the SmartCentres Lender. SSGT II had previously entered into a master mortgage commitment agreement on April 30, 2021, which was subsequently modified on October 22, 2021 (the "MMCA II"), with the SmartCentres Lender in the amount of up to approximately $34.3 million CAD (the “SmartCentres Loan II”) (collectively with SmartCentres Loan I, the "SmartCentres Financings"). The borrowers under the SmartCentres Loan II are the joint venture entities in which we (SSGT II prior to June 1, 2022), and SmartCentres each hold a 50% limited partnership interest with respect to the Dupont and Aurora joint venture properties. In connection with the SmartCentres Loan II assumption, we became a recourse guarantor for 50% of the SmartCentres Financings.

On September 13, 2022, the Markham property was added to the MMCA II, increasing the available capacity. The SmartCentres Loan II includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately $120 million CAD subject to certain conditions set forth in the MMCA II.

As of March 31, 2023, approximately $119.2 million CAD or approximately $88.0 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2022, approximately $116.7 million CAD or approximately $86.1 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the JV Properties.

The SmartCentres Financings are secured by first mortgages on each of the JV Properties, excluding the Regent and North Whitby Properties. Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of March 31, 2023, the total interest rate was approximately 7.1%.

The SmartCentres Financings, as amended, have a maturity date of May 11, 2024, and each contain two one year extension options. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA I and MMCA II), the SmartCentres Financings provide for the commencement of quarterly payments of interest. As of March 31, 2023, Dupont, East York, Brampton, and Vaughan were generating sufficient net cash flow and therefore were required to and were making such interest payments. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of March 31, 2023, we were in compliance with all such covenants.

Note 5. Debt

Our debt is summarized as follows:

Loan	March 31, 2023	December 31, 2022	Interest Rate		Maturity Date
KeyBank CMBS Loan(1)	$92,342,830	$92,784,412	3.89%		8/1/2026
KeyBank Florida CMBS Loan(2)	51,349,523	51,555,279	4.65%		5/1/2027
CMBS Loan(3)	104,000,000	104,000,000	5.00%		2/1/2029
SST IV CMBS Loan (4)	40,500,000	40,500,000	3.56%		2/1/2030
Credit Facility Term Loan - USD	250,000,000	250,000,000	6.57%		3/17/2026
Credit Facility Revolver - USD	393,201,288	368,201,288	6.62%		3/17/2024
2032 Private Placement Notes	150,000,000	150,000,000	5.28%	(5)	4/19/2032
Oakville III BMO Loan (6) (7)	—	11,992,500			5/16/2024
Ladera Office Loan	3,902,079	3,925,448	4.29%		11/1/2026
Discount on secured debt, net	(89,917)	(93,147)
Debt issuance costs, net	(4,196,704)	(4,493,824)
Total debt	$1,081,009,099	$1,068,371,956

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
(4)
On March 17, 2021, in connection with the SST IV Merger, we assumed a $40.5 million fixed rate CMBS financing with KeyBank as the initial lender pursuant to a mortgage loan (the “SST IV CMBS Loan”). This fixed rate loan encumbers seven properties owned by us (Jensen Beach, Texas City, Riverside, Las Vegas IV, Puyallup, Las Vegas V, and Plant City). The separate assets of these encumbered properties are not available to pay our other debt. The loan has a maturity date of February 1, 2030. Monthly payments due under the loan agreement are interest only, with the full principal amount becoming due and payable on the maturity date.
(5)
This note accrued interest at a rate of 4.53% for the three months ended March 31, 2023. As of March 31, 2023, a Total Leverage Ratio Event (as defined below) had occurred, and the interest rate on such Note increased to 5.28% prospectively. For additional information regarding this loan, see below.
(6)
On April 15, 2021, we purchased the Oakville III Property. We partially financed the Oakville III property acquisition with a loan from Bank of Montreal (the “Oakville III BMO Loan”), which was secured by a first lien on the Oakville III property. The loan was denominated in Canadian dollars and the proceeds from the loan were approximately $16.3 million CAD. The interest only loan was prepayable at any time without penalty, and bore interest at a rate of 2.25% + CDOR. On March 24, 2023, we fully paid off this loan, including all outstanding accrued interest.
(7)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of March 31, 2023 was approximately 5.82%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of March 31, 2023, we were in compliance with all such covenants.

2032 Private Placement Notes

On April 19, 2022, we as guarantor, and our Operating Partnership as issuer, entered into a note purchase agreement ("The Note Purchase Agreement") which provides for the private placement of $150 million of 4.53% Senior Notes due April 19, 2032 (the "2032 Private Placement Notes"). The sale and purchase of the 2032 Private Placement Notes occurred in two closings, with the first of such closings having occurred on April 19, 2022 with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “First Closing”) and the second of such closings having occurred on May 25, 2022 with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “Second Closing”). Interest on each series of the 2032 Private Placement Notes will be payable semiannually on the nineteenth day of April and October in each year.

Interest Payable on the Notes was originally subject to a prospective 75 basis points increase, if, as of March 31, 2023, the ratio of total indebtedness to EBITDA (the “Total Leverage Ratio”) of the Company and its subsidiaries, on a consolidated basis, was greater than 7.00 to 1.00 (a “Total Leverage Ratio Event”).

As of March 31, 2023, such Total Leverage Ratio Event had occurred, and our 2032 Private Placement Notes began accruing interest at a rate of 5.28%. The interest accruing on the 2032 Private Placement Notes will continue to accrue at 5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters, upon such achievement, the applicable fixed interest rate will revert to 4.53%.

We are permitted to prepay at any time all, or from time to time, any part of the Notes in amounts not less than 5% of the 2032 Private Placement Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the make-whole amount. The “Make-Whole Amount” is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the 2032 Private Placement Notes being prepaid over the amount of such 2032 Private Placement Notes. In addition, in connection with a change of control, the Operating Partnership is required to offer to prepay the 2032 Private Placement Notes at 100% of the principal amount plus accrued and unpaid interest thereon, but without the Make Whole Amount or any other prepayment premium or penalty of any kind. The Company must also maintain a debt rating of the 2032 Private Placement Notes by a rating agency.

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that are substantially similar to our existing Credit Facility (defined below). The 2032 Private Placement Notes have been issued on a pari passu basis with the Credit Facility, and as such, the Company and certain of its subsidiaries (the "Subsidiary Guarantors") fully and unconditionally guarantee the Operating Partnership's obligations under the 2032 Private Placement Notes. The 2032 Private Placement Notes are initially secured by a pledge of equity interests in the Subsidiary Guarantors on similar terms as the Credit Facility.

The proceeds from the 2032 Private Placement Notes were used primarily to pay off existing debt and to pay off certain existing indebtedness of SSGT II in connection with the SSGT II Merger.

Credit Facility

On March 17, 2021, we, through our Operating Partnership (the “Borrower”), entered into a credit facility with KeyBank, National Association, as administrative agent, KeyBanc Capital Markets, Inc., Wells Fargo Securities, Citibank, N.A., and BMO Capital Markets, Corp., as joint book runners and joint lead arrangers, and certain other lenders party thereto (the “Credit Facility”).

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

March 31, 2023

(Unaudited)

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

On April 19, 2022, we amended the Credit Facility (the “Credit Facility Amendment”). The primary purpose of the Credit Facility Amendment was to: (i) facilitate the issuance of the 2032 Private Placement Notes, (ii) make conforming changes between the Note Purchase Agreement and the Credit Facility, and (iii) modify the Credit Facility to reflect a transition from London Interbank Offer Rate ("LIBOR") to secured overnight financing rate ("SOFR") for floating rate borrowings.

As of March 31, 2023, advances under the Credit Facility Term Loan incurred interest at 180 basis points spread over daily simple SOFR plus an additional 10 basis points (the "SOFR Index Adjustment") or 30-day Canadian dollar offered rate ("CDOR"), while advances under the Credit Facility Revolver incurred interest at 185 basis points spread over Daily Simple SOFR plus an additional 10 basis points (the SOFR Index Adjustment) or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

The rate spreads above Daily Simple SOFR plus the SOFR Index Adjustment or CDOR at which the Credit Facility incurs interest are subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the Credit Facility, with the top tier limited to a maximum leverage of 60% and maximum spreads of 225 basis points and 230 basis points on the Term Loan and the Credit Facility Revolver, respectively. As of March 31, 2023, the consolidated leverage ratio was within the second leverage tier.

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

During the year ended December 31, 2022, the borrowing base was expanded to include the two properties acquired in May 2022, the 10 wholly-owned operating properties acquired in the SSGT II Merger, the 11 properties previously encumbered by the Midland North Carolina CMBS Loan, and the five properties previously encumbered by a loan with TCF Bank, such that as of March 31, 2023, 99 of our wholly owned properties were encumbered by the Credit Facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of March 31, 2023, the Borrower had borrowed approximately $393 million of the $450 million current capacity of the Credit Facility Revolver and all $250 million of the $250 million current capacity of the Credit Facility Term Loan. As of March 31, 2023, we have the full ability to draw on the remaining balance of the revolver.

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2023:

2023	$1,968,696
2024	395,936,183
2025	2,869,187
2026	341,916,098
2027	48,105,556
2028 and thereafter	294,500,000
Total payments	1,085,295,720
Discount on secured debt	(89,917)
Debt issuance costs, net	(4,196,704)
Total	$1,081,009,099

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

March 31, 2023

(Unaudited)

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

As of March 31, 2023, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2022, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

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

March 31, 2023

(Unaudited)

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

The following table summarizes the terms of our derivative financial instruments as of March 31, 2023:

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$125,000,000	1.75%	June 1, 2022	June 30, 2023
SOFR Cap	$125,000,000	2.00%	June 1, 2022	June 28, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
Foreign Currency Forwards:
Denominated in CAD (1)	$125,925,000	1.2593	April 12, 2021	April 12, 2023(2)
Denominated in CAD (1)	$137,680,000	1.3768	October 12, 2022	October 12, 2023

(1)
Notional amounts shown are denominated in CAD.
(2)
On April 12, 2023, we settled this foreign currency forward and received approximately USD $6.4 million, and simultaneously entered into a new approximately $134.4 million CAD currency forward with a settlement date of July 6, 2023.

On April 12, 2021, we settled a previously existing foreign currency forward, paying a net settlement of approximately $4.5 million, and simultaneously entered into a new approximately $125.9 million CAD currency forward with a settlement date of April 12, 2023.

On May 6, 2021, we entered into a second currency forward, for approximately $122 million CAD, with a settlement date of April 12, 2022. On April 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately USD $3.2 million, and simultaneously entered into a new $126.2 million CAD currency forward with a settlement date of October 12, 2022. On October 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately $8.7 million, and simultaneously entered into a new $137.7 million CAD currency forward with a settlement date of October 12, 2023.

The designated portion of our gain (loss) from our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss), the other portion, a loss of approximately $0.4 million and $1.8 million related to the portion that is not designated for hedge accounting, was

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

recorded in other income (expense) within our consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2023	December 31, 2022
Interest Rate Derivatives
Other assets	$7,608,231	$9,681,298
Foreign Currency Hedges
Other assets	$6,802,846	$6,971,265
Accounts payable and accrued liabilities	$(2,119,608)	$(1,776,371)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the three months ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended March 31,
Type	2023	2022		2023	2022
Interest Rate Swaps	$-	$(2,793)	Interest expense	$45,546	$(446,106)
Interest Rate Caps	(526,318)	-	Interest expense	921,477	(73,796)
Foreign Currency Forwards	(91,616)	(834,436)	N/A	-	-
	$(617,934)	$(837,229)		$967,023	$(519,902)

Based on the forward rates in effect as of March 31, 2023, we estimate that approximately $2.2 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

March 31, 2023

(Unaudited)

throughout Canada, the income of which is generally subject to income taxes under the laws of Canada.

The following is a summary of the Company's income tax expense (benefit) for the three months years ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023
	Federal	State	Canadian	Total
Current	$51,557	$9,277	$96,099	$156,933
Deferreds	(2,619)	(399)	123,305	120,287
Total	$48,938	$8,878	$219,404	$277,220

	For the three months ended March 31, 2022
	Federal	State	Canadian	Total
Current	$67,090	$12,450	$-	$79,540
Deferreds	(37,519)	(5,717)	284,824	241,588
Total	$29,571	$6,733	$284,824	$321,128

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	March 31, 2023	December 31, 2022
Deferred tax liabilities:
Intangible contract assets	$(27,166)	$(30,184)
Canadian real estate	(10,230,229)	(10,123,376)
Total deferred tax liability	(10,257,395)	(10,153,560)

Deferred tax assets:
Other	77,437	90,563
Canadian non-capital losses	7,800,094	7,935,309
Total deferred tax assets	7,877,531	8,025,872

Valuation allowance	(3,954,411)	(4,077,932)

Net deferred tax liabilities	$(6,334,275)	$(6,205,620)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended March 31, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$51,276,898	$—	$—	$51,276,898
Ancillary operating revenue	2,190,622	—	—	2,190,622
Managed REIT Platform revenue	—	2,276,535	—	2,276,535
Reimbursable costs from Managed REITs	—	1,391,210	—	1,391,210
Total revenues	53,467,520	3,667,745	—	57,135,265
Operating expenses:
Property operating expenses	16,533,452	—	—	16,533,452
Managed REIT Platform expense	—	549,936	—	549,936
Reimbursable costs from Managed REITs	—	1,391,210	—	1,391,210
General and administrative	—	—	6,536,626	6,536,626
Depreciation	13,085,836	—	186,435	13,272,271
Intangible amortization expense	1,870,775	48,930	—	1,919,705
Acquisition expenses	31,190	—	—	31,190
Contingent earnout expense	—	—	—	—
Total operating expenses	31,521,253	1,990,076	6,723,061	40,234,390
Income (loss) from operations	21,946,267	1,677,669	(6,723,061)	16,900,875
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(405,111)	(405,111)
Equity in earnings (losses) from investments in Managed REITs	—	(233,025)	—	(233,025)
Other, net	(415,297)	1,142,964	23,311	750,978
Interest expense	(14,661,959)	—	(41,938)	(14,703,897)
Income tax (expense) benefit	(144,596)	—	(132,624)	(277,220)
Net income (loss)	$6,724,415	$2,587,608	$(7,279,423)	$2,032,600

	Three Months Ended March 31, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$43,056,872	$—	$—	$43,056,872
Ancillary operating revenue	1,974,320	—	—	1,974,320
Managed REIT Platform revenue	—	1,809,096	—	1,809,096
Reimbursable costs from Managed REITs	—	1,143,573	—	1,143,573
Total revenues	45,031,192	2,952,669	—	47,983,861
Operating expenses:
Property operating expenses	13,105,325	—	—	13,105,325
Managed REIT Platform expense	—	389,265	—	389,265
Reimbursable costs from Managed REITs	—	1,143,573	—	1,143,573
General and administrative	—	—	5,837,647	5,837,647
Depreciation	10,878,956	—	229,030	11,107,986
Intangible amortization expense	2,663,825	1,237,059	—	3,900,884
Acquisition expenses	417,774	—	—	417,774
Contingent earnout adjustment	—	513,821	—	513,821
Total operating expenses	27,065,880	3,283,718	6,066,677	36,416,275
Income (loss) from operations	17,965,312	(331,049)	(6,066,677)	11,567,586
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(233,294)	(233,294)
Equity in earnings (losses) from investments in Managed REITs	—	(139,294)	—	(139,294)
Other, net	158,528	98,737	(285,892)	(28,627)
Interest expense	(7,532,887)	—	(42,897)	(7,575,784)
Income tax (expense) benefit	(323,434)	—	2,306	(321,128)
Net income (loss)	$10,267,519	$(371,606)	$(6,626,454)	$3,269,459

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following table summarizes our total assets by segment:

Segments	March 31, 2023	December 31, 2022
Self Storage(1)	$1,801,942,160	$1,820,922,309
Managed REIT Platform(2)	81,248,895	65,433,006
Corporate and Other	56,635,660	60,862,072
Total assets(3)	$1,939,826,715	$1,947,217,387

(1)
Included in the assets of the Self Storage segment as of March 31, 2023 and December 31, 2022 was approximately $52.2 million and $52.2 million of goodwill, respectively. Additionally, as of March 31, 2023 and December 31, 2022, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed REIT Platform segment as of March 31, 2023 and December 31, 2022 is approximately $1.4 million and $1.4 million of goodwill, respectively. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3)
Other than our investments in and advances to Managed REITs, substantially all of our investments in real estate facilities and intangible assets as of December 31, 2022 and March 31, 2023, respectively, were associated with our self storage platform.

As of March 31, 2023 and December 31, 2022, approximately $179 million and $170 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three months ended March 31, 2023 and 2022, approximately $5.3 million and $5.1 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well. As of March 31, 2023 and December 31, 2022, approximately $31.3 million and $28.5 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the three months ended March 31, 2023 and 2022, approximately $0.4 million and $0.2 million of losses, respectively, relate to these JV Properties' operations in Canada.

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

As a result of the Self Administration Transaction, SAM is no longer our sponsor, and we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV (until the SST IV Merger Date), and SSGT II (until the SSGT II Merger Date), and we acquired the internal capability to originate, structure and manage additional future self storage investment products which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. The transfer agent agreement described below was not impacted by the Self Administration Transaction.

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

March 31, 2023

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2022 and the three months ended March 31, 2023, as well as any related amounts payable as of December 31, 2022 and March 31, 2023:

	Year Ended December 31, 2022			Three Months Ended March 31, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,242,655	$1,260,896	$68,751	$365,330	$353,080	$81,001
Additional paid-in capital
Transfer Agent expenses	100,000	100,000	—	—	—	—
Stockholder servicing fee	53,660	209,980	—	—	—	—
Other
Other	—	—	340,979	—	—	340,979
Total	$1,396,315	$1,570,876	$409,730	$365,330	$353,080	$421,980

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

Advisory Agreement Fees

Our indirect subsidiaries, SS Growth Advisor II, LLC, the advisor to SSGT II (the “SSGT II Advisor”), the SST VI Advisor, and the SSGT III Advisor are or were entitled to receive various fees and expense reimbursements under the terms of the SSGT II, SST VI, and SSGT III advisory agreements.

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

March 31, 2023

(Unaudited)

SST VI the amount by which SST VI’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST VI’s average invested assets or 25% of SST VI’s net income, as defined, unless a majority of SST VI’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

On March 1, 2022, Pacific Oak Holding Group, LLC, became a 10% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering. On October 25, 2022, we, through one of our subsidiaries also agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class W shares sold in their public offering. As such, for the three months ended March 31, 2023 and 2022, we had paid SST VI's dealer manager approximately $23,000 and none, respectively associated with the Class W Shares in their public offering.

Additionally, in connection with the commencement of SST VI's public offering, the SST VI Advisor or its affiliates agreed that it will fund on behalf of SST VI, an amount equal to 1% of the gross offering proceeds from the sale of Class W shares sold in their initial public offering, which amount shall be used by SST VI towards the payment of its offering expenses. For the three months ended March 31, 2023 and 2022, the SST VI Advisor or its affiliates had incurred such reimbursable costs in the amount of approximately $31,000 and none, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Managed REIT Property Management Agreements

Our indirect subsidiaries, SS Growth Property Management II, LLC, Strategic Storage Property Management VI, LLC, and SS Growth Property Management III, LLC, (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager.

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

The SST VI, and SSGT III property managers are or were entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

Effective June 1, 2022, in connection with the SSGT II Merger, the SSGT II property management contracts were terminated. As a result of us acquiring SSGT II and terminating such contracts, we recorded a write-off of approximately $0.6 million related to the carrying value of the SSGT II property management contracts.

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SSGT II property management contract and the carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, we adjusted the value of our deferred tax liability on a pro-rata basis, reducing the deferred tax liability by approximately $0.2 million during the three months ended June 30, 2022 related to the SSGT II Merger and the related aforementioned write-offs, and recorded such benefits within the income tax (expense) benefit line-item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
Managed REIT Platform Revenues	2023	2022
Asset Management:
SSGT II(1)	$—	$471,526
SST VI	592,122	155,332
SSGT III	171,407	—
	763,529	626,858
Property Management:
SSGT II(1)	—	190,402
SST VI	231,222	79,050
SSGT III	54,315	—
JV Properties	171,895	103,163
	457,432	372,615
Tenant Protection Program:
SSGT II(1)	—	160,205
SST VI	142,596	49,444
SSGT III	14,708	—
JV Properties	58,329	44,228
	215,633	253,877
Acquisition Fees:
SST VI	542,681	400,000
SSGT III	157,000	—
	699,681	400,000
Other Managed REIT revenue(2)	140,260	155,746
Total Managed REIT Platform Revenue	$2,276,535	$1,809,096

(1)
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

In order to protect our interest in receiving these revenues in light of the fact that the Managed REITs control the properties, we and the Managed REITs transferred our respective rights in such arrangements to a joint venture entity owned 99.9% by us through a TRS subsidiary and 0.1% by the Managed REIT. Under the terms of the operating agreements of the joint venture entities, we receive 99.9% of the net revenues generated from such Tenant Protection Programs and the Managed REIT receives the other 0.1% of such net revenues. Subsequent to the SSGT II Merger, the SSGT II Tenant Protection Program joint venture is wholly owned by us and such revenue is generated at our now wholly-owned self storage properties and is recorded within ancillary operating revenue in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

As of March 31, 2023 and December 31, 2022 we had receivables due from the Managed REITs totaling approximately $6.0 million and $2.0 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three months ended March 31, 2023, we recorded a loss related to our equity interest in SST VI OP of approximately $0.2 million, and received distributions in the amount of approximately $84,000.

On January 30, 2023, a subsidiary of SmartStop made a preferred investment of 600,000 Series A Cumulative Redeemable Preferred units of limited partnership interest in SST VI OP for an aggregate of $15 million. Upon closing of the preferred investment, an investment fee equal to 1% of the investment amount was owed and paid by SST VI OP. SmartStop, through its subsidiary, will receive distributions, payable monthly in arrears, at a rate of 7.0% per annum from the date of issuance until the second anniversary of the date of issuance, 8.0% per annum commencing thereafter until the third anniversary of the date of issuance, 9.0% per annum commencing thereafter until the fourth anniversary of the date of issuance, and 10% per annum thereafter, payable monthly and calculated on an actual/360 basis. The proceeds of the Preferred Investment may be used by SST VI OP to finance self-storage storage acquisition, development, and improvement activities, and working capital or other general partnership purposes. The preferred units may be redeemed, in whole or in part, at the option of SST VI OP at any time or from time to time following the second anniversary of the initial date of issuance.

Debt Investments

On December 30, 2021, in connection with SST VI's acquisition of two self storage facilities, SmartStop OP entered into a mezzanine loan agreement with a wholly-owned subsidiary of SST VI OP for up to $45 million (the “SST VI Mezzanine Loan”). The SST VI Mezzanine Loan required a commitment fee equal to 1.0% of the amount drawn at closing of the SST VI Mezzanine Loan, and each subsequent draw. Interest on this loan accrued at LIBOR plus 3.0%.

The SST VI Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from a maximum of $45 million to $55 million. Pursuant to this amendment, the interest rate on the SST VI Mezzanine Loan converted to a variable rate equal to SOFR plus 3.0%. Additionally, in such amendment, SST VI exercised the existing extension option, payments on the SST VI Mezzanine Loan are interest only until December 30, 2023. The SST VI Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SST VI Mezzanine Loan may be released from the pledge of collateral. The SST VI Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SST VI that collectively owned 17 operating self storage facilities as of March 31, 2023. SST VI OP also serves as a non-recourse guarantor.

As of March 31, 2023 and December 31, 2022, a wholly-owned subsidiary of SST VI OP had $50.0 million and $35.0 million outstanding, respectively, pursuant to the SST VI Mezzanine Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following table summarizes the carrying value of our investments in and advances to SST VI as of March 31, 2023 and December 31, 2022:

Receivables:	As of March 31, 2023	As of December 31, 2022
Receivables and advances due	$5,736,245	$1,828,989
Debt:
SST VI Mezzanine Loan(1)	50,000,000	35,000,000
Equity:
SST VI OP Units and SST VI SLP	2,784,604	3,221,410
Preferred Units in SST VI OP(2)	15,000,000	—
Total investments in and advances	$73,520,849	$40,050,399

(1) As of March 31, 2023 and December 31, 2022, $5.0 million and $20.0 million, respectively, was available to be drawn on the SST VI Mezzanine Loan. On May 2, 2023, SST VI fully repaid the outstanding principal, plus all applicable accrued interest due on the SST VI Mezzanine Loan as of such date for a total amount of approximately $51.7 million.

(2) On May 2, 2023, SST VI fully redeemed SmartStop's preferred investment of 600,000 Series A Cumulative Redeemable Preferred units of limited partnership interest in SST VI OP, and repaid accrued distributions due as of the date of redemption for a total amount of approximately $15.1 million.

Investments in and advances to SSGT III OP

Equity Investments

On August 29, 2022, SmartStop OP made an investment of $5.0 million in SS Growth Operating Partnership III, L.P., the operating partnership of SSGT III ("SSGT III OP"), in exchange for common units of limited partnership interest in SSGT III OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the "SSGT III SLP") in SSGT III OP.

For the three months ended March 31, 2023, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million, and received distributions in the amount of approximately $54,000.

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

The SSGT III Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from up to $50 million to $77 million. Pursuant to this amendment, the interest rate on the SSGT III Mezzanine Loan became a variable rate equal to SOFR plus 3.0%. Payments on the SSGT III Mezzanine Loan are interest only until August 9, 2023, which is the initial maturity date of the SSGT III Mezzanine Loan . SSGT III may, in certain

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

circumstances, extend the ultimate maturity date of the SSGT III Mezzanine Loan until August 9, 2024 upon written notice to us, in which event the interest rate of the SSGT III Mezzanine Loan will increase to SOFR plus 4.0% per annum, pursuant to the December 20, 2022 amendment. The SSGT III Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan may be released from the pledge of collateral. The SSGT III Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned four operating self storage facilities as of March 31, 2023. SSGT III OP, also serves as a non-recourse guarantor.

As of March 31, 2023 and December 31, 2022, a wholly-owned subsidiary of SSGT III OP had none and $17.5 million outstanding pursuant to the SSGT III Mezzanine Loan, respectively.

The following table summarizes the carrying value of our investments in and advances to SSGT III OP as of March 31, 2023 and December 31, 2022:

Receivables:	As of March 31, 2023	As of December 31, 2022
Receivables and advances due	$299,156	$156,081
Debt:
SSGT III Mezzanine Loan(1)	-	17,500,000
Equity:
SSGT III OP Units and SSGT III SLP	4,402,344	4,664,687
Total investments in and advances	$4,701,500	$22,320,768

(1) As of March 31, 2023 and December 31, 2022, $17.5 million was available to be drawn on the SSGT III Mezzanine Loan.

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

For the three months ended March 31, 2023 and 2022, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $65,000 and $16,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $40,000 and $140,000 during the three months ended March 31, 2023, and 2022, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of March 31, 2023 and December 31, 2022, a receivable of approximately $15,000 was due from SAM related to the Administrative Services Agreement, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through March 31, 2023, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

The fair value of restricted stock is determined on the grant date based on an estimated value per share, adjusted for an illiquidity discount due to the illiquid nature of the underlying equity. The fair value of LTIP Units are further adjusted by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For performance based awards, a fair value was determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement as of the end of the respective period.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	219,946	$9.64	274,196	$9.22
Granted	60,032	14.33	181,664	13.23
Vested	(129,498)	9.64	(165,219)	10.21
Forfeited	(4,630)	11.76	—	—
Unvested at December 31, 2022	145,850	11.50	290,641	11.16
Granted	38,125	14.30	297,867	13.30
Vested	(42,522)	11.22	—	—
Forfeited	—	—	—	—
Unvested at March 31, 2023	141,453	$12.34	588,508	$12.24

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted amount of the award. The targeted award for each executive was determined and approved by the Compensation Committee of our board of directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison will be conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2021, 2022 and 2023 grants will vest, as applicable, no later than March 31, 2024, 2025, and 2026, respectively.

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock			LTIP Units
Performance Based Award Grants	Shares		Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	5,752		$9.78	267,107	$9.21
Granted	—		—	113,429	13.18
Vested	—		—	—	—
Forfeited	—		—	—	—
Unvested at December 31, 2022	5,752		9.78	380,536	10.39
Granted	5,752	(1)	9.78	271,199	13.30
Vested	(11,504)		9.78	(118,720)	9.09
Forfeited	—		—	—	—
Unvested at March 31, 2023	—		$—	533,015	$12.16

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

(1) On March 2, 2023 the Compensation Committee of the board of directors approved the vesting of the 2020 performance grant at 200% of the targeted award. Accordingly, individuals who elected to receive performance based restricted stock were issued and immediately vested additional shares to equal 200% of their targeted award.

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

As of March 31, 2023, 9,380,165 shares of stock were available for issuance under the Plan.

We recorded approximately $1.1 million of equity based compensation expense in general and administrative expense during the three months ended March 31, 2023, respectively, compared to approximately $1.2 million during the three months ended March 31, 2022. We recorded approximately $0.1 million of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three months ended March 31, 2023, compared to approximately $0.1 million during the three months ended March 31, 2022. As of March 31, 2023, there was approximately $10.0 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.8 years. As of December 31, 2022, there was approximately $4.8 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.1 years.

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

In February 2023, an aggregate of 271,199 performance-based LTIP Units and approximately 275,308 time-based LTIP Units were issued to our executive officers. The performance-based LTIP Units vest after the three year performance period, based upon the performance level attained. The time-based LTIP Units vest ratably over four years, with the first tranche vesting on December 31, 2023, subject to the recipient’s continued employment through the applicable vesting date.

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

March 31, 2023

(Unaudited)

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

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan (our "DRP") that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. Under our DRP, the Board may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants. The purchase price per share pursuant to our DRP is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on December 6, 2022, any shares sold pursuant to our distribution reinvestment plan will be sold at our new estimated value per share of $15.21 per Class A Share and Class T Share. Please see the section below titled “Suspension and Partial Resumption of DRP and SRP” for additional information.

Share Redemption Program

As described in "Note 2 – Summary of Significant Accounting Policies – Redeemable Common Stock," we have an SRP. Please refer to that section for additional details. Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption. All redemption requests received, and not withdrawn, on or prior to the last day of the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

applicable quarter are processed on the last business day of the month following the end of the quarter in which the redemption requests were received.

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

For the three months ended March 31, 2023, we received redemption requests totaling approximately $4.7 million (approximately 0.3 million shares), such amount was included in accounts payable and accrued liabilities as of March 31, 2023 and fulfilled in April 2023.

For the year ended December 31, 2022, we received redemption requests totaling approximately $2.4 million (approximately 0.2 million shares). Due to the complete suspension of our SRP at such time we were unable to honor redemption requests made during the year ended December 31, 2022.

Please see the section below titled “Suspension and Partial Resumption of DRP and SRP” for additional information.

Suspension and Partial Resumption of DRP and SRP

In connection with a review of liquidity alternatives by the Board, on March 7, 2022, the Board approved the full suspension of our DRP and SRP. However, on March 16, 2023, the DRP was fully reinstated and the SRP was partially reinstated to allow for redemptions solely sought in connection with a stockholder’s death, “qualifying disability” (as that term is defined in the SRP), confinement to a long-term care facility, or other exigent circumstances. All other redemptions remain suspended at this time. All previously received and reconfirmed redemption requests, along with such requests received during the three months ended March 31, 2023 that correctly met the eligibility criteria above, were redeemed in April 2023, in accordance with the SRP.

For those stockholders that had elected to participate in the DRP prior to its suspension in March 2022, distributions automatically reverted back to being reinvested through the DRP for the month of March 2023 (to the extent we are qualified to offer shares pursuant to the DRP in accordance with applicable state laws) which were paid or reinvested on or around April 15, 2023.

Prior to the most current suspension and resumption effective in March 2022 and March 2023, respectively, as described above, on August 26, 2019, our board of directors previously approved a partial suspension of our SRP, effective as of September 27, 2019, so that common shares were redeemable at the option of the holder only in connection with a stockholder’s death, “qualifying disability” (as that term is defined in the SRP), confinement to a long-term care facility, or other exigent circumstances. Additionally, in an effort to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the complete suspension of our SRP, effective on April 29, 2020. On August 20, 2020, our board of directors partially reinstated the SRP, effective as of September 23, 2020.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

As of March 31, 2023, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.4 million and $2.5 million during the years ending December 31, 2023 and 2024, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note 13. Declaration of Distributions

On March 23, 2023, our board of directors declared a distribution rate for the month of April 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2023 and ending April 30, 2023. Such distributions payable to each stockholder of record during a month will be paid the following month.

On April 26, 2023, our board of directors declared a distribution rate for the month of May 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on May 1, 2023 and ending May 31, 2023. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to March 31, 2023:

On May 2, 2023, SST VI fully repaid the outstanding principal, plus all applicable accrued interest due on the SST VI Mezzanine Loan as of such date for a total amount of approximately $51.7 million.

On May 2, 2023, SST VI fully redeemed SmartStop's preferred investment of 600,000 Series A Cumulative Redeemable Preferred units of limited partnership interest in SST VI OP, and repaid accrued distributions due as of the date of redemption for a total amount of approximately $15.1 million.

On May 3, 2023, with the proceeds received from SST VI described above, SmartStop paid down $70.0 million on the Credit Facility Revolver.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial data contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We are a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. According to the Inside Self Storage Top-Operators List for 2022, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of March 31, 2023, our wholly-owned portfolio consisted of 153 self storage properties diversified across 19 states and the Greater Toronto Area of Ontario, Canada comprising approximately 103,000 units and 11.8 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of eight operating self storage properties, two parcels of land currently under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT ("SSGT III" and together with SST VI, the "Managed REITs"), both of which pay us fees to manage these programs and manage their 21 operating self storage properties (as of March 31, 2023).

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of March 31, 2023, 21 operating properties and approximately 16,300 units and 1.9 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of March 31, 2023, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.4%	93.7%	0.7%
Arizona	4	3,130	329,100	2.8%	91.4%	2.6%
California	29	19,195	2,030,300	17.2%	92.0%	20.2%
Colorado	8	4,550	493,085	4.2%	90.1%	3.6%
Florida	26	19,870	2,363,100	20.0%	92.9%	23.1%
Illinois	6	3,785	429,500	3.6%	91.6%	2.9%
Indiana	2	1,030	112,700	1.0%	94.9%	0.6%
Massachusetts	1	840	93,200	0.8%	94.5%	1.9%
Maryland	2	1,610	169,500	1.4%	93.1%	1.4%
Michigan	4	2,220	266,100	2.3%	93.2%	1.8%
New Jersey	2	2,350	205,100	1.7%	91.0%	1.7%
Nevada	9	7,160	865,000	7.3%	93.5%	6.7%
North Carolina	19	9,190	1,192,400	10.1%	94.0%	8.4%
Ohio	5	2,310	279,700	2.4%	93.9%	1.5%
South Carolina	3	1,940	246,000	2.1%	94.0%	1.6%
Texas	12	6,960	919,300	7.8%	93.4%	6.7%
Virginia	1	830	71,100	0.6%	95.8%	0.8%
Washington	5	3,427	390,545	3.3%	90.9%	3.4%
Wisconsin	1	780	83,400	0.7%	92.4%	0.5%
Ontario, Canada	13	10,610	1,092,300	9.3%	94.1%	9.9%
Total	153	102,877	11,794,730	100%	92.9%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,400 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,017,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of March 31, 2023.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended March 31, 2023.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test as of December 31 for goodwill; between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges were recognized during the three months ended March 31, 2023 and 2022.

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the challenges associated with the pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive growth in self storage demand, which generally contributed to our results since the onset of COVID-19, and into the first three months of 2023. However, occupancy, same-store growth and overall results have started to normalize and are expected to normalize further over the coming quarters as the comparable periods change.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home price appreciation and new home sales. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. In addition to the sector's numerous historical demand drivers, one demand driver that increased substantially during the COVID-19 pandemic is the trend towards working from home, or hybrid work environment. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

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

As of March 31, 2023 and 2022, we wholly-owned 153 and 140 operating self storage facilities, respectively. Our operating results for the three months ended March 31, 2023 include full quarter results for 153 self storage facilities. Our operating results for the three months ended March 31, 2022 include full quarter results for 139 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed below, the results of operations presented herein cover a period of time prior to the SSGT II Merger. Our 2022 and 2023 operating results have been and will continue to be significantly impacted by this merger as a result of acquiring 10 operating self storage facilities and 50% equity interests in three unconsolidated real estate ventures, as well as the elimination of management fees that we previously earned from SSGT II. Over time we expect the SSGT II Merger to be accretive to FFO, as adjusted, primarily as the former SSGT II properties eventually reach higher levels of either physical or economic occupancy or both.

Comparison of the three months ended March 31, 2023 and 2022

Total Self Storage Revenues

Total self storage related revenues for the three months ended March 31, 2023 and 2022 were approximately $53.5 million and $45.0 million, respectively. The increase in total self storage revenues of approximately $8.4 million, or approximately 19%, is primarily attributable to an increase in same-store revenues of approximately $3.7 million, an increase in revenue from the ten operating self storage facilities acquired on June 1, 2022 in connection with the SSGT II Merger (approximately $3.9 million), and approximately $0.8 million from other non same-store self storage properties.

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

Managed REIT Platform Revenue

Managed REIT Platform revenue for the three months ended March 31, 2023 and 2022 was approximately $2.3 million and $1.8 million, respectively. The increase in Managed REIT Platform revenue of approximately $0.5 million is primarily attributable to acquisition fee and property management fee revenue growth of approximately $0.3 million and $0.1 million, respectively, from our Managed REITs, partially offset by reduced SSGT II property management and asset management fees due to the SSGT II Merger. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2023 and 2022 were approximately $1.4 million and $1.1 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2023 and 2022 were approximately $16.5 million (or 30.9 % of self storage revenue) and $13.1 million (or 29.1% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $3.4 million is largely attributable to the ten operating self storage facilities acquired in connection with the SSGT II Merger (approximately $1.3 million), compensation related expenses, property insurance costs, property tax, and to a lesser extent, advertising costs. We expect property operating expenses to increase from any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended March 31, 2023 and 2022 were approximately $0.5 million and $0.4 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2023 and 2022 were approximately $1.4 million and $1.1 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 and 2022 were approximately $6.5 million and $5.8 million, respectively. Such expenses consist primarily of compensation related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The increase is primarily attributable to expenses recorded related to increased compensation related expenses and marketing costs. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2023 and 2022 were approximately $15.2 million and $15.0 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The increase in depreciation and amortization expense is primarily attributable to additional depreciation and amortization on the properties and intangible assets acquired in the SSGT II Merger.

Acquisition Expenses

Acquisition expenses for the three months ended March 31, 2023 and 2022 were approximately $31,000 and $0.4 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

There were no contingent earnout adjustments during the three months ended March 31, 2023. The contingent earnout adjustment for the three months ended March 31, 2022 reflects an increase in the contingent earnout liability of approximately $0.5 million. The contingent earnout adjustment reflected the change in the liability based on an updated valuation and changes in the discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended). The third and final tranche of the contingent earnout was earned during the year ended December 31, 2022, and no future contingent earnout adjustments will be recorded.

Equity in earnings (losses) from investments in the JV Properties

Losses from our equity method investments in the JV Properties for the three months ended March 31, 2023 and 2022 were approximately $0.4 million and $0.2 million of loss, respectively. Earnings from our equity method investments in the JV Properties consists of our allocation of earnings and losses of our equity method joint ventures with SmartCentres.

Equity in earnings (losses) from investments in the Managed REITs

Losses from our equity method investments in Managed REITs for the three months ended March 31, 2023 and 2022 were approximately $0.2 million and $0.1 million of loss, respectively. Earnings from our equity method investments in Managed REITs consists primarily of our allocation of earnings and losses of our equity method investments in SST VI and SSGT III.

Other, Net

Other for the three months ended March 31, 2023 and 2022 was approximately $0.8 million of income and $0.1 million of expense, respectively. Other consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The change of approximately $0.8 million is largely composed of interest income from our loans to SSGT III and SST VI, partially offset by foreign currency related adjustments.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 was approximately $14.7 million and $7.6 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately $7.1 million is primarily attributable to an increase in rates on our variable rate debt as well as an increase in our average outstanding principal balance, primarily as a result of the SSGT II Merger, as well as additional fundings for the SSGT III and SST VI Mezzanine Loans that were funded by draws on the Credit Facility Revolver. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Income Tax (Expense) Benefit

Income tax for the three months ended March 31, 2023 and 2022 was approximately $0.3 million of expense and $0.3 million of expense, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - Three Months Ended March 31, 2023 and 2022

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2022, excluding two other properties) for the three months ended March 31, 2023 and 2022. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Revenue (1)	$45,906,894	$42,172,541	8.9%	$5,631,121	$1,104,153	N/M	$51,538,015	$43,276,694	19.1%
Property operating expenses (2)	14,250,746	12,572,404	13.3%	2,282,706	532,921	N/M	16,533,452	13,105,325	26.2%
Net operating income	$31,656,148	$29,600,137	6.9%	$3,348,415	$571,232	N/M	$35,004,563	$30,171,369	16.0%
Number of facilities	137	137		16	3		153	140
Rentable square feet (3)	10,366,585	10,366,585		1,428,145	330,200		11,794,730	10,696,785
Average physical occupancy (4)	93.1%	95.0%	-1.9%	N/M	N/M	N/M	92.6%	94.7%	-2.1%
Annualized rent per occupied square foot (5)	$19.84	$17.76	11.7%	N/M	N/M	N/M	$19.64	$17.74	10.7%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet and 943,000 square feet as of March 31, 2023 and 2022, respectively. On a same-store basis, for the same periods, parking represented approximately 940,000 square feet.
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

Our same-store revenue increased by approximately $3.7 million, or approximately 8.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to higher annualized rent per occupied square foot, partially offset by an approximately 1.9% decrease in average occupancy. The increase in property operating expenses is primarily attributable to compensation related expenses, property insurance, property tax, and to a lesser extent, advertising.

The following table presents a reconciliation of net income as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Net income	$2,032,600	$3,269,459
Adjusted to exclude:
Tenant Protection Program revenue(1)	(1,929,505)	(1,754,498)
Managed REIT Platform revenue	(2,276,535)	(1,809,096)
Managed REIT Platform expenses	549,936	389,265
General and administrative	6,536,626	5,837,647
Depreciation	13,272,271	11,107,986
Intangible amortization expense	1,919,705	3,900,884
Acquisition expenses	31,190	417,774
Contingent earnout adjustment	—	513,821
Interest expense	14,703,897	7,575,784
Other, net	(750,978)	28,627
Earnings from our equity method investments in the JV Properties	405,111	233,294
Earnings from our equity method investments in Managed REITs	233,025	139,294
Income Tax	277,220	321,128
Total net operating income	$35,004,563	$30,171,369

(1) Approximately $1.7 million and $1.7 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended March 31, 2023 and 2022, respectively, with the remaining approximately $0.2 million and $0.1 million earned at non same-store facilities during the three months ended March 31, 2023 and 2022, respectively.

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

The following is a reconciliation of net loss (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net loss (attributable to common stockholders)	$(1,389,957)	$(216,555)
Add:
Depreciation of real estate	13,056,494	10,862,117
Amortization of real estate related intangible assets	1,846,709	3,660,083
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	502,157	300,013
Deduct:
Adjustment for noncontrolling interests in our Operating Partnership (1)	(1,788,059)	(1,599,064)
FFO (attributable to common stockholders)	$12,227,344	$13,006,594
Other Adjustments:
Intangible amortization expense - contracts (2)	72,996	240,801
Acquisition expenses (3)	31,190	417,774
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	52,501	20,496
Contingent earnout adjustment (4)	—	513,821
Accretion of fair market value of secured debt	3,230	(34,642)
Foreign currency and interest rate derivative (gains) losses, net (5)	384,747	(175,532)
Adjustment of deferred tax liabilities (2)	120,287	241,588
Adjustment for noncontrolling interests in our Operating Partnership (1)	(77,143)	(131,971)
FFO, as adjusted (attributable to common stockholders)	$12,815,152	$14,098,929
FFO (attributable to common stockholders)	$12,227,344	$13,006,594
Net income attributable to the noncontrolling interests in our Operating Partnership	232,943	403,822
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,788,059	1,599,064
FFO (attributable to common stockholders and OP unit holders)	$14,248,346	$15,009,480
FFO, as adjusted (attributable to common stockholders)	$12,815,152	$14,098,929
Net income attributable to the noncontrolling interests in our Operating Partnership	232,943	403,822
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,865,202	1,731,035
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$14,913,297	$16,233,786

(1) This represents the portion of the above stated adjustments in the calculations of FFO and FFO, as adjusted, that are attributable to our noncontrolling interests.

(2) These items represent the amortization, accretion, or adjustment of intangible assets or deferred tax liabilities.

(3) This represents acquisition expenses associated with investments in real estate that were incurred prior to the acquisitions becoming probable and therefore not capitalized in accordance with our capitalization policy.

(4) The contingent earnout adjustment represents the adjustment to the fair value during the period of the Class A-2 Units issued in connection with the self administration transaction.

(5) This represents the mark-to-market adjustment for our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings, as well as changes in foreign currency related to our foreign equity investments not classified as long term.

FFO, as adjusted declined compared to the same period in the prior year primarily as a result of increased interest expense, and to a lesser extent, increased general and administrative expenses. The reduction was partially offset by increased property net operating income, and to a lesser extent, increased interest income from loans to our Managed REITs.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
Net cash flow provided by (used in):
Operating activities	$15,893,944	$15,581,303	$312,641
Investing activities	$(20,859,088)	$(21,363,648)	$504,560
Financing activities	$(7,740,448)	$4,532,728	$(12,273,176)

Cash flows provided by operating activities for the three months ended March 31, 2023 and 2022 were approximately $15.9 million and $15.6 million, respectively, an increase of approximately $0.3 million. The increase in cash provided by our operating activities is primarily the result of an improvement of approximately $1.0 million resulting from changes in working capital accounts, offset by a decrease of approximately $1.2 million in net income when excluding the impact of non-cash items included in the determination of net income.

Cash flows used in investing activities for the three months ended March 31, 2023 and 2022 were approximately $20.9 million and $21.4 million, respectively, a reduction in the use of cash of approximately $0.5 million. The reduction in cash used in investing activities primarily relates to net cash outflows of $12.5 million for investments in the Managed REITs during the three months ended March 31, 2023, compared to approximately $18.8 million of cash outflows during the three months ended March 31, 2022 used to purchase real estate.

Cash flows used in financing activities for the three months ended March 31, 2023 were approximately $7.7 million, and cash flows provided by financing activities for the three months ended March 31, 2022 were approximately $4.5 million, a change of approximately $12.3 million. The change in financing activities is primarily attributable to debt borrowings, net of paydowns which provided approximately $13.0 million during the three months ended March 31, 2023 compared to approximately $19.0 million during the three months ended March 31, 2022; offset by an increase in cash paid for distributions of approximately $7.9 million due to the cessation of our distribution reinvestment plan, and the additional shares outstanding as a result of the SSGT II Merger.

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

In April 2022, we received an investment grade credit rating of BBB- from Kroll Bond Rating Agency, Inc. In accordance with the Note Purchase Agreement, we intend to maintain a credit rating on an annual basis. This rating was reaffirmed by Kroll in April 2023.

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

Common Stock Distributions

On March 23, 2023, our board of directors declared a distribution rate for the month of April 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2023 and ending April 30, 2023. Such distributions payable to each stockholder of record during a month will be paid the following month.

On April 26, 2023, our board of directors declared a distribution rate for the month of May 2023 of approximately $0.00164 per day per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on May 1, 2023 and ending May 31, 2023. Such distributions payable to each stockholder of record during a month will be paid the following month.

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
•
increases to our property operating expenses
•
construction defects or capital improvements;
•
capital expenditures and reserves for such expenditures;
•
the issuance of additional shares;
•
financings and refinancings; and
•
dividends with respect to the outstanding shares of our Series A Convertible Preferred Stock.

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Distributions paid in cash — common stockholders	$14,684,560		$7,180,866
Distributions paid in cash — Operating Partnership unitholders	2,005,649		1,597,751
Distributions paid in cash — preferred stockholders	3,150,685		3,150,685
Distributions reinvested	—		5,243,398
Total distributions	$19,840,894		$17,172,700
Source of distributions
Cash flows provided by operations	$15,893,944	80%	$15,581,303	91%
Cash on hand	3,946,950	20%	—	0%
Offering proceeds from distribution reinvestment plan	—	0%	1,591,397	9%
Total sources	$19,840,894	100%	$17,172,700	100%

From our inception through March 31, 2023, we paid cumulative distributions of approximately $340.6 million, of which approximately $274.9 million were paid to common stockholders, as compared to cumulative FFO of approximately $80.7 million.

For the three months ended March 31, 2023, we paid distributions of approximately $19.8 million, of which approximately $14.7 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $12.2 million.

For the three months ended March 31, 2022, we paid distributions of approximately $17.2 million, of which approximately $12.4 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $13.0 million.

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

Indebtedness

As of March 31, 2023, our net debt was approximately $1,081 million, which included approximately $442 million in fixed rate debt and approximately $643 million in variable rate debt, less approximately $0.1 million in debt discount and approximately $4.2 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

Additionally, we are party to a master mortgage commitment agreement (the "SmartCentres Financing") with SmartCentres Storage Finance LP (the "SmartCentres Lender"). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres"), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. As of March 31, 2023, approximately $119.2 million CAD or approximately $88.0 million USD, was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the SmartCentres joint venture properties. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information regarding the SmartCentres Financing.

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

The following table presents the future principal payment requirements on outstanding debt as of March 31, 2023:

2023	$1,968,696
2024	395,936,183
2025	2,869,187
2026	341,916,098
2027	48,105,556
2028 and thereafter	294,500,000
Total payments	$1,085,295,720

As of March 31, 2023, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.4 million and $2.5 million during the years ending December 31, 2023 and 2024, respectively.

As of March 31, 2023, pursuant to the SST VI Mezzanine Loan, we were potentially required to fund an additional $5.0 million in debt to SST VI, at the option of the borrower. As of March 31, 2023 pursuant to the SSGT III Mezzanine Loan we were potentially required to fund an additional $17.5 million in debt to SSGT III, at the option of the borrower. See Note 10 – Related Party Transactions, of the Notes to the Consolidated Financial Statements for more information about our obligations under these agreements.

For cash requirements related to potential acquisitions currently under contract, please see Note 3 – Real Estate Facilities and Note 4 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements.

Subsequent Events

Please see Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements contained in this report.

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

As of March 31, 2023, our net debt was approximately $1,081 million, which included approximately $442 million in fixed rate debt and approximately $643 million in variable rate debt, less approximately $0.1 million in debt discount and approximately $4.2 million in net debt issuance costs. As of December 31, 2022, our net debt was approximately $1,068 million, which included approximately $443 million in fixed rate debt, approximately $630 million in variable rate debt and approximately $0.1 million in net debt premium less approximately $4.5 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $1.9 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt	$1,968,696	$2,734,895	$2,869,187	$91,916,098	$48,105,556	$294,500,000	$442,094,432
Average interest rate(1)	4.69%	4.69%	4.69%	4.77%	4.93%	5.07%
Variable rate debt	$—	$393,201,288	$—	$250,000,000	$—	$—	$643,201,288
Average interest rate(1)	6.60%	6.58%	6.57%	6.57%	—	—

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2023, excluding the impact of interest rate derivatives. The interest rate used for the 2032 Private Placement Notes was 5.28%, which includes the 75 basis point increase due to the Total Leverage Event having occurred on March 31, 2023. (See Note 5 – Debt for additional information.) Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2023.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended March 31, 2023, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 31, 2023	—	$—	—	4,596,959	(1)
February 28, 2023	—	$—	—	4,596,959	(1)
March 31, 2023	—	$—	—	4,596,959	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three months ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: May 11, 2023	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)