Form 10-Q
period 2023-06-30
SmartStop Self Storage REIT, Inc.
filed 2023-08-10
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023 there were 88,574,770 outstanding shares of Class A common stock and 8,126,393 outstanding shares of Class T common stock of the registrant.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (the "SEC") and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, copies of which may be obtained from our website at www.investors.smartstopselfstorage.com.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate facilities:
Land	$421,441,836	$420,522,591
Buildings	1,385,188,493	1,377,311,421
Site improvements	90,678,404	89,371,633
	1,897,308,733	1,887,205,645
Accumulated depreciation	(229,494,655)	(202,682,688)
	1,667,814,078	1,684,522,957
Construction in process	6,754,649	4,490,926
Real estate facilities, net	1,674,568,727	1,689,013,883
Cash and cash equivalents	34,058,603	39,486,588
Restricted cash	8,572,010	6,551,803
Investments in unconsolidated real estate ventures (Note 4)	34,539,440	28,522,082
Investments in and advances to Managed REITs	35,666,042	62,371,167
Other assets, net	24,128,677	34,131,543
Intangible assets, net of accumulated amortization	11,894,555	15,553,303
Trademarks, net of accumulated amortization	15,841,176	15,911,765
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	1,199,845	2,031,922
Total assets	$1,894,112,406	$1,947,217,387
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,040,604,660	$1,068,371,956
Accounts payable and accrued liabilities	40,526,407	28,151,741
Due to affiliates	412,980	409,730
Distributions payable	8,842,296	9,324,453
Deferred tax liabilities	6,162,844	6,205,620
Total liabilities	1,096,549,187	1,112,463,500
Commitments and contingencies (Note 12)
Redeemable common stock	70,599,530	76,578,073
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively, with aggregate liquidation preferences of $203,116,438 and $203,150,685 at June 30, 2023 and December 31, 2022, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,936,541 and 88,853,454 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	88,937	88,853
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,113,553 and 8,085,550 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8,113	8,085
Additional paid-in capital	894,582,863	894,283,954
Distributions	(294,916,254)	(266,151,517)
Accumulated deficit	(165,521,154)	(164,524,595)
Accumulated other comprehensive income	3,158,859	3,654,682
Total SmartStop Self Storage REIT, Inc. equity	437,401,364	467,359,462
Noncontrolling interests in our Operating Partnership	93,006,132	94,405,766
Other noncontrolling interests	200,086	54,479
Total noncontrolling interests	93,206,218	94,460,245
Total equity	530,607,582	561,819,707
Total liabilities, temporary equity and equity	$1,894,112,406	$1,947,217,387

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Self storage rental revenue	$51,677,815	$46,471,360	$102,954,713	$89,528,232
Ancillary operating revenue	2,180,151	2,098,835	4,370,773	4,073,155
Managed REIT Platform revenue	4,320,705	2,013,134	6,597,240	3,822,230
Reimbursable costs from Managed REITs	1,411,699	1,204,919	2,802,909	2,348,492
Total revenues	59,590,370	51,788,248	116,725,635	99,772,109
Operating expenses:
Property operating expenses	16,482,843	13,637,231	33,016,295	26,742,556
Managed REIT Platform expenses	681,131	617,846	1,231,067	1,007,111
Reimbursable costs from Managed REITs	1,411,699	1,204,919	2,802,909	2,348,492
General and administrative	7,181,892	7,946,583	13,718,518	13,784,230
Depreciation	13,375,922	11,826,106	26,648,193	22,934,092
Intangible amortization expense	1,835,691	4,471,973	3,755,396	8,372,857
Acquisition expenses	11,106	285,097	42,296	702,871
Contingent earnout adjustment	—	800,000	—	1,313,821
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	40,980,284	42,839,437	81,214,674	79,255,712
Gain on equity interests upon acquisition	—	16,101,237	—	16,101,237
Income from operations	18,610,086	25,050,048	35,510,961	36,617,634
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(535,767)	(191,109)	(940,878)	(424,403)
Equity in earnings (losses) from investments in Managed REITs	(216,725)	(167,977)	(449,750)	(307,384)
Other, net	1,192,515	(264,812)	1,943,493	(293,327)
Interest expense	(14,904,549)	(8,852,586)	(29,608,446)	(16,428,370)
Net loss on extinguishment of debt	—	(2,393,475)	—	(2,393,475)
Income tax benefit (expense)	133,794	833,033	(143,426)	511,906
Net income	4,279,354	14,013,122	6,311,954	17,282,581
Net (income) attributable to noncontrolling interests	(769,518)	(1,758,141)	(1,109,883)	(2,161,963)
Less: Distributions to preferred stockholders	(3,116,438)	(3,116,439)	(6,198,630)	(6,198,631)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$393,398	$9,138,542	$(996,559)	$8,921,987
Net income (loss) per Class A & Class T share – basic	$0.00	$0.10	$(0.01)	$0.10
Net income (loss) per Class A & Class T share – diluted	$0.00	$0.10	$(0.01)	$0.10
Weighted average Class A shares outstanding – basic	88,717,078	80,896,716	88,726,076	78,932,668
Weighted average Class A shares outstanding – diluted	89,153,907	81,422,623	88,726,076	79,411,284
Weighted average Class T shares outstanding – basic	8,097,928	8,085,550	8,091,773	8,078,290
Weighted average Class T shares outstanding – diluted	8,097,928	8,085,550	8,091,773	8,078,290

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$4,279,354	$14,013,122	$6,311,954	$17,282,581
Other comprehensive income (loss):
Foreign currency translation adjustment	1,183,503	(1,792,539)	1,437,079	(854,577)
Foreign currency hedge contract (losses) gains	(962,245)	1,512,677	(1,053,861)	678,241
Interest rate swap and cap contract (losses) gains	550,036	1,405,816	(943,305)	1,912,331
Other comprehensive income (loss)	771,294	1,125,954	(560,087)	1,735,995
Comprehensive income	5,050,648	15,139,076	5,751,867	19,018,576
Comprehensive income attributable to noncontrolling interests:
Comprehensive income attributable to noncontrolling interests	(859,814)	(1,886,846)	(1,045,619)	(2,356,479)
Comprehensive income attributable to SmartStop Self Storage REIT, Inc. stockholders	$4,190,834	$13,252,230	$4,706,248	$16,662,097

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675
Offering costs	—	—	—	—	(53,949)	—	—	—	(53,949)	—	(53,949)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,098)	(8)	—	—	(74,487)	—	—	—	(74,495)	—	(74,495)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	15,513,821	15,513,821	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1,000	1,000	—	—
Changes to redeemable common stock	—	—	—	—	(5,243,398)	—	—	—	(5,243,398)	—	(5,243,398)	—	5,243,398
Redemptions of common stock	(106,502)	(107)	(4,696)	(5)	—	—	—	—	(112)	—	(112)	—	—
Issuance of restricted stock	45,170	45	—	—	—	—	—	—	45	—	45	—	—
Distributions	—	—	—	—	—	(12,427,305)	—	—	(12,427,305)	—	(12,427,305)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,679,314)	(1,679,314)	—	—
Issuance of shares for distribution reinvestment plan	313,658	314	34,048	34	5,243,050	—	—	—	5,243,398	—	5,243,398	—	—
Equity based compensation expense	—	—	—	—	403,252	—	—	—	403,252	768,685	1,171,937	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(216,555)	—	(216,555)	—	(216,555)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	355,978	355,978	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	47,844	47,844	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	836,775	836,775	101,187	937,962	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(744,417)	(744,417)	(90,019)	(834,436)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	451,872	451,872	54,643	506,515	—	—
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073
Offering costs	—	—	—	—	(391,200)	—	—	—	(391,200)	—	(391,200)	—	—
Issuance of common stock in connection with the SSGT II Merger	11,542,062	11,542	—	—	168,778,332	—	—	—	168,789,874	—	168,789,874	—	—
Issuance of OP Units in connection with SSGT II Merger	—	—	—	—	—	—	—	—	—	1,703	1,703	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(812)	(1)	—	—	(11,865)	—	—	—	(11,866)	—	(11,866)	—	—
Issuance of restricted stock	13,840	14	—	—	—	—	—	—	14	—	14	—	—
Distributions	—	—	—	—	—	(13,359,132)	—	—	(13,359,132)	—	(13,359,132)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,954,121)	(1,954,121)	—	—
Equity based compensation expense	—	—	—	—	324,301	—	—	—	324,301	621,016	945,317	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	9,138,542	—	9,138,542	—	9,138,542	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	1,758,141	1,758,141	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,587,642)	(1,587,642)	(204,897)	(1,792,539)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,339,769	1,339,769	172,908	1,512,677	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	1,245,122	1,245,122	160,694	1,405,816	—	—
Balance as of June 30, 2022	88,857,061	$88,857	8,085,550	$8,085	$893,713,908	$(236,750,901)	$(161,924,488)	$1,261,504	$496,396,965	$80,272,586	$576,669,551	$196,356,107	$76,578,073
See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	88,853,454	$88,853	8,085,550	$8,085	$894,283,954	$(266,151,517)	$(164,524,595)	$3,654,682	$467,359,462	$94,460,245	$561,819,707	$196,356,107	$76,578,073
Tax withholding (net settlement) related to vesting of restricted stock	(14,786)	(15)	—	—	(211,951)	—	—	—	(211,966)	—	(211,966)	—	—
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4,715,055)
Issuance of restricted stock, net of forfeitures	43,876	44	—	—	—	—	—	—	44	—	44	—	—
Distributions	—	—	—	—	—	(14,260,984)	—	—	(14,260,984)	—	(14,260,984)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,028,207)	(2,028,207)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(129,486)	(129,486)	—	—
Equity based compensation expense	—	—	—	—	282,654	—	—	—	282,654	823,459	1,106,113	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(1,389,957)	—	(1,389,957)	—	(1,389,957)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	232,943	232,943	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	107,422	107,422	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	224,139	224,139	29,437	253,576	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(80,980)	(80,980)	(10,636)	(91,616)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,319,980)	(1,319,980)	(173,361)	(1,493,341)	—	—
Balance as of March 31, 2023	88,882,544	$88,882	8,085,550	$8,085	$894,354,657	$(280,412,501)	$(165,914,552)	$2,477,861	$450,602,432	$93,311,816	$543,914,248	$196,356,107	$71,863,018

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2023	88,882,544	$88,882	8,085,550	$8,085	$894,354,657	$(280,412,501)	$(165,914,552)	$2,477,861	$450,602,432	$93,311,816	$543,914,248	$196,356,107	$71,863,018
Offering costs	—	—	—	—	(11,354)	—	—	—	(11,354)	—	(11,354)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(2,636)	(2)	—	—	(34,694)	—	—	—	(34,696)	—	(34,696)	—	—
Changes to redeemable common stock	—	—	—	—	(5,974,348)	—	—	—	(5,974,348)	—	(5,974,348)	—	5,974,348
Redemptions of common stock	(299,129)	(299)	(10,868)	(11)	—	—	—	—	(310)	—	(310)	—	(7,237,836)
Issuance of restricted stock, net of forfeitures	2,114	2	—	—	—	—	—	—	2	—	2	—	—
Distributions	—	—	—	—	—	(14,503,753)	—	—	(14,503,753)	—	(14,503,753)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,106,368)	(2,106,368)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(97,632)	(97,632)	—	—
Issuance of shares for distribution reinvestment plan	353,648	354	38,871	39	5,973,955	—	—	—	5,974,348	—	5,974,348
Equity based compensation expense	—	—	—	—	274,647	—	—	—	274,647	1,238,588	1,513,235	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	393,398	—	393,398	—	393,398	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	504,216	504,216	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	265,302	265,302	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,044,950	1,044,950	138,553	1,183,503	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(849,595)	(849,595)	(112,650)	(962,245)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	485,643	485,643	64,393	550,036	—	—
Balance as of June 30, 2023	88,936,541	$88,937	8,113,553	$8,113	$894,582,863	$(294,916,254)	$(165,521,154)	$3,158,859	$437,401,364	$93,206,218	$530,607,582	$196,356,107	$70,599,530

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$6,311,954	$17,282,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,403,589	31,306,949
Change in deferred tax liability	(185,138)	(799,123)
Accretion of fair market value adjustment of secured debt	6,459	(42,198)
Amortization of debt issuance costs	1,364,717	1,245,315
Equity based compensation expense	2,619,348	2,117,254
Non-cash adjustment from equity method investments in JV Properties	940,878	449,277
Non-cash adjustment from equity method investments in Managed REITs	871,000	311,811
Accretion of financing fee revenues	(459,574)	—
Unrealized foreign currency and derivative (gains) losses	(41,726)	(203,493)
Net loss on extinguishment of debt	—	2,393,475
Gain on equity interests upon acquisition	—	(16,101,237)
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682
Contingent earnout adjustment	—	1,313,821
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	5,646,086	(68,719)
Accounts payable and accrued liabilities	243,578	(681,457)
Managed REITs receivables	(2,411,293)	704,573
Due to affiliates	3,250	(17,747)
Net cash provided by operating activities	45,313,128	41,260,764
Cash flows from investing activities:
SSGT II Merger, net of cash acquired	—	(65,540,723)
Purchase of real estate	—	(72,512,886)
Additions to real estate	(8,449,084)	(4,324,446)
Insurance proceeds on insured property damage	808,722	—
Deposits on acquisition of real estate	(1,208,047)	(455,000)
Investments in unconsolidated JV Properties, net	(6,227,167)	(3,396,337)
SST VI Mezzanine Loan funding	(15,000,000)	—
SST VI Mezzanine Loan repayment	50,000,000	—
SSGT III Mezzanine Loan funding	(8,000,000)	—
SSGT III Mezzanine Loan repayment	17,500,000	—
SST VI preferred equity investment	(15,000,000)	—
SST VI preferred equity investment redemption	15,000,000	—
SST VI promissory note funding	(15,000,000)	—
Capital distributions from Managed REITs	288,841
Settlement of Foreign Currency Hedges	3,477,389	—
Net proceeds from the sale of real estate	—	228,146
Net cash (used in)/provided by investing activities	18,190,654	(146,001,246)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	—	150,000,000
Repayment of non-revolver debt	(12,016,875)	(86,237,235)
Scheduled principal payments on non-revolver debt	(1,314,406)	(1,242,449)
Proceeds from issuance of revolver debt	90,000,000	238,000,000
Repayment of revolver debt	(105,000,000)	(150,000,000)
Debt issuance costs	—	(2,067,282)
Debt defeasance costs	—	(2,570,604)
Offering costs	(11,224)	(601,346)
Redemptions of common stock	(4,715,055)	(1,763,301)
Restricted stock withholding for payroll taxes	(246,662)	—
Distributions paid to common stockholders	(23,456,251)	(20,200,992)
Distributions paid to preferred stockholders	(6,232,877)	(6,232,877)
Distributions paid to noncontrolling interests	(4,144,134)	(3,360,975)
Gross proceeds from issuance of equity in other noncontrolling interests	—	1,000
Net cash provided by (used in) financing activities	(67,137,484)	113,723,939
Impact of foreign exchange rate changes on cash and restricted cash	225,924	(330,847)
Change in cash, cash equivalents, and restricted cash	(3,407,778)	8,652,610
Cash, cash equivalents, and restricted cash beginning of year	46,038,391	44,686,361
Cash, cash equivalents, and restricted cash end of year	$42,630,613	$53,338,971

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$26,116,632	$14,313,423
Supplemental disclosure of noncash activities:
Redemption of common stock included in accounts payable and accrued liabilities	$7,237,836	$—
Issuance of shares pursuant to distribution reinvestment plan	$5,974,348	$5,243,398
Distributions payable	$8,842,296	$8,940,680
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$1,082,916	$—
Real estate and construction in process included in accounts payable and accrued liabilities	$1,177,981	$—
Conversion of A-2 Units into A-1 Units	$—	$15,513,821
Deposit applied to the purchase of real estate	$—	$190,000
Issuance of common stock and OP Units in connection with the mergers	$—	$168,791,577

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of June 30, 2023, we wholly-owned 153 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and the Greater Toronto Area of Ontario, Canada.

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

We operate the properties owned by the Managed REITs, consisting of, as of June 30, 2023, 31 operating properties and approximately 24,600 units and 2.8 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P., (the "Operating Partnership") owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of June 30, 2023, we owned approximately 88.3% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 11.7% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC) ("SAM"), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the "Former Dealer Manager"). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

June 30, 2023

(Unaudited)

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

As of June 30, 2023 and December 31, 2022, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres and our equity investments in the Managed REITs, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III, and SSGT II (through June 1, 2022) which are consolidated.

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

Investments in and Advances to Managed REITs

As of June 30, 2023 and December 31, 2022, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. Our share of earnings and losses from our equity method investments in the Managed REITs was previously included in Other, net within our consolidated statements of operations, but has been reclassified to Equity in earnings (losses) from investments in Managed REITs within our current consolidated statements of operations included herein.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $10.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2023 and 2022, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2023 and 2022, our property acquisitions, including the SSGT II Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended June 30, 2023 and 2022, we expensed approximately $11,000 and $285,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the six months ended June 30, 2023 and 2022, we expensed approximately $42,000 and $703,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2023 and 2022, no real property asset impairment losses were recognized.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

As of June 30, 2023 and December 31, 2022, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of June 30, 2023 and December 31, 2022, approximately $141,000 and $211,000, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2023, 2024, and thereafter is approximately $71,000, $70,000, and none, respectively.

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

June 30, 2023

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2023 and December 31, 2022, approximately $0.9 million and $0.7 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $1.3 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, within property operating expenses, and approximately $0.6 million and $0.3 million for the three months ended June 30, 2023, and 2022, respectively, within general and administrative. The Company incurred advertising costs of approximately $2.5 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively, within property operating expenses, and approximately $1.1 million and $0.4 million for the six months ended June 30, 2023, and 2022, respectively, within general and administrative.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have intangible assets related to management contracts and one purchase and sale contract, which is not amortized, for a self storage property. As of June 30, 2023, the gross amount of the intangible assets was approximately $88.6 million, and accumulated amortization was approximately $76.7 million. As of December 31, 2022, the gross amount of the intangible assets was approximately $88.5 million, and accumulated amortization was approximately $72.9 million. In connection with the SSGT II Merger, we wrote-off the carrying value of the intangible assets related to the SSGT II property management and advisory agreements. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2023, 2024, 2025, 2026, 2027, and thereafter is approximately $2.8 million, $0.2 million, $0.1 million, $0.1 million, $0.1 million, and $0.7 million thereafter, respectively.

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

As of June 30, 2023 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $3.3 million. As of December 31, 2022, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.4 million.

As of June 30, 2023, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.9 million. As of December 31, 2022, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.5 million.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $3.1 million, and a loss of approximately $4.4 million for the three months ended June 30, 2023 and 2022, respectively, and represented a gain of approximately $3.1 million and a loss of approximately $2.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

Employee Benefit Plan

The Company terminated its relationship with a professional employer organization and began maintaining its own retirement savings plan during the year ended December 31, 2021 under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the three months ended June 30, 2023 and 2022, and for the six months ended June 30, 2023 and 2022, the Company made matching contributions to such plan of approximately $0.1 million and $0.1 million, and $0.3 million and $0.2 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

June 30, 2023

(Unaudited)

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

The table below summarizes the carrying amounts and fair values of financial instruments that are not carried at fair value as of June 30, 2023 and December 31, 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2023 and December 31, 2022, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$415,300,000	$441,364,046	$410,600,000	$442,672,020

During the six months ended June 30, 2023 and 2022, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Instruments). The valuations of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2023, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

June 30, 2023

(Unaudited)

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. As of June 30, 2023 and December 31, 2022, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which we are subject.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of June 2023, approximately 22.9%, 20.1%, and 10.3% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$4,279,354	$14,013,122	$6,311,954	$17,282,581
Net income attributable to noncontrolling interests	(769,518)	(1,758,141)	(1,109,883)	(2,161,963)
Net income attributable to SmartStop Self Storage REIT, Inc.	3,509,836	12,254,981	5,202,071	15,120,618
Less: Distributions to preferred stockholders	(3,116,438)	(3,116,439)	(6,198,630)	(6,198,631)
Less: Distributions to participating securities	(90,885)	(69,907)	(183,228)	(141,275)
Net income (loss) attributable to common stockholders for basic computations:	302,513	9,068,635	(1,179,787)	8,780,712
Net income (loss) attributable to common stockholders for diluted computations:	$302,513	$9,068,635	$(1,179,787)	$8,780,712
Weighted average Class A and Class T shares outstanding:
Average number of Class A and Class T shares outstanding- basic	96,815,006	88,982,266	96,817,849	87,010,958
Unvested LTIP Units	359,233	379,744	—	342,460
Unvested restricted stock awards	77,596	146,163	—	136,156
Average number of Class A and Class T shares outstanding- diluted	97,251,835	89,508,173	96,817,849	87,489,574
Earnings per common share:
Basic	$0.00	$0.10	$(0.01)	$0.10
Diluted	$0.00	$0.10	$(0.01)	$0.10

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726	18,761,726	18,761,726
Class A and Class A-1 OP Units	12,854,553	11,496,892	12,779,356	10,959,537
Unvested LTIP Units	—	—	348,082	—
Unvested restricted stock awards	—	—	80,021	—
	31,616,279	30,258,618	31,969,185	29,721,263

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Recently Adopted Accounting Guidance

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
Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2023:

Real estate facilities
Balance at December 31, 2022	$1,887,205,645
Impact of foreign exchange rate changes	4,419,660
Improvements and additions	5,683,428
Balance at June 30, 2023	$1,897,308,733
Accumulated depreciation
Balance at December 31, 2022	$(202,682,688)
Depreciation expense	(26,167,303)
Impact of foreign exchange rate changes	(644,664)
Balance at June 30, 2023	$(229,494,655)

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

As a result, we acquired all of the real estate owned by SSGT II, consisting of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. As of the merger date, the unconsolidated real estate ventures (collectively, the "SSGT II JV Properties") consisted of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres") owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property located in Southern California, which we acquired on July 13, 2023. On January 12, 2023, we acquired the aforementioned parcel of land in an unconsolidated joint venture that we and SmartCentres intend to develop into a self storage facility in the future. As of June 30, 2023, one of the development joint venture properties had been completed and had begun operations.

The following table reconciles the total consideration transferred in the SSGT II Merger:

Fair value of consideration:
Common stock issued	$168,791,577
Cash(1)	76,300,006
Preexisting investments in and advances to SSGT II(2)	16,066,930
Total consideration	$261,158,513

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

(1) Approximately $8.0 million of the intangible assets acquired related to the value of a purchase and sale agreement for the acquisition of a property in San Gabriel, CA that we assumed in the SSGT II Merger. The remainder of the intangible asset relates to value ascribed to the in-place leases on the properties acquired.

(2) Liabilities assumed represents accounts payable and other liabilities.

As a result of our acquiring SSGT II and terminating the preexisting advisory and property management agreements with SSGT II, we expensed approximately $2.0 million related to such assets on the acquisition date.

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). On such date, (the "SST IV Merger Date"), we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in nine states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (collectively the “SST IV JV Properties”). The SST IV JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities as of the merger date, jointly owned with subsidiaries of SmartCentres. The three development joint venture properties have subsequently been completed and have begun operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

As a result of the SST IV Merger, approximately 23.1 million Class A Shares were issued in exchange for approximately 10.6 million shares of SST IV common stock.

Self Storage Facility Acquisitions

There were no self storage facility acquisitions during the six months ended June 30, 2023. Subsequent to June 30, 2023, we purchased a self storage facility located in San Gabriel, California (the "San Gabriel Property"). See Note 14 – Subsequent Events for additional information.

Potential Acquisitions

Subsequent to June 30, 2023, we, through our wholly-owned subsidiaries were party to one purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility in the United States. The total purchase price for the property was approximately $20 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire this property, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

We may assign the above purchase and sale agreement to one of our Managed REITs.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating properties as of June 30, 2023. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, two of which were operating properties and one of which was under development as of June 30, 2023.

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

On January 12, 2023, we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a parcel of land in Whitby, Ontario, (the "North Whitby Property"), that we and SmartCentres intend to develop into a self storage facility in the future. Our 50% of the initial investment at closing for the North Whitby Property was approximately $2.7 million CAD (or approximately $2.0 million USD), plus closing costs.

These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In accordance with such agreements, we intend to fund development costs of approximately three million dollars during 2023, and an additional three million dollars, primarily during 2026 and 2027.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments, and is recorded in the accompanying consolidated statements of operations. For the three months ended June 30, 2023 and 2022, we recorded net aggregate loss of approximately $0.5 million and $0.2 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada. For the six months ended June 30, 2023 and 2022, we recorded net aggregate loss of approximately $0.9 million and $0.4 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the "JV Properties"):

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of June 30, 2023	Carrying Value of Investment as of December 31, 2022
Dupont (1)	October 2019	$4,178,594	$4,245,434
East York (2)	June 2020	6,225,704	6,039,951
Brampton (2)	November 2020	2,190,154	2,166,186
Vaughan (2)	January 2021	2,604,762	2,625,089
Oshawa (2)	August 2021	1,463,368	1,506,798
Scarborough (2)	November 2021	2,344,259	2,364,175
Aurora (1)	December 2022	2,750,955	2,546,407
Kingspoint (2)	March 2023	4,022,918	3,342,969
Markham (1)	Under Development	1,326,911	1,038,541
Regent (3)	Under Development	2,722,420	2,646,532
North Whitby(4)	Under Development	4,709,395	-
		$34,539,440	$28,522,082

(1)
These joint venture properties were acquired through the SSGT II Merger, which closed on June 1, 2022.
(2)
These joint venture properties were acquired through the SST IV Merger, which closed on March 17, 2021.
(3)
This property is currently leased as a single tenant industrial lease. The joint venture plans to develop this property into a self storage facility in the future.
(4)
This property was acquired on January 12, 2023 in connection with a purchase agreement assumed in the SSGT II Merger.

Potential Future Joint Ventures

We as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary were party to two purchase and sale agreements for the acquisition of land in Canada intended to be developed into self storage facilities which had not yet closed. Our 50% portion of the total purchase price for these properties was approximately USD $7.9 million, plus closing costs. There can be no assurance that we will complete these acquisitions. Additionally, we may assign some or all of such purchase and sale agreements to the Managed REITs. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money as a result.

Financing Agreement

In connection with the SST IV Merger, we, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships, also became party to a master mortgage commitment agreement (the “MMCA I”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (the “SmartCentres Loan I”). The SmartCentres Lender is an affiliate of SmartCentres. On August 18, 2021, the Kingspoint Property was added to the MMCA I, increasing the available capacity.

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

The SmartCentres Loan I and SmartCentres Loan II have an accordion feature such that borrowings pursuant thereto may be increased up to approximately $120 million CAD each, subject to certain conditions set forth in the MMCA I and MMCA II agreements. Additionally, pursuant to the MMCA agreements, the collective borrowings between all SmartCentres Financings, and loans made by the SmartCentres Lender to our affiliates, are limited to an overall combined capacity of $120

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

million CAD. During the quarter, SmartStop, SmartCentres, and the SmartCentres Lender agreed to waive the $120 million CAD overall combined capacity constraint.

As of June 30, 2023, approximately $121.3 million CAD or approximately $91.6 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2022, approximately $116.7 million CAD or approximately $86.1 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the JV Properties.

The SmartCentres Financings are secured by first mortgages on each of the JV Properties, excluding the Regent Property. Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of June 30, 2023, the total interest rate was approximately 7.6%.

The SmartCentres Financings, as amended, have a maturity date of May 11, 2024, and each contain two one year extension options. Monthly interest payments initially increase the outstanding principal balance. Upon a JV Property generating sufficient net cash flow, the SmartCentres Financings provide for the commencement of quarterly payments of interest. As of June 30, 2023, the Dupont, East York, Brampton, Vaughan, and Oshawa Properties were generating sufficient net cash flow and therefore were required to and were making such interest payments. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of June 30, 2023, the joint ventures were in compliance with all such covenants.

Note 5. Debt

Our debt is summarized as follows:

Loan	June 30, 2023	December 31, 2022	Interest Rate		Maturity Date
KeyBank CMBS Loan(1)	$91,916,790	$92,784,412	3.89%		8/1/2026
KeyBank Florida CMBS Loan(2)	51,154,561	51,555,279	4.65%		5/1/2027
CMBS Loan(3)	104,000,000	104,000,000	5.00%		2/1/2029
SST IV CMBS Loan (4)	40,500,000	40,500,000	3.56%		2/1/2030
Credit Facility Term Loan - USD	250,000,000	250,000,000	6.99%		3/17/2026
Credit Facility Revolver - USD	353,201,288	368,201,288	7.04%		3/17/2024
2032 Private Placement Notes	150,000,000	150,000,000	5.28%	(5)	4/19/2032
Oakville III BMO Loan (6) (7)	—	11,992,500			5/16/2024
Ladera Office Loan	3,879,382	3,925,448	4.29%		11/1/2026
Discount on secured debt, net	(86,687)	(93,147)
Debt issuance costs, net	(3,960,674)	(4,493,824)
Total debt	$1,040,604,660	$1,068,371,956

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

(3)
This fixed rate, interest only loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, and Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts.
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

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2023 was approximately 6.03%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of June 30, 2023, we were in compliance with all such covenants.

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

As of March 31, 2023, such Total Leverage Ratio Event occurred, and our 2032 Private Placement Notes began accruing interest at a rate of 5.28%. The interest accruing on the 2032 Private Placement Notes will continue to accrue at 5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters, upon such achievement, the applicable fixed interest rate will revert to 4.53%.

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

June 30, 2023

(Unaudited)

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

As of June 30, 2023, advances under the Credit Facility Term Loan incurred interest at a 180 basis points spread over daily simple SOFR plus an additional 10 basis points (the "SOFR Index Adjustment") or 30-day Canadian dollar offered rate ("CDOR"), while advances under the Credit Facility Revolver incurred interest at a 185 basis points spread over Daily Simple SOFR plus an additional 10 basis points (the SOFR Index Adjustment) or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

The rate spreads above Daily Simple SOFR plus the SOFR Index Adjustment or CDOR at which the Credit Facility incurs interest are subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the Credit Facility, with the top tier limited to a maximum leverage of 60% and maximum spreads of 225 basis points and 230 basis points on the Term Loan and the Credit Facility Revolver, respectively. As of June 30, 2023, the consolidated leverage ratio was within the second leverage tier.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

During the year ended December 31, 2022, the borrowing base was expanded to include the two properties acquired in May 2022, the 10 wholly-owned operating properties acquired in the SSGT II Merger, the 11 properties previously encumbered by the Midland North Carolina CMBS Loan, and the five properties previously encumbered by a loan with TCF Bank, such that as of June 30, 2023, 99 of our wholly-owned properties were encumbered by the Credit Facility.

The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of June 30, 2023, we had borrowed approximately $353 million of the $450 million maximum potential current capacity of the Credit Facility Revolver and all $250 million of the $250 million capacity of the Credit Facility Term Loan. As of June 30, 2023, based on the borrowing base calculations, we had the full ability to draw up to the maximum potential current capacity of the revolver.

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2023:

2023	$1,324,996
2024	355,936,183
2025	2,869,187
2026	341,916,098
2027	48,105,557
2028 and thereafter	294,500,000
Total payments	1,044,652,021
Discount on secured debt	(86,687)
Debt issuance costs, net	(3,960,674)
Total	$1,040,604,660

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

June 30, 2023

(Unaudited)

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

As of June 30, 2023, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2022, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

Note 7. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we have used interest rate swaps and caps as part of our interest rate risk management strategy.

For interest rate derivatives designated and qualified as a hedge for GAAP purposes, the change in the fair value of the effective portion of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to such derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. In addition, we classify cash flows from qualifying cash flow hedging relationships in the same category as the cash flows from the hedged items in our consolidated statements of cash flows. We do not use interest rate derivatives for trading or speculative purposes.

Interest rate derivatives not designated as hedges for GAAP are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) within our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

For derivatives designated as net investment hedges for GAAP purposes, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The change in the value of the designated portion of our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss) in the related period.

The change in the value of the portion of our settled and unsettled foreign currency hedges that is not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a loss of approximately $2.8 million and a gain of approximately $4.1 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of approximately $3.2 million and a gain of approximately $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

On April 12, 2021, we entered into an approximately $125.9 million CAD currency forward with a settlement date of April 12, 2023. On April 12, 2023, we settled this foreign currency forward and received approximately USD $6.4 million, and simultaneously entered into a new approximately $134.4 million CAD currency forward with a maturity date of July 6, 2023.

On April 12, 2022, we settled a $122 million CAD foreign currency forward, receiving a net settlement of approximately USD $3.2 million, and simultaneously entered into a new $126.2 million CAD currency forward with a settlement date of October 12, 2022. On October 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately $8.7 million, and simultaneously entered into a new $137.7 million CAD currency forward with a settlement date of October 12, 2023.

The following table summarizes the terms of our derivative financial instruments as of June 30, 2023:

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$125,000,000	2.00%	June 1, 2022	June 28, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
Foreign Currency Forwards:
Denominated in CAD (1) (2)	$134,361,000	1.3436	April 12, 2023	July 6, 2023
Denominated in CAD (1)	$137,680,000	1.3768	October 12, 2022	October 12, 2023

(1)
Notional amounts shown are denominated in CAD.
(2)
On July 5, 2023, we settled this foreign currency forward and paid approximately USD $1.2 million, and simultaneously entered into a new approximately $132.4 million CAD currency forward with a settlement date of April 12, 2024.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2023	December 31, 2022
Interest Rate Derivatives
Other assets	$7,570,707	$9,681,298
Foreign Currency Hedges
Other assets	$-	$6,971,265
Accounts payable and accrued liabilities	$(5,461,388)	$(1,776,371)

The following tables presents the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from accumulated other comprehensive income
	For the three months ended June 30,
Type	2023	2022		2023	2022
Interest Rate Swaps	$-	$-	Interest expense	$5,041	$47,175
Interest Rate Caps	1,896,831	1,252,638	Interest expense	1,341,755	(204,782)
Foreign Currency Forwards	(962,245)	1,512,677	N/A	-	-
	$934,586	$2,765,315		$1,346,796	$(157,607)

	Gain (loss) recognized in OCI		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from accumulated other comprehensive income
	For the six months ended June 30,
Type	2023	2022		2023	2022
Interest Rate Swaps	$-	$(2,793)	Interest expense	$50,587	$(398,931)
Interest Rate Caps	1,370,513	1,252,596	Interest expense	2,263,231	(278,579)
Foreign Currency Forwards	(1,053,861)	678,241	N/A	-	-
	$316,652	$1,928,044		$2,313,818	$(677,510)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Based on the forward rates in effect as of June 30, 2023, we estimate that approximately $3.0 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

Note 8. Income Taxes

As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. We have filed an election to treat our TRS as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services to the Managed REITs and otherwise generally engages in any real estate or non-real estate related business. The TRS is subject to corporate U.S. federal and state income tax. Additionally, we own and operate a number of self storage properties located throughout Canada, the income of which is subject to income taxes under the laws of Canada.

The following is a summary of our income tax expense (benefit) for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023
	Federal	State	Canadian	Total
Current	$41,170	$8,311	$122,150	$171,631
Deferreds	(2,619)	(399)	(302,407)	(305,425)
Total	$38,551	$7,912	$(180,257)	$(133,794)

	For the three months ended June 30, 2022
	Federal	State	Canadian	Total
Current	$52,197	$9,574	$145,907	$207,678
Deferreds	(456,319)	(69,534)	(514,858)	(1,040,711)
Total	$(404,122)	$(59,960)	$(368,951)	$(833,033)

	For the six months ended June 30, 2023
	Federal	State	Canadian	Total
Current	$92,727	$17,588	$218,249	$328,564
Deferreds	(5,239)	(798)	(179,101)	(185,138)
Total	$87,488	$16,790	$39,148	$143,426

	For the six months ended June 30, 2022
	Federal	State	Canadian	Total
Current	$119,287	$22,024	$145,907	$287,218
Deferreds	(493,838)	(75,252)	(230,034)	(799,124)
Total	$(374,551)	$(53,228)	$(84,127)	$(511,906)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	June 30, 2023	December 31, 2022
Deferred tax liabilities:
Intangible contract assets	$(24,147)	$(30,184)
Canadian real estate	(9,682,692)	(10,123,376)
Total deferred tax liability	(9,706,839)	(10,153,560)

Deferred tax assets:
Other	—	90,563
Canadian non-capital losses	7,770,564	7,935,309
Total deferred tax assets	7,770,564	8,025,872

Valuation allowance	(4,226,569)	(4,077,932)

Net deferred tax liabilities	$(6,162,844)	$(6,205,620)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended June 30, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$51,677,815	$—	$—	$51,677,815
Ancillary operating revenue	2,180,151	—	—	2,180,151
Managed REIT Platform revenue	—	4,320,705	—	4,320,705
Reimbursable costs from Managed REITs	—	1,411,699	—	1,411,699
Total revenues	53,857,966	5,732,404	—	59,590,370
Operating expenses:
Property operating expenses	16,482,843	—	—	16,482,843
Managed REIT Platform expense	—	681,131	—	681,131
Reimbursable costs from Managed REITs	—	1,411,699	—	1,411,699
General and administrative	—	—	7,181,892	7,181,892
Depreciation	13,143,376	—	232,546	13,375,922
Intangible amortization expense	1,786,761	48,930	—	1,835,691
Acquisition expenses	11,106	—	—	11,106
Total operating expenses	31,424,086	2,141,760	7,414,438	40,980,284
Income (loss) from operations	22,433,880	3,590,644	(7,414,438)	18,610,086
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(535,767)	(535,767)
Equity in earnings (losses) from investments in Managed REITs	—	(216,725)	—	(216,725)
Other, net	504,831	696,050	(8,366)	1,192,515
Interest expense	(14,862,399)	—	(42,150)	(14,904,549)
Income tax (expense) benefit	(187,718)	(43,726)	365,238	133,794
Net income (loss)	$7,888,594	$4,026,243	$(7,635,483)	$4,279,354

	Three Months Ended June 30, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$46,471,360	$—	$—	$46,471,360
Ancillary operating revenue	2,098,835	—	—	2,098,835
Managed REIT Platform revenue	—	2,013,134	—	2,013,134
Reimbursable costs from Managed REITs	—	1,204,919	—	1,204,919
Total revenues	48,570,195	3,218,053	—	51,788,248
Operating expenses:
Property operating expenses	13,637,231	—	—	13,637,231
Managed REIT Platform expense	—	617,846	—	617,846
Reimbursable costs from Managed REITs	—	1,204,919	—	1,204,919
General and administrative	—	—	7,946,583	7,946,583
Depreciation	11,654,085	—	172,021	11,826,106
Intangible amortization expense	4,312,249	159,724	—	4,471,973
Acquisition expenses	285,097	—	—	285,097
Contingent earnout adjustment	—	800,000	—	800,000
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	29,888,662	4,832,171	8,118,604	42,839,437
Gain on equity interests upon acquisition	—	16,101,237	—	16,101,237
Income (loss) from operations	18,681,533	14,487,119	(8,118,604)	25,050,048
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(191,109)	(191,109)
Equity in earnings (losses) from investments in Managed REITs	—	(167,977)	—	(167,977)
Other, net	(751,986)	658,408	(171,234)	(264,812)
Interest expense	(8,809,456)	—	(43,130)	(8,852,586)
Income tax (expense) benefit	741,807	(20,664)	111,890	833,033
Net loss on extinguishment of debt	(2,393,475)	—	—	(2,393,475)
Net income (loss)	$7,468,423	$14,956,886	$(8,412,187)	$14,013,122

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

	Six Months Ended June 30, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$102,954,713	$—	$—	$102,954,713
Ancillary operating revenue	4,370,773	—	—	4,370,773
Managed REIT Platform revenue	—	6,597,240	—	6,597,240
Reimbursable costs from Managed REITs	—	2,802,909	—	2,802,909
Total revenues	107,325,486	9,400,149	—	116,725,635
Operating expenses:
Property operating expenses	33,016,295	—	—	33,016,295
Managed REIT Platform expense	—	1,231,067	—	1,231,067
Reimbursable costs from Managed REITs	—	2,802,909	—	2,802,909
General and administrative	—	—	13,718,518	13,718,518
Depreciation	26,229,212	—	418,981	26,648,193
Intangible amortization expense	3,657,535	97,861	—	3,755,396
Acquisition expenses	42,296	—	—	42,296
Total operating expenses	62,945,338	4,131,837	14,137,499	81,214,674
Income (loss) from operations	44,380,148	5,268,312	(14,137,499)	35,510,961
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(940,878)	(940,878)
Equity in earnings (losses) from investments in Managed REITs	—	(449,750)	—	(449,750)
Other, net	221,109	1,839,014	(116,630)	1,943,493
Interest expense	(29,524,357)	—	(84,089)	(29,608,446)
Income tax (expense) benefit	(290,443)	(85,597)	232,614	(143,426)
Net income (loss)	$14,786,457	$6,571,979	$(15,046,482)	$6,311,954

	Six Months Ended June 30, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$89,528,232	$—	$—	$89,528,232
Ancillary operating revenue	4,073,155	—	—	4,073,155
Managed REIT Platform revenue	—	3,822,230	—	3,822,230
Reimbursable costs from Managed REITs	—	2,348,492	—	2,348,492
Total revenues	93,601,387	6,170,722	—	99,772,109
Operating expenses:
Property operating expenses	26,742,556	—	—	26,742,556
Managed REIT Platform expense	—	1,007,111	—	1,007,111
Reimbursable costs from Managed REITs	—	2,348,492	—	2,348,492
General and administrative	—	—	13,784,230	13,784,230
Depreciation	22,533,041	—	401,051	22,934,092
Intangible amortization expense	7,998,012	374,845	—	8,372,857
Acquisition expenses	702,871	—	—	702,871
Contingent earnout adjustment	—	1,313,821	—	1,313,821
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	57,976,480	7,093,951	14,185,281	79,255,712
Gain on sale of real estate	—	16,101,237	—	16,101,237
Income (loss) from operations	35,624,907	15,178,008	(14,185,281)	36,617,634
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(424,403)	(424,403)
Equity in earnings (losses) from investments in Managed REITs	—	(307,384)	—	(307,384)
Other, net	(752,989)	814,021	(354,359)	(293,327)
Interest expense	(16,342,343)	—	(86,027)	(16,428,370)
Income tax (expense) benefit	564,533	(77,427)	24,800	511,906
Net loss on extinguishment of debt	(2,393,475)	—	—	(2,393,475)
Net income (loss)	$16,700,633	$15,607,218	$(15,025,270)	$17,282,581

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The following table summarizes our total assets by segment:

Segments	June 30, 2023	December 31, 2022
Self Storage(1)	$1,795,627,912	$1,820,922,309
Managed REIT Platform(2)	38,633,273	65,433,006
Corporate and Other	59,851,221	60,862,072
Total assets(3)	$1,894,112,406	$1,947,217,387

(1)
Included in the assets of the Self Storage segment as of June 30, 2023 and December 31, 2022 was approximately $52.2 million and $52.2 million of goodwill, respectively. Additionally, as of June 30, 2023 and December 31, 2022, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed REIT Platform segment as of June 30, 2023 and December 31, 2022 is approximately $1.4 million and $1.4 million of goodwill, respectively. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3)
Other than our investments in and advances to Managed REITs, substantially all of our investments in real estate facilities and intangible assets as of December 31, 2022 and June 30, 2023, respectively, were associated with our self storage platform.

As of June 30, 2023 and December 31, 2022, approximately $173 million and $170 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three and six months ended June 30, 2023, approximately $5.6 million and $10.9 million, respectively, of our revenues in the self storage segment related to our operations in Canada. For the three and six months ended June 30, 2022, approximately $5.4 million and $10.5 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of June 30, 2023 and December 31, 2022, approximately $34.5 million and $28.5 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the six months ended June 30, 2023 and 2022, approximately $0.9 million and $0.4 million of losses, respectively, relate to these JV Properties' operations in Canada.
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

June 30, 2023

(Unaudited)

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

June 30, 2023

(Unaudited)

the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2022 and the six months ended June 30, 2023, as well as any related amounts payable as of December 31, 2022 and June 30, 2023:

	Year Ended December 31, 2022			Six Months Ended June 30, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,242,655	$1,260,896	$68,751	$715,885	$712,635	$72,001
Additional paid-in capital
Transfer Agent expenses	100,000	100,000	—	—	—	—
Stockholder servicing fee	53,660	209,980	—	—	—	—
Other
Other	—	—	340,979	—	—	340,979
Total	$1,396,315	$1,570,876	$409,730	$715,885	$712,635	$412,980

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

June 30, 2023

(Unaudited)

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

On March 1, 2022, Pacific Oak Holding Group, LLC, became a 10% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering. On October 25, 2022, we, through one of our subsidiaries also agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class W shares sold in their public offering. As such, for the six months ended June 30, 2023 and 2022, we had incurred approximately $38,000 and none, respectively, to SST VI's dealer manager associated with the Class W Shares in their public offering.

Additionally, in connection with the commencement of SST VI's public offering, the SST VI Advisor or its affiliates agreed that it will fund on behalf of SST VI, an amount equal to 1% of the gross offering proceeds from the sale of Class W shares sold in their initial public offering, which amount shall be used by SST VI towards the payment of its offering expenses. For the six months ended June 30, 2023 and 2022, the SST VI Advisor or its affiliates had incurred such reimbursable costs in the amount of approximately $25,000 and $8,000, respectively.

SSGT III Advisory Agreement

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SSGT II property management contract and the carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, we adjusted the value of our deferred tax liability on a pro-rata basis, reducing the deferred tax liability by approximately $0.2 million during the six months ended June 30, 2022 related to the SSGT II Merger and the related aforementioned write-offs, and recorded such benefits within the income tax (expense) benefit line-item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Managed REIT Platform Revenues	2023	2022	2023	2022
Asset Management:
SSGT II(1)	$—	$326,870	$—	798,395
SST VI	723,803	319,208	1,315,925	474,540
SSGT III	222,590	—	393,997	—
	946,393	646,078	1,709,922	1,272,935
Property Management:
SSGT II(1)	—	177,648	—	407,706
SST VI	279,971	123,658	511,193	202,707
SSGT III	76,180	—	130,495	—
JV Properties	178,401	—	350,296	—
	534,552	301,306	991,984	610,413
Tenant Protection Program:
SSGT II(1)	—	76,011	—	250,156
SST VI	169,957	96,309	312,553	145,753
SSGT III	34,946	—	49,654	—
JV Properties	65,180	—	123,509	—
	270,083	172,320	485,716	395,909
Acquisition Fees:
SST VI	1,922,336	661,525	2,465,017	1,061,525
SSGT III	485,000	—	642,000	—
	2,407,336	661,525	3,107,017	1,061,525
Other Managed REIT revenue(2)	162,341	231,905	302,601	481,448
Total Managed REIT Platform Revenue	$4,320,705	$2,013,134	$6,597,240	$3,822,230

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

June 30, 2023

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

As of June 30, 2023 and December 31, 2022 we had receivables due from the Managed REITs totaling approximately $5.9 million and $2.0 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three and six months ended June 30, 2023 we recorded a loss related to our equity interest, excluding our preferred investment discussed below, in SST VI OP of approximately $0.3 million and $0.5 million, respectively, and received distributions in the amount of approximately $86,000 and $170,000, respectively.

For the three and six months ended June 30, 2022 we recorded a loss related to our equity interest in SST VI OP of approximately $0.2 million and $0.3 million, respectively, and received distributions in the amount of approximately $70,000 and $140,000, respectively.

On January 30, 2023, a subsidiary of SmartStop made a preferred investment of 600,000 Series A Cumulative Redeemable Preferred units of limited partnership interest in SST VI OP for an aggregate of $15 million. Upon closing of the preferred investment, an investment fee equal to 1% of the investment amount was owed and paid by SST VI OP. SmartStop, through its subsidiary, received distributions, payable monthly in arrears, at a rate of 7.0% per annum from the date of issuance until the second anniversary of the date of issuance, 8.0% per annum commencing thereafter until the third anniversary of the date of issuance, 9.0% per annum commencing thereafter until the fourth anniversary of the date of issuance, and 10% per annum thereafter, payable monthly. On May 2, 2023, SST VI fully redeemed SmartStop's preferred investment of 600,000 Series A Cumulative Redeemable Preferred units of limited partnership interest in SST VI OP, and repaid accrued distributions due as of the date of redemption for a total amount of approximately $15.1 million.

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

The SST VI Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from a maximum of $45 million to $55 million. Pursuant to this amendment, the interest rate on the SST VI Mezzanine Loan was converted to a variable rate equal to SOFR plus 3.0%. Additionally, in such amendment, SST VI exercised the existing extension option; payments on the SST VI Mezzanine Loan were interest only until the due date of December 30, 2023. As of December 31, 2022 the balance on the SST VI Mezzanine Loan was $35.0 million. Subsequent to December 31, 2022, SST VI borrowed an additional $15.0 million on the SST VI Mezzanine Loan.

On May 2, 2023, SST VI fully repaid the outstanding principal, plus all applicable accrued interest due on the SST VI Mezzanine Loan as of such date for a total amount of approximately $51.7 million. On such date, the SST VI Mezzanine Loan agreement was terminated.

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the "SST VI Note"), where SST VI OP borrowed $15.0 million. Interest on the loan accrues at SOFR plus 3.0%, and is due on December 31,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

2023. The loan may be extended to December 31, 2024 at the borrower's option. If such extension option is exercised, the interest rate on the loan increases to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance at such time is owed. As of June 30, 2023, SST VI OP had $15.0 million outstanding pursuant to the SST VI Note.

The following table summarizes the carrying value of our investments in and advances to SST VI as of June 30, 2023 and December 31, 2022:

Receivables:	As of June 30, 2023	As of December 31, 2022
Receivables and advances due	$4,823,336	$1,828,990
Debt:
SST VI Mezzanine Loan(1)	-	35,000,000
SST VI Note	15,000,000	-
Equity:
SST VI OP Units and SST VI SLP	2,578,400	3,221,410
Total investments in and advances	$22,401,736	$40,050,400

(1) As of May 2, 2023, the SST VI Mezzanine Loan was terminated.

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

For the three and six months ended June 30, 2023, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million and $0.4 million, respectively, and received distributions in the amount of approximately $65,000 and $119,000, respectively.

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

The SSGT III Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from up to $50 million to $77 million. Pursuant to this amendment, the interest rate on the SSGT III Mezzanine Loan became a variable rate equal to SOFR plus 3.0%. Payments on the SSGT III Mezzanine Loan are interest only until August 9, 2023, which is the initial maturity date of the SSGT III Mezzanine Loan. SSGT III may, in certain circumstances, extend the ultimate maturity date of the SSGT III Mezzanine Loan until August 9, 2024 upon written notice to us, in which event the interest rate of the SSGT III Mezzanine Loan will increase to SOFR plus 4.0% per annum, pursuant to the December 20, 2022 amendment. The SSGT III Mezzanine Loan may be prepaid in whole or in part at any time without

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan may be released from the pledge of collateral. The SSGT III Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned four operating self storage facilities as of June 30, 2023. SSGT III OP, also serves as a non-recourse guarantor.

Subsequent to June 30, 2023, SSGT III exercised the extension option, such that the SSGT III Mezzanine Loan is due in full on August 9, 2024.

As of June 30, 2023 and December 31, 2022, a wholly-owned subsidiary of SSGT III OP had $8.0 million and $17.5 million, respectively, outstanding pursuant to the SSGT III Mezzanine Loan.

The following table summarizes the carrying value of our investments in and advances to SSGT III OP as of June 30, 2023 and December 31, 2022:

Receivables:	As of June 30, 2023	As of December 31, 2022
Receivables and advances due	$1,116,280	$156,081
Debt:
SSGT III Mezzanine Loan(1)	8,000,000	17,500,000
Equity:
SSGT III OP Units and SSGT III SLP	4,148,026	4,664,687
Total investments in and advances	$13,264,306	$22,320,768

(1) As of June 30, 2023 and December 31, 2022, $9.5 million and $17.5 million was available to be drawn on the SSGT III Mezzanine Loan. On July 6, 2023, SSGT III paid down $3.0 million on the SSGT III Mezzanine Loan.

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, SmartStop TRS and SmartStop Storage Advisors, LLC (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, administrative support and other miscellaneous reimbursements as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support. SAM and the Company Parties will reimburse one another based on the actual costs of providing their respective services. Additionally, SAM paid the Company Parties an allocation of rent and overhead for the portion of the Ladera Office that it occupied until October 2022, at which time SAM relocated to a separate office. Such agreement had an initial term of three years, with automatic one-year renewals, and is subject to certain adjustments as defined in the agreement.

For the three and six months ended June 30, 2023, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $102,000 and $169,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations. For the three and six months ended June 30, 2022, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $80,000 and approximately $125,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

We recorded reimbursements from SAM of approximately $460,000 and $500,000 during the three and six months ended June 30, 2023, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations. We recorded reimbursements from SAM of approximately $135,000 and $320,000 during the three and six months ended June 30, 2022, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations and other miscellaneous reimbursements.

As of June 30, 2023 and December 31, 2022, a payable of approximately $33,000, and a receivable of approximately $15,000, was due to/from SAM related to the Administrative Services Agreement, respectively.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through June 30, 2023, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	219,946	$9.64	274,196	$9.22
Granted	60,032	14.33	181,664	13.23
Vested	(129,498)	9.64	(165,219)	10.21
Forfeited	(4,630)	11.76	—	—
Unvested at December 31, 2022	145,850	11.50	290,641	11.16
Granted	43,720	14.30	315,915	13.30
Vested	(95,563)	10.87	(11,520)	13.89
Forfeited	(4,525)	14.17	—	—
Unvested at June 30, 2023	89,482	$13.42	595,036	$12.24

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock			LTIP Units
Performance Based Award Grants	Shares		Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	5,752		$9.78	267,107	$9.21
Granted	—		—	113,429	13.18
Vested	—		—	—	—
Forfeited	—		—	—	—
Unvested at December 31, 2022	5,752		9.78	380,536	10.39
Granted	5,752	(1)	9.78	271,199	13.30
Vested	(11,504)		9.78	(118,720)	9.09
Forfeited	—		—	—	—
Unvested at June 30, 2023	—		$—	533,015	$12.16

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, 9,362,639 shares of stock were available for issuance under the Plan.

We recorded approximately $1.4 million and $2.4 million of equity based compensation expense in general and administrative expense during the three and six months ended June 30, 2023, respectively, compared to approximately $0.9 million and $2.0 million during the three and six months ended June 30, 2022, respectively. We recorded approximately $76,000 and $ 37,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and six months ended June 30, 2023, compared to approximately $35,000 and $70,000 during the three and six months ended June 30, 2022.

As of June 30, 2023, there was approximately $9.2 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.5 years. As of December 31, 2022, there was approximately $4.8 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.1 years.

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

June 30, 2023

(Unaudited)

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

Share Redemption Program

As described in "Note 2 – Summary of Significant Accounting Policies – Redeemable Common Stock," we have an SRP. Please refer to that section for additional details. Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

available to fund such redemption. All redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter are processed on the last business day of the month following the end of the quarter in which the redemption requests were received.

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

During the six months ended June 30, 2023, approximately 0.8 million shares or $11.9 million of requests that met the eligibility criteria were requested to be redeemed; $4.7 million of which were fulfilled in April 2023, and $7.2 million of which were included in accounts payable and accrued liabilities as of June 30, 2023 and fulfilled in July 2023.

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

For those stockholders that had elected to participate in the DRP prior to its suspension in March 2022, distributions automatically reverted back to being reinvested through the DRP effective for the month of March 2023 (to the extent we are qualified to offer shares pursuant to the DRP in accordance with applicable state laws).

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

June 30, 2023

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

As of June 30, 2023, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.4 million and $2.5 million during the years ending December 31, 2023 and 2024, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Note 13. Declaration of Distributions

On June 26, 2023, our board of directors declared a distribution rate for the month of July 2023 of approximately $0.05096 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on July 31, 2023. Such distributions payable to each stockholder of record will be paid the following month.

On July 24, 2023, our board of directors declared a distribution rate for the month of August 2023 of approximately $0.05096 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on August 31, 2023. Such distributions payable to each stockholder of record will be paid the following month.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to June 30, 2023:

San Gabriel Property Acquisition

In connection with the SSGT II Merger, we acquired the rights to a purchase and sale agreement for the San Gabriel Property which was being developed by the seller into a self storage facility. On July 5, 2023, we issued an approximately $10.4 million first mortgage bridge loan to the seller, and on July 13, 2023, we closed on the San Gabriel Property for a purchase price of approximately $15.5 million, and the seller repaid the bridge loan in full.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. According to the Inside Self Storage Top-Operators List for 2022, we are the 11th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of June 30, 2023, our wholly-owned portfolio consisted of 153 self storage properties diversified across 19 states and the Greater Toronto Area of Ontario, Canada comprising approximately 102,900 units and 11.8 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of eight operating self storage properties, two parcels of land currently under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private company that intends to elect to qualify as a REIT ("SSGT III" and together with SST VI, the "Managed REITs"), both of which pay us fees to manage these programs and manage their 31 operating self storage properties (as of June 30, 2023).

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, consisting of, as of June 30, 2023, 31 operating properties and approximately 24,600 units and 2.8 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of June 30, 2023, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.4%	92.6%	0.7%
Arizona	4	3,130	329,100	2.8%	92.5%	2.5%
California	29	19,195	2,030,300	17.2%	92.1%	20.1%
Colorado	8	4,550	493,085	4.2%	93.1%	3.6%
Florida	26	19,870	2,363,100	20.0%	93.8%	22.9%
Illinois	6	3,785	429,500	3.6%	92.8%	2.9%
Indiana	2	1,030	112,700	1.0%	92.5%	0.6%
Massachusetts	1	840	93,200	0.8%	91.3%	1.9%
Maryland	2	1,610	169,500	1.4%	95.2%	1.4%
Michigan	4	2,220	266,100	2.3%	94.0%	1.7%
New Jersey	2	2,350	205,100	1.7%	89.9%	1.8%
Nevada	9	7,160	865,000	7.3%	94.0%	6.5%
North Carolina	19	9,190	1,192,400	10.1%	93.8%	8.4%
Ohio	5	2,310	279,700	2.4%	93.6%	1.5%
South Carolina	3	1,940	246,000	2.1%	96.0%	1.6%
Texas	12	6,960	919,300	7.8%	95.5%	6.8%
Virginia	1	830	71,100	0.6%	94.8%	1.0%
Washington	5	3,427	390,545	3.3%	90.2%	3.3%
Wisconsin	1	780	83,400	0.7%	92.8%	0.5%
Ontario, Canada	13	10,610	1,092,300	9.3%	94.8%	10.3%
Total	153	102,877	11,794,730	100%	93.5%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,400 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,017,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of June 30, 2023.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended June 30, 2023.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test as of December 31 for goodwill; between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges were recognized during the six months ended June 30, 2023 and 2022.

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the challenges associated with the pandemic were offset at some level by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive growth in self storage demand, which generally contributed to our results since the onset of COVID-19, and through calendar year 2022. However, occupancy, same-store growth and overall results have started to normalize and are expected to normalize further over the coming quarters as the comparable periods change.

More recently, the broader economy has been experiencing high levels of inflation, higher interest rates, tightening monetary policies and a slowdown in home price appreciation and home sales. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. In addition to the sector's numerous historical demand drivers, one demand driver that developed as a result of the COVID-19 pandemic is the trend towards working from home, or a hybrid work environment. While such trend may be waning more currently in 2023, the work from home environment remains elevated over pre-COVID-19 pandemic levels. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or capped interest rates for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to acquire self storage properties in an as accretive manner going forward.

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

As of both June 30, 2023 and 2022, we wholly-owned 153 operating self storage facilities. Our operating results for the three months ended June 30, 2023 include full quarter results for 153 self storage facilities. Our operating results for the three months ended June 30, 2022 include full quarter results for 140 self storage facilities and partial quarter results for 13 operating self storage facilities acquired during the quarter ended June 30, 2022. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Our operating results for the six months ended June 30, 2023 include a full six months of results for 153 self storage facilities. Our operating results for the six months ended June 30, 2022 include a full six months of results for 139 self storage facilities and partial period results for 14 operating self storage facilities acquired during the six months ended June 30, 2022. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

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

Comparison of the three months ended June 30, 2023 and 2022

Total Self Storage Revenues

Total self storage related revenues for the three months ended June 30, 2023 and 2022 were approximately $53.9 million and $48.6 million, respectively. The increase in total self storage revenues of approximately $5.3 million, or approximately 11%, is primarily attributable to an increase in same-store revenues of approximately $2.3 million, an increase in revenue from the ten operating self storage facilities acquired on June 1, 2022 in connection with the SSGT II Merger (approximately $2.7 million), and approximately $0.3 million from other non same-store self storage properties.

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

Managed REIT Platform Revenues

Managed REIT Platform revenues for the three months ended June 30, 2023 and 2022 were approximately $4.3 million and $2.0 million, respectively. The increase in Managed REIT Platform revenues of approximately $2.3 million is primarily attributable to acquisition fee revenue growth of approximately $1.7 million. Additionally, property management and asset management fee revenues increased by approximately $0.5 million. Such revenues were partially offset by reduced SSGT II property management and asset management fees due to the SSGT II Merger. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2023 and 2022 were approximately $1.4 million and $1.2 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2023 and 2022 were approximately $16.5 million (or 31% of self storage revenue) and $13.6 million (or 28% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.9 million is largely attributable to the ten operating self storage facilities acquired in connection with the SSGT II Merger (approximately $0.9 million), and to a lesser extent, our non same-stores, as well as increased compensation related expenses, property insurance costs, property tax, and advertising costs at our same-store facilities. We expect property operating expenses to increase from any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended June 30, 2023 and 2022 were approximately $0.7 million and $0.6 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2023 and 2022 were approximately $1.4 million and $1.2 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 were approximately $7.2 million and $7.9 million, respectively. Such expenses consist primarily of compensation related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The decrease is primarily attributable to a reduction in offering costs of approximately $1.4 million which were expensed during the three months ended June 30, 2022, partially offset by increased marketing costs and compensation related expenses incurred during the three months ended June 30, 2023. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2023 and 2022 were approximately $15.2 million and $16.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to the intangible amortization expense of our in place lease intangible assets acquired in the SST IV Merger becoming fully amortized during the three months ended September 30, 2022, partially offset by additional depreciation and amortization related to the properties acquired in the SSGT II Merger.

Acquisition Expenses

Acquisition expenses for the three months ended June 30, 2023 and 2022 were approximately $11,000 and $285,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

There were no contingent earnout adjustments during the three months ended June 30, 2023. The contingent earnout adjustment for the three months ended June 30, 2022 reflects an increase in the contingent earnout liability of approximately $0.8 million. The contingent earnout adjustment reflected the change in the liability based on updated valuations and changes in the discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended). The third and final tranche of the contingent earnout was earned during the year ended December 31, 2022, and no future contingent earnout adjustments will be recorded.

Write-off of Equity Interest and Preexisting Relationships Upon Acquisition of Control

Write-off of equity interest and preexisting relationships upon acquisition of control for the three months ended June 30, 2023 and 2022 was none and approximately $2.0 million, respectively. Such expense represents the Company’s write-off of the intangible assets related to the SSGT II advisory agreement and property management contracts due to the termination of such contracts as a result of the SSGT II Merger.

Gain On Equity Interests Upon Acquisition

Gain on equity interests upon acquisition for the three months ended June 30, 2023 and 2022 was none and approximately $16.1 million, respectively. The gain was related to recording the fair value of our preexisting special limited partnership interest in SSGT II in connection with the SSGT II Merger.

Equity in earnings (losses) from investments in the JV Properties

Losses from our equity method investments in the JV Properties for the three months ended June 30, 2023 and 2022 were approximately $0.5 million and $0.2 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in the Managed REITs

Losses from our equity method investments in Managed REITs for the three months ended June 30, 2023 and 2022 were approximately $0.2 million and $0.2 million, respectively. Losses from our equity method investments in Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other for the three months ended June 30, 2023 and 2022 was approximately $1.2 million of income and $0.3 million of expense, respectively. Other consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The change of approximately $1.5 million is largely due to increased interest income from our loans to SSGT III and SST VI, as such investments increased year over year, partially offset by foreign currency related adjustments.

Interest Expense

Interest expense for the three months ended June 30, 2023 and 2022 was approximately $14.9 million and $8.9 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately $6.1 million is primarily attributable to an increase in rates on our variable rate debt as well as an increase in our average outstanding principal balance, primarily as a result of the SSGT II Merger, as well as additional investments in our Managed REITs, which were funded by draws on the Credit Facility Revolver. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Net loss on extinguishment of debt

Net loss on extinguishment of debt for the three months ended June 30, 2023 and 2022 was none and approximately $2.4 million, respectively. The decrease in net loss on debt extinguishment is primarily attributable to debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022, as well as the write-off of related unamortized debt issuance costs.

Income Tax (Expense) Benefit

Income tax for the three months ended June 30, 2023 and 2022 was approximately $0.1 million and $0.8 million of benefit, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax. The decrease is largely attributable to deferred tax liability adjustments during the three months ended June 30, 2022 of approximately $1.0 million, primarily attributable to the write-off of the asset management and property management intangible assets related to the SSGT II Merger. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - three months ended June 30, 2023 and 2022

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2022, excluding two other properties) for the three months ended June 30, 2023 and 2022. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Revenue (1)	$46,333,296	$44,016,503	5.3%	$5,614,295	$2,716,985	N/M	$51,947,591	$46,733,488	11.2%
Property operating expenses (2)	14,286,334	12,566,983	13.7%	2,196,509	1,070,248	N/M	16,482,843	13,637,231	20.9%
Net operating income	$32,046,962	$31,449,520	1.9%	$3,417,786	$1,646,737	N/M	$35,464,748	$33,096,257	7.2%
Number of facilities	137	137		16	16		153	153
Rentable square feet (3)	10,366,585	10,366,585		1,428,145	1,428,145		11,794,730	11,794,730
Average physical occupancy (4)	93.7%	95.5%	-1.8%	N/M	N/M	N/M	93.3%	94.5%	-1.2%
Annualized rent per occupied square foot (5)	$19.99	$18.50	8.1%	N/M	N/M	N/M	$19.73	$18.38	7.3%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.

(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet and 943,000 square feet as of June 30, 2023 and 2022, respectively. On a same-store basis, for the same periods, parking represented approximately 940,000 square feet.
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

Our same-store revenue increased by approximately $2.3 million, or approximately 5.3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to higher annualized rent per occupied square foot, partially offset by an approximately 1.8% decrease in average occupancy. The increase in property operating expenses is primarily attributable to compensation related expenses, property insurance, property tax, and to a lesser extent, advertising.

The following table presents a reconciliation of net income as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Three Months Ended June 30,
	2023	2022
Net income	$4,279,354	$14,013,122
Adjusted to exclude:
Tenant Protection Program revenue(1)	(1,910,375)	(1,836,707)
Managed REIT Platform revenue	(4,320,705)	(2,013,134)
Managed REIT Platform expenses	681,131	617,846
General and administrative	7,181,892	7,946,583
Depreciation	13,375,922	11,826,106
Intangible amortization expense	1,835,691	4,471,973
Acquisition expenses	11,106	285,097
Contingent earnout adjustment	—	800,000
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682
Gain on equity interests upon acquisition	—	(16,101,237)
Earnings from our equity method investments in the JV Properties	535,767	191,109
Earnings from our equity method investments in Managed REITs	216,725	167,977
Other, net	(1,192,515)	264,812
Interest expense	14,904,549	8,852,586
Net loss on extinguishment of debt	—	2,393,475
Income Tax	(133,794)	(833,033)
Total net operating income	$35,464,748	$33,096,257

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $1.7 million and $1.7 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended June 30, 2023 and 2022, respectively, with the remaining approximately $0.2 million and $0.1 million earned at non same-store facilities during the three months ended June 30, 2023 and 2022, respectively.

Comparison of the six months ended June 30, 2023 and 2022

Total Self Storage Revenues

Total self storage related revenues for the six months ended June 30, 2023 and 2022 were approximately $107.3 million and $93.6 million, respectively. The increase in total self storage revenues of approximately $13.7 million, or approximately 15%, is primarily attributable to an increase in same-store revenues of approximately $6.1 million, an increase in revenue from the ten operating self storage facilities acquired on June 1, 2022 in connection with the SSGT II Merger (approximately $6.6 million), and approximately $1.0 million from other non same-store self storage properties.

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

Managed REIT Platform Revenues

Managed REIT Platform revenues for the six months ended June 30, 2023 and 2022 were approximately $6.6 million and $3.8 million, respectively. The increase in Managed REIT Platform revenues of approximately $2.8 million is primarily attributable to acquisition fee revenue growth of approximately $2.0 million. Additionally, property management and asset management fee revenues increased by approximately $0.8 million. Such revenues were partially offset by reduced SSGT II property management and asset management fees due to the SSGT II Merger. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2023 and 2022 were approximately $2.8 million and $2.3 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2023 and 2022 were approximately $33.0 million (or 31% of self storage revenue) and $26.7 million (or 29% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $6.3 million is largely attributable to the ten operating self storage facilities acquired in connection with the SSGT II Merger (approximately $2.2 million), and to a lesser extent, our non same-stores, as well as increased compensation related expenses, property insurance costs, property tax, and advertising costs at our same-store facilities. We expect property operating expenses to increase from any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the six months ended June 30, 2023 and 2022 were approximately $1.2 million and $1.0 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2023 and 2022 were approximately $2.8 million and $2.3 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022 were approximately $13.7 million and $13.8 million, respectively. Such expenses consist primarily of compensation related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The decrease is primarily attributable to a reduction in offering costs of approximately $1.4 million which were expensed during the six months ended June 30, 2022, partially offset by increased marketing costs and compensation related expenses incurred during the six months ended June 30, 2023. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2023 and 2022 were approximately $30.4 million and $31.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to intangible amortization expense of our in place lease intangible assets acquired in the SST IV Merger becoming fully amortized during the three months ended September 30, 2022, partially offset by additional depreciation and amortization related to the properties acquired in the SSGT II Merger.

Acquisition Expenses

Acquisition expenses for the six months ended June 30, 2023 and 2022 were approximately $42,000 and $700,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

There were no contingent earnout adjustments during the six months ended June 30, 2023. The contingent earnout adjustment for the six months ended June 30, 2022 reflects an increase in the contingent earnout liability of approximately $1.3 million. The contingent earnout adjustment reflected the change in the liability based on updated valuations and changes in the discounted probability weighted forecast of our projected assets under management (as defined in the Operating Partnership Agreement, as amended). The third and final tranche of the contingent earnout was earned during the year ended December 31, 2022, and no future contingent earnout adjustments will be recorded.

Write-off of Equity Interest and Preexisting Relationships Upon Acquisition of Control

Write-off of equity interest and preexisting relationships upon acquisition of control for the six months ended June 30, 2023 and 2022 was none and approximately $2.0 million, respectively. Such expense represents the Company’s write-off of the intangible assets related to the SSGT II advisory agreement and property management contracts due to the termination of such contracts as a result of the SSGT II Merger.

Gain On Equity Interests Upon Acquisition

Gain on equity interests upon acquisition for the six months ended June 30, 2023 and 2022 was none and approximately $16.1 million, respectively. The gain was related to recording the fair value of our preexisting special limited partnership interest in SSGT II in connection with the SSGT II Merger.

Equity in earnings (losses) from investments in the JV Properties

Losses from our equity method investments in the JV Properties for the six months ended June 30, 2023 and 2022 were approximately $0.9 million and $0.4 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in the Managed REITs

Losses from our equity method investments in Managed REITs for the six months ended June 30, 2023 and 2022 were approximately $0.4 million and $0.3 million, respectively. Losses from our equity method investments in Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the six months ended June 30, 2023 and 2022 were none and approximately $2.4 million, respectively. The net loss on debt extinguishment for the six months ended June 30, 2022 is attributable to the write-off of unamortized debt issuance costs and debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022.

Other, Net

Other for the six months ended June 30, 2023 and 2022 was approximately $1.9 million of income and $0.3 million of expense, respectively. Other consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The change of approximately $2.2 million is largely due to increased interest income from our loans to SSGT III and SST VI, as such investments increased year over year.

Interest Expense

Interest expense for the six months ended June 30, 2023 and 2022 was approximately $29.6 million and $16.4 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately

$13.2 million is primarily attributable to an increase in rates on our variable rate debt as well as an increase in our average outstanding principal balance, primarily as a result of the SSGT II Merger, as well as additional investments in our Managed REITs, which were funded by draws on the Credit Facility Revolver. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Net loss on extinguishment of debt

Net loss on extinguishment of debt for the six months ended June 30, 2023 and 2022 was none and approximately $2.4 million, respectively. The decrease in net loss on debt extinguishment is primarily attributable to debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022, as well as the write-off of related unamortized debt issuance costs.

Income Tax (Expense) Benefit

Income tax for the six months ended June 30, 2023 and 2022 was approximately $0.1 million of expense and $0.5 million of benefit, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax. The decrease is largely attributable to deferred tax liability adjustments during the six months ended June 30, 2022 of approximately $0.5 million, primarily attributable to the write-off of the asset management and property management intangible assets related to the SSGT II Merger. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - six months ended June 30, 2023 and 2022

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2022, excluding two other properties) for the six months ended June 30, 2023 and 2022. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Revenue (1)	$92,240,190	$86,189,044	7.0%	$11,245,416	$3,821,138	N/M	$103,485,606	$90,010,182	15.0%
Property operating expenses (2)	28,537,080	25,139,387	13.5%	4,479,215	1,603,169	N/M	33,016,295	26,742,556	23.5%
Net operating income	$63,703,110	$61,049,657	4.3%	$6,766,201	$2,217,969	N/M	$70,469,311	$63,267,626	11.4%
Number of facilities	137	137		16	16		153	153
Rentable square feet (3)	10,366,585	10,366,585		1,428,145	1,428,145		11,794,730	11,794,730
Average physical occupancy (4)	93.4%	95.2%	-1.8%	N/M	N/M	N/M	92.9%	94.3%	-1.4%
Annualized rent per occupied square foot (5)	$19.91	$18.13	9.8%	N/M	N/M	N/M	$19.69	$18.06	9.0%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet and 943,000 square feet as of June 30, 2023 and 2022, respectively. On a same-store basis, for the same periods, parking represented approximately 940,000 square feet.
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

Our same-store revenue increased by approximately $6.1 million, or approximately 7.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to higher annualized rent per occupied square foot, partially offset by an approximately 1.8% decrease in average occupancy. The increase in property operating expenses is primarily attributable to compensation related expenses, property insurance, property tax, and to a lesser extent, advertising.

The following table presents a reconciliation of net income as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
Net income (loss)	$6,311,954	$17,282,581
Adjusted to exclude:
Tenant Protection Program revenue(1)	(3,839,880)	(3,591,205)
Managed REIT Platform revenue	(6,597,240)	(3,822,230)
Managed REIT Platform expenses	1,231,067	1,007,111
General and administrative	13,718,518	13,784,230
Depreciation	26,648,193	22,934,092
Intangible amortization expense	3,755,396	8,372,857
Acquisition expenses	42,296	702,871
Contingent earnout adjustment	—	1,313,821
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682
Gain on equity interest upon acquisition	—	(16,101,237)
Equity in earnings (losses) from investments in JV Properties	940,878	424,403
Equity in earnings (losses) from investments in Managed REITs	449,750	307,384
Other, net	(1,943,493)	293,327
Interest expense	29,608,446	16,428,370
Net loss on extinguishment of debt	—	2,393,475
Income tax expense	143,426	(511,906)
Total net operating income	$70,469,311	$63,267,626

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $3.4 million and $3.4 million of Tenant Protection Program revenue was earned at same-store facilities during the six months ended June 30, 2023 and 2022, respectively, with the remaining approximately $0.5 million and $0.2 million earned at non same-store facilities during the six months ended June 30, 2023 and 2022, respectively.

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

The following is a reconciliation of net loss (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net income (loss) (attributable to common stockholders)	$393,398	$9,138,542	$(996,559)	$8,921,987
Add:
Depreciation of real estate	13,110,809	11,619,040	26,167,303	22,481,157
Amortization of real estate related intangible assets	1,762,535	4,286,753	3,609,244	7,946,836
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	597,102	358,716	1,099,259	658,729
Deduct:
Gain on equity interests upon acquisition (1)	—	(16,101,237)	—	(16,101,237)
Adjustment for noncontrolling interests (2)	(1,811,156)	58,107	(3,599,215)	(1,540,958)
FFO (attributable to common stockholders)	$14,052,688	$9,359,921	$26,280,032	$22,366,514
Other Adjustments:
Intangible amortization expense - contracts (3)	73,156	185,220	146,152	426,021
Acquisition expenses (4)	11,106	285,097	42,296	702,871
Acquisition expenses and foreign currency losses, net from unconsolidated entities	67,673	31,460	120,174	51,956
Contingent earnout adjustment (5)	—	800,000	—	1,313,821
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Accretion of fair market value of secured debt	3,229	(7,556)	6,459	(42,198)
Net loss on extinguishment of debt (6)	—	2,393,475	—	2,393,475
Foreign currency and interest rate derivative (gains) losses, net (7)	(707,106)	251,804	(322,359)	76,272
Adjustment of deferred tax liabilities (3)	(305,425)	(1,040,711)	(185,138)	(799,123)
Offering related expenses (8)	—	1,387,760	—	1,387,760
Adjustment for noncontrolling interests in our Operating Partnership (2)	100,330	(744,709)	23,187	(876,681)
FFO, as adjusted (attributable to common stockholders)	$13,295,651	$14,951,443	$26,110,803	$29,050,370
FFO (attributable to common stockholders)	$14,052,688	$9,359,921	$26,280,032	$22,366,514
Net income attributable to the noncontrolling interests in our Operating Partnership	504,216	1,758,141	737,159	2,161,963
Adjustment for noncontrolling interests in our Operating Partnership(2)	1,811,156	(58,107)	3,599,215	1,540,958
FFO (attributable to common stockholders and OP unit holders)	$16,368,060	$11,059,955	$30,616,406	$26,069,435
FFO, as adjusted (attributable to common stockholders)	$13,295,651	$14,951,443	$26,110,803	$29,050,370
Net income attributable to the noncontrolling interests in our Operating Partnership	504,216	1,758,141	737,159	2,161,963
Adjustment for noncontrolling interests in our Operating Partnership(2)	1,710,826	686,602	3,576,028	2,417,639
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$15,510,693	$17,396,186	$30,423,990	$33,629,972

(1) This gain relates to the mark up in fair value of our preexisting equity interests in SSGT II as a result of our acquisition of control in the SSGT II Merger.

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

FFO, as adjusted declined compared to the same period in the prior year primarily as a result of increased interest expense, and to a lesser extent, increased property operating expenses. The reduction was partially offset by increased property net operating income, and to a lesser extent, increased interest income from loans to our Managed REITs.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
Net cash flow provided by (used in):
Operating activities	$45,313,128	$41,260,764	$4,052,364
Investing activities	18,190,654	(146,001,246)	164,191,900
Financing activities	(67,137,484)	113,723,939	(180,861,423)

Cash flows provided by operating activities for the six months ended June 30, 2023 and 2022 were approximately $45.3 million and $41.3 million, respectively, an increase of approximately $4.1 million. The increase in cash provided by our operating activities is primarily the result of an improvement of approximately $3.5 million resulting from favorable changes in working capital accounts.

Cash flows provided by investing activities for the six months ended June 30, 2023 were approximately $18.2 million, and cash flows used by investing activities for the six months ended June 30, 2022 were approximately $146.0 million, a change of approximately $164.2 million. The reduction in cash used in investing activities primarily relates to net cash inflows of $29.5 million related to our investments in the Managed REITs during the six months ended June 30, 2023, compared to approximately $138.1 million of cash outflows during the six months ended June 30, 2022 used in the purchase of real estate and in the SSGT II Merger.

Cash flows used in financing activities for the six months ended June 30, 2023 were approximately $67.1 million, and cash flows provided by financing activities for the six months ended June 30, 2022 were approximately $113.7 million, a change of approximately $180.9 million. The change in financing activities is primarily attributable to debt borrowings, net of paydowns which used approximately $28.3 million during the six months ended June 30, 2023 compared to approximately $150.5 million provided during the six months ended June 30, 2022.

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

In April 2022, we received our initial investment grade credit rating of BBB- from Kroll Bond Rating Agency, Inc. In accordance with the Note Purchase Agreement, we intend to maintain a credit rating on an annual basis. This rating was reaffirmed by Kroll in April 2023.

Volatility in the debt and equity markets and continued and/or further impact of rising interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term. Additionally, our Credit Facility contains a borrowing base requirement, which is impacted by treasury rates. Increases to treasury rates could negatively impact our borrowing base calculation and otherwise limit our ability to borrow pursuant to the Credit Facility.

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

Common Stock Distributions

On June 26, 2023, our board of directors declared a distribution rate for the month of July 2023 of approximately $0.05096 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on July 31, 2023. Such distributions payable to each stockholder of record will be paid the following month.

On July 24, 2023, our board of directors declared a distribution rate for the month of August 2023 of approximately $0.05096 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on August 31, 2023. Such distributions payable to each stockholder of record will be paid the following month.

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

Distributions are paid to our common stockholders based on the record date selected by our board of directors. Such distributions are based on daily declaration. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The funds that are available for distribution may be affected by a number of factors, including the following:

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
Distributions paid in cash — common stockholders	$23,456,251		$20,200,992
Distributions paid in cash — Operating Partnership unitholders	4,144,134		3,360,975
Distributions paid in cash — preferred stockholders	6,232,877		6,232,877
Distributions reinvested	5,974,348		5,243,398
Total distributions	$39,807,610		$35,038,242
Source of distributions
Cash flows provided by operations	$39,807,610	100%	$35,038,242	100%
Total sources	$39,807,610	100%	$35,038,242	100%

From our inception through June 30, 2023, we paid cumulative distributions of approximately $360.4 million, of which approximately $289.6 million were paid to common stockholders, as compared to cumulative FFO of approximately $94.8 million.

For the six months ended June 30, 2023, we paid distributions of approximately $39.8 million, of which approximately $23.5 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $26.3 million.

For the six months ended June 30, 2022, we paid distributions of approximately $35.0 million, of which approximately $20.2 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $22.4 million.

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

Indebtedness

As of June 30, 2023, our net debt was approximately $1,041 million, which included approximately $441 million in fixed rate debt and approximately $603 million in variable rate debt, less approximately $0.1 million in debt discount and approximately $4.0 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

Additionally, we are party to a master mortgage commitment agreement (the "SmartCentres Financing") with SmartCentres Storage Finance LP (the "SmartCentres Lender"). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres"), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. As of June 30, 2023, approximately $121.3 million CAD or approximately $91.6 million in USD, was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the SmartCentres joint venture properties. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information regarding the SmartCentres Financing.

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

The following table presents the future principal payment requirements on outstanding debt as of June 30, 2023:

2023	$1,324,996
2024	355,936,183
2025	2,869,187
2026	341,916,098
2027	48,105,557
2028 and thereafter	294,500,000
Total payments	$1,044,652,021

As of June 30, 2023, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.4 million and $2.5 million during the years ending December 31, 2023 and 2024, respectively.

As of June 30, 2023, pursuant to the SSGT III Mezzanine Loan we were potentially required to fund an additional $9.5 million in debt to SSGT III, at the option of the borrower. See Note 10 – Related Party Transactions, of the Notes to the Consolidated Financial Statements for more information about our obligations under these agreements.

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

As of June 30, 2023, our net debt was approximately $1,041 million, which included approximately $441 million in fixed rate debt and approximately $603 million in variable rate debt, less approximately $0.1 million in debt discount and approximately $4.0 million in net debt issuance costs. As of December 31, 2022, our net debt was approximately $1,068 million, which included approximately $443 million in fixed rate debt, approximately $630 million in variable rate debt and approximately $0.1 million in net debt premium less approximately $4.5 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $1.8 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt	$1,324,996	$2,734,895	$2,869,187	$91,916,098	$48,105,557	$294,500,000	$441,450,733
Average interest rate(1)	4.69%	4.69%	4.69%	4.77%	4.93%	5.07%
Variable rate debt	$—	$353,201,288	$—	$250,000,000	$—	$—	$603,201,288
Average interest rate(1)	7.02%	7.00%	6.99%	6.99%	N/A	N/A

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2023, excluding the impact of interest rate derivatives. See Note 5 – Debt for additional information.) Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2023.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended June 30, 2023, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 30, 2023	309,997	$15.21	309,997	4,286,962	(1)
May 31, 2023	—	$—	—	4,286,962	(1)
June 30, 2023	—	$—	—	4,286,962	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and six months ended June 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: August 10, 2023	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)