Form 10-Q
period 2023-09-30
SmartStop Self Storage REIT, Inc.
filed 2023-11-14
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, there were 88,533,905 outstanding shares of Class A common stock and 8,087,959 outstanding shares of Class T common stock of the registrant.

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
•
Increases in property taxes and property insurance premiums;
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (the “SEC”) and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate facilities:
Land	$429,877,760	$420,522,591
Buildings	1,397,377,122	1,377,311,421
Site improvements	91,426,610	89,371,633
	1,918,681,492	1,887,205,645
Accumulated depreciation	(241,916,459)	(202,682,688)
	1,676,765,033	1,684,522,957
Construction in process	6,085,298	4,490,926
Real estate facilities, net	1,682,850,331	1,689,013,883
Cash and cash equivalents	34,239,378	39,486,588
Restricted cash	9,572,290	6,551,803
Investments in unconsolidated real estate ventures (Note 4)	34,669,282	28,522,082
Investments in and advances to Managed REITs	34,331,729	62,371,167
Other assets, net	23,146,451	34,131,543
Intangible assets, net of accumulated amortization	2,214,891	15,553,303
Trademarks, net of accumulated amortization	15,805,882	15,911,765
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	776,911	2,031,922
Total assets	$1,891,250,476	$1,947,217,387
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,055,195,878	$1,068,371,956
Accounts payable and accrued liabilities	40,711,052	28,151,741
Due to affiliates	424,980	409,730
Distributions payable	8,927,504	9,324,453
Deferred tax liabilities	6,067,296	6,205,620
Total liabilities	1,111,326,710	1,112,463,500
Commitments and contingencies (Note 12)
Redeemable common stock	69,461,463	76,578,073
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, with aggregate liquidation preferences of $203,150,685 and $203,150,685 at September 30, 2023 and December 31, 2022, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,835,383 and 88,853,454 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	88,836	88,853
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,121,031 and 8,085,550 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	8,120	8,085
Additional paid-in capital	894,718,919	894,283,954
Distributions	(309,558,673)	(266,151,517)
Accumulated deficit	(166,156,957)	(164,524,595)
Accumulated other comprehensive income	2,446,687	3,654,682
Total SmartStop Self Storage REIT, Inc. equity	421,546,932	467,359,462
Noncontrolling interests in our Operating Partnership	92,524,234	94,405,766
Other noncontrolling interests	35,030	54,479
Total noncontrolling interests	92,559,264	94,460,245
Total equity	514,106,196	561,819,707
Total liabilities, temporary equity and equity	$1,891,250,476	$1,947,217,387

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Self storage rental revenue	$52,502,410	$51,022,976	$155,457,123	$140,551,208
Ancillary operating revenue	2,255,170	2,209,695	6,625,943	6,282,850
Managed REIT Platform revenue	2,517,853	2,055,224	9,115,093	5,877,454
Reimbursable costs from Managed REITs	1,429,527	1,165,994	4,232,436	3,514,486
Total revenues	58,704,960	56,453,889	175,430,595	156,225,998
Operating expenses:
Property operating expenses	16,316,563	15,984,019	49,332,858	42,726,575
Managed REIT Platform expenses	1,307,006	725,599	2,538,073	1,732,710
Reimbursable costs from Managed REITs	1,429,527	1,165,994	4,232,436	3,514,486
General and administrative	6,277,252	7,330,245	19,995,770	21,114,475
Depreciation	13,427,138	13,220,916	40,075,331	36,155,008
Intangible amortization expense	1,731,791	4,849,934	5,487,187	13,222,791
Acquisition expenses	75,933	77,813	118,229	780,684
Contingent earnout adjustment	—	200,626	—	1,514,447
Write-off of equity interest and preexisting relationships upon acquisition of control	—	—	—	2,049,682
Total operating expenses	40,565,210	43,555,146	121,779,884	122,810,858
Gain on equity interests upon acquisition	—	—	—	16,101,237
Income from operations	18,139,750	12,898,743	53,650,711	49,516,377
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(274,236)	(187,123)	(1,215,114)	(611,526)
Equity in earnings (losses) from investments in Managed REITs	(444,043)	(340,164)	(893,793)	(647,548)
Other, net	432,645	1,729,957	2,376,138	1,444,061
Interest expense	(15,925,440)	(11,752,656)	(45,533,886)	(28,181,026)
Net loss on extinguishment of debt	—	—	—	(2,393,475)
Income tax benefit (expense)	1,050,050	(102,233)	906,624	402,242
Net income	2,978,726	2,246,524	9,290,680	19,529,105
Net (income) attributable to noncontrolling interests	(463,844)	(366,047)	(1,573,727)	(2,528,010)
Less: Distributions to preferred stockholders	(3,150,685)	(3,150,684)	(9,349,315)	(9,349,315)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(635,803)	$(1,270,207)	$(1,632,362)	$7,651,780
Net income (loss) per Class A & Class T share – basic	$(0.01)	$(0.01)	$(0.02)	$0.08
Net income (loss) per Class A & Class T share – diluted	$(0.01)	$(0.01)	$(0.02)	$0.08
Weighted average Class A shares outstanding – basic	88,725,350	88,701,119	88,725,831	82,224,600
Weighted average Class A shares outstanding – diluted	88,725,350	88,701,119	88,725,831	82,344,928
Weighted average Class T shares outstanding – basic	8,112,234	8,085,550	8,098,669	8,080,737
Weighted average Class T shares outstanding – diluted	8,112,234	8,085,550	8,098,669	8,080,737

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$2,978,726	$2,246,524	$9,290,680	$19,529,105
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,410,295)	(3,806,975)	26,784	(4,661,552)
Foreign currency hedge contract gains	1,243,128	3,474,254	189,267	4,152,495
Interest rate swap and cap contract (losses) gains	(639,488)	2,850,379	(1,582,793)	4,762,710
Other comprehensive income (loss)	(806,655)	2,517,658	(1,366,742)	4,253,653
Comprehensive income	2,172,071	4,764,182	7,923,938	23,782,758
Comprehensive income attributable to noncontrolling interests:
Comprehensive income attributable to noncontrolling interests	(369,362)	(646,011)	(1,414,981)	(3,002,490)
Comprehensive income attributable to SmartStop Self Storage REIT, Inc. stockholders	$1,802,709	$4,118,171	$6,508,957	$20,780,268

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675
Offering costs	—	—	—	—	(53,949)	—	—	—	(53,949)	—	(53,949)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,098)	(8)	—	—	(74,487)	—	—	—	(74,495)	—	(74,495)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	15,513,821	15,513,821	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1,000	1,000	—	—
Changes to redeemable common stock	—	—	—	—	(5,243,398)	—	—	—	(5,243,398)	—	(5,243,398)	—	5,243,398
Redemptions of common stock	(106,502)	(107)	(4,696)	(5)	—	—	—	—	(112)	—	(112)	—	—
Issuance of restricted stock	45,170	45	—	—	—	—	—	—	45	—	45	—	—
Distributions	—	—	—	—	—	(12,427,305)	—	—	(12,427,305)	—	(12,427,305)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,679,314)	(1,679,314)	—	—
Issuance of shares for distribution reinvestment plan	313,658	314	34,048	34	5,243,050	—	—	—	5,243,398	—	5,243,398	—	—
Equity based compensation expense	—	—	—	—	403,252	—	—	—	403,252	768,685	1,171,937	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(216,555)	—	(216,555)	—	(216,555)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	355,978	355,978	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	47,844	47,844	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	836,775	836,775	101,187	937,962	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(744,417)	(744,417)	(90,019)	(834,436)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	451,872	451,872	54,643	506,515	—	—
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2022	77,301,971	$77,302	8,085,550	$8,085	$725,014,340	$(223,391,769)	$(171,063,030)	$264,255	$330,909,183	$79,717,142	$410,626,325	$196,356,107	$76,578,073
Offering costs	—	—	—	—	(391,200)	—	—	—	(391,200)	—	(391,200)	—	—
Issuance of common stock in connection with the SSGT II Merger	11,542,062	11,542	—	—	168,778,332	—	—	—	168,789,874	—	168,789,874	—	—
Issuance of OP Units in connection with SSGT II Merger	—	—	—	—	—	—	—	—	—	1,703	1,703	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(812)	(1)	—	—	(11,865)	—	—	—	(11,866)	—	(11,866)	—	—
Issuance of restricted stock	13,840	14	—	—	—	—	—	—	14	—	14	—	—
Distributions	—	—	—	—	—	(13,359,132)	—	—	(13,359,132)	—	(13,359,132)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,954,121)	(1,954,121)	—	—
Equity based compensation expense	—	—	—	—	324,301	—	—	—	324,301	621,016	945,317	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	9,138,542	—	9,138,542	—	9,138,542	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	1,758,141	1,758,141	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,587,642)	(1,587,642)	(204,897)	(1,792,539)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,339,769	1,339,769	172,908	1,512,677	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	1,245,122	1,245,122	160,694	1,405,816	—	—
Balance as of June 30, 2022	88,857,061	$88,857	8,085,550	$8,085	$893,713,908	$(236,750,901)	$(161,924,488)	$1,261,504	$496,396,965	$80,272,586	$576,669,551	$196,356,107	$76,578,073
See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2022	88,857,061	$88,857	8,085,550	$8,085	$893,713,908	$(236,750,901)	$(161,924,488)	$1,261,504	$496,396,965	$80,272,586	$576,669,551	$196,356,107	$76,578,073
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	16,000,625	16,000,625	—	—
Distributions	—	—	—	—	—	(14,738,194)	—	—	(14,738,194)	—	(14,738,194)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,989,782)	(1,989,782)	—	—
Equity based compensation expense	—	—	—	—	285,021	—	—	—	285,021	640,599	925,620	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(1,270,207)	—	(1,270,207)	—	(1,270,207)	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	366,047	366,047	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,383,637)	(3,383,637)	(423,338)	(3,806,975)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	3,087,915	3,087,915	386,339	3,474,254	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	2,533,416	2,533,416	316,963	2,850,379	—	—
Balance as of September 30, 2022	88,857,061	$88,857	8,085,550	$8,085	$893,998,929	$(251,489,095)	$(163,194,695)	$3,499,198	$482,911,279	$95,570,039	$578,481,318	$196,356,107	$76,578,073

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	88,853,454	$88,853	8,085,550	$8,085	$894,283,954	$(266,151,517)	$(164,524,595)	$3,654,682	$467,359,462	$94,460,245	$561,819,707	$196,356,107	$76,578,073
Tax withholding (net settlement) related to vesting of restricted stock	(14,786)	(15)	—	—	(211,951)	—	—	—	(211,966)	—	(211,966)	—	—
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4,715,055)
Issuance of restricted stock, net of forfeitures	43,876	44	—	—	—	—	—	—	44	—	44	—	—
Distributions	—	—	—	—	—	(14,260,984)	—	—	(14,260,984)	—	(14,260,984)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,028,207)	(2,028,207)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(129,486)	(129,486)	—	—
Equity based compensation expense	—	—	—	—	282,654	—	—	—	282,654	823,459	1,106,113	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(1,389,957)	—	(1,389,957)	—	(1,389,957)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	232,943	232,943	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	107,422	107,422	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	224,139	224,139	29,437	253,576	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(80,980)	(80,980)	(10,636)	(91,616)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,319,980)	(1,319,980)	(173,361)	(1,493,341)	—	—
Balance as of March 31, 2023	88,882,544	$88,882	8,085,550	$8,085	$894,354,657	$(280,412,501)	$(165,914,552)	$2,477,861	$450,602,432	$93,311,816	$543,914,248	$196,356,107	$71,863,018

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2023	88,882,544	$88,882	8,085,550	$8,085	$894,354,657	$(280,412,501)	$(165,914,552)	$2,477,861	$450,602,432	$93,311,816	$543,914,248	$196,356,107	$71,863,018
Offering costs	—	—	—	—	(11,354)	—	—	—	(11,354)	—	(11,354)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(2,636)	(2)	—	—	(34,694)	—	—	—	(34,696)	—	(34,696)	—	—
Changes to redeemable common stock	—	—	—	—	(5,974,348)	—	—	—	(5,974,348)	—	(5,974,348)	—	5,974,348
Redemptions of common stock	(299,129)	(299)	(10,868)	(11)	—	—	—	—	(310)	—	(310)	—	(7,237,836)
Issuance of restricted stock, net of forfeitures	2,114	2	—	—	—	—	—	—	2	—	2	—	—
Distributions	—	—	—	—	—	(14,503,753)	—	—	(14,503,753)	—	(14,503,753)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,106,368)	(2,106,368)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(97,632)	(97,632)	—	—
Issuance of shares for distribution reinvestment plan	353,648	354	38,871	39	5,973,955	—	—	—	5,974,348	—	5,974,348
Equity based compensation expense	—	—	—	—	274,647	—	—	—	274,647	1,238,588	1,513,235	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	393,398	—	393,398	—	393,398	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	504,216	504,216	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	265,302	265,302	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,044,950	1,044,950	138,553	1,183,503	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(849,595)	(849,595)	(112,650)	(962,245)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	485,643	485,643	64,393	550,036	—	—
Balance as of June 30, 2023	88,936,541	$88,937	8,113,553	$8,113	$894,582,863	$(294,916,254)	$(165,521,154)	$3,158,859	$437,401,364	$93,206,218	$530,607,582	$196,356,107	$70,599,530

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2023	88,936,541	$88,937	8,113,553	$8,113	$894,582,863	$(294,916,254)	$(165,521,154)	$3,158,859	$437,401,364	$93,206,218	$530,607,582	$196,356,107	$70,599,530
Offering costs	—	—	—	—	432	—	—	—	432	—	432	—	—
Changes to redeemable common stock	—	—	—	—	(5,901,131)	—	—	—	(5,901,131)	—	(5,901,131)	—	5,901,131
Redemptions of common stock	(446,718)	(447)	(31,755)	(32)	—	—	—	—	(479)	—	(479)	—	(7,039,198)
Forfeitures of restricted stock	(3,424)	(3)	—	—	—	—	—	—	(3)	—	(3)	—	—
Distributions	—	—	—	—	—	(14,642,419)	—	—	(14,642,419)	—	(14,642,419)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,081,391)	(2,081,391)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(258,138)	(258,138)	—	—
Issuance of shares for distribution reinvestment plan	348,984	349	39,233	39	5,900,743	—	—	—	5,901,131	—	5,901,131	—	—
Equity based compensation expense	—	—	—	—	136,012	—	—	—	136,012	1,323,213	1,459,225	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(635,803)	—	(635,803)	—	(635,803)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	359,862	359,862	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	103,983	103,983	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,245,107)	(1,245,107)	(165,188)	(1,410,295)	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	1,097,520	1,097,520	145,608	1,243,128	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(564,585)	(564,585)	(74,903)	(639,488)	—	—
Balance as of September 30, 2023	88,835,383	$88,836	8,121,031	$8,120	$894,718,919	$(309,558,673)	$(166,156,957)	$2,446,687	$421,546,932	$92,559,264	$514,106,196	$196,356,107	$69,461,463
See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$9,290,680	$19,529,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,562,518	49,377,799
Change in deferred tax assets and liabilities	(1,527,275)	(883,646)
Accretion of fair market value adjustment of secured debt	9,690	(38,968)
Amortization of debt issuance costs	2,026,249	1,920,545
Equity based compensation expense	4,078,572	3,042,874
Non-cash adjustment from equity method investments in JV Properties	1,215,114	611,526
Non-cash adjustment from equity method investments in Managed REITs	1,315,043	647,548
Accretion of financing fee revenues	(575,976)	(518,593)
Unrealized foreign currency and derivative (gains) losses	(839,210)	(1,058,890)
Net loss on extinguishment of debt	—	2,393,475
Gain on equity interests upon acquisition	—	(16,101,237)
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682
Contingent earnout adjustment	—	1,514,447
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	7,176,586	(483,573)
Accounts payable and accrued liabilities	5,527,159	7,444,338
Managed REITs receivables	(4,561,168)	345,984
Due to affiliates	15,250	(18,351)
Net cash provided by operating activities	68,713,232	69,774,065
Cash flows from investing activities:
SSGT II Merger, net of cash acquired	—	(65,540,723)
Purchase of real estate	(15,616,741)	(72,512,886)
Additions to real estate	(10,134,464)	(7,603,913)
Insurance proceeds on insured property damage	1,686,383	—
Deposits on acquisition of real estate	(753,047)	(775,000)
Investments in unconsolidated JV Properties, net	(7,488,639)	(4,117,116)
Investments in Managed REITs	—	(5,003,000)
SST VI Mezzanine Loan funding	(15,000,000)	(18,200,000)
SST VI Mezzanine Loan repayment	50,000,000	—
SSGT III Mezzanine Loan funding	(8,000,000)	(42,000,000)
SSGT III Mezzanine Loan repayments	20,500,000	42,000,000
SST VI preferred equity investment	(15,000,000)	—
SST VI preferred equity investment redemption	15,000,000	—
SST VI promissory note funding	(15,000,000)	—
Capital distributions from Managed REITs	443,968	—
Settlement of foreign currency hedges designated for hedge accounting	2,850,916	—
Net proceeds from the sale of real estate	—	228,146
Net cash (used in)/provided by investing activities	3,488,376	(173,524,492)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	—	150,000,000
Repayment of non-revolver debt	(12,016,875)	(86,237,235)
Scheduled principal payments on non-revolver debt	(1,965,016)	(1,865,650)
Proceeds from issuance of revolver debt	105,000,000	280,000,000
Repayment of revolver debt	(105,000,000)	(175,000,000)
Debt issuance costs	—	(2,078,543)
Debt defeasance costs	—	(2,544,346)
Offering costs	(10,886)	(601,346)
Redemptions of common stock	(11,992,516)	(1,763,301)
Restricted stock withholding for payroll taxes	(246,662)	—
Distributions paid to common stockholders	(31,894,638)	(34,911,540)
Distributions paid to preferred stockholders	(9,349,315)	(9,349,315)
Distributions paid to noncontrolling interests	(6,735,992)	(5,264,528)
Gross proceeds from issuance of equity in other noncontrolling interests	—	1,000
Net cash provided by (used in) financing activities	(74,211,900)	110,385,196
Impact of foreign exchange rate changes on cash and restricted cash	(216,431)	(1,454,029)
Change in cash, cash equivalents, and restricted cash	(2,226,723)	5,180,740
Cash, cash equivalents, and restricted cash beginning of year	46,038,391	44,686,361
Cash, cash equivalents, and restricted cash at period end	$43,811,668	$49,867,101

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$38,847,871	$23,112,227

Supplemental disclosure of noncash activities:
Redemption of common stock included in accounts payable and accrued liabilities	$6,999,574	$—
Issuance of shares pursuant to distribution reinvestment plan	$11,875,479	$5,243,398
Distributions payable	$8,927,503	$9,088,802
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$1,082,916	$—
Non cash additions to real estate and construction in process	$416,136	$28,793
Conversion of A-2 Units into A-1 Units	$—	$31,514,447
Deposit applied to the purchase of real estate	$400,000	$190,000
Issuance of common stock and OP Units in connection with the mergers	$—	$168,791,577

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of September 30, 2023, we wholly-owned 154 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and the Greater Toronto Area of Ontario, Canada.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III” and together with SST VI , the “Managed REITs”). We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022, the dates on which we closed on the mergers of SST IV (the “SST IV Merger”) and SSGT II (the “SSGT II Merger”), respectively, as defined in Note 3 – Real Estate Facilities. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.”

We operate the properties owned by the Managed REITs, which together with one other self storage property we manage, consist of, as of September 30, 2023, 31 operating properties and approximately 25,000 units and 2.8 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of September 30, 2023, we owned approximately 88.3% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 11.7% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the “Former Dealer Manager”). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2023, we had sold approximately 7.9 million Class A Shares and approximately 1.1 million Class T Shares through our DRP Offering.

On December 6, 2022, our board of directors (the “Board”), upon recommendation of our Nominating and Corporate Governance Committee, approved an Estimated Per Share Net Asset Value (“NAV”) of our common stock of $15.21 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2022.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

On March 1, 2022, Pacific Oak Holding Group, LLC, the parent company of Pacific Oak Capital Markets, LLC, the dealer manager for the public offering of SST VI, became a 10% non-voting member of Strategic Storage Advisor VI, LLC, our advisor to SST VI (the “SST VI Advisor”). We continue to be the primary beneficiary of SST VI Advisor, and their operations therefore continue to be consolidated by us.

As of September 30, 2023 and December 31, 2022, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres and our equity investments in the Managed REITs, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III, and SSGT II (through June 1, 2022) which are consolidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

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

Investments in and Advances to Managed REITs

As of September 30, 2023 and December 31, 2022, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. Our share of earnings and losses from our equity method investments in the Managed REITs was previously included in Other, net within our consolidated statements of operations, but has been reclassified to Equity in earnings (losses) from investments in Managed REITs within our current consolidated statements of operations included herein.

We record the interest on our debt investments on the accrual basis and such income is included in Other, net, within Other income (expense) of our consolidated statements of operations. While we do make loans periodically, we do not consider that to be part of our ordinary operating activity, and therefore do not report income from loans as operating income.

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

September 30, 2023

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $10.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2023 and 2022, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2023 and 2022, our property acquisitions, including the SSGT II Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended September 30, 2023 and 2022, we expensed approximately $76,000 and $78,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the nine months ended September 30, 2023 and 2022, we expensed approximately $118,000 and $781,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2023 and 2022, no real property asset impairment losses were recognized.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 10 – Related Party Transactions), which occurred in 2019. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test as of December 31 for goodwill, and between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In our impairment test of goodwill, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

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

As of September 30, 2023 and December 31, 2022, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of September 30, 2023 and December 31, 2022, approximately $105,000 and $211,000, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the years ending December 31, 2023, 2024, and thereafter is approximately $35,000, $70,000, and none, respectively.

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

September 30, 2023

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2023 and December 31, 2022, approximately $0.9 million and $0.7 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $1.2 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, within property operating expenses, and approximately $0.5 million and $0.4 million for the three months ended September 30, 2023, and 2022, respectively, within general and administrative. The Company incurred advertising costs of approximately $3.6 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively, within property operating expenses, and approximately $1.6 million and $0.8 million for the nine months ended September 30, 2023, and 2022, respectively, within general and administrative.

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

September 30, 2023

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other intangible assets, including intangible assets related to management contracts with the Managed REITs. As of September 30, 2023, the gross amount of the intangible assets was approximately $80.5 million, and accumulated amortization was approximately $78.3 million. As of December 31, 2022, the gross amount of the intangible assets was approximately $88.5 million, and accumulated amortization was approximately $72.9 million. In connection with the SSGT II Merger, we wrote-off the carrying value of the intangible assets related to the SSGT II property management and advisory agreements. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2023, 2024, 2025, 2026, 2027, and thereafter is approximately $1.1 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $0.7 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $2.1 million was approximately 3.2 years as of September 30, 2023.

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

As of September 30, 2023 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $3.7 million. As of December 31, 2022, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.4 million.

As of September 30, 2023, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.1 million. As of December 31, 2022, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.5 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $3.8 million and $8.7 million for the three months ended September 30, 2023 and 2022, respectively, and represented a loss of approximately $0.7 million and $11.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Employee Benefit Plan

The Company terminated its relationship with a professional employer organization and began maintaining its own retirement savings plan during the year ended December 31, 2021 under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2023 and 2022, the Company made matching contributions to such plan of approximately $0.1 million and $0.1 million, and $0.4 million and $0.4 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The carrying amounts of cash and cash equivalents, restricted cash, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The table below summarizes the carrying amounts and fair values of financial instruments that are not carried at fair value as of September 30, 2023 and December 31, 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of September 30, 2023 and December 31, 2022, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$398,500,000	$440,716,667	$410,600,000	$442,672,020

During the nine months ended September 30, 2023 and 2022, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2023, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

derivatives is recognized directly in earnings. Amounts are reclassified out of other comprehensive (loss) income (“OCI”) into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

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

We filed an election to treat our primary taxable REIT subsidiary (“TRS”) as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services to the Managed REITs and otherwise generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax.

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. As of September 30, 2023 and December 31, 2022, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which we are subject.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of September 2023, approximately 22.8%, 20.0%, and 10.3% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 9 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classify our Series A Convertible Preferred Stock (as defined in Note 6 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480‑10‑S99. Our Series A Convertible Preferred Stock can be redeemed by us on or after the fifth anniversary of its issuance (October 29, 2024), or if certain events occur, such as the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we do not maintain our REIT status the holder can require redemption. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series A Convertible Preferred Stock as temporary equity.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$2,978,726	$2,246,524	$9,290,680	$19,529,105
Net income attributable to noncontrolling interests	(463,844)	(366,047)	(1,573,727)	(2,528,010)
Net income attributable to SmartStop Self Storage REIT, Inc.	2,514,882	1,880,477	7,716,953	17,001,095
Less: Distributions to preferred stockholders	(3,150,685)	(3,150,684)	(9,349,315)	(9,349,315)
Less: Distributions to participating securities	(92,813)	(72,260)	(276,041)	(213,535)
Net income (loss) attributable to common stockholders for basic computations:	(728,616)	(1,342,467)	(1,908,403)	7,438,245
Net income (loss) attributable to common stockholders for diluted computations:	$(728,616)	$(1,342,467)	$(1,908,403)	$7,438,245
Weighted average Class A and Class T shares outstanding:
Average number of Class A and Class T shares outstanding- basic	96,837,584	96,786,669	96,824,500	90,305,337
Unvested LTIP Units	—	—	—	—
Unvested restricted stock awards	—	—	—	120,328
Average number of Class A and Class T shares outstanding- diluted	96,837,584	96,786,669	96,824,500	90,425,665
Earnings per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$0.08
Diluted	$(0.01)	$(0.01)	$(0.02)	$0.08

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726	18,761,726	18,761,726
Class A and Class A-1 OP Units	12,864,174	12,131,585	12,831,077	11,354,513
Unvested LTIP Units	443,655	425,126	378,665	370,318
Unvested restricted stock awards	36,200	89,190	65,121	—
	32,105,755	31,407,627	32,036,589	30,486,557

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Recently Adopted Accounting Guidance

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848).” ASU 2022-06 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. We elected to apply expedients related to contract modifications, changes in critical terms, and our assessments of effectiveness for designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients on such qualifying changes maintains the consistency of our presentation of debt and derivative contracts.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2023:

Balance at December 31, 2022	$1,887,205,645
Impact of foreign exchange rate changes	(458,653)
Improvements and additions	8,237,964
Acquisitions	23,696,536
Balance at September 30, 2023	$1,918,681,492
Accumulated depreciation
Balance at December 31, 2022	$(202,682,688)
Depreciation expense	(39,331,373)
Impact of foreign exchange rate changes	97,602
Balance at September 30, 2023	$(241,916,459)

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the “SSGT II Merger”). On such date, (the “SSGT II Merger Date”), each share of SSGT II’s common stock, $0.001 par value per share (“SSGT II Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by us, any subsidiary of ours, or any subsidiary of SSGT II) was automatically converted into the right to receive 0.9118 shares of our Class A Shares, subject

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

to the treatment of fractional shares in accordance with the SSGT II merger agreement (the “SSGT II Merger Consideration”).

As a result, we acquired all of the real estate owned by SSGT II, consisting of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. As of the merger date, the unconsolidated real estate ventures (collectively, the “SSGT II JV Properties”) consisted of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”) owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property under development located in Southern California, which we acquired on July 13, 2023. On January 12, 2023, we acquired the aforementioned parcel of land in an unconsolidated joint venture that we and SmartCentres intend to develop into a self storage facility in the future. As of September 30, 2023, one of the development joint venture properties had been completed and had begun operations.

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

September 30, 2023

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

(1) Approximately $8.0 million of the intangible assets acquired related to the intrinsic value of a purchase and sale agreement for the acquisition of a property in San Gabriel, CA that we assumed in the SSGT II Merger and acquired on July 13, 2023. The remainder of the intangible asset relates to value ascribed to the in-place leases on the properties acquired.

(2) Liabilities assumed represents accounts payable and other liabilities.

As a result of our acquiring SSGT II and terminating the preexisting advisory and property management agreements with SSGT II, we expensed approximately $2.0 million related to such assets on the acquisition date.

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). On such date, (the “SST IV Merger Date”), we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in nine states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (collectively the “SST IV JV Properties”). The SST IV JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities as of the merger date, jointly owned with subsidiaries of SmartCentres. The three development joint venture properties have subsequently been completed and have begun operations.

As a result of the SST IV Merger, approximately 23.1 million Class A Shares were issued in exchange for approximately 10.6 million shares of SST IV common stock.

Self Storage Facility Acquisitions

In connection with the SSGT II Merger, we recorded an intangible asset of approximately $8.0 million related to the intrinsic value of a purchase and sale agreement for the San Gabriel Property which was being developed by the seller into a self storage facility. On July 5, 2023, we entered into an approximately $10.4 million first mortgage bridge loan to the seller, and on July 13, 2023, we closed on the San Gabriel Property and the seller repaid the bridge loan in full. We recorded approximately $23.7 million to Real estate facilities related to the San Gabriel Property, which consisted of the contractual

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

purchase price of approximately $15.5 million, as well as approximately $8.0 million which was previously recorded as an intangible asset.

The following table summarizes the purchase price allocation for the real estate related assets acquired during the nine months ended September 30, 2023:

Acquisition	Acquisition Date	Real Estate Assets	Intangibles	Total(2)	2023 Revenue(3)	2023 Net Operating Income(3)(4)
San Gabriel Property (1)	7/13/2023	$23,696,536	$-	$23,696,536	$-	$-
		$23,696,536	$-	$23,696,536	$-	$-

(1) This property commenced formal operations in October of 2023.

(2) The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.

(3) The operating results of the self storage property acquired have been included in our consolidated statements of operations since its acquisition date.

(4) Net operating income excludes corporate general and administrative expenses, interest expenses, depreciation, amortization and acquisition related expenses.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating properties as of September 30, 2023. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, two of which were operating properties and one of which was under development as of September 30, 2023.

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

On January 12, 2023, we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a parcel of land in Whitby, Ontario, (the “North Whitby Property”), that we and SmartCentres are developing into a self storage facility in the future. Our 50% of the initial investment at closing for the North Whitby Property was approximately $2.7 million CAD (or approximately $2.0 million USD), plus closing costs.

These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In accordance with such agreements, we intend to fund development costs of approximately one million dollars during the remainder of 2023, and an additional three million dollars, as early as 2024 and 2025.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments, and is recorded in the accompanying consolidated statements of operations. For the three months ended September 30, 2023 and 2022, we recorded net aggregate loss of approximately $0.3 million and $0.2 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada. For the nine months ended September 30, 2023 and 2022, we recorded net aggregate loss of approximately $1.2 million and $0.6 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the “JV Properties”):

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of September 30, 2023	Carrying Value of Investment as of December 31, 2022
Dupont (1)	October 2019	$4,021,152	$4,245,434
East York (2)	June 2020	6,120,190	6,039,951
Brampton (2)	November 2020	2,175,893	2,166,186
Vaughan (2)	January 2021	2,539,469	2,625,089
Oshawa (2)	August 2021	1,423,024	1,506,798
Scarborough (2)	November 2021	2,294,815	2,364,175
Aurora (1)	December 2022	2,546,385	2,546,407
Kingspoint (2)	March 2023	3,888,588	3,342,969
Markham (1)	Under Development	1,741,604	1,038,541
Regent (3)	Under Development	2,663,964	2,646,532
North Whitby(4)	Under Development	5,254,198	-
		$34,669,282	$28,522,082

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

On June 1, 2022, in connection with the SSGT II Merger, we assumed another loan with the SmartCentres Lender. SSGT II had previously entered into a master mortgage commitment agreement on April 30, 2021, which was subsequently modified on October 22, 2021 (the “MMCA II”), with the SmartCentres Lender in the amount of up to approximately $34.3 million CAD (the “SmartCentres Loan II”) (collectively with SmartCentres Loan I, the “SmartCentres Financings”). The borrowers under the SmartCentres Loan II are the joint venture entities in which we (SSGT II prior to June 1, 2022), and SmartCentres each hold a 50% limited partnership interest with respect to the Dupont and Aurora joint venture properties. In connection with the SmartCentres Loan II assumption, we became a recourse guarantor for 50% of the SmartCentres Financings. On September 13, 2022, the Markham Property was added to the MMCA II, increasing the available capacity.

The SmartCentres Loan I and SmartCentres Loan II have an accordion feature such that borrowings pursuant thereto may be increased up to approximately $120 million CAD each, subject to certain conditions set forth in the MMCA I and MMCA II agreements. Additionally, pursuant to the MMCA agreements, the collective borrowings between all SmartCentres Financings, and loans made by the SmartCentres Lender to our affiliates, are limited to an overall combined capacity of $120

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

million CAD. SmartStop, SmartCentres, and the SmartCentres Lender have agreed to waive the $120 million CAD overall combined capacity constraint.

As of September 30, 2023, approximately $124.2 million CAD or approximately $91.4 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2022, approximately $116.7 million CAD or approximately $86.1 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the JV Properties.

The SmartCentres Financings are secured by first mortgages on each of the JV Properties, excluding the Regent Property. Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of September 30, 2023, the total interest rate was approximately 7.82%.

The SmartCentres Financings, as amended, have a maturity date of May 11, 2024, and each contain two one year extension options. Monthly interest payments initially increase the outstanding principal balance. Upon a JV Property generating sufficient net cash flow, the SmartCentres Financings provide for the commencement of quarterly payments of interest. As of September 30, 2023, the Dupont, East York, Brampton, Vaughan, and Oshawa Properties were generating sufficient net cash flow and therefore were required to and were making such interest payments. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of September 30, 2023, the joint ventures were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Note 5. Debt

Our debt is summarized as follows:

Loan	September 30, 2023	December 31, 2022	Interest Rate		Maturity Date
KeyBank CMBS Loan(1)	$91,486,449	$92,784,412	3.89%		8/1/2026
KeyBank Florida CMBS Loan(2)	50,957,242	51,555,279	4.65%		5/1/2027
CMBS Loan(3)	104,000,000	104,000,000	5.00%		2/1/2029
SST IV CMBS Loan (4)	40,500,000	40,500,000	3.56%		2/1/2030
Credit Facility Term Loan - USD	250,000,000	250,000,000	7.01%		3/17/2026
Credit Facility Revolver - USD	368,201,288	368,201,288	7.06%		3/17/2024
2032 Private Placement Notes	150,000,000	150,000,000	5.28%	(5)	4/19/2032
Oakville III BMO Loan (6) (7)	—	11,992,500			5/16/2024
Ladera Office Loan	3,856,433	3,925,448	4.29%		11/1/2026
Discount on secured debt, net	(83,457)	(93,147)
Debt issuance costs, net	(3,722,077)	(4,493,824)
Total debt	$1,055,195,878	$1,068,371,956

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
(6)
On April 15, 2021, we purchased the Oakville III Property. We partially financed the Oakville III Property acquisition with a loan from Bank of Montreal (the “Oakville III BMO Loan”), which was secured by a first lien on the Oakville III Property. The loan was denominated in Canadian dollars and the proceeds from the loan were approximately $16.3 million CAD. The interest only loan was prepayable at any time without penalty. On March 24, 2023, we fully paid off this loan, including all outstanding accrued interest.
(7)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2023 was approximately 6.1%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of September 30, 2023, we were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

2032 Private Placement Notes

On April 19, 2022, we as guarantor, and our Operating Partnership as issuer, entered into a note purchase agreement (“The Note Purchase Agreement”) which provides for the private placement of $150 million of 4.53% Senior Notes due April 19, 2032 (the “2032 Private Placement Notes”). The sale and purchase of the 2032 Private Placement Notes occurred in two closings, with the first of such closings having occurred on April 19, 2022 with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “First Closing”) and the second of such closings having occurred on May 25, 2022 with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “Second Closing”). Interest on each series of the 2032 Private Placement Notes will be payable semiannually on the nineteenth day of April and October in each year.

Interest Payable on the Notes was originally subject to a prospective 75 basis points increase, if, as of March 31, 2023, the ratio of total indebtedness to EBITDA (the “Total Leverage Ratio”) of the Company and its subsidiaries, on a consolidated basis, was greater than 7.00 to 1.00 (a “Total Leverage Ratio Event”).

As of March 31, 2023, such Total Leverage Ratio Event occurred, and our 2032 Private Placement Notes began accruing interest at a rate of 5.28%. The interest accruing on the 2032 Private Placement Notes will continue to accrue at 5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters, upon such achievement, the applicable fixed interest rate will revert to 4.53% and remain at that interest rate through maturity, regardless of our future Total Leverage Ratio.

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

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that are substantially similar to our existing Credit Facility (defined below). The 2032 Private Placement Notes have been issued on a pari passu basis with the Credit Facility, and as such, the Company and certain of its subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the Operating Partnership's obligations under the 2032 Private Placement Notes. The 2032 Private Placement Notes are initially secured by a pledge of equity interests in the Subsidiary Guarantors on similar terms as the Credit Facility.

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

September 30, 2023

(Unaudited)

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

On April 19, 2022, we amended the Credit Facility (the “Credit Facility Amendment”). The primary purpose of the Credit Facility Amendment was to: (i) facilitate the issuance of the 2032 Private Placement Notes, (ii) make conforming changes between the Note Purchase Agreement and the Credit Facility, and (iii) modify the Credit Facility to reflect a transition from London Interbank Offer Rate (“LIBOR”) to secured overnight financing rate (“SOFR”) for floating rate borrowings.

As of September 30, 2023, advances under the Credit Facility Term Loan incurred interest at a 160 basis points spread over daily simple SOFR plus an additional 10 basis points (the “SOFR Index Adjustment”) or 30-day Canadian dollar offered rate (“CDOR”), while advances under the Credit Facility Revolver incurred interest at a 165 basis points spread over Daily Simple SOFR plus an additional 10 basis points (the SOFR Index Adjustment) or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

The rate spreads above Daily Simple SOFR plus the SOFR Index Adjustment or CDOR at which the Credit Facility incurs interest are subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the Credit Facility, with the highest tier limited to a maximum leverage of 60% and maximum spreads of 225 basis points and 230 basis points on the Term Loan and the Credit Facility Revolver, respectively. As of September 30, 2023, the consolidated leverage ratio was within the first (i.e. the lowest) leverage tier.

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

As of September 30, 2023, 99 of our wholly-owned properties were encumbered by the Credit Facility.

As of September 30, 2023, we had borrowed approximately $368 million of the $450 million maximum potential current capacity of the Credit Facility Revolver and all $250 million of the $250 million capacity on the Credit Facility Term Loan. The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of September 30, 2023, based on the aforementioned and other borrowing base calculations, we had the full ability to draw up to the maximum potential current capacity of the revolver.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2023:

2023	$674,385
2024	370,936,183
2025	2,869,187
2026	341,916,100
2027	48,105,557
2028 and thereafter	294,500,000
Total payments	1,059,001,412
Discount on secured debt	(83,457)
Debt issuance costs, net	(3,722,077)
Total	$1,055,195,878

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

September 30, 2023

(Unaudited)

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

As of September 30, 2023, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions. As of December 31, 2022, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

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

September 30, 2023

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

The change in the value of the portion of our settled and unsettled foreign currency hedges that is not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a gain of approximately $3.8 million and $9.5 million for the three months ended September 30, 2023 and 2022, respectively, and a gain of approximately $0.6 million and $11.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table summarizes the terms of our derivative financial instruments as of September 30, 2023:

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$125,000,000	2.00%	June 1, 2022	June 28, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
Foreign Currency Forwards:
Denominated in CAD (1)	$132,350,000	1.3273	July 5, 2023	April 12, 2024
Denominated in CAD (1)	$137,680,000	1.3768	October 12, 2022	October 12, 2023 (2)

(1)
Notional amounts shown are denominated in CAD.
(2)
On October 11, 2023, we rolled this hedge without any cash settlement, effectively extending the maturity date to November 9, 2023 at a strike rate of 1.3766, and notional of $137,664,000 CAD. On November 9, 2023, we rolled this hedge without any cash settlement, effectively extending the maturity date to November 16, 2023 at a strike rate of 1.3767, and notional of $137,669,000 CAD.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2023	December 31, 2022
Interest Rate Derivatives
Other assets	$6,418,387	$9,681,298
Foreign Currency Hedges
Other assets	$2,202,304	$6,971,265
Accounts payable and accrued liabilities	$(1,394,714)	$(1,776,371)

The following tables presents the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from accumulated other comprehensive income
	For the three months ended September 30,
Type	2023	2022		2023	2022
Interest rate swaps	-	-	Interest expense	-	47,320
Interest rate caps	162,303	2,591,329	Interest expense	801,790	(306,370)
Foreign currency forwards	1,243,128	3,474,253	N/A	-	-
	$1,405,431	$6,065,582		$801,790	$(259,050)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

	Gain (loss) recognized in OCI		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from accumulated other comprehensive income
	For the nine months ended September 30,
Type	2023	2022		2023	2022
Interest rate swaps	-	(2,793)	Interest expense	50,587	(351,611)
Interest rate caps	1,532,815	3,843,967	Interest expense	3,065,021	(569,925)
Foreign currency forwards	189,267	4,152,494	N/A	-	-
	$1,722,082	$7,993,668		$3,115,608	$(921,536)

Based on the forward rates in effect as of September 30, 2023, we estimate that approximately $2.6 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

Note 8. Income Taxes

As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. We have filed an election to treat our primary TRS as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services to the Managed REITs and otherwise generally engages in any real estate or non-real estate related business. The TRS is subject to corporate U.S. federal and state income tax. Additionally, we own and operate a number of self storage properties located throughout Canada, the income of which is subject to income taxes under the laws of Canada.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The following is a summary of our income tax expense (benefit) for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023
	Federal	State	Canadian	Total
Current	$116,507	$20,536	$155,044	$292,087
Deferreds	(2,619)	(399)	(1,339,119)	(1,342,137)
Total	$113,888	$20,137	$(1,184,075)	$(1,050,050)

	For the three months ended September 30, 2022
	Federal	State	Canadian	Total
Current	$82,097	$9,666	$134,113	$225,876
Deferreds	(2,619)	(399)	(120,625)	(123,643)
Total	$79,478	$9,267	$13,488	$102,233

	For the nine months ended September 30, 2023
	Federal	State	Canadian	Total
Current	$209,234	$38,124	$373,293	$620,651
Deferreds	(7,858)	(1,197)	(1,518,220)	(1,527,275)
Total	$201,376	$36,927	$(1,144,927)	$(906,624)

	For the nine months ended September 30, 2022
	Federal	State	Canadian	Total
Current	$201,384	$31,690	$280,020	$513,094
Deferreds	(496,457)	(75,651)	(343,228)	(915,336)
Total	$(295,073)	$(43,961)	$(63,208)	$(402,242)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	September 30, 2023	December 31, 2022
Deferred tax liabilities:
Intangible contract assets	$(21,129)	$(30,184)
Canadian real estate	(9,569,543)	(10,123,376)
Total deferred tax liability	(9,590,672)	(10,153,560)

Deferred tax assets:
Other	143,173	90,563
Canadian non-capital losses	7,349,482	7,935,309
Total deferred tax assets	7,492,655	8,025,872

Valuation allowance	(2,429,852)	(4,077,932)

Net deferred tax liabilities	$(4,527,869)	$(6,205,620)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended September 30, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$52,502,410	$—	$—	$52,502,410
Ancillary operating revenue	2,255,170	—	—	2,255,170
Managed REIT Platform revenue	—	2,517,853	—	2,517,853
Reimbursable costs from Managed REITs	—	1,429,527	—	1,429,527
Total revenues	54,757,580	3,947,380	—	58,704,960
Operating expenses:
Property operating expenses	16,316,563	—	—	16,316,563
Managed REIT Platform expense	—	1,307,006	—	1,307,006
Reimbursable costs from Managed REITs	—	1,429,527	—	1,429,527
General and administrative	—	—	6,277,252	6,277,252
Depreciation	13,195,987	—	231,151	13,427,138
Intangible amortization expense	1,682,861	48,930	—	1,731,791
Acquisition expenses	75,933	—	—	75,933
Total operating expenses	31,271,344	2,785,463	6,508,403	40,565,210
Income (loss) from operations	23,486,236	1,161,917	(6,508,403)	18,139,750
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(274,236)	(274,236)
Equity in earnings (losses) from investments in Managed REITs	—	(444,043)	—	(444,043)
Other, net	(94,186)	696,786	(169,955)	432,645
Interest expense	(15,883,077)	—	(42,363)	(15,925,440)
Income tax (expense) benefit	1,162,745	(106,011)	(6,684)	1,050,050
Net income (loss)	$8,671,718	$1,308,649	$(7,001,641)	$2,978,726

	Three Months Ended September 30, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$51,022,976	$—	$—	$51,022,976
Ancillary operating revenue	2,209,695	—	—	2,209,695
Managed REIT Platform revenue	—	2,055,224	—	2,055,224
Reimbursable costs from Managed REITs	—	1,165,994	—	1,165,994
Total revenues	53,232,671	3,221,218	—	56,453,889
Operating expenses:
Property operating expenses	15,984,019	—	—	15,984,019
Managed REIT Platform expense	—	725,599	—	725,599
Reimbursable costs from Managed REITs	—	1,165,994	—	1,165,994
General and administrative	—	—	7,330,245	7,330,245
Depreciation	12,965,473	—	255,443	13,220,916
Intangible amortization expense	4,801,004	48,930	—	4,849,934
Acquisition expenses	77,813	—	—	77,813
Contingent earnout adjustment	—	200,626	—	200,626
Total operating expenses	33,828,309	2,141,149	7,585,688	43,555,146
Income (loss) from operations	19,404,362	1,080,069	(7,585,688)	12,898,743
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(187,123)	(187,123)
Equity in earnings (losses) from investments in Managed REITs	—	(340,164)	—	(340,164)
Other, net	645,520	444,287	640,150	1,729,957
Interest expense	(11,709,293)	—	(43,363)	(11,752,656)
Income tax (expense) benefit	70,245	(92,725)	(79,753)	(102,233)
Net income (loss)	$8,410,834	$1,091,467	$(7,255,777)	$2,246,524

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

	Nine Months Ended September 30, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$155,457,123	$—	$—	$155,457,123
Ancillary operating revenue	6,625,943	—	—	6,625,943
Managed REIT Platform revenue	—	9,115,093	—	9,115,093
Reimbursable costs from Managed REITs	—	4,232,436	—	4,232,436
Total revenues	162,083,066	13,347,529	—	175,430,595
Operating expenses:
Property operating expenses	49,332,858	—	—	49,332,858
Managed REIT Platform expense	—	2,538,073	—	2,538,073
Reimbursable costs from Managed REITs	—	4,232,436	—	4,232,436
General and administrative	—	—	19,995,770	19,995,770
Depreciation	39,425,200	—	650,131	40,075,331
Intangible amortization expense	5,340,396	146,791	—	5,487,187
Acquisition expenses	118,229	—	—	118,229
Total operating expenses	94,216,683	6,917,300	20,645,901	121,779,884
Income (loss) from operations	67,866,383	6,430,229	(20,645,901)	53,650,711
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(1,215,114)	(1,215,114)
Equity in earnings (losses) from investments in Managed REITs	—	(893,793)	—	(893,793)
Other, net	126,923	2,535,800	(286,585)	2,376,138
Interest expense	(45,407,435)	—	(126,451)	(45,533,886)
Income tax (expense) benefit	705,693	(198,892)	399,823	906,624
Net income (loss)	$23,291,564	$7,873,344	$(21,874,228)	$9,290,680

	Nine Months Ended September 30, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$140,551,208	$—	$—	$140,551,208
Ancillary operating revenue	6,282,850	—	—	6,282,850
Managed REIT Platform revenue	—	5,877,454	—	5,877,454
Reimbursable costs from Managed REITs	—	3,514,486	—	3,514,486
Total revenues	146,834,058	9,391,940	—	156,225,998
Operating expenses:
Property operating expenses	42,726,575	—	—	42,726,575
Managed REIT Platform expense	—	1,732,710	—	1,732,710
Reimbursable costs from Managed REITs	—	3,514,486	—	3,514,486
General and administrative	—	—	21,114,475	21,114,475
Depreciation	35,498,513	—	656,495	36,155,008
Intangible amortization expense	12,799,016	423,775	—	13,222,791
Acquisition expenses	780,684	—	—	780,684
Contingent earnout adjustment	—	1,514,447	—	1,514,447
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	91,804,788	9,235,100	21,770,970	122,810,858
Gain on sale of real estate	—	16,101,237	—	16,101,237
Income (loss) from operations	55,029,270	16,258,077	(21,770,970)	49,516,377
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(611,526)	(611,526)
Equity in earnings (losses) from investments in Managed REITs	—	(647,548)	—	(647,548)
Other, net	394,535	569,387	480,139	1,444,061
Interest expense	(28,051,635)	—	(129,391)	(28,181,026)
Net loss on extinguishment of debt	(2,393,475)	—	—	(2,393,475)
Income tax (expense) benefit	(13,131)	606,719	(191,346)	402,242
Net income (loss)	$24,965,564	$16,786,635	$(22,223,094)	$19,529,105

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The following table summarizes our total assets by segment:

Segments	September 30, 2023	December 31, 2022
Self Storage(1)	$1,802,026,290	$1,820,922,309
Managed REIT Platform(2)	37,263,666	65,433,006
Corporate and Other	51,960,520	60,862,072
Total assets(3)	$1,891,250,476	$1,947,217,387

(1)
Included in the assets of the Self Storage segment as of September 30, 2023 and December 31, 2022 was approximately $52.2 million of goodwill. Additionally, as of September 30, 2023 and December 31, 2022, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed REIT Platform segment as of September 30, 2023 and December 31, 2022 was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3)
Other than our investments in and advances to Managed REITs, substantially all of our investments in real estate facilities and intangible assets as of December 31, 2022 and September 30, 2023, respectively, were associated with our self storage platform.

As of September 30, 2023 and December 31, 2022, approximately $168 million and $170 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three and nine months ended September 30, 2023, approximately $5.7 million and $16.6 million, respectively, of our revenues in the self storage segment related to our operations in Canada. For the three and nine months ended September 30, 2022, approximately $5.5 million and $16.0 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of September 30, 2023 and December 31, 2022, approximately $34.7 million and $28.5 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the nine months ended September 30, 2023 and 2022, approximately $1.2 million and $0.6 million of losses, respectively, relate to these JV Properties' operations in Canada.

Note 10. Related Party Transactions

Self Administration Transaction

On June 28, 2019, we, our Operating Partnership and SmartStop TRS entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with our then-sponsor, SAM, and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM, along with certain other assets of SAM (collectively, the "Self Administration Transaction”).

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

September 30, 2023

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2022 and the nine months ended September 30, 2023, as well as any related amounts payable as of December 31, 2022 and September 30, 2023.

	Year Ended December 31, 2022			Nine Months Ended September 30, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,242,655	$1,260,896	$68,751	$1,101,892	$1,086,642	$84,001
Additional paid-in capital
Transfer Agent expenses	100,000	100,000	—	—	—	—
Stockholder servicing fee	53,660	209,980	—	—	—	—
Other
Other	—	—	340,979	—	—	340,979
Total	$1,396,315	$1,570,876	$409,730	$1,101,892	$1,086,642	$424,980

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

September 30, 2023

(Unaudited)

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

On March 1, 2022, Pacific Oak Holding Group, LLC, became a 10% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering. On October 25, 2022, we, through one of our subsidiaries also agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class W shares sold in their public offering. As such, for the nine months ended September 30, 2023 and 2022, we had incurred approximately $57,000 and none, respectively, to SST VI's dealer manager associated with the Class W Shares in their public offering.

Additionally, in connection with the commencement of SST VI's public offering, the SST VI Advisor or its affiliates agreed that it will fund on behalf of SST VI, an amount equal to 1% of the gross offering proceeds from the sale of Class W shares sold in their initial public offering, which amount shall be used by SST VI towards the payment of its offering expenses. For the nine months ended September 30, 2023 and 2022, the SST VI Advisor or its affiliates had incurred such reimbursable costs in the amount of approximately $31,000 and $15,000, respectively.

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC (“SRA”), a subsidiary of SmartStop OP entered into a sponsor funding agreement with SST VI and SST VI OP, in connection with certain changes to the public offering of SST VI (see Note 14 – Subsequent Events for additional information).

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

September 30, 2023

(Unaudited)

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

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SSGT II property management contract and the carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, we adjusted the value of our deferred tax liability on a pro-rata basis, reducing the deferred tax liability by approximately $0.2 million during the nine months ended September 30, 2022 related to the SSGT II Merger and the related aforementioned write-offs, and recorded such benefits within the income tax (expense) benefit line-item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Managed REIT Platform Revenues	2023	2022	2023	2022
Asset Management:
SSGT II(1)	$—	$—	$—	$798,395
SST VI	1,062,242	401,078	2,378,167	875,618
SSGT III	295,529	50,142	689,526	50,142
	1,357,771	451,220	3,067,693	1,724,155
Property Management:
SSGT II(1)	—	—	—	407,706
SST VI	346,259	157,282	857,452	359,989
SSGT III	105,209	17,952	235,704	17,952
JV Properties	190,052	155,531	540,348	233,965
	641,520	330,765	1,633,504	1,019,612
Tenant Protection Program:
SSGT II(1)	—	—	—	250,156
SST VI	262,507	121,807	575,060	267,560
SSGT III	62,725	3,622	112,379	3,622
JV Properties	72,123	73,696	195,632	114,101
	397,355	199,125	883,071	635,439
Acquisition Fees:
SST VI	—	519,755	2,465,017	1,581,280
SSGT III	—	456,000	642,000	456,000
	—	975,755	3,107,017	2,037,280
Other Managed REIT revenue(2)	121,207	98,359	423,808	460,968
Total Managed REIT Platform Revenue	$2,517,853	$2,055,224	$9,115,093	$5,877,454

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

September 30, 2023

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

As of September 30, 2023 and December 31, 2022 we had receivables due from the Managed REITs totaling approximately $8.2 million and $2.0 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three and nine months ended September 30, 2023 we recorded a loss related to our equity interest, excluding our preferred investment discussed below, in SST VI OP of approximately $0.3 million and $0.7 million, respectively, and received distributions in the amount of approximately $86,000 and $256,000, respectively.

For the three and nine months ended September 30, 2022 we recorded a loss related to our equity interest in SST VI OP of approximately $0.2 million and $0.5 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.3 million, respectively.

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

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC (“SRA”), a subsidiary of SmartStop OP entered into a sponsor funding agreement with SST VI and SST VI OP, in connection with certain changes to the public offering of SST VI (see Note 14 – Subsequent Events for additional information).

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

The SST VI Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from a maximum of $45 million to $55 million. Pursuant to this amendment, the interest rate on the SST VI Mezzanine Loan was converted to a variable rate equal to SOFR plus 3.0%. Additionally, in such amendment, SST VI exercised the existing extension option; payments on the SST VI Mezzanine Loan were interest only until the due date of December 30, 2023. As of December 31, 2022 the balance on the SST VI Mezzanine Loan was $35.0 million. On January 31, 2023, SST VI borrowed an additional $15.0 million on the SST VI Mezzanine Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

On May 2, 2023, SST VI fully repaid the outstanding principal, plus all applicable accrued interest due on the SST VI Mezzanine Loan as of such date for a total amount of approximately $51.7 million. On such date, the SST VI Mezzanine Loan agreement was terminated.

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrues at SOFR plus 3.0%, and is due on December 31, 2023. The loan may be extended to December 31, 2024 at the borrower's option. If such extension option is exercised, the interest rate on the loan increases to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance at such time is owed. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan. As of September 30, 2023, SST VI OP had $15.0 million borrowed and outstanding pursuant to the SST VI Note.

The following table summarizes the carrying value of our investments in and advances to SST VI as of September 30, 2023 and December 31, 2022:

Receivables:	As of September 30, 2023	As of December 31, 2022
Receivables and advances due	$6,681,025	$1,828,990
Debt:
SST VI Mezzanine Loan(1)	—	35,000,000
SST VI Note	15,000,000	—
Equity:
SST VI OP Units and SST VI SLP	2,241,986	3,221,410
Total investments in and advances	$23,923,011	$40,050,400

(1) As of May 2, 2023, the SST VI Mezzanine Loan was terminated.

Investments in and advances to SSGT III OP

Equity Investments

On August 29, 2022, SmartStop OP made an investment of $5.0 million in SS Growth Operating Partnership III, L.P., the operating partnership of SSGT III (“SSGT III OP”), in exchange for common units of limited partnership interest in SSGT III OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SSGT III SLP”) in SSGT III OP.

For the three and nine months ended September 30, 2023, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million and $0.6 million, respectively, and received distributions in the amount of approximately $69,000 and $190,000, respectively.

For the three and nine months ended September 30, 2022, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.1 million and $0.1 million, respectively, and received distributions in the amount of approximately $2,000 and $2,000, respectively.

Debt Investments

On August 9, 2022, in connection with SSGT III's acquisition of two self storage facilities, SmartStop OP, L.P. entered into a mezzanine loan agreement with a wholly-owned subsidiary of SSGT III, for up to $50.0 million (the “SSGT III Mezzanine Loan”), of which $42.0 million was funded as an initial draw at the time of closing. The SSGT III Mezzanine Loan requires a commitment fee equal to 1.0% of the amount drawn at closing of the SSGT III Mezzanine Loan, and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

subsequent draws.

The SSGT III Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from up to $50 million to $77 million. Pursuant to this amendment, the interest rate on the SSGT III Mezzanine Loan became a variable rate equal to SOFR plus 3.0%. Payments on the SSGT III Mezzanine Loan are interest only with an initial maturity date of August 9, 2023. SSGT III may, in certain circumstances, extend the ultimate maturity date of the SSGT III Mezzanine Loan until August 9, 2024 upon written notice to us, in which event the interest rate of the SSGT III Mezzanine Loan will increase to SOFR plus 4.0% per annum, pursuant to the December 20, 2022 amendment. The SSGT III Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan may be released from the pledge of collateral. The SSGT III Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned six operating self storage facilities as of September 30, 2023. SSGT III OP, also serves as a non-recourse guarantor. In August 2023, SSGT III exercised the extension option, such that the SSGT III Mezzanine Loan is due in full on August 9, 2024.

As of September 30, 2023 and December 31, 2022, a wholly-owned subsidiary of SSGT III OP had $5.0 million and $17.5 million, respectively, borrowed and outstanding pursuant to the SSGT III Mezzanine Loan.

The following table summarizes the carrying value of our investments in and advances to SSGT III OP as of September 30, 2023 and December 31, 2022:

Receivables:	As of September 30, 2023	As of December 31, 2022
Receivables and advances due	$1,523,558	$156,081
Debt:
SSGT III Mezzanine Loan(1)	5,000,000	17,500,000
Equity:
SSGT III OP Units and SSGT III SLP	3,885,160	4,664,687
Total investments in and advances	$10,408,718	$22,320,768

(1) As of September 30, 2023 and December 31, 2022, $9.5 million and $17.5 million was available to be drawn on the SSGT III Mezzanine Loan. On October 18, 2023, SSGT III drew an additional $8.0 million.

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

For the three and nine months ended September 30, 2023, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $103,000 and $272,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations. For the three and nine months

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

ended September 30, 2022, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $80,000 and approximately $200,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $36,000 and $536,000 during the three and nine months ended September 30, 2023, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations. We recorded reimbursements from SAM of approximately $265,000 and $590,000 during the three and nine months ended September 30, 2022, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations and other miscellaneous reimbursements.

As of September 30, 2023 and December 31, 2022, a payable of approximately $24,000, and a receivable of approximately $15,000, was due to and due from SAM, respectively, related to the Administrative Services Agreement, respectively.
Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through September 30, 2023, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

September 30, 2023

(Unaudited)

one vote per LTIP Unit held. Prior to vesting, time based LTIP Units generally may not be transferred, other than by laws of descent and distribution.

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	219,946	$9.64	274,196	$9.22
Granted	60,032	14.33	181,664	13.23
Vested	(129,498)	9.64	(165,219)	10.21
Forfeited	(4,630)	11.76	—	—
Unvested at December 31, 2022	145,850	11.50	290,641	11.16
Granted	43,720	14.30	315,915	13.30
Vested	(95,563)	10.87	(11,520)	13.89
Forfeited	(7,961)	13.92	—	—
Unvested at September 30, 2023	86,046	$13.41	595,036	$12.24

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The following table summarizes our activity related to our performance based awards:

	Restricted Stock			LTIP Units
Performance Based Award Grants	Shares		Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	5,752		$9.78	267,107	$9.21
Granted	—		—	113,429	13.18
Vested	—		—	—	—
Forfeited	—		—	—	—
Unvested at December 31, 2022	5,752		9.78	380,536	10.39
Granted	5,752	(1)	9.78	271,199	13.30
Vested	(11,504)		9.78	(118,720)	9.09
Forfeited	—		—	—	—
Unvested at September 30, 2023	—		$—	533,015	$12.16

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

As of September 30, 2023, 9,367,118 shares of stock were available for issuance under the Plan.

We recorded approximately $1.3 million and $3.7 million of equity based compensation expense in general and administrative expense during the three and nine months ended September 30, 2023, respectively, compared to approximately $0.8 million and $2.7 million during the three and nine months ended September 30, 2022, respectively. We recorded approximately $0.1 million and $0.4 million of equity based compensation expense in property operating expenses and Managed REIT Platform expenses, within our consolidated statements of operations for the three and nine months ended September 30, 2023, compared to approximately $0.1 million and $0.4 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there was approximately $7.9 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.4 years. As of December 31, 2022, there was approximately $4.8 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.1 years.

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

September 30, 2023

(Unaudited)

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

Note 12. Commitments and Contingencies

Contingent Earnout

On June 28, 2019, in relation to the Self Administration Transaction, 3,283,302 Class A-2 limited partnership units of the Operating Partnership (“Class A-2 Units”), were issued to SS OP Holdings as consideration. Class A-2 Units could convert into Class A-1 Units as earnout consideration, as described below. The Class A-2 Units were not entitled to cash distributions or the allocation of any profits or losses in the Operating Partnership until the Class A-2 Unit into Class A-1 Units.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan (our “DRP”) that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. Under our DRP, the Board may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants. The purchase price per share pursuant to our DRP is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on December 6, 2022, any shares sold pursuant to our distribution reinvestment plan will be sold at our new estimated value per share of $15.21 per Class A Share and Class T Share. Please see the section below titled “Suspension and Partial Resumption of DRP and SRP” for additional information. As of September 30, 2023, we had sold approximately 7.9 million Class A Shares and approximately 1.1 million Class T Shares through our DRP Offering.

Share Redemption Program

As described in “Note 2 – Summary of Significant Accounting Policies – Redeemable Common Stock,” we have an SRP. Please refer to that section for additional details. Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption. All redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter are processed on the last business day of the month following the end of the quarter in which the redemption requests were received.

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

During the nine months ended September 30, 2023, approximately 1.2 million shares or $18.9 million of requests that met the eligibility criteria were requested to be redeemed; approximately $4.7 million and $7.2 million of which were fulfilled in April and July, 2023, respectively, and approximately $7.0 million of which were included in accounts payable and accrued liabilities within our consolidated balance sheets as of September 30, 2023 and fulfilled in October 2023.

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

September 30, 2023

(Unaudited)

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

See Note 10 – Related Party Transactions related to our debt investments in the Managed REITs and our sponsor funding agreement with SST VI for more information about our contingent obligations under these agreements.

As of September 30, 2023, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.1 million and $2.6 million during the years ending December 31, 2023 and 2024, respectively.

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

Note 13. Declaration of Distributions

On August 22, 2023, our board of directors declared a distribution rate for the month of September 2023 of approximately $0.04932 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

record of such shares as shown on our books at the close of business on September 30, 2023. Such distributions payable to each stockholder of record will be paid the following month.

On September 27, 2023, our board of directors declared a distribution rate for the month of October 2023 of approximately $0.05096 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on October 31, 2023. Such distributions payable to each stockholder of record will be paid the following month.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to September 30, 2023:

RBC JV Term Loan

On November 3, 2023, we closed on a $70 million CAD term loan (the “RBC JV Term Loan”) with Royal Bank of Canada (“RBC”) pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). The RBC JV Term Loan is secured by first mortgages on five of the JV Properties which were previously encumbered by the SmartCentres Financings. The maturity date of the RBC JV Term Loan is November 2, 2025, which may be extended by one additional year at the sole discretion of RBC and subject to certain conditions. Interest on the RBC JV Term Loan is a fixed annual rate of 6.21%, and payments are interest only during the term of the loan.

We and SmartCentres each serve as a full recourse guarantor with respect to 50% of the secured obligations under the RBC JV Term Loan. The RBC JV Term Loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. Pursuant to the terms of the RBC JV Term Loan, a failure by either us or SmartCentres to observe any negative covenant under each of our respective (and separate) credit facilities (“Separate Credit Facilities”) would be an event of default under the RBC JV Term Loan; in addition, certain actions by either us or SmartCentres may trigger an event of default under the RBC JV Term Loan. We and SmartCentres entered into a separate Cross-Indemnity Agreement pursuant to which we and SmartCentres have each agreed to indemnify the other party with respect to any claims arising from a breach or default of the other party pursuant to the RBC JV Term Loan or the Separate Credit Facilities.

The majority of net proceeds from the RBC JV Term Loan were used to fully repay the allocated loan amounts of approximately $68.7 million CAD under the SmartCentres Financings for each of the five JV Properties.

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of SmartStop OP entered into a sponsor funding agreement with SST VI and SST VI OP, in connection with certain changes to the public offering of SST VI

Pursuant to the sponsor funding agreement, SRA, as sponsor of the SST VI offering, has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of shares of SST VI’s Class Y common stock sold in the SST VI offering, (ii) the upfront 3% dealer manager fee for the Class Y Shares sold in the SST VI offering, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y Shares and shares of SST VI’s Class Z common stock sold in the SST VI offering. SRA also agreed to reimburse SST VI in cash to cover the dilution from certain one-time stock dividends which will be issued by SST VI to existing stockholders in connection with the sponsor funding changes to the SST VI offering, which reimbursement is estimated to be approximately six million dollars.

In consideration for SRA providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, SST VI OP will issue a number of Series C Subordinated Convertible Units of limited partnership interest in SST VI OP (the "Series C Units") to SRA equal to the dollar amount of such funding divided by the then-current offering price for the Class Y Shares and Class Z Shares sold in the SST VI offering, which will initially be $9.30 per share. Pursuant to the sponsor funding agreement, SRA will reimburse SST VI monthly for the applicable front-end sales load it has agreed to fund, and SST VI OP will issue the Series C Units on a monthly basis upon such reimbursement. The sponsor funding agreement will terminate immediately upon the date that SST VI ceases to offer the Class Y Shares and Class Z Shares in the SST VI offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

On November 1, 2023, SRA entered into Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of SST VI OP with SST VI and SST VI OP containing, among other things, the terms of the Series C Units. The Series C Units shall initially have no distribution, voting, or other rights to participate in SST VI OP unless and until such Series C Units are converted into Class A Units of SST VI OP. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the Class Y Shares and Class Z Shares, calculated net of the value of the Series C Units to be converted.

If SST VI were to sell the maximum offering of $1.0 billion, assuming the sale of all Class Y Shares consisting of a 7% front end sales load, the maximum commitment of SRA pursuant to the sponsor funding agreement would be approximately $70 million.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2023, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of September 30, 2023, our wholly-owned portfolio consisted of 154 self storage properties diversified across 19 states and the Greater Toronto Area of Ontario, Canada comprising approximately 104,000 units and 11.9 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in the Greater Toronto Area, which consisted of eight operating self storage properties, two parcels of land currently under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III” and together with SST VI, the “Managed REITs”), and manage one additional self storage property, all of which pay us fees to manage their programs and manage their 31 operating self storage properties (as of September 30, 2023).

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of September 30, 2023, 31 operating properties containing approximately 25,000 units and 2.8 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of September 30, 2023, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties		Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1		1,090	163,300	1.4%	90.2%	0.7%
Arizona	4		3,130	329,100	2.8%	92.4%	2.6%
California	29	(5)	19,195	2,030,300	17.2%	91.9%	20.0%
Colorado	8		4,550	493,085	4.2%	91.3%	3.7%
Florida	26		19,870	2,363,100	20.0%	92.8%	22.8%
Illinois	6		3,785	429,500	3.6%	92.4%	2.8%
Indiana	2		1,030	112,700	1.0%	94.6%	0.6%
Massachusetts	1		840	93,200	0.8%	91.4%	2.0%
Maryland	2		1,610	169,500	1.4%	92.9%	1.4%
Michigan	4		2,220	266,100	2.3%	93.8%	1.8%
New Jersey	2		2,350	205,100	1.7%	89.6%	1.7%
Nevada	9		7,160	865,000	7.2%	93.0%	6.5%
North Carolina	19		9,190	1,192,400	10.1%	92.7%	8.4%
Ohio	5		2,310	279,700	2.4%	93.3%	1.5%
South Carolina	3		1,940	246,000	2.1%	91.8%	1.7%
Texas	12		6,960	919,300	7.8%	93.2%	6.8%
Virginia	1		830	71,100	0.6%	87.8%	0.9%
Washington	5		3,427	390,545	3.3%	91.5%	3.3%
Wisconsin	1		780	83,400	0.7%	94.2%	0.5%
Ontario, Canada	13		10,610	1,110,655	9.4%	93.3%	10.3%
Total	153	(5)	102,877	11,813,085	100%	92.5%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,400 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,017,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of September 30, 2023.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended September 30, 2023.
(5)
Our San Gabriel Property was excluded from these statistics, as it only began formal operations in October of 2023.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual impairment test as of December 31 for goodwill; between annual tests, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges were recognized during the nine months ended September 30, 2023 and 2022.

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive growth in self storage demand, which generally contributed to our results since the onset of COVID-19, and through calendar year 2022. In addition to the sector's numerous historical demand drivers, one demand driver that developed and has continued as a result of the COVID-19 pandemic is the trend towards working from home, or a hybrid work environment.

While the work from home environment remains elevated over pre-COVID-19 pandemic levels, this trend has waned in 2023, which we believe has led to elevated move-outs. As a result, occupancy, same-store growth and overall results have started to normalize and are expected to normalize further over the coming quarters as the comparable periods change. Further, the broader economy has been experiencing persistently elevated levels of inflation, higher interest rates, tightening monetary policies and a slowdown in home price appreciation and home sales. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. Additionally, a prolonged period of elevated inflation and/or higher interest rates could result in a further contraction of self storage demand. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

Certain property operating expenses have experienced elevated pressures to date in 2023, namely property insurance, property taxes and payroll have seen above average increases, primarily due to inflation and natural disasters. We’ve experienced a year-over-year decrease in gross margins as a result for 2023.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or capped interest rates of varying durations for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to acquire self storage properties in an as accretive manner going forward.

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

As of September 30, 2023 and 2022, we wholly-owned 153 operating self storage facilities. Our operating results for the three months ended September 30, 2023 include full quarter results for 153 self storage facilities. Our operating results for the three months ended September 30, 2022 include full quarter results for 153 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Our operating results for the nine months ended September 30, 2023 include a full nine months of results for 153 operating self storage facilities. Our operating results for the nine months ended September 30, 2022 include a full nine months of results for 139 self storage facilities and partial period results for 14 operating self storage facilities acquired during the nine months ended September 30, 2022. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

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

Comparison of the three months ended September 30, 2023 and 2022

Total Self Storage Revenues

Total self storage related revenues for the three months ended September 30, 2023 and 2022 were approximately $54.8 million and $53.2 million, respectively. The increase in total self storage revenues of approximately $1.5 million, or approximately 2.9%, is primarily attributable to an increase in same-store revenues of approximately $1.4 million, and approximately $0.1 million from other non same-store self storage properties.

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

Managed REIT Platform Revenues

Managed REIT Platform revenues for the three months ended September 30, 2023 and 2022 were approximately $2.5 million and $2.1 million, respectively. The increase in Managed REIT Platform revenues of approximately $0.5 million is attributable to increased asset management fees generated from SST VI and SSGT III of approximately $0.9 million, and increased property management revenues from the Managed REIT's and JV Properties of approximately $0.3 million, partially offset by reduced acquisition fees of approximately $1.0 million. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2023 and 2022 were approximately $1.4 million and $1.2 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable costs from the Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2023 and 2022 were approximately $16.3 million (or 29.9% of self storage revenue) and $16.0 million (or 30% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $0.3 million is largely attributable to increased compensation related expenses, property insurance costs, and property tax. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended September 30, 2023 and 2022 were approximately $1.3 million and $0.7 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2023 and 2022 were approximately $1.4 million and $1.2 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 and 2022 were approximately $6.3 million and $7.3 million, respectively. Such expenses consist primarily of compensation related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The decrease is primarily attributable to a reduction in legal costs of approximately $0.5 million and other professional costs of approximately $0.7 million, partially offset by increased brand promotion and transfer agent costs incurred during the three months ended September 30, 2023. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2023 and 2022 were approximately $15.2 million and $18.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to the intangible amortization expense of our in place lease intangible assets acquired in the SST IV Merger becoming fully amortized in September 2022.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2023 and 2022 were approximately $76,000 and $78,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

There were no contingent earnout adjustments during the three months ended September 30, 2023. The contingent earnout adjustment for the three months ended September 30, 2022 reflects an increase in the contingent earnout liability of approximately $0.2 million. The third and final tranche of the contingent earnout was earned during the three months ended September 30, 2022, and no future contingent earnout adjustments will be recorded.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the three months ended September 30, 2023 and 2022 were approximately $0.3 million and $0.2 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended September 30, 2023 and 2022 were approximately $0.4 million and $0.3 million, respectively. Losses from our equity method investments in Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the three months ended September 30, 2023 and 2022 was approximately $0.4 million and $1.7 million of income, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The change of approximately $1.3 million is largely due to unfavorable foreign currency related adjustments of approximately $0.1 million of expense during the three months ended September 30, 2023, compared with favorable foreign currency related adjustments of approximately $0.8 million of income during the three months ended September 30, 2022. The change is also to a lesser extent due to approximately $0.3 million of increased franchise and other tax related expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Interest Expense

Interest expense for the three months ended September 30, 2023 and 2022 was approximately $15.9 million and $11.8 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately $4.2 million is primarily attributable to an increase in rates on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Income Tax (Expense) Benefit

Income tax for the three months ended September 30, 2023 and 2022 was approximately $1.1 million of benefit and $0.1 million of expense, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax. The change is primarily due to the removal of a valuation allowance on certain of our deferred tax assets related to our non-capital losses at some of our Canadian properties. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - three months ended September 30, 2023 and 2022

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2022, excluding two other properties) for the three months ended September 30, 2023 and 2022. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2023	2022	% Change	2023	2022	% Change	2023		2022	% Change
Revenue (1)	$46,997,969	$45,635,691	3.0%	$5,773,069	$5,654,518	N/M	$52,771,038		$51,290,209	2.9%
Property operating expenses (2)	14,055,977	13,889,686	1.2%	2,260,586	2,094,333	N/M	16,316,563		15,984,019	2.1%
Net operating income	$32,941,992	$31,746,005	3.8%	$3,512,483	$3,560,185	N/M	$36,454,475		$35,306,190	3.3%
Number of facilities	137	137		16	16		153		153
Rentable square feet (3)	10,384,940	10,366,585		1,428,145	1,428,145		11,813,085	(6)	11,794,730
Average physical occupancy (4)	93.2%	94.6%	-1.4%	N/M	N/M	N/M	92.9%		94.2%	-1.3%
Annualized rent per occupied square foot (5)	$20.37	$19.39	5.1%	N/M	N/M	N/M	$20.08		$19.22	4.5%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet as of September 30, 2023 and 2022. On a same-store basis, for the same periods, parking represented approximately 940,000 square feet.
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
(6)
Our San Gabriel Property was excluded from these statistics, as it only began formal operations in October of 2023.

Our same-store revenue increased by approximately $1.4 million, or approximately 3.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to higher annualized rent per occupied square foot of approximately 5.1%, partially offset by an approximately 1.4% decrease in average occupancy. The increase in property operating expenses is primarily attributable to compensation related expenses, property insurance, and property tax.

The following table presents a reconciliation of net income as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Three Months Ended September 30,
	2023	2022
Net income	$2,978,726	$2,246,524
Adjusted to exclude:
Tenant Protection Program revenue(1)	(1,986,542)	(1,942,462)
Managed REIT Platform revenue	(2,517,853)	(2,055,224)
Managed REIT Platform expenses	1,307,006	725,599
General and administrative	6,277,252	7,330,245
Depreciation	13,427,138	13,220,916
Intangible amortization expense	1,731,791	4,849,934
Acquisition expenses	75,933	77,813
Contingent earnout adjustment	—	200,626
Earnings from our equity method investments in the JV Properties	274,236	187,123
Earnings from our equity method investments in Managed REITs	444,043	340,164
Other, net	(432,645)	(1,729,957)
Interest expense	15,925,440	11,752,656
Income Tax	(1,050,050)	102,233
Total net operating income	$36,454,475	$35,306,190

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $1.7 million and $1.7 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended September 30, 2023 and 2022, respectively, with the remaining approximately $0.3 million and $0.2 million earned at non same-store facilities during the three months ended September 30, 2023 and 2022, respectively.

Comparison of the nine months ended September 30, 2023 and 2022

Total Self Storage Revenues

Total self storage related revenues for the nine months ended September 30, 2023 and 2022 were approximately $162.1 million and $146.8 million, respectively. The increase in total self storage revenues of approximately $15.2 million, or approximately 10%, is primarily attributable to an increase in same-store revenues of approximately $7.4 million, an increase in revenue from the ten operating self storage facilities acquired on June 1, 2022 in connection with the SSGT II Merger (approximately $6.8 million), and approximately $1.0 million from other non same-store self storage properties.

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

Managed REIT Platform Revenues

Managed REIT Platform revenues for the nine months ended September 30, 2023 and 2022 were approximately $9.1 million and $5.9 million, respectively. The increase in Managed REIT Platform revenues of approximately $3.2 million is primarily attributable to increased asset management and property management fees generated from SST VI and SSGT III of approximately $2.9 million, and increased acquisition fees generated from SST VI and SSGT III of approximately $1.1 million, partially offset by reduced SSGT II property management and asset management fees due to the SSGT II Merger. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2023 and 2022 were approximately $4.2 million and $3.5 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. We expect Reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by the Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2023 and 2022 were approximately $49.3 million (or 30.4% of self storage revenue) and $42.7 million (or 29.1% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses is largely attributable increased compensation related expenses, property insurance costs, and property tax. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the nine months ended September 30, 2023 and 2022 were approximately $2.5 million and $1.7 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2023 and 2022 were approximately $4.2 million and $3.5 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with the Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 and 2022 were approximately $20.0 million and $21.1 million, respectively. Such expenses consist primarily of compensation related costs, legal expenses, accounting expenses, brand promotion costs, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The decrease is primarily attributable to a reduction in legal costs related to offering costs of approximately $1.0 million which were expensed during the nine months ended September 30, 2022, and a reduction in other professional costs of approximately $0.7 million, partially offset by increased brand promotion costs and compensation related expenses incurred during the nine months ended September 30, 2023. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2023 and 2022 were approximately $45.6 million and $49.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to intangible amortization expense of our in place lease intangible assets acquired in the SST IV Merger becoming fully amortized in September 2022, partially offset by additional depreciation and amortization related to the properties acquired in the SSGT II Merger.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2023 and 2022 were approximately $0.1 million and $0.8 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Contingent Earnout Adjustment

There were no contingent earnout adjustments during the nine months ended September 30, 2023 . The contingent earnout adjustment for the nine months ended September 30, 2022 reflects an increase in the contingent earnout liability of approximately $1.5 million. The third and final tranche of the contingent earnout was earned during the nine months ended September 30, 2022, and no future contingent earnout adjustments will be recorded.

Write-off of Equity Interest and Preexisting Relationships Upon Acquisition of Control

Write-off of equity interest and preexisting relationships upon acquisition of control for the nine months ended September 30, 2023 and 2022 was none and approximately $2.0 million, respectively. Such expense represents the Company’s write-off of the intangible assets related to the SSGT II advisory agreement and property management contracts due to the termination of such contracts as a result of the SSGT II Merger.

Gain On Equity Interests Upon Acquisition

Gain on equity interests upon acquisition for the nine months ended September 30, 2023 and 2022 was none and approximately $16.1 million, respectively. The gain was related to recording the fair value of our preexisting special limited partnership interest in SSGT II in connection with the SSGT II Merger.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the nine months ended September 30, 2023 and 2022 were approximately $1.2 million and $0.6 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the nine months ended September 30, 2023 and 2022 were approximately $0.9 million and $0.6 million, respectively. Losses from our equity method investments in Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the nine months ended September 30, 2023 and 2022 was approximately $2.4 million and $1.4 million of income, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The change of approximately $1.0 million is largely due to increased interest income from our loans to SSGT III and SST VI, as such investments increased year over year, slightly offset by unfavorable foreign currency related adjustments and increased franchise and other tax related expense.

Interest Expense

Interest expense for the nine months ended September 30, 2023 and 2022 was approximately $45.5 million and $28.2 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately $17.4 million is primarily attributable to an increase in rates on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the nine months ended September 30, 2023 and 2022 were none and approximately $2.4 million, respectively. The net loss on debt extinguishment for the nine months ended September 30,

2022 is attributable to the write-off of unamortized debt issuance costs and debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022.

Income Tax (Expense) Benefit

Income tax for the nine months ended September 30, 2023 and 2022 was approximately $0.9 million of benefit and $0.4 million of benefit, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax. The change is primarily due to the release of a valuation allowance on certain of our deferred tax assets related to our non-capital losses at some of our Canadian properties. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - nine months ended September 30, 2023 and 2022

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2022, excluding two other properties) for the nine months ended September 30, 2023 and 2022. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2023	2022	% Change	2023	2022	% Change	2023		2022	% Change
Revenue (1)	$139,238,159	$131,824,735	5.6%	$17,018,485	$9,475,656	N/M	$156,256,644		$141,300,391	10.6%
Property operating expenses (2)	42,593,057	39,029,073	9.1%	6,739,801	3,697,502	N/M	49,332,858		42,726,575	15.5%
Net operating income	$96,645,102	$92,795,662	4.1%	$10,278,684	$5,778,154	N/M	$106,923,786		$98,573,816	8.5%
Number of facilities	137	137		16	16		153		153
Rentable square feet (3)	10,384,940	10,366,585		1,428,145	1,428,145		11,813,085	(6)	11,794,730
Average physical occupancy (4)	93.2%	95.0%	-1.8%	N/M	N/M	N/M	92.8%		94.4%	-1.6%
Annualized rent per occupied square foot (5)	$20.07	$18.55	8.2%	N/M	N/M	N/M	$19.82		$18.45	7.4%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet as of September 30, 2023 and 2022. On a same-store basis, for the same periods, parking represented approximately 940,000 square feet.
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
(6)
Our San Gabriel Property was excluded from these statistics, as it only began formal operations in October of 2023.

Our same-store revenue increased by approximately $7.4 million, or approximately 5.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to higher annualized rent per occupied square foot of approximately 8.2%, partially offset by an approximately 1.8% decrease in average occupancy. The increase in property operating expenses is primarily attributable to compensation related expenses, property insurance, and property tax.

The following table presents a reconciliation of net income as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
Net income (loss)	$9,290,680	$19,529,105
Adjusted to exclude:
Tenant Protection Program revenue(1)	(5,826,422)	(5,533,667)
Managed REIT Platform revenue	(9,115,093)	(5,877,454)
Managed REIT Platform expenses	2,538,073	1,732,710
General and administrative	19,995,770	21,114,475
Depreciation	40,075,331	36,155,008
Intangible amortization expense	5,487,187	13,222,791
Acquisition expenses	118,229	780,684
Contingent earnout adjustment	—	1,514,447
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682
Gain on equity interest upon acquisition	—	(16,101,237)
Equity in earnings (losses) from investments in JV Properties	1,215,114	611,526
Equity in earnings (losses) from investments in Managed REITs	893,793	647,548
Other, net	(2,376,138)	(1,444,061)
Interest expense	45,533,886	28,181,026
Net loss on extinguishment of debt	—	2,393,475
Income tax expense	(906,624)	(402,242)
Total net operating income	$106,923,786	$98,573,816

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $5.1 million and $5.1 million of Tenant Protection Program revenue was earned at same-store facilities during the nine months ended September 30, 2023 and 2022, respectively, with the remaining approximately $0.7 million and $0.4 million earned at non same-store facilities during the nine months ended September 30, 2023 and 2022, respectively.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations (“FFO”), is a non-GAAP financial metric promulgated by the National Association of Real Estate Investment Trusts (NAREIT) that we believe is an appropriate supplemental measure to reflect our operating performance. We define FFO consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and real estate related asset impairment write downs, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Additionally, gains and losses from change in control are excluded from the determination of FFO. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

The following is a reconciliation of net loss (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net income (loss) (attributable to common stockholders)	$(635,803)	$(1,270,207)	$(1,632,362)	$7,651,780
Add:
Depreciation of real estate	13,164,070	12,938,956	39,331,373	35,420,113
Amortization of real estate related intangible assets	1,658,610	4,776,068	5,267,854	12,722,904
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	648,974	411,257	1,748,233	1,069,986
Deduct:
Gain on equity interests upon acquisition (1)	—	—	—	(16,101,237)
Adjustment for noncontrolling interests (2)	(1,812,157)	(1,973,133)	(5,411,372)	(3,514,091)
FFO (attributable to common stockholders)	$13,023,694	$14,882,941	$39,303,726	$37,249,455
Other Adjustments:
Intangible amortization expense - contracts (3)	73,181	73,866	219,333	499,887
Acquisition expenses (4)	75,933	77,813	118,229	780,684
Acquisition expenses and foreign currency losses, net from unconsolidated entities	(26,568)	70,634	93,606	122,590
Casualty loss due to hurricane	—	350,000	—	350,000
Contingent earnout adjustment (5)	—	200,626	—	1,514,447
Write-off of equity interest and preexisting relationships upon acquisition of control	—	—	—	2,049,682
Accretion of fair market value of secured debt	3,230	3,230	9,689	(38,968)
Net loss on extinguishment of debt (6)	—	—	—	2,393,475
Foreign currency and interest rate derivative (gains) losses, net (7)	95,852	(808,077)	(226,507)	(731,805)
Adjustment to deferred tax assets and liabilities (3)	(1,342,137)	(116,213)	(1,527,275)	(915,336)
Offering related expenses (8)	—	95,243	—	1,483,003
Adjustment for noncontrolling interests in our Operating Partnership (2)	131,366	30,953	154,553	(845,727)
FFO, as adjusted (attributable to common stockholders)	$12,034,551	$14,861,016	$38,145,354	$43,911,387
FFO (attributable to common stockholders)	$13,023,694	$14,882,941	$39,303,726	$37,249,455
Net income attributable to the noncontrolling interests in our Operating Partnership	359,862	128,223	1,097,021	2,290,186
Adjustment for noncontrolling interests in our Operating Partnership(2)	1,812,157	1,973,133	5,411,372	3,514,091
FFO (attributable to common stockholders and OP unit holders)	$15,195,713	$16,984,297	$45,812,119	$43,053,732
FFO, as adjusted (attributable to common stockholders)	$12,034,551	$14,861,016	$38,145,354	$43,911,387
Net income attributable to the noncontrolling interests in our Operating Partnership	359,862	128,223	1,097,021	2,290,186
Adjustment for noncontrolling interests in our Operating Partnership(2)	1,680,791	1,942,180	5,256,819	4,359,818
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$14,075,204	$16,931,419	$44,499,194	$50,561,391

(1) This gain relates to the mark up in fair value of our preexisting equity interests in SSGT II as a result of our acquisition of control in the SSGT II Merger.

(2) This represents the portion of the above stated adjustments in the calculations of FFO and FFO, as adjusted, that are attributable to our noncontrolling interests.

(3) These items represent the amortization, accretion, or adjustment of intangible assets or deferred tax assets and liabilities.

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

FFO, as adjusted declined compared to the same period in the prior year primarily as a result of increased interest expense. The reduction was partially offset by increased property net operating income, and to a lesser extent, increased interest income from loans to our Managed REITs.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
Net cash flow provided by (used in):
Operating activities	$68,713,232	$69,774,065	$(1,060,833)
Investing activities	3,488,376	(173,524,492)	177,012,868
Financing activities	(74,211,900)	110,385,196	(184,597,096)

Cash flows provided by operating activities for the nine months ended September 30, 2023 and 2022 were approximately $68.7 million and $69.8 million, respectively, a decrease of approximately $1.1 million. The decrease in cash provided by our operating activities is primarily the result of a decrease of approximately $1.9 million in net income when excluding the impact of non-cash items.

Cash flows provided by investing activities for the nine months ended September 30, 2023 were approximately $3.5 million, and cash flows used by investing activities for the nine months ended September 30, 2022 were approximately $173.5 million, a change of approximately $177.0 million. The reduction in cash used in investing activities primarily relates to net cash inflows of $32.5 million compared to net cash outflows of $18.2 million related to our investments in the Managed REITs during the nine months ended September 30, 2023 and 2022, respectively. Additionally, there were approximately $15.6 million of cash outflows used during the nine months ended September 30, 2023 to acquire real estate, compared to approximately $138.1 million used during the nine months ended September 30, 2022 to acquire real estate and to complete the SSGT II Merger.

Cash flows used in financing activities for the nine months ended September 30, 2023 were approximately $74.2 million, and cash flows provided by financing activities for the nine months ended September 30, 2022 were approximately $110.4 million, a change of approximately $184.6 million. The change in financing activities is primarily attributable to debt borrowings, net of paydowns which used approximately $14.0 million of cash during the nine months ended September 30, 2023 compared to approximately $166.9 million of cash provided during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, property developments and improvements, investments in our Managed REITs, and distributions to our Series A Convertible Preferred stockholder, limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

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

Common Stock Distributions

On August 22, 2023, our board of directors declared a distribution rate for the month of September 2023 of approximately $0.04932 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on September 30, 2023. Such distributions payable to each stockholder of record will be paid the following month.

On September 27, 2023, our board of directors declared a distribution rate for the month of October 2023 of approximately $0.05096 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on October 31, 2023. Such distributions payable to each stockholder of record will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Distributions paid in cash — common stockholders	$31,894,638		$34,911,540
Distributions paid in cash — noncontrolling interests	6,735,992		5,264,528
Distributions paid in cash — preferred stockholders	9,349,315		9,349,315
Distributions reinvested	11,875,479		5,243,398
Total distributions	$59,855,424		$54,768,781
Source of distributions
Cash flows provided by operations	$59,855,424	100%	$54,768,781	100%
Total sources	$59,855,424	100%	$54,768,781	100%

From our inception through September 30, 2023, we paid cumulative distributions of approximately $380.6 million, of which approximately $304.3 million were paid to common stockholders, as compared to cumulative FFO (attributable to common stockholders) of approximately $107.8 million.

For the nine months ended September 30, 2023, we paid distributions of approximately $59.9 million, of which approximately $43.8 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $39.3 million.

For the nine months ended September 30, 2022, we paid distributions of approximately $54.8 million, of which approximately $40.1 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $37.2 million.

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

Indebtedness

As of September 30, 2023, our net debt was approximately $1,055 million, which included approximately $441 million in fixed rate debt and approximately $618 million in variable rate debt, less approximately $0.1 million in debt discount and approximately $3.7 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

Additionally, we are party to a master mortgage commitment agreement (the “SmartCentres Financing”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. As of September 30, 2023, approximately $124.2 million CAD or approximately $91.4 million in USD, was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the SmartCentres joint venture properties. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information regarding the SmartCentres Financing.

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

The following table presents the future principal payment requirements on outstanding debt as of September 30, 2023 :

2023	$674,385
2024	370,936,183
2025	2,869,187
2026	341,916,100
2027	48,105,557
2028 and thereafter	294,500,000
Total payments	$1,059,001,412

As of September 30, 2023, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.1 million and $2.6 million during the years ending December 31, 2023 and 2024, respectively.

As of September 30, 2023, pursuant to the SSGT III Mezzanine Loan we were potentially required to fund an additional $9.5 million in debt to SSGT III, at the option of the borrower. See Note 10 – Related Party Transactions, of the Notes to the Consolidated Financial Statements for more information about our obligations under these agreements.

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

As of September 30, 2023, our net debt was approximately $1,055 million, which included approximately $441 million in fixed rate debt and approximately $618 million in variable rate debt, less approximately $0.1 million in debt discount and approximately $3.7 million in net debt issuance costs. As of December 31, 2022, our net debt was approximately $1,068 million, which included approximately $443 million in fixed rate debt, approximately $630 million in variable rate debt and approximately $0.1 million in net debt premium less approximately $4.5 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $2.3 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt	$674,385	$2,734,895	$2,869,187	$91,916,100	$48,105,557	$294,500,000	$440,800,124
Average interest rate(1)	4.69%	4.69%	4.69%	4.77%	4.93%	5.07%
Variable rate debt	$—	$368,201,288	$—	$250,000,000	$—	$—	$618,201,288
Average interest rate(1)	7.04%	7.02%	7.01%	7.01%	N/A	N/A

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2023, excluding the impact of interest rate derivatives. (See Note 5 – Debt for additional information.) Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2023.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended September 30, 2023, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 31, 2023	478,473	$15.21	478,473	3,808,489	(1)
August 31, 2023	—	$—	—	3,808,489	(1)
September 30, 2023	—	$—	—	3,808,489	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and nine months ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: November 14, 2023	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)