Form 10-K
period 2023-12-31
SmartStop Self Storage REIT, Inc.
filed 2024-03-18
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 13, 2024, there were 88,777,145 outstanding shares of Class A common stock and 8,115,510 outstanding shares of Class T common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders. The registrant’s Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.
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

Business Objectives and Strategy

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2023, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on rentable square footage. As of December 31, 2023, our wholly-owned portfolio consisted of 154 operating self storage properties diversified across 19 states and Canada comprising approximately 104,000 units and 11.9 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which consisted of eight operating self storage properties, two parcels of land currently under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private REIT ("SSGT III" and together with SST VI, the "Managed REITs"), and manage one additional self storage property, all of which pay us fees to manage these programs and manage their 32 operating self storage properties (as of December 31, 2023).

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured debt financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada both internally and through our Managed REITs, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire undermanaged facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of December 31, 2023, 32 operating properties and approximately 25,400 units and approximately 2.8 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

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

Joint Ventures

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, in connection with the Self Administration Transaction (as defined below), we acquired a joint venture arrangement with SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), pursuant to which we and SmartCentres work together to identify primarily self storage development opportunities in certain regions in Canada. On March 17, 2021, we acquired six SmartCentres joint venture properties in the SST IV Merger (as defined below). On June 1, 2022, we acquired three SmartCentres joint ventures in the SSGT II Merger (as defined below). Additionally, on May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we and SmartCentres intend to develop into a self storage facility in the future. On January 12, 2023 we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, acquired a parcel of land in Whitby, Ontario (the "Whitby Property"), that we and SmartCentres intend to develop into a self storage facility in the future. Generally, SmartCentres has been responsible for the development of the properties and we have been responsible for the operation of the facilities upon completion. For more information, please see Note 4 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements.

Completed Transactions

SST IV Merger

On March 17, 2021, we closed on an all-stock merger with SST IV (the “SST IV Merger”).

As a result, we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in 9 states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (the “SST IV JV Properties”). As of the merger date, the SST IV JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities, jointly owned with subsidiaries of SmartCentres. As of December 31, 2023, all of the development joint venture properties had been completed and had begun operations.

As a result of the SST IV Merger, approximately 23.1 million shares of SmartStop class A common stock ("Class A Shares") were issued in exchange for approximately 10.6 million shares of SST IV common stock.

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the "SSGT II Merger").

As a result, we acquired all of the real estate owned by SSGT II, consisting of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. As of the merger date, the unconsolidated real estate ventures consisted of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire and subsequently closed on (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property located in Southern California. As of December 31, 2023, one of the development joint venture properties had been completed and had begun operations.

As a result of the SSGT II Merger, approximately 11.5 million shares of SmartStop Class A common stock ("Class A Shares") were issued in exchange for approximately 12.7 million shares of SSGT II common stock.

2032 Private Placement Notes

On April 19, 2022, we as guarantor, and SmartStop OP, L.P. (our "Operating Partnership") as issuer, entered into a note purchase agreement (the "Note Purchase Agreement"), pursuant to which we issued $150 million of Senior Notes due April 19, 2032 (the "2032 Private Placement Notes"). The proceeds were used primarily to pay off existing debt and to pay off certain existing indebtedness of SSGT II in connection with the SSGT II Merger. See Note 5 – Debt of the Notes to the Consolidated Financial Statements, for more information.

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

On February 22, 2024, we entered into an amended and restated revolving credit facility with KeyBank (the "2024 Credit Facility"). The 2024 Credit Facility replaces the Credit Facility we entered into on March 17, 2021, and has a maturity date of February 22, 2027. See Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements, for more information.

See Note 5 – Debt of the Notes to the Consolidated Financial Statements, for more information.

Self Administration Transaction

On June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), along with certain other assets of SAM (collectively, the “Self Administration Transaction”). As a result of the Self Administration Transaction, we became self-managed and now, through our subsidiaries, serve as the sponsor of the Managed REITs. In addition, we have the internal capability to originate, structure and manage additional investment products (the “Managed REIT Platform”) which would be sponsored by SRA, our indirect subsidiary. See Note 10 – Related Party Transactions of the Notes to the Consolidated Financial Statements, for more information.

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2023, we had sold approximately 7.2 million Class A Shares and approximately 1.0 million Class T Shares for approximately $77.8 million and $11.1 million, respectively, in our DRP Offering.

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

Net Asset Value

On January 15, 2024, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved an estimated net asset value per share of our common stock of $15.25 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2023.

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

The self storage industry is highly fragmented, with owners and operators ranging from individual property owners to institutional investors and large, publicly traded REITs. According to the 2023 Self Storage Almanac, there are approximately 51,000 primary self storage facilities in the U.S. representing a total of 2.0 billion rentable square feet. The largest 100 operators manage approximately 59% of net rentable square footage, but only 35% of all U.S.-based self storage properties. The five publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, and National Storage Affiliates Trust, which collectively operate approximately 22% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimates that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects.

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

Employees and Human Capital

As of December 31, 2023, we had approximately 500 employees, none of which are represented by a collective bargaining agreement. We continually assess and strive to enhance employee satisfaction and engagement. We believe our relationship with our employees is good and that we provide them with adequate flexibility to meet personal and family needs. We also appreciate the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary and bonuses) and benefits packages to our employees. Further, from professional development opportunities to leadership training, we have development programs and on-demand opportunities to cultivate talent throughout our organization.

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

Available Information

We make available on the “Information – SEC Filings” subpage of our website (www.investors.smartstopselfstorage.com) free of charge our annual reports on Form 10-K, including this report, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Information – Governance” subpage of our website. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K

ITEM 1A. RISK FACTORS

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

We recorded a net loss attributable to our common stockholders of approximately $2.7 million for the fiscal year ended December 31, 2023. We have historically incurred net losses attributable to our common stockholders and cannot guarantee that we will not incur future operating losses. Our accumulated deficit was approximately $167.3 million as of December 31, 2023.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

We have paid distributions from sources other than cash flow from operations in the past and are not prohibited from doing so again in the future. In the future we may borrow funds, issue additional securities, or sell assets in order to fund our distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from sources other than cash flow from operations, then we will have fewer funds available for acquisition of properties or working capital, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

The Preferred Investor also has, upon the occurrence of certain events, the right to convert any or all of the Series A Convertible Preferred Stock held by the Preferred Investor into shares of our common stock. The issuance of common stock upon conversion of the Series A Convertible Preferred Stock would result in dilution to our common stockholders. As of December 31, 2023, we had $200 million of Series A Convertible Preferred Stock outstanding, which would represent approximately 16% of our common stock on an as converted, fully diluted basis. See Note 6 – Preferred Equity, of the Notes to the Consolidated Financial Statements, for more information.

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

On January 15, 2024, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $15.25. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of September 30, 2023. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of September 30, 2023. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

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

During 2020, with the emergence of the COVID-19 Pandemic and the resulting volatility and disruptions of the economy and capital markets, and the ability of our Managed REITs to raise additional equity in light of the foregoing, we recorded various impairments to goodwill and other intangible assets, related to our Managed REITs. Potential additional future impairments of goodwill or other intangible assets, including trademarks and other acquired intangibles, resulting from the Self Administration Transaction could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.

Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We are currently required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and, in the future, if we were to become an accelerated filer or large accelerated filer, we may be required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. To date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures, but not for the purpose of expressing an opinion (as is required pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002) on the effectiveness of our internal control over financial reporting. If a material weakness or significant deficiency was to be identified in our internal control over financial reporting, we may also identify deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover deficiencies or weaknesses, we will make efforts to improve our internal controls over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal controls over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information.

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

We consummated the SST IV Merger in March 2021 and the SSGT II Merger in June 2022. We will likely continue to expand our operations through additional mergers, acquisitions and other strategic transactions, including such transactions with affiliated real estate programs or Managed REITs, some of which may involve complex challenges. Our future success will depend, in part, upon the merger consideration negotiated by our special committees appointed by our board of directors in connection with these affiliated mergers, our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs and service quality, and maintaining other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits. Moreover, we assumed the liabilities of SST IV and SSGT II in connection with the respective mergers. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.

In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. While we have policies in place that are intended to prevent or address such issues, we cannot be assured that such policies will adequately prevent or mitigate the foregoing concerns and any associated harm. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our clients, business partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past settled and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.

Privacy concerns could result in regulatory changes that may harm our business.

The California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. Additionally, an amendment to the CCPA, the California Privacy Rights Act (the “CPRA”) went into effect on January 1, 2023, with a lookback to January 1, 2022. While the CPRA modifications are not finalized, the current proposed amendment significantly modifies the CCPA and imposes additional data protection obligations on companies doing business in California. The CCPA, as amended by the CPRA, is intended to protect consumer privacy rights, and, among other things, provide California residents with the ability to know what information companies collect about them, to request, in certain circumstances, the deletion of such information, and to affirmatively opt out of the sale or “sharing” of their personal information. We cannot yet predict the full impact of the CCPA, as amended by the CPRA, or any rules or regulations promulgated thereunder, nor can we predict the full impact of any interpretations thereof. While we have developed processes and notices that are intended to comply in all material respects with applicable CCPA and CPRA requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Other states including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia have also considered or are considering privacy laws similar to the CCPA and the CPRA, and a federal consumer privacy law has also been proposed. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA or the CPRA, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

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

Our Chief Executive Officer has direct and indirect beneficial ownership in our Operating Partnership and shares of our common stock, and therefore may face conflicts with regard to his fiduciary duties to us and his fiduciary duties to the entity which holds such interests, including conditions pertaining to redemption of our common stock or the limited partnership interests and voting matters related to such interests.

As of December 31, 2023, our Chief Executive Officer had direct and indirect beneficial ownership in units of our Operating Partnership and shares of our common stock (including as a controlling person of SAM, our former sponsor) representing an approximately 9.4% interest in the Operating Partnership and 0.6% of our common stock, respectively. Such OP units may be exchanged for our common stock in the future. In addition, in certain circumstances such as a merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or amendment to our charter, in each case where the vote of our stockholders is required under Maryland law, the consent of our Operating Partnership will also be required, which could result in our Chief Executive Officer being able to influence such matters submitted to a vote of our stockholders. This may result in an outcome that may not be favorable to our stockholders. Our Chief Executive Officer may also make decisions on behalf of SAM related to redemptions of either its OP units or its common stock which may negatively impact our stockholders.

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

We own the entities that serve as the sponsor and advisor to the Managed REITs, which have investment objectives similar to ours, and we may be buying properties at the same time as one or more of the Managed REITs, or other programs managed by us, our officers, our key personnel or our subsidiaries (the “Other Programs”). Accordingly, we will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which the Managed REITs may be or become involved. SST VI is a public non-traded Managed REIT which began operations in early 2021 that invests in self storage properties and has assets of approximately $560 million as of December 31, 2023, and SSGT III is a private Managed REIT which began operations in May 2022 that invests in self storage properties and had assets of approximately $180 million as of December 31, 2023.

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

We have provided and may continue to provide financial support to the Managed REITs in the form of mezzanine loans, preferred equity investments, and other strategic investments. As of March 13, 2024, we had an aggregate of approximately $17.0 million in outstanding loans to the Managed REITs. Additionally, we had previously invested an aggregate of approximately $15.0 million in the form of preferred units of the Managed REITs’ operating partnerships, which were redeemed. If the Managed REITs are unable to raise sufficient additional capital or produce adequate funds from operations, they may not be able to repay such loan amounts. As a result, the amounts loaned or invested may remain unavailable to us longer than expected, which could have a negative impact on our liquidity and could result in us pursuing additional capital in the form of additional debt or equity issuances. If we are unable to acquire additional capital, our financial condition, cash flow, and the amount available for distributions to our common stockholders could be adversely affected.

We are obligated under the Sponsor Funding Agreement to fund up to $70 million for the upfront sales load in the SST VI public offering, which may limit our ability to make investments and/or fund distributions to our stockholders or use for other working capital purposes, and there is no guarantee that we will receive a return on this investment.

On November 1, 2023, we (through our indirect subsidiary, SmartStop REIT Advisors, LLC, or “SRA”) entered into a Sponsor Funding Agreement with SST VI and its operating partnership and we agreed to fund the payment of (i) the upfront

3% sales commission for the sale of shares of SST VI’s Class Y common stock (the “Class Y Shares”) sold in the SST VI public offering, (ii) the upfront 3% dealer manager fee for the Class Y Shares sold in the SST VI public offering, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y Shares and shares of SST VI’s Class Z common stock (the “Class Z Shares”) sold in the SST VI public offering. SRA also reimbursed SST VI in cash to cover the dilution from certain one-time stock dividends which were issued by SST VI to existing stockholders in connection with the sponsor funding changes to the SST VI public offering, which reimbursement was approximately $6.6 million. Additionally, if SST VI were to sell the maximum amount under its offering of $1.0 billion, assuming the sale of all Class Y Shares consisting of a 7% front end sales load, the maximum commitment of SRA pursuant to the Sponsor Funding Agreement is approximately $70 million, excluding the reimbursement for the one-time stock dividend of approximately $6.6 million.

In consideration for SRA providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, the SST VI operating partnership will issue a number of Series C Subordinated Convertible Units of limited partnership interest in the SST VI operating partnership (the “Series C Units”) to SRA equal to the dollar amount of such funding divided by the then-current offering price for the Class Y Shares and Class Z Shares sold in the SST VI public offering, which will initially be $9.30 per share. The Series C Units are subordinated such that SRA is not entitled to distribution, liquidation, voting or other rights to participate in SST VI’s operating partnership, unless and until such units are converted into class A units of their operating partnership. The Series C Units shall automatically convert into class A units on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the Class Y Shares and Class Z Shares, calculated net of the value of the Series C Units to be converted.

We are obligated to fund up to $70 million pursuant to the Sponsor Funding Agreement, which may limit our ability to make other investments and/or fund distributions to our stockholders or use for other working capital purposes. In addition, there is no guarantee that the Series C Units will convert into class A units or that we will receive a return on this investment.

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

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We have encountered in the past, and we may also encounter in the future unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis, such as the COVID-19 outbreak. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

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

We face risks related to an epidemic, pandemic or other health crisis, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We face risks related to an epidemic, pandemic or other health crisis, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Our rental revenue and operating results depend significantly on the demand for self storage space. If such an event causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as protection plans, tenant insurance or similar programs. Further, if such an event results in reductions in the ability and willingness of customers to visit our facilities, we could experience reduced rental revenue and ancillary operating revenue produced by our facilities. Concerns and changes in behavior as a result of such an event could also impact the availability of site-level personnel, which could adversely affect our ability to adequately manage our facilities. The ultimate extent of the impact of such an event on our business, financial condition, liquidity, results of operations and prospects will be driven primarily by the duration, spread, and severity of the event itself, as well as the duration of indirect economic impacts and potential longer term changes in consumer behavior, all of which are uncertain and difficult to predict. As a result, we are unable to estimate the effect of these factors on our business, financial condition, liquidity, results of operations and prospects at this time

Risks Related to Investments in Real Estate

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For 2023, approximately 23%, 20%, and 10% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively.

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

Property taxes and insurance premiums may increase, which would adversely affect our net operating income and cash available for distributions.

Each of the properties we acquire will be subject to real property taxes and insurance premiums, including property insurance, liability insurance, and, in some cases, earthquake insurance. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. In addition, state or local governments may increase tax rates or assessment levels. Further, insurance premiums have recently increased and may continue to increase due to various factors, including inflation and natural disasters. Increases in real property taxes and insurance premiums will adversely affect our net operating income and cash available for distributions.

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

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. In particular, we have a Credit Facility with KeyBank, National Association of up to $700 million, of which approximately $568.7 million was outstanding as of December 31, 2023. We are also party to the Note Purchase Agreement, whereby we issued to the purchasers an aggregate of $150 million of secured notes payable. At issuance, the notes carried a fixed interest rate of 4.53%, which increased to 5.28% as a result of certain leverage thresholds. The notes will continue to accrue interest at a rate of 5.28% until certain leverage thresholds are met for two consecutive fiscal quarters, at which point, the rate will revert to 4.53% and remain at that interest rate through maturity. The credit facility and the notes are subject to a series of financial and other covenants. See Note 5 – Debt, for additional information. We may also incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at the regular corporate rate, which would reduce our net earnings available for investment or distribution to stockholders. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. In addition, we would no longer be required to make distributions to stockholders, and distributions we do make would no longer qualify for the dividends paid deduction. In addition, if we fail to qualify as a REIT, we may be required to repurchase the Series A Convertible Preferred Stock. If this occurs, we may be required to borrow funds or liquidate some investments in order to pay the applicable tax and redeem holders of the Series A Convertible Preferred Stock.

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

If our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are tax-exempt entities, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We take a comprehensive approach to cybersecurity and prioritize the security and integrity of our data, including those of our customers and other stakeholders, as a top priority. Our board of directors (in particular our audit committee) and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make appropriate investments to maintain the security and integrity of our data. There can be no guarantee that our established policies, standards, processes and practices will be properly followed in every instance or that they will be effective at mitigating all cybersecurity threats. Although our risk factors include further detail about the material cybersecurity risks we face, we believe that risks from cybersecurity threats, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management process and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards and best practices. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our board of directors in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known security vulnerabilities, and other external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and updates are presented to our board of directors and members of management, as appropriate.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and other developing cybersecurity practices.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to evaluate the effectiveness of those plans. Our incident response and recovery plans address and guide our response to a cybersecurity incident.

Third-Party Risk Management

We have implemented processes designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in our risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness

We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual certifications of our policies as well as periodic security training to enhance employee awareness of how to detect and respond to cybersecurity threats.

ITEM 2. PROPERTIES

As of December 31, 2023, we owned 154 operating self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington and Wisconsin) and Canada, comprising approximately 104,000 units and approximately 11.9 million rentable square feet.

See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2023, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.4%	90.7%	0.7%
Arizona	4	3,130	329,100	2.8%	91.3%	2.6%
California	30	19,985	2,108,400	17.7%	88.8%	20.1%
Colorado	8	4,550	493,085	4.1%	90.5%	3.7%
Florida	26	19,870	2,363,100	19.9%	92.5%	22.7%
Illinois	6	3,785	429,500	3.6%	91.9%	3.0%
Indiana	2	1,030	112,700	0.9%	92.5%	0.6%
Massachusetts	1	840	93,200	0.8%	91.3%	1.9%
Maryland	2	1,610	169,500	1.4%	91.8%	1.4%
Michigan	4	2,220	266,100	2.2%	94.2%	1.8%
New Jersey	2	2,350	205,100	1.7%	87.9%	1.7%
Nevada	9	7,160	865,000	7.4%	93.2%	6.6%
North Carolina	19	9,190	1,204,900	10.1%	91.6%	8.2%
Ohio	5	2,310	279,700	2.3%	91.3%	1.5%
South Carolina	3	1,940	246,000	2.1%	92.2%	1.6%
Texas	12	6,960	919,300	7.7%	93.3%	6.9%
Virginia	1	830	71,100	0.6%	88.6%	0.9%
Washington	5	3,427	390,545	3.3%	91.7%	3.3%
Wisconsin	1	780	83,400	0.7%	91.1%	0.5%
Ontario, Canada	13	10,610	1,110,655	9.3%	92.6%	10.3%
Total	154	103,667	11,903,685	100%	91.6%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,400 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,017,000 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2023.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2023.

Additionally, we own our office located at 10 Terrace Rd, Ladera Ranch, California (the “Ladera Office”) which houses our corporate headquarters.

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating properties as of December 31, 2023. As a result of the SSGT II Merger, we ultimately acquired four self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, two of which were operational and two of which were under development as of December 31, 2023.

On May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we and SmartCentres intend to develop into a self storage facility in the future.

These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In accordance with such agreements, we intend to fund development costs of up to approximately $12.8 million as early as 2024 and 2025.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures in the Greater Toronto Area, Canada as of December 31, 2023 and 2022:

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of December 31, 2023	Carrying Value of Investment as of December 31, 2022
Dupont (1)	October 2019	$3,974,813	$4,245,434
East York (2)	June 2020	5,662,757	6,039,951
Brampton (2)	November 2020	1,974,811	2,166,186
Vaughan (2)	January 2021	2,297,273	2,625,089
Oshawa (2)	August 2021	1,274,680	1,506,798
Scarborough (2)	November 2021	2,342,720	2,364,175
Aurora (1)	December 2022	2,480,800	2,546,407
Kingspoint (2)	March 2023	3,947,014	3,342,969
Markham (1)	Under Development	2,063,919	1,038,541
Regent (3)	Under Development	2,737,202	2,646,532
Whitby (4)	Under Development	7,075,611	-
		$35,831,600	$28,522,082
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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 13, 2024, we had approximately 88.8 million Class A Shares outstanding and approximately 8.1 million Class T Shares outstanding, held by a total of approximately 19,000 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on January 9, 2017. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares. On March 7, 2022, our board of directors approved the suspension of our distribution reinvestment plan and share redemption program. On March 16, 2023, the distribution reinvestment plan was fully reinstated and the share redemption program was partially reinstated to allow for redemptions solely sought in connection with a stockholder's death, "qualifying disability" (as that term is defined in the share redemption program), confinement to a long-term care facility, or other exigent circumstances. All other redemptions remain suspended at this time. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

Determination of Estimated Per Share Net Asset Value

On January 15, 2024, our board of directors (the “Board”), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established an estimated net asset value per share (“Estimated Per Share NAV”). The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2023 (the “Valuation Date”). We provided this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231, with respect to customer account statements. This valuation was performed in accordance with the provisions of the Institute for Portfolio Alternatives Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued in April 2013 (the “IPA Valuation Guidelines”).

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

The Estimated Per Share NAV was determined after consultation with our management and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the Committee. Stanger prepared an appraisal report (the “Stanger Appraisal Report”) summarizing key information and assumptions and providing an appraised value range on 156 wholly-owned properties and eight properties held in unconsolidated joint ventures in our portfolio as of September 30, 2023 (collectively, the “Stanger Appraised Properties”). Stanger also prepared a net asset value report (the “Stanger NAV Report”) which estimates the net asset value range per share of each of our Class A common stock and Class T common stock as of September 30, 2023. The Stanger NAV Report relied upon: (i) the Stanger Appraisal Report for the Stanger Appraised Properties; (ii) Stanger’s estimated value range of our advisory, asset management and property management businesses and certain joint ventures (the “Managed REIT Platform”); (iii) Stanger’s estimated fair market value of our secured mortgage debt and other debt outstanding; (iv) Stanger’s estimated value range of our unconsolidated joint ventures (the “Unconsolidated Joint Ventures”); and (v) our estimate of the value of our cash, other assets, and liabilities, to calculate an estimated net asset value range per share of our common stock. The process for estimating the value of our assets and liabilities was performed in accordance with the provisions of the IPA Valuation Guidelines.

After considering all information provided, including the Committee’s receipt and review of the Stanger Appraisal Report and the Stanger NAV Report (the “Reports”), and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $14.14 to $16.46, with a mid-point estimated value per share of $15.25, as indicated in the Stanger NAV Report was reasonable and recommended to the Board that it adopt $15.25 as the Estimated Per Share NAV for our Class A shares and Class T shares.

The table below sets forth the calculation of our Estimated Per Share NAV as of September 30, 2023 and our previous estimated value per share as of September 30, 2022:

	September 30,	September 30,
Assets	2023	2022
Real Estate Properties	$2,726,668,843	$2,713,719,123
Additional assets
Cash	34,239,378	41,193,848
Restricted Cash	9,572,290	8,673,253
Investments in Unconsolidated JV's	77,773,171	53,382,222
Other assets	53,380,943	68,191,538
Managed REIT Platform	146,800,000	124,780,000
Total Assets	$3,048,434,625	$3,009,939,984
Liabilities
Debt	$1,059,001,412	$1,043,438,537
Mark-to-market on mortgage debt	(38,510,001)	(37,004,302)
Accounts payable and accrued liabilities	40,711,053	29,981,882
Due to affiliates	84,000	409,730
Distributions payable	8,927,504	9,088,802
Total Liabilities	$1,070,213,968	$1,045,914,649
Net Asset Value	1,978,220,657	1,964,025,335
Preferred Equity (1)	-	-
Net Asset Value to Common	$1,978,220,657	$1,964,025,335
Net Asset Value for Class A shares	$1,854,366,321	$1,841,027,171
Number of Class A shares outstanding(1)(2)	121,589,335	121,023,898
Estimated value per Class A share	$15.25	$15.21
Net Asset Value for Class T shares	$123,854,336	$122,998,164
Number of Class T shares outstanding	8,121,031	8,085,550
Estimated value per Class T share	$15.25	$15.21

(1)
The outstanding shares of our Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) are convertible into shares of our Class A common stock on or after the second anniversary of the effective date (October 29, 2021) of that certain preferred stock purchase agreement by and between us and Extra Space Storage LP (the “Preferred Stock Purchase Agreement”). Upon a liquidation, the holder of the Series A Convertible Preferred Stock would receive the greater of the Liquidation Amount (as defined in the Preferred Stock Purchase Agreement) or the amount that would have been payable upon conversion of the Series A Convertible Preferred Stock into shares of our Class A common stock. For purposes of this analysis, Stanger assumed the conversion of the Series A Convertible Preferred Stock into shares of our Class A common stock based on the conversion price, as described in the Preferred Stock Purchase Agreement, of $10.66.
(2)
Includes outstanding units in SmartStop OP, L.P., our operating partnership (the “Operating Partnership”) (“OP Units”) and unvested restricted stock and unvested OP Units issued to our directors and management.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the Board considered the recommendation of the Committee, the Reports provided by Stanger and information provided by us. Our goal in calculating the Estimated Per Share NAV is to arrive at a value that is reasonable and supportable using what the Committee and the Board each deems to be appropriate valuation methodologies and assumptions.

FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its Estimated Per Share NAV. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets less its liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated asset values may not, however, represent current market value or book value. The estimated value range of the Stanger Appraised Properties does not necessarily represent the value the Company would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.

Independent Valuation Firm

Stanger was selected by the Committee to appraise and provide a value on the 164 Stanger Appraised Properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with the Company. The compensation the Company paid to Stanger related to the valuation is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Report was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of the Company.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by us, including: (i) historical and projected operating revenues and expenses; (ii) unit mixes; (iii) rent rolls; and (iv) information regarding recent or planned capital expenditures.

In conducting its investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us for reasonableness, Stanger assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to Stanger by any other party and did not independently verify any such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on the basis of reflecting the best currently available estimates and judgments of our management and/or the Board. Stanger relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous assumptions using various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond its control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Report, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Stanger Appraisal Report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by the Company in connection with public securities offerings, private placements, business combinations, and similar transactions. The Company does not believe that there are any material conflicts of interest between Stanger, on the one hand, and the Company, and their affiliates, on the other hand. We engaged Stanger, with approval from the Committee, to deliver its Reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we have agreed to indemnify Stanger against certain liabilities arising out of this engagement. A special committee of the Board previously engaged Stanger to serve as a financial advisor in connection with our acquisition of Strategic Storage Growth Trust, Inc., Strategic Storage Trust IV, Inc., Strategic Storage Growth Trust II, Inc. and the Managed REIT Platform acquired from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC) (“SAM”) and Stanger provided fairness opinions in connection with certain of those transactions, for which Stanger was paid usual and customary fees. In addition, Stanger was previously engaged by the Committee and performed a net asset value calculation for us for the periods ended

September 30, 2022, June 30, 2021 and December 31, 2019. In 2021, Stanger was also engaged to provide other financial advisory services to the Company. Finally, Stanger served as a financial advisor in the negotiation and closing of the Series A Convertible Preferred Stock by Extra Space Storage LP, a subsidiary of Extra Space Storage Inc. Stanger has in the past and may from time to time in the future perform other services for us or the managed REITs, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Report.

Although Stanger considered any comments received from us relating to their Reports, the final appraised value ranges of our real estate properties were determined by Stanger for the Stanger Appraised Properties. The Reports are addressed solely to the Committee to assist it in calculating and recommending to the Board an Estimated Per Share NAV of our common stock. The Reports are not addressed to the public, may not be relied upon by any other person to establish an Estimated Per Share NAV of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

The foregoing is a summary of the standard assumptions, qualifications, and limitations that generally apply to the Reports. The Reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports.

Real Estate Valuation

As described above, the Company engaged Stanger to provide an appraisal containing a range of market value of the Stanger Appraised Properties consisting of 156 wholly-owned properties and eight properties held in unconsolidated joint ventures in our portfolio as of September 30, 2023. In preparing the Stanger Appraisal Report, Stanger, among other things:

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

Stanger employed the income approach to estimate the value range of the Stanger Appraised Properties (other than the office condominium located in Ladera Ranch, CA), which involves an economic analysis of the property based on its potential to provide future net annual income. A direct capitalization analysis was used to determine the value range of the portfolio by valuing each Stanger Appraised Property in the portfolio. The direct capitalization analysis was based upon the stabilized net operating income of each property capitalized at an appropriate capitalization rate for each property based upon property characteristics and competitive position and market conditions at the date of the appraisal. Stanger deducted estimated lease up costs for properties that were not considered stabilized and adjusted the value conclusion of properties for any identified deferred maintenance. Stanger employed the sales comparison approach to value the office condominium located in Ladera Ranch, CA, which utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property.

Stanger prepared the Stanger Appraisal Report, which summarizes key inputs and assumptions, providing a value for each of the Stanger Appraised Properties it appraised using financial information provided by the Company. From such review, Stanger selected the appropriate direct capitalization rate in its direct capitalization analysis.

The total aggregate purchase price of the wholly-owned appraised properties in the Stanger Appraisal Report was approximately $1.9 billion. In addition, through the Valuation Date, the Company had invested approximately $90 million in capital improvements on these real estate assets since inception. As of the Valuation Date, the total value range of the wholly-owned appraised properties was approximately $2.6 billion to $2.9 billion. The mid-point appraised value of approximately $2.7 billion represents an approximately 35.5% increase in the total value of the real estate assets over the aggregate purchase price and aggregate improvements. The following summarizes the key assumptions that were used in the direct capitalization models to arrive at the mid-point appraised value of the Stanger Appraised Properties:

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

	Estimated Per Share NAV due to:
	Increase 25 Basis Points	Decrease 25 Basis Points	Increase 5.0%	Decrease 5.0%
Direct Capitalization Rate	$14.14	$16.46	$14.21	$16.40

Debt

Values for our secured mortgage debt and other Company debt outstanding (the “Outstanding Debt”) were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for debt with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, customary affirmative and negative covenants, prepayment terms, and collateral attributes. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates ranged from 5.70% to 7.90% for the Outstanding Debt.

As of September 30, 2023, Stanger’s estimated fair value of our consolidated Outstanding Debt was approximately $1.0 billion. The weighted-average discount rate applied to the future estimated debt payments of the Outstanding Debt was approximately 6.72%.

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

Estimated Per Share NAV due to:
Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
$15.21	$15.31	$15.20	$15.32

Cash, Other Assets, Other Liabilities and Preferred Equity

The fair value of our cash, other assets, and other liabilities were estimated by us to approximate carrying value as of the Valuation Date. In estimating the fair value of the Series A Convertible Preferred Stock, Stanger considered the conversion feature of the Series A Convertible Preferred Stock, as described above, and determined that as of the Valuation Date it would have been dilutive since the conversion value of $10.66 per share is at a lower value than the Estimated Per Share NAV determined by the Board as of the Valuation Date. Therefore, Stanger assumed the Series A Convertible Preferred Stock was converted into common shares and was included in the fully diluted share count as of the Valuation Date. The carrying value of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. These amounts include investments in and advances to our managed REITs. Certain balances, such as intangible assets and liabilities and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments

Managed REIT Platform Value

To derive the estimated value range of the Managed REIT Platform, Stanger estimated the market value associated with our asset management and property management contracts (the “Management Contracts”) with us, Strategic Storage Growth Trust III, Inc. (“SSGT III”) and Strategic Storage Trust VI, Inc. (“SST VI”) using a comparable transactions analysis. Stanger considered the projected fee income from the Management Contracts and the associated reasonable expenses to support such activities to derive an EBITDA projection for the 12-month period (the “Projected EBITDA”) following the Valuation Date. Stanger then applied a range of EBITDA multiples to the Projected EBITDA to derive an estimated value range associated with the Management Contracts.

To derive the estimated value range of the Managed REIT Platform, Stanger also estimated the market value associated with the agreements between us, SSGT III and SST VI related to the tenant insurance, tenant protection plans or similar programs (“Tenant Protection Programs”) using a direct capitalization approach. Stanger considered the projected Tenant Protection Program income and related reasonable expenses to derive an EBITDA projection for the 12-month period (the “Projected TP EBITDA”) following the Valuation Date. Stanger then applied a range of capitalization rates to the Projected TP EBITDA to derive an estimated value range associated with the Tenant Protection Programs.

Unconsolidated Joint Ventures Value

We hold interests in unconsolidated entities in joint ventures with SmartCentres Real Estate Investment Trust, which own self storage properties or properties in various stages of planning and development into self storage properties located in Canada. Stanger estimated the fair market value range of the Unconsolidated Joint Ventures by: (i) utilizing the value range of the properties owned by the Unconsolidated Joint Ventures based upon the Stanger Appraisal Report; (ii) adding the other tangible assets held by the Unconsolidated Joint Ventures; (iii) deducting the other tangible liabilities held by the Unconsolidated Joint Ventures; and (iv) taking the resulting equity from the Unconsolidated Joint Ventures and processing such equity through the Unconsolidated Joint Venture agreement as it pertains to capital distribution allocations, to determine the amount of equity attributable to the Company.

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

The Board’s Determination of the Estimated Per Share NAV

Based upon a review of the Reports provided by Stanger, upon the recommendation of the Committee, the board of directors estimated the Estimated Per Share NAV for each of the Class A common stock and Class T common stock to be $15.25.

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

Accordingly, with respect to the Estimated Per Share NAV, the Company can give no assurance that:

•
a stockholder would be able to resell his or her Class A shares of common stock or Class T shares of common stock at the Estimated Per Share NAV;
•
a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of its liabilities or a sale of the Company;
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

The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2023. The Estimated Per Share NAV was based upon 129,710,366 shares of common equity or equivalent interests outstanding as of September 30, 2023, which was composed of (i) 88,835,383 Class A shares of our common stock, plus (ii) 8,121,031 outstanding Class T shares of our common stock, plus (iii) 18,761,726 shares related to the assumed conversion of the Series A Convertible Preferred Stock into common shares, plus (iv) 13,992,226 OP Units, of which 1,128,052 are unvested OP Units issued to our directors and management. Such OP Units are, or will be upon vesting (as applicable), exchangeable on a one-for-one basis into Class A shares of our common stock.

Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount versus the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or other windup costs. We currently anticipates publishing a new estimated share value on an annual basis.

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

For 2021, we paid a total of approximately $64.1 million in distributions, which consisted of approximately $45.7 million to our common stockholders, approximately $6.1 million to our OP Unit holders, and approximately $12.3 million to our preferred stockholder. Approximately $36.7 million of the 2021 total distributions, composed of approximately 80% of our common stockholder distributions and none of our preferred stockholder distributions, constituted a non-taxable return of capital.

For 2022, we paid a total of approximately $74.4 million in distributions, which consisted of approximately $54.6 million to our common stockholders, approximately $7.3 million to our OP Unit holders, and approximately $12.5 million to our preferred stockholder. Approximately $28.0 million of the 2022 total distributions, composed of approximately 51.3% of our common stockholder distributions and none of our preferred stockholder distributions, constituted a non-taxable return of capital.

For 2023, we paid a total of approximately $79.0 million in distributions, which consisted of approximately $58.2 million to our common stockholders, approximately $8.3 million to our OP Unit holders, and approximately $12.5 million to our preferred stockholder. Approximately $41.2 million of the 2023 total distributions, composed of approximately 70.9% of our common stockholder distributions and none of our preferred stockholder distributions, constituted a non-taxable return of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2022 and 2023:

Quarter	OP Unit Holders(1)	Preferred Stockholder(2)	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2022	$1,597,751	$3,150,685	$12,424,264	$0.15
2nd Quarter 2022	$1,763,224	$3,082,192	$13,020,126	$0.15
3rd Quarter 2022	$1,903,553	$3,116,438	$14,710,548	$0.15
4th Quarter 2022	$2,036,687	$3,150,685	$14,480,242	$0.15
1st Quarter 2023	$2,005,649	$3,150,685	$14,684,560	$0.15
2nd Quarter 2023	$2,138,485	$3,082,192	$14,746,039	$0.15
3rd Quarter 2023	$2,106,602	$3,116,438	$14,339,518	$0.15
4th Quarter 2023	$2,022,160	$3,150,685	$14,464,023	$0.15

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

Share Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2023, approximately $71.3 million of common stock was available for redemption and an additional approximately $3.9 million was included in accrued expenses and other liabilities as of December 31, 2023. During the three months ended December 31, 2023, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2023	460,196	$15.21	460,196	3,348,293	(1)
November 30, 2023	—	—	—	3,348,293	(1)
December 31, 2023	—	—	—	3,348,293	(1)

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

The performance graph below is a comparison of the cumulative total return of our shares of Class A common stock, the Standard and Poor’s 500 Index (“S&P 500”), the FTSE NAREIT All Equity REITs Index and the Russell 2000 Index (“Russell 2000”), assuming a starting investment of $100 on December 31, 2018 and reinvestment of distributions. The value of an investment in SmartStop reflects the customer account statement value in effect and does not factor in deductions for upfront fees and expenses paid at the time of investment. We currently have Class A and Class T common stock outstanding, with varying performance results between each class due to differences in class-specific fees and expenses. Class A is pictured in the graph below. There can be no assurance that the performance of our Class A shares will continue in line with the same or similar trends depicted in the performance graph.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2023, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of December 31, 2023, our wholly-owned portfolio consisted of 154 operating self storage properties diversified across 19 states and Canada comprising approximately 104,000 units and 11.9 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which consisted of eight operating self storage properties, two parcels of land currently under development into self storage facilities, and one single tenant industrial building, which we plan to convert into a self storage property over the long term. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private REIT ("SSGT III" and together with SST VI, the "Managed REITs"), and manage one additional self storage property, all of which pay us fees to manage these programs and manage their 32 operating self storage properties (as of December 31, 2023).

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured debt financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada both internally and through our Managed REITs, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire undermanaged facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”) through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, which together with one other self storage property we manage, as of December 31, 2023, represented 32 operating properties and approximately 25,400 units and approximately 2.8 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SRA, our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

Industry Outlook

From 2018 to 2023, the top 50 MSA’s in the United States saw a historically elevated amount of new self storage supply come online, both on an absolute and relative basis. This new supply outpaced population growth by nearly five times during that period. We believe the broader shift of people working from home related to the COVID-19 pandemic, elevated migration patterns and strength in the housing market helped drive revenue growth in self storage demand and absorb this supply. These demand drivers produced a 36-month period in which self storage industry fundamentals were very strong relative to historical operating levels, including all-time high occupancy and revenue growth. However, as COVID-related demand waned in 2023, many of the tenants that rented due to the COVID-19 pandemic vacated. Further, the United States saw a reduction in population mobility caused in part by higher mortgage rates, amongst other factors. These dynamics, paired with difficult comparables from 2022, resulted in a reduction in pricing power for self storage operators, leading to a deceleration in revenue growth in 2023. As of December 31, 2023, the U.S. listed self storage REITs averaged ending same-store occupancy of approximately 90.2%. We believe that in 2024 the industry will continue to absorb the new supply delivered in recent years, but will do so without some of the demand drivers of the COVID-19 era. Without a near term change in monetary policy and subsequent reduction in mortgage rates, we expect self storage demand to remain reduced relative to more recent COVID-19 era demand and more comparable to historical averages. However, we expect the new supply delivered in the recent past to continue to be absorbed and we expect only moderate growth in new supply through 2025. Based on these dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles.

We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of that strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. Although property taxes were moderated through assessment challenges over the past two years, we expect elevated property tax increases in our sector in the coming years. We expect same-store expense growth resulting from increases in employee costs, property insurance and property taxes in 2024, to be partially offset by operating efficiencies gained from leveraging technology and solar initiatives.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges were recognized during the years ended December 31, 2023, 2022 or 2021.

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

We evaluate the consolidation of our investments in VIE's in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a VIE through a means other than voting rights, and, if so, such VIE may be required to be consolidated in our financial statements. Our evaluation of our VIE's under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the VIE's included in our consolidated financial statements may vary based on the estimates and assumptions we use.

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive growth in self storage demand, which generally contributed to our results since the onset of COVID-19, and through calendar year 2022. In addition to the sector’s numerous historical demand drivers, one demand driver that developed and has continued as a result of the COVID-19 pandemic is the trend towards working from home, or a hybrid work environment.

While the work from home environment remains elevated over pre-COVID-19 pandemic levels, this trend began to wane in 2023, which we believe has led to elevated move-outs. As a result, occupancy, same-store growth and overall results have been normalizing and are expected to normalize further over the coming quarters as the comparable periods change.

Further, the broader economy has been experiencing elevated levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home sales. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. Additionally, a prolonged period of elevated inflation and/or higher interest rates could result in a further contraction of self storage demand. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

Certain property operating expenses have experienced elevated pressures through 2023, namely property insurance, property taxes and payroll have seen above average increases, primarily due to inflation and natural disasters. We have experienced a year-over-year decrease in gross margins as a result for 2023.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or capped interest rates of varying durations for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to make accretive acquisitions of self storage properties, negatively impact our profitability, and affect our ability to comply with certain financial covenants.

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

As of December 31, 2023 and 2022, we wholly-owned 154 and 153 operating self storage facilities, respectively. Our operating results for the year ended December 31, 2023 included full year period results for 153 operating self storage facilities and partial period results for one operating self storage facility acquired during the year ended December 31, 2023. Our operating results for the year ended December 31, 2022 included full year period results for 139 operating self storage facilities and partial period results for 14 operating self storage facilities acquired during the year ended December 31, 2022. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

As discussed below, the results of operations presented herein cover a period of time prior to the SSGT II Merger. Our 2022, 2023 and future operating results have been and will continue to be significantly impacted by this merger as a result of collectively acquiring 10 operating self storage facilities and 50% equity interests in three unconsolidated real estate ventures, as well as the elimination of management fees that we previously earned from SSGT II. Over time, we expect the SSGT II Merger to be accretive to FFO, as adjusted, primarily as the former SSGT II properties eventually reach higher levels of either physical or economic occupancy or both.

Comparison of the Years Ended December 31, 2023 and 2022

Total Self Storage Revenues

Total self storage related revenues for the years ended December 31, 2023 and 2022 were approximately $215.3 million and $200.2 million, respectively. The increase in total self storage revenues of approximately $15.1 million, or 7.6% is primarily attributable to higher average rent charged per occupied square foot at our self storage properties and a full year of operations for the properties we acquired in 2022, offset slightly by modest declines in average physical occupancy.

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

Managed REIT Platform Revenues

Managed REIT Platform revenues for the years ended December 31, 2023 and 2022 was approximately $11.9 million and $7.8 million, respectively. The increase in Managed REIT Platform revenue of approximately $4.1 million is primarily attributable to increased asset management fees generated from SST VI and SSGT III of approximately $2.9 million, and increased property management revenues from the Managed REITs and JV Properties (as defined below in Note 4 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements) of approximately $0.9 million, as well as increased tenant protection program fees of approximately $0.5 million. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as reductions to such revenue in connection with the Sponsor Funding Agreement as SST VI continues to sell shares in its public offering.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2023 and 2022 were approximately $5.8 million and $4.6 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2023 and 2022 were approximately $65.4 million (or 30.4% of self storage revenue) and $58.4 million (or 29.2% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $6.9 million is largely attributable to a full year of operations for the properties acquired in 2022, plus increased compensation related expenses, property insurance costs, and property tax. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the years ended December 31, 2023 and 2022 were approximately $3.4 million and $2.5 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). The increase in Managed REIT Platform Expenses is primarily related to the growth in the Managed REITs' operations. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2023 and 2022 were approximately $5.8 million and $4.6 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by our Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2023 and 2022 were approximately $27.5 million and $28.3 million, respectively. Such expenses consist primarily of compensation-related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. Additionally, during the years ended December 31, 2023 and 2022, we recorded expenses of approximately $0.8 million and $1.8 million, respectively, related to our filing of an S-11 registration statement (including subsequent amendments) and related costs in pursuit of a potential offering of our common stock. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2023 and 2022 were approximately $60.2 million and $64.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to amortization incurred during the year ended December 31, 2022 on the intangible assets acquired in the SST IV Merger on March 17, 2021 which became fully amortized as of the third quarter of 2022. This was partially offset by increased depreciation and amortization expense on the properties and intangible assets acquired in the SSGT II Merger on June 1, 2022 which were being amortized during the majority of the year ended 2023, and only a portion of 2022.

Acquisition Expenses

Acquisition expenses for the years ended December 31, 2023 and 2022 were approximately $0.2 million and $0.9 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy. The decrease in acquisition expenses of approximately $0.7 million is related to reduced acquisition activity.

Contingent Earnout Adjustment

There were no contingent earnout adjustments during the year ended December 31, 2023. The contingent earnout adjustment for the year ended December 31, 2022 reflects an increase in the contingent earnout liability of approximately $1.5 million as the third and final tranche of the contingent earnout was earned during the year ended December 31, 2022. No future adjustments related to the Self Administration Transaction earnout will be recorded.

Write-off of equity interest and preexisting relationships upon acquisition of control

Write-off of equity interest and preexisting relationships upon acquisition of control for the year ended December 31, 2023 and 2022 was none and approximately $2.0 million, respectively. Such expenses in 2022 represents the write-off of the intangible assets related to the SSGT II advisory agreement and property management contracts due to the termination of such contracts with the SSGT II Merger.

Gain On Equity Interests Upon Acquisition

Gain on equity interests upon acquisition for the year ended December 31, 2023 and 2022 was none and approximately $16.1 million, respectively. The gain was related to recording the fair value of our preexisting special limited partnership interest in SSGT II in connection with the SSGT II Merger.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the years ended December 31, 2023 and 2022 were approximately $1.6 million and $0.8 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our joint ventures with SmartCentres. The increase in losses from our equity method investments in JV Properties is due to the additional operational JV properties, which are in their respective lease up phase compared to the prior year.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the years ended December 31, 2023 and 2022 were approximately $1.3 million and $0.9 million, respectively. Losses from our equity method investments in Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the years ended December 31, 2023 and 2022 was approximately $3.1 million and $0.8 million of income, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The change of approximately $2.3 million is largely due to increased interest income from our loans to SSGT III and SST VI, as the interest rate and average outstanding balance on such investments increased year over year, along with favorable foreign currency related adjustments as compared to the prior year.

Interest Expense

Interest expense for the years ended December 31, 2023 and 2022 was approximately $61.8 million and $41.5 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately $20.3 million is primarily attributable to an increase in the effective interest rates on our variable rate debt, inclusive of the impact of our interest rate hedges. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt for the years ended December 31, 2023 and 2022 was none and approximately $2.4 million, respectively. The net loss on debt extinguishment for the year ended December 31, 2022 is attributable to the write-off of unamortized debt issuance costs and debt defeasance costs for the Midland North Carolina CMBS Loan which was defeased on May 19, 2022.

Income Tax (Expense) Benefit

Income tax for the years ended December 31, 2023 and 2022 was approximately $2.6 million and $0.6 million of benefit, respectively. Income tax consists primarily of adjustments to deferred tax liabilities, state, federal, and Canadian income tax. The change is primarily due to the release of a valuation allowance on certain of our deferred tax assets related to non-capital losses at certain of our Canadian properties. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results – Years Ended December 31, 2023 and 2022

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2022, excluding two other properties) for the years ended December 31, 2023 and 2022. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2023	2022	% Change	2023	2022 (6)	% Change	2023	2022	% Change
Revenue (1)	$184,821,910	$177,538,989	4.1%	$22,715,134	$15,200,444	N/M	$207,537,044	$192,739,433	7.7%
Property operating expenses (2)	$56,210,181	52,735,903	6.6%	$9,152,676	5,701,207	N/M	65,362,857	58,437,110	11.9%
Net operating income	$128,611,729	$124,803,086	3.1%	$13,562,458	$9,499,237	N/M	$142,174,187	$134,302,323	5.9%
Number of facilities	137	137		17	16		154	153
Rentable square feet (3)	10,397,440	10,366,585		1,506,245	1,428,145		11,903,685	11,794,730
Average physical occupancy (4)	92.9%	94.6%	-1.7%	N/M	N/M		92.1%	94.0%	-1.9%
Annualized rent per occupied square foot (5)	$20.04	$18.87	6.2%	N/M	N/M		$19.77	$18.76	5.4%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet and 1,016,000 square feet as of December 31, 2023 and 2022, respectively. On a same-store basis, for the same periods, parking represented approximately 949,000 square feet.
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

Our same-store revenue increased by approximately $7.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to higher annualized rent per occupied square foot, slightly offset by decreased occupancy.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Year Ended December 31,
	2023	2022
Net income	$11,646,760	$21,669,452
Adjusted to exclude:
Tenant Protection Program revenue (1)	(7,784,026)	(7,455,948)
Managed REIT Platform revenue	(11,906,311)	(7,819,216)
Managed REIT Platform expenses	3,365,491	2,485,290
General and administrative	27,451,533	28,253,905
Depreciation	53,636,353	49,417,679
Intangible amortization expense	6,593,853	15,200,854
Acquisition expenses	192,358	888,009
Contingent earnout adjustment	—	1,514,447
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682
Gain on equity interest upon acquisition	—	(16,101,237)
(Earnings) losses from our equity method investments in JV Properties	1,625,135	760,005
(Earnings) losses from our equity method investments in Managed REITs	1,273,143	930,201
Other, net	(3,128,867)	(841,401)
Interest expense	61,804,621	41,511,911
Net loss on extinguishment of debt	—	2,393,475
Income tax expense (benefit)	(2,595,856)	(554,785)
Total net operating income	$142,174,187	$134,302,323

(1) Approximately $6.8 million and $6.8 million of Tenant Protection Program revenue was earned at same store facilities during the years ended December 31, 2023 and 2022, respectively, with the remaining approximately $1.0 million and $0.7 million earned at non same-store facilities during the years ended December 31, 2023 and 2022, respectively.

Comparison of the Years Ended December 31, 2022 and 2021

The results of operations and cash flows for the years ended December 31, 2022 compared to December 31, 2021 were included in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on March 3, 2023.

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

The following is a reconciliation of net income (loss) (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net income (loss) (attributable to common stockholders)	$(2,745,698)	$6,321,880	$(29,401,595)
Add:
Depreciation of real estate	52,619,881	48,400,073	40,158,233
Amortization of real estate related intangible assets	6,301,682	14,628,068	11,030,316
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	2,374,675	1,535,416	754,831
Deduct:
Gain on deconsolidation	—	—	(169,533)
Gain on sale of real estate	—	—	(178,631)
Gain on equity interests upon acquisition (1)	—	(16,101,237)	—
Adjustment for noncontrolling interests(2)	(7,164,542)	(5,279,214)	(5,727,520)
FFO (attributable to common stockholders)	51,385,998	49,504,986	16,466,101
Other Adjustments:
Intangible amortization expense - contracts (3)	292,171	572,786	1,391,889
Acquisition expenses(4)	192,358	888,009	934,838
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	69,095	149,094	210,377
Casualty loss due to hurricane(5)	—	661,326	—
Contingent earnout adjustment(6)	—	1,514,447	12,619,744
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	8,389,573
Accretion of fair market value of secured debt	12,920	(35,738)	(110,942)
Net loss on extinguishment of debt(7)	—	2,393,475	2,444,788
Foreign currency and interest rate derivative (gains) losses, net(8)	(177,811)	75,030	366,849
Offering related expenses(9)	791,918	1,802,945	—
Adjustment of deferred tax assets and liabilities(3)	(3,300,688)	(1,073,317)	(2,025,869)
Sponsor funding reduction (10)	33,643	—	—
Adjustment for noncontrolling interests in our Operating Partnership	245,470	(1,017,068)	(2,720,691)
FFO, as adjusted (attributable to common stockholders)	$49,545,074	$57,485,657	$37,966,657

FFO (attributable to common stockholders)	$51,385,998	$49,504,986	$16,466,101
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	1,313,566	2,536,297	(2,663,123)
Adjustment for noncontrolling interests in our Operating Partnership(2)	7,164,542	5,279,214	5,727,520
FFO (attributable to common stockholders and OP unit holders)	$59,864,106	$57,320,497	$19,530,498

FFO, as adjusted (attributable to common stockholders)	$49,545,074	$57,485,657	$37,966,657
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	1,313,566	2,536,297	(2,663,123)
Adjustment for noncontrolling interests in our Operating Partnership(2)	6,919,072	6,296,282	8,448,211
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$57,777,712	$66,318,236	$43,751,745

(1)
This gain relates to the mark up in fair value of our preexisting equity interests in SSGT II as a result of our acquisition of control in the SSGT II Merger.
(2)
This represents the portion of the above stated adjustments in the calculations of FFO and FFO, as adjusted, that are attributable to our noncontrolling interests in our Operating Partnership.
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
(9)
Such costs relate to our filing of an S-11 registration statement and our pursuit of a potential offering of our common stock. As this item is non-recurring and not a primary driver in our decision-making process, FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.
(10)
Pursuant to the Sponsor Funding Agreement, SmartStop funds certain costs of SST VI's share sales, and in return receives Series C Units in SST VI's OP. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed REIT Platform revenues from SST VI over the remaining estimated term of the management contracts with SST VI. See Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

FFO, as adjusted declined compared to the same period in the prior year primarily as a result of the effects of increased interest expense on net income. The reduction was partially offset by increased property net operating income, and to a lesser extent, increased fees from our Managed REITs and increased interest income from loans to our Managed REITs.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Change
Net cash flow provided by (used in):
Operating activities	$73,191,384	$87,909,977	$(14,718,593)
Investing activities	$261,312	$(205,151,158)	$205,412,470
Financing activities	$(66,098,584)	$120,067,251	$(186,165,835)

Cash flows provided by operating activities for the years ended December 31, 2023 and 2022 were approximately $73.2 million and $87.9 million, respectively, a decrease of approximately $14.7 million. The decrease in cash provided by our operating activities is primarily the result of a decrease in net income of approximately $10.0 million largely due to higher interest expense, offset by approximately $1.1 million of cash used related to changes in working capital.

Cash flows provided by investing activities for the year ended December 31, 2023 was approximately $0.3 million and cash flows used for investing activities for the year ended December 31, 2022 was approximately $205.2 million, a reduction in the use of cash of approximately $205.4 million. The reduction in the use of cash for investing activities primarily relates to approximately $26.1 million of real estate related acquisitions and additions during the year ended December 31, 2023, compared to approximately $148.4 million for the year ended December 31, 2022, a net decrease in the use of cash of approximately $122.4 million. The reduction in the use of cash for investing activities is to a lesser extent related to net cash inflows of approximately $33.5 million, as compared to net cash outflows of approximately $45.7 million related to loans to the Managed REIT's for the years ended December 31, 2023 and 2022, respectively.

Cash flows used in financing activities for the year ended December 31, 2023 was approximately $66.1 million, and cash flows provided by financing activities for the year ended December 31, 2022 was approximately $120.1 million, a change of approximately $186.2 million. The change in financing activities is primarily attributable to the effect of cash inflows from debt borrowings, net of paydowns of approximately $16.0 million during the year ended December 31, 2023 compared to approximately $196.3 million of net debt financing provided during the year ended December 31, 2022, which resulted in a reduction of such cash inflows of approximately $180.3 million. Additionally, contributing to the use of cash in financing activities for the year ended December 31, 2023, was an incremental amount of cash used for redemptions of approximately $17.2 million when compared to the prior year. Offsetting such amounts was a reduction of approximately $8.8 million in cash distributions paid to common stockholders due to the cessation of our distribution reinvestment plan during 2022 and reinstatement of our distribution reinvestment plan during 2023.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, property developments and improvements, investments in our Managed REITs, required payments pursuant to our Sponsor Funding Agreement, and distributions to our Series A Convertible Preferred stockholder, limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

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

Distribution Policy and Distributions

Preferred Stock Dividends

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum, which accrues daily but is payable quarterly in arrears. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing (October 29, 2024), the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is either converted or repurchased in full.

Common Stock Distributions

On January 26, 2024, our board of directors declared a distribution rate for the month of February 2024 of approximately $0.0475 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on February 29, 2024. Such distributions payable to each stockholder of record will be paid the following month.

On February 28, 2024, our board of directors declared a distribution rate for the month of March 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on March 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

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

Distributions are paid to our common stockholders based on the record date selected by our board of directors. Such distributions are based on monthly declaration. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which are directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Absent the restrictions noted above, our board of directors may increase, decrease or eliminate the distribution rate that is being paid on our common stock at any time. Distributions are made on all classes of our common stock at the same time. The funds that are available for distribution may be affected by a number of factors, including the following:

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Distributions paid in cash – common stockholders	$40,597,803		$49,391,782
Distributions paid in cash – noncontrolling interests	8,860,426		7,301,215
Distributions paid in cash – preferred stockholders	12,500,000		12,500,000
Distributions reinvested	17,636,337		5,243,398
Total distributions	$79,594,566		$74,436,395
Source of distributions
Cash flows provided by operations	$73,191,384	92.0%	$74,436,395	100.0%
Offering proceeds from distribution reinvestment plan	6,403,182	8.0%	-	0.0%
Total sources	$79,594,566	100%	$74,436,395	100%

From our inception through December 31, 2023, we paid cumulative distributions of approximately $400.4 million, of which approximately $318.7 million were paid to common stockholders, as compared to cumulative FFO (attributable to common stockholders) of approximately $119.9 million.

For the year ended December 31, 2023, we paid distributions of approximately $79.6 million, of which approximately $58.2 million was paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $51.4 million.

For the year ended December 31, 2022, we paid distributions of approximately $74.4 million, of which approximately $54.6 million was paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $49.5 million.

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

Indebtedness

As of December 31, 2023, our net debt was approximately $1,087.4 million, which included approximately $523.1 million in fixed rate debt, and $568.7 million in variable rate debt, less approximately $0.1 million in debt discount, and approximately $4.3 million in net debt issuance costs. See Note 5 – Debt and Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Additionally, we are party to a $70 million CAD term loan (the “RBC JV Term Loan”) with Royal Bank of Canada (“RBC”) pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). We and SmartCentres each serve as a full recourse guarantor with respect to 50% of the secured obligations under the RBC JV Term Loan.

We are also party to a master mortgage commitment agreement (the "SmartCentres Financing") with SmartCentres Storage Finance LP (the "SmartCentres Lender"). The SmartCentres Lender is an affiliate of SmartCentres Real Estate Investment Trust, an unaffiliated third party ("SmartCentres"), that owns the other 50% of our unconsolidated real estate joint ventures located in the Greater Toronto Area of Canada. The proceeds of the SmartCentres Financing have been and will be used to finance the development and construction of the SmartCentres joint venture properties.

As of December 31, 2023, approximately $70.0 million CAD or approximately $52.8 million in USD, was outstanding on the RBC JV term Loan, and approximately $57.3 million Canadian Dollars ("CAD") or approximately $43.3 million in USD was outstanding on the SmartCentres Financing. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, investments in our Managed REITs, required payments pursuant to our Sponsor Funding Agreement, and distributions to our Series A Convertible Preferred stockholder, limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification.

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

The following table presents the future principal payments required on outstanding debt as of December 31, 2023:

2024	$321,423,329
2025	2,987,627
2026	343,312,927
2027	49,594,599
2028	79,968,686
2029 and thereafter	294,500,000
Total payments	$1,091,787,168

On February 22, 2024, we entered into an amended and restated revolving credit facility with KeyBank. The 2024 Credit Facility replaces the Credit Facility we entered into on March 17, 2021, and has a maturity date of February 22, 2027. Additionally, on March 7, 2024, we entered into a $75 million CAD term loan with National Bank of Canada (the "2027 NBC Loan"), which has a maturity date of March 7, 2027. See Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements, for more information.

The following table presents the future principal payments required on outstanding debt as of March 7, 2024:

2024	$2,790,644
2025	3,973,713
2026	94,331,054
2027	623,272,061
2028	78,579,863
2029 and thereafter	294,500,000
Total payments	$1,097,447,335

As of December 31, 2023, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.1 million during the year ending December 31, 2024.

As of December 31, 2023, pursuant to the SSGT III Mezzanine Loan, we were potentially required to fund an additional $1.5 million in debt to SSGT III at their option.

Through December 31, 2023, we have paid SST VI approximately $6.6 million in connection with the Sponsor Funding Agreement. As of December 31, 2023, approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement. If SST VI were to sell the maximum amount under its offering of $1.0 billion, assuming the sale of all Class Y Shares consisting of a 7% front end sales load, our maximum commitment pursuant to the Sponsor Funding Agreement is approximately $70 million, excluding the reimbursement for the one-time stock dividend of approximately $6.6 million.

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

As of December 31, 2023, our net debt was approximately $1,087.4 million, which included approximately $523.1 million in fixed rate debt, and $568.7 million in variable rate debt, less approximately $0.1 million in debt discount, and approximately $4.3 million in net debt issuance costs. As of December 31, 2022, our net debt was approximately $1,068.4 million, which included approximately $442.8 million in fixed rate debt, and $630.2 million in variable rate debt, less approximately $0.1 million in debt discount, and approximately $4.5 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $2.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2023:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt	$2,734,900	$2,987,627	$93,312,927	$49,594,599	$79,968,686	$294,500,000	$523,098,739
Average interest rate(1)	4.96%	4.97%	5.05%	5.24%	5.31%	5.14%
Variable rate debt(2)	$318,688,429	$—	$250,000,000	$—	$—	$—	$568,688,429
Average interest rate(1)	7.09%	7.08%	7.08%	N/A	N/A	N/A

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2023, excluding the impact of interest rate derivatives. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2023.

(2) On February 22, 2024, we entered into an amended and restated revolving credit facility with KeyBank. The 2024 Credit Facility replaces the Credit Facility we entered into on March 17, 2021, and has a maturity date of February 22, 2027. Additionally, on March 7, 2024, we entered into a $75 million CAD term loan with National Bank of Canada (the "2027 NBC Loan"), which has a maturity date of March 7, 2027. See Note 5 – Debt, and Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements, for more information.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our officers or trustees (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our 2022 Long-Term Incentive Plan (the "Plan") as of December 31, 2023, under which we are able to issue various forms of equity based compensation.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	9,367,118
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	9,367,118
(1)
The total number of shares of stock reserved for issuance under the Plan is 10,000,000 shares in the aggregate, less amounts already issued under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

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

FOR THE YEAR ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SmartStop Self Storage REIT, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartStop Self Storage REIT, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Real Estate Purchase Price Allocation

As described in Note 3, for the year ended December 31, 2023, the Company completed the acquisition of one self-storage property and recorded $23.7 million to real estate facilities. The Company allocates the purchase price of a property to the tangible and intangible assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, using valuation techniques, including (i) a discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates and (ii) a market approach, which considers comparable sales activity.

We identified the estimation of the fair values of the land, and buildings and improvements used in the real estate purchase price allocation as a critical audit matter, because of the level of judgment required to estimate the fair values of the acquired land, and building and improvements, including the identification of comparable sales activity and the terminal capitalization and discount rate assumptions. Auditing these elements involved especially subjective auditor judgments due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the terminal capitalization and discount rates used in the valuation models by comparing the rates used to third party market data.
•
Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of management’s selected comparable land sales by comparing to third party market data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Costa Mesa, California

March 18, 2024

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	December 31,
	2023	2022
ASSETS
Real estate facilities:
Land	$430,868,563	$420,522,591
Buildings	1,401,981,394	1,377,311,421
Site improvements	91,896,415	89,371,633
	1,924,746,372	1,887,205,645
Accumulated depreciation	(255,844,284)	(202,682,688)
	1,668,902,088	1,684,522,957
Construction in process	5,976,946	4,490,926
Real estate facilities, net	1,674,879,034	1,689,013,883
Cash and cash equivalents	45,079,371	39,486,588
Restricted cash	8,347,805	6,551,803
Investments in unconsolidated real estate ventures (Note 4)	35,831,600	28,522,082
Investments in and advances to Managed REITs	34,390,866	62,371,167
Deferred tax assets	4,449,665	—
Other assets, net	21,701,107	34,131,543
Intangible assets, net of accumulated amortization	1,170,100	15,553,303
Trademarks, net of accumulated amortization	15,770,588	15,911,765
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	377,258	2,031,922
Total assets	$1,895,640,725	$1,947,217,387
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,087,401,334	$1,068,371,956
Accounts payable and accrued liabilities	28,977,714	28,151,741
Due to affiliates	415,980	409,730
Distributions payable	9,155,808	9,324,453
Deferred tax liabilities	6,193,675	6,205,620
Total liabilities	1,132,144,511	1,112,463,500
Commitments and contingencies (Note 12)
Redeemable common stock	71,277,195	76,578,073
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively, with aggregate liquidation preferences of $203,150,685 and $203,150,685 at December 31, 2023 and December 31, 2022, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,761,135 and 88,853,454 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	88,762	88,853
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,113,827 and 8,085,550 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	8,114	8,085
Additional paid-in capital	894,856,554	894,283,954
Distributions	(324,190,556)	(266,151,517)
Accumulated deficit	(167,270,293)	(164,524,595)
Accumulated other comprehensive income	847,183	3,654,682
Total SmartStop Self Storage REIT, Inc. equity	404,339,764	467,359,462
Noncontrolling interests in our Operating Partnership	91,488,207	94,405,766
Other noncontrolling interests	34,941	54,479
Total noncontrolling interests	91,523,148	94,460,245
Total equity	495,862,912	561,819,707
Total liabilities, temporary equity and equity	$1,895,640,725	$1,947,217,387

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues:
Self storage rental revenue	$206,494,202	$191,749,578	$150,610,337
Ancillary operating revenue	8,826,868	8,445,803	7,552,597
Managed REIT Platform revenues	11,906,311	7,819,216	6,322,970
Reimbursable costs from Managed REITs	5,764,363	4,628,497	4,278,667
Total revenues	232,991,744	212,643,094	168,764,571
Operating expenses:
Property operating expenses	65,362,857	58,437,110	48,127,657
Managed REIT Platform expenses	3,365,491	2,485,290	1,451,166
Reimbursable costs from Managed REITs	5,764,363	4,628,497	4,278,667
General and administrative	27,451,533	28,253,905	23,265,196
Depreciation	53,636,353	49,417,679	40,946,406
Intangible amortization expense	6,593,853	15,200,854	12,422,205
Acquisition expenses	192,358	888,009	934,838
Contingent earnout adjustment	—	1,514,447	12,619,744
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	8,389,573
Total operating expenses	162,366,808	162,875,473	152,435,452
Gain on equity interests upon acquisition	—	16,101,237	—
Gain on sale of real estate	—	—	178,631
Income from operations	70,624,936	65,868,858	16,507,750
Other income (expense):
Equity in earnings (losses) from Investments in JV Properties	(1,625,135)	(760,005)	(494,327)
Equity in earnings (losses) from Investments in Managed REITs	(1,273,143)	(930,201)	(623,393)
Other, net	3,128,867	841,401	(937,631)
Interest expense	(61,804,621)	(41,511,911)	(33,383,604)
Net loss on extinguishment of debt	—	(2,393,475)	(2,444,788)
Income tax (expense) benefit	2,595,856	554,785	1,811,275
Net income (loss)	11,646,760	21,669,452	(19,564,718)
Net (income) loss attributable to noncontrolling interests	(1,892,458)	(2,847,572)	2,663,123
Less: Distributions to preferred stockholders	(12,500,000)	(12,500,000)	(12,500,000)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(2,745,698)	$6,321,880	$(29,401,595)
Net income (loss) per Class A & Class T share – basic	$(0.03)	$0.07	$(0.37)
Net income (loss) per Class A & Class T share – diluted	$(0.03)	$0.07	$(0.37)
Weighted average Class A shares outstanding – basic	88,706,340	83,857,222	71,454,798
Weighted average Class A shares outstanding – diluted	88,706,340	83,974,488	71,454,798
Weighted average Class T shares outstanding – basic	8,101,599	8,081,950	7,983,576
Weighted average Class T shares outstanding – diluted	8,101,599	8,081,950	7,983,576

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net income (loss)	$11,646,760	$21,669,452	$(19,564,718)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,480,720	(3,832,344)	65,261
Foreign currency hedge contract gains (losses)	(1,065,910)	3,354,899	(394,417)
Interest rate swap and cap contract gains (losses)	(3,593,569)	4,906,784	4,335,323
Other comprehensive income (loss)	(3,178,759)	4,429,339	4,006,167
Comprehensive income (loss)	8,468,001	26,098,791	(15,558,551)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(1,521,198)	(3,342,254)	2,211,209
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$6,946,803	$22,756,537	$(13,347,342)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

Years Ended December 31, 2023, 2022 and 2021

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2020	52,660,402	$52,661	7,903,911	$7,904	$492,408,006	$(163,953,169)	$(141,444,880)	$(3,834,228)	$183,236,294	$60,003,911	$243,240,205	$196,356,107	$57,335,575
Gross proceeds from issuance of operating partnership units in SST VI OP	—	—	—	—	—	—	—	—	—	4,761,315	4,761,315	—	—
Offering Costs of SST VI OP	—	—	—	—	—	—	—	—	—	(1,239,194)	(1,239,194)	—	—
Issuance of common stock in connection with SST IV Merger	23,137,540	23,138	—	—	231,389,332	—	—	—	231,412,470	—	231,412,470	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	11,219,744	11,219,744	—	—
Acquisition of noncontrolling interest related to the Tenant Protection Programs joint ventures	—	—	—	—	—	—	—	—	—	(10,900)	(10,900)	—	—
Offering costs	—	—	—	—	(335,175)	—	—	—	(335,175)	—	(335,175)	—	—
Changes to redeemable common stock	—	—	—	—	(19,564,929)	—	—	—	(19,564,929)	—	(19,564,929)	—	19,564,929
Redemptions of common stock	(359,976)	(360)	(30,158)	(30)	—	—	—	—	(390)	—	(390)	—	(5,565,829)
Issuance of restricted stock	78,192	78	—	—	—	—	—	—	78	—	78	—	—
Distributions ($0.60 per share)	—	—	—	—	—	(47,011,295)	—	—	(47,011,295)	—	(47,011,295)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,338,488)	(6,338,488)	—	—
Issuance of shares for distribution reinvestment plan	1,541,585	1,541	182,445	182	19,563,206	—	—	—	19,564,929	—	19,564,929	—	—
Equity based compensation expense	—	—	—	—	1,279,432	—	—	—	1,279,432	1,628,376	2,907,808	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(29,401,595)	—	(29,401,595)	—	(29,401,595)	—	—
Deconsolidation of SST VI OP	—	—	—	—	—	—	—	—	—	(3,170,238)	(3,170,238)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,663,123)	(2,663,123)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	47,424	47,424	17,837	65,261	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(337,219)	(337,219)	(57,198)	(394,417)	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	3,844,048	3,844,048	491,275	4,335,323	—	—
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77,058	8,056,198	$8,056	$724,739,872	$(210,964,464)	$(170,846,475)	$(279,975)	$342,734,072	$64,643,317	$407,377,389	$196,356,107	$71,334,675
Offering costs	—	—	—	—	(445,149)	—	—	—	(445,149)	—	(445,149)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,910)	(9)	—	—	(86,348)	—	—	—	(86,357)	—	(86,357)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	31,514,447	31,514,447	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1,000	1,000	—	—
Changes to redeemable common stock	—	—	—	—	(5,243,398)	—	—	—	(5,243,398)	—	(5,243,398)	—	5,243,398
Redemptions of common stock	(106,502)	(107)	(4,696)	(5)	—	—	—	—	(112)	—	(112)	—	—
Issuance of common stock in connection with the SSGT II Merger	11,542,062	11,542	—	—	168,778,332	—	—	—	168,789,874	—	168,789,874	—	—
Issuance of OP Units in connection with SSGT II Merger	—	—	—	—	—	—	—	—	—	1,703	1,703	—	—
Issuance of restricted stock, net of forfeitures	55,403	55	—	—	—	—	—	—	55	—	55	—	—
Distributions ($0.60 per share)	—	—	—	—	—	(55,187,053)	—	—	(55,187,053)	—	(55,187,053)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(7,444,680)	(7,444,680)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(268,695)	(268,695)	—	—
Issuance of shares for distribution reinvestment plan	313,658	314	34,048	34	5,243,050	—	—	—	5,243,398	—	5,243,398	—	—
Equity based compensation expense	—	—	—	—	1,297,595	—	—	—	1,297,595	2,670,899	3,968,494	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	6,321,880	—	6,321,880	—	6,321,880	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	2,536,296	2,536,296	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	311,276	311,276	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,400,645)	(3,400,645)	(431,699)	(3,832,344)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	2,977,385	2,977,385	377,514	3,354,899	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	4,357,917	4,357,917	548,867	4,906,784	—	—
Balance as of December 31, 2022	88,853,454	$88,853	8,085,550	$8,085	$894,283,954	$(266,151,517)	$(164,524,595)	$3,654,682	$467,359,462	$94,460,245	$561,819,707	$196,356,107	$76,578,073

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	88,853,454	$88,853	8,085,550	$8,085	$894,283,954	$(266,151,517)	$(164,524,595)	$3,654,682	$467,359,462	$94,460,245	$561,819,707	$196,356,107	$76,578,073
Offering costs	—	—	—	—	(10,412)	—	—	—	(10,412)	—	(10,412)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(17,422)	(17)	—	—	(246,645)	—	—	—	(246,662)	—	(246,662)	—	—
Changes to redeemable common stock	—	—	—	—	(17,636,337)	—	—	—	(17,636,337)	—	(17,636,337)	—	17,636,337
Redemptions of common stock	(1,160,283)	(1,160)	(88,382)	(88)		—	—	—	(1,248)	—	(1,248)	—	(22,937,215)
Issuance of restricted stock, net of forfeitures	42,566	43	—	—	—	—	—	—	43	—	43	—	—
Distributions ($0.60 per share)	—		—	—	—	(58,039,039)	—	—	(58,039,039)	—	(58,039,039)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(8,298,194)	(8,298,194)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(587,530)	(587,530)	—	—
Issuance of shares for distribution reinvestment plan	1,042,820	1,043	116,659	117	17,635,177	—	—	—	17,636,337	—	17,636,337	—	—
Equity based compensation expense	—	—	—	—	830,817	—	—	—	830,817	4,427,429	5,258,246	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(2,745,698)	—	(2,745,698)	—	(2,745,698)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	1,313,566	1,313,566	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	578,892	578,892	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,307,400	1,307,400	173,320	1,480,720	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(941,025)	(941,025)	(124,885)	(1,065,910)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(3,173,874)	(3,173,874)	(419,695)	(3,593,569)	—	—
Balance as of December 31, 2023	88,761,135	$88,762	8,113,827	$8,114	$894,856,554	$(324,190,556)	$(167,270,293)	$847,183	$404,339,764	$91,523,148	$495,862,912	$196,356,107	$71,277,195

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$11,646,760	$21,669,452	$(19,564,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,230,206	64,618,533	53,368,611
Change in deferred tax assets and liabilities	(3,300,688)	(1,073,318)	(2,025,869)
Accretion of fair market value adjustment of secured debt	12,920	(35,738)	(110,942)
Amortization of debt issuance costs	2,727,501	2,594,163	1,676,309
Equity based compensation expense	5,258,246	3,968,494	2,907,808
Non-cash adjustment from equity method investments in JV Properties	1,625,135	760,005	560,451
Non-cash adjustment from equity method investments in Managed REITs	1,694,393	930,200	489,799
Accretion of financing fee revenues	(664,078)	(681,151)	—
Contingent earnout adjustment	—	1,514,447	12,619,744
Unrealized foreign currency and derivative (gains) losses	(1,035,341)	8,496,914	467,989
Net loss on extinguishment of debt	—	2,393,475	2,444,788
Gain on equity interests upon acquisition	—	(16,101,237)	—
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	8,389,573
Gain on deconsolidation of SST VI OP	—	—	(169,533)
Gain on sale of real estate	—	—	(178,631)
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	992,004	(780,731)	(1,367,439)
Purchase of SOFR interest rate caps	—	(6,053,700)	—
Accounts payable and accrued liabilities	(3,250,666)	3,293,359	99,039
Managed REITs receivables	(2,751,258)	365,479	(304,468)
Due to affiliates	6,250	(18,351)	(537,527)
Net cash provided by operating activities	73,191,384	87,909,977	58,764,984
Cash flows from investing activities:
SSGT II Merger, net of cash acquired	—	(65,540,723)	—
SST IV Merger, net of cash acquired	—	—	(46,486,510)
Purchase of real estate	(15,616,741)	(72,512,886)	(64,585,072)
Additions to real estate	(10,466,358)	(10,415,161)	(10,288,805)
Insurance proceeds on insured property damage	1,725,967	—	—
Deposits on acquisition of real estate	(753,103)	(1,384,665)	(340,000)
Redemption of preferred equity investment in SSGT II	—	—	13,500,000
Settlement of foreign currency hedges designated for hedge accounting	2,850,916	—	(3,190,899)
Investments in Managed REITs	—	(5,003,000)	—
Capital distributions from Managed REITs	597,364	—	—
Investments in unconsolidated JV Properties	(9,517,303)	(4,822,869)	(5,795,399)
Capital distributions from unconsolidated JV Properties	1,320,865	—	—
Deconsolidation of SST VI OP	—	—	(3,011,368)
SST VI OP repayment of debt	—	—	5,600,000
SST VI Mezzanine Loan funding	(15,000,000)	(28,200,000)	(6,800,000)
SST VI Mezzanine Loan repayment	50,000,000	—	—
SSGT III Mezzanine Loan funding	(16,000,000)	(59,500,000)	—
SSGT III Mezzanine Loan repayment	29,500,000	42,000,000	—
SST VI preferred equity investment	(15,000,000)	—	—
SST VI preferred equity investment redemption	15,000,000	—	—
SST VI promissory note funding	(15,000,000)	—	—
Purchase of SST VI Subordinated Class C Units	(3,197,083)	—	—
Purchase of other assets	(183,212)	—	(1,967,476)
Net proceeds from the sale of real estate	—	228,146	256,237
Settlement of company owned life insurance	—	—	2,894,561
Net cash used in investing activities	261,312	(205,151,158)	(120,214,731)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	80,148,639	150,000,000	271,675,995
Repayment of non-revolver debt	(12,016,875)	(86,237,235)	(422,190,754)
Scheduled principal payments on non-revolver debt	(2,639,399)	(2,512,634)	(1,294,637)
Proceeds from issuance of revolver debt	135,000,000	318,000,000	246,505,250
Repayment of revolver debt	(184,512,859)	(183,000,000)	(15,000,000)
Debt issuance costs	(870,603)	(2,081,854)	(6,970,064)
Debt defeasance costs	—	(2,544,346)	(525,467)
Offering costs	(10,506)	(601,345)	(971,752)
Redemption of common stock	(18,992,090)	(1,763,338)	(4,622,000)
Restricted stock withholding for payroll taxes	(246,662)	—	—
Gross proceeds from issuance of equity in SST VI OP	—	—	4,015,815
Offering costs related to issuance of equity in SST VI OP	—	—	(373,067)
Gross proceeds from issuance of equity in other non controlling interests	—	1,000	—
Distributions paid to preferred stockholders	(12,500,000)	(12,500,000)	(12,277,935)
Distributions paid to common stockholders	(40,597,803)	(49,391,782)	(26,157,045)
Distributions paid to noncontrolling interests in our OP	(8,272,896)	(7,032,520)	(6,139,772)
Distributions paid to other noncontrolling interests	(587,530)	(268,695)	—
Net cash provided by financing activities	(66,098,584)	120,067,251	25,674,567
Impact of foreign exchange rate changes on cash and restricted cash	34,673	(1,474,040)	(196,135)
Change in cash, cash equivalents, and restricted cash	7,388,785	1,352,030	(35,971,315)
Cash, cash equivalents, and restricted cash beginning of year	46,038,391	44,686,361	80,657,676
Cash, cash equivalents, and restricted cash end of year	$53,427,176	$46,038,391	$44,686,361

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023, 2022 and 2021

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$55,647,072	$36,523,574	$27,220,673
Cash paid for income taxes	$406,728	$265,930	$—

Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$17,636,337	$5,243,398	$19,564,929
Intangible assets applied to the purchase of real estate	$8,370,000	$—	$—
Distributions payable	$9,155,808	$9,324,453	$8,360,420
Redemption of common stock included in accounts payable and accrued liabilities	$3,945,126	$—	$1,676,874
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REIT's receivables	$1,194,942	$—	$—
Deposit applied to the purchase of real estate	$400,000	$190,000	$156,940
Conversion of A-2 Units into A-1 Units	$—	$31,514,447	$11,219,744
Real estate and construction in process included in accounts payable and accrued liabilities	$433,039	$515,898	$19,056
Issuance of common stock and OP Units in connection with the mergers	$—	$168,791,577	$231,412,470
Debt assumed in mergers	$—	$—	$81,165,978

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of December 31, 2023, we wholly-owned 154 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and the Greater Toronto Area of Ontario, Canada.

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

We operate the properties owned by the Managed REITs, which together with one other self storage property we manage, as of December 31, 2023, represented 32 operating properties and approximately 25,400 units and 2.8 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of December 31, 2023, we owned approximately 88.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 11.9% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the “Former Dealer Manager”). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2023, we had sold approximately 8.2 million Class A Shares and approximately 1.1 million Class T Shares through our DRP Offering.

On January 15, 2024, our board of directors, (the "Board"), upon recommendation of our Nominating and Corporate Governance Committee, approved an Estimated Per Share NAV of our common stock of $15.25 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2023.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”), the operating partnership of SST VI, and its wholly-owned subsidiaries, were consolidated by us from March 10, 2021 (the date of our initial investment in SST VI OP) until May 1, 2021. The portion not wholly-owned by us was presented as noncontrolling interests, and all intercompany accounts and transactions were eliminated when they were consolidated by us.

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

As of December 31, 2023, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres and our equity investments in the Managed REIT's, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the "Tenant Protection Programs") with SST VI, SSGT III, and SSGT II (through June 1, 2022) which are consolidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

Investments in and Advances to Managed REITs

As of December 31, 2023, and 2022, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions. Our share of earnings and losses from our equity method investments in the Managed REITs was previously included in Other, net within our consolidated statements of operations, but has been reclassified to Equity in earnings (losses) from investments in Managed REITs within our current consolidated statements of operations included herein.

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

December 31, 2023, 2022 and 2021

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none, approximately $10.5 million, and $21.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2023, 2022, and 2021, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2023, 2022, and 2021, our property acquisitions, including the SST IV Merger and the SSGT II Merger, did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the years ended December 31, 2023, 2022, and 2021 we expensed approximately $0.2 million, $0.9 million, and $0.9 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the years ended December 31, 2023, 2022, and 2021, no real property asset impairment losses were recognized.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 10 – Related Party Transactions), which occurred in 2019. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

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

As of December 31, 2023 and December 31, 2022, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of December 31, 2023 and December 31, 2022, approximately $71,000 and $211,000, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the year ending December 31, 2024 is approximately $71,000.

We qualitatively evaluate whether any triggering events or changes in circumstances have occurred in addition to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

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

In accordance with ASC 842, we review the collectability of lease payments on an ongoing basis. We consider collectability indicators when analyzing accounts receivable and historical bad debt levels, including current economic trends, all of which assist in evaluating the probability of outstanding and future rental income collections.

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

December 31, 2023, 2022 and 2021

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

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of SmartStop OP entered into a sponsor funding agreement with SST VI and SST VI OP (the "Sponsor Funding Agreement"), in connection with certain changes to the public offering of SST VI (see Note 10 – Related Party for additional information).

Pursuant to the Sponsor Funding Agreement, SmartStop, through a wholly-owned subsidiary, is required to fund the payment of the front-end sales load for the sale of SST VI’s class Y and class Z shares sold in their offering. In exchange, SmartStop receives a number of series C convertible units ("Series C Units") in SST VI’s operating partnership calculated as the dollar amount of such funding divided by the then-current offering price for such class Y and Z shares. The Series C Units convert into class A units of SST VI OP if the estimated net asset value of SST VI, as declared by SST VI, exceeds $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share.

In accordance with ASC 606, the amount by which our funding exceeds the fair value of the Series C Units received is accounted for as a payment to a customer and is therefore recorded as a reduction to the transaction price for the services we provide to such customer. Each payment is initially included in the Other assets line-item in our consolidated balance sheet and subsequently recorded as a reduction of Managed REIT Platform revenues ratably over the remaining estimated life of our management contracts with SST VI. Below is a summary of the portion of sponsorship funding payments which exceeds the fair value of the Series C Units received, and is recorded pursuant to ASC 606 as described above:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

Balance as of December 31, 2022	$—
Amounts incurred	3,526,927
Recorded sponsor funding reduction	(33,643)
Balance as of December 31, 2023	$3,493,284

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2023 and 2022, approximately $0.9 million and $0.7 million, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. We incurred advertising costs of approximately $2.2 million, $1.3 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, within general and administrative. We incurred advertising costs of approximately $4.8 million, $4.4 million, and $3.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, within property operating expenses.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of December 31, 2023, the gross amount of the intangible assets was approximately $80.7 million, and accumulated amortization was approximately $79.5 million. As of December 31, 2022, the gross amounts of the intangible assets was approximately $88.5 million and accumulated amortization was approximately $72.9 million. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2024, 2025, 2026, 2027, 2028, and thereafter is approximately $0.2 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $0.6 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $1.2 million was approximately 5.8 years as of December 31, 2023.

We evaluate whether any triggering events or changes in circumstances have occurred subsequent to our annual impairment test that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in an impairment charge in the future.

Debt Issuance Costs

Costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt; amounts incurred related to obtaining revolving debt are included in the debt issuance costs line on our consolidated balance sheet (see Note 5 – Debt). Debt issuance costs are amortized using the effective interest method.

As of December 31, 2023 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million. As of December 31, 2022, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.4 million.

As of December 31, 2023, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.7 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.4 million. As of December 31, 2022, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.5 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $0.2 million and a loss of approximately $9.6 million for the years ended December 31, 2023 and 2022, respectively.

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

Employee Benefit Plan

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

The Company terminated its relationship with a professional employer organization and began maintaining its own retirement savings plan during the year ended December 31, 2021 under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the year ended December 31, 2023 and 2022, the Company made matching contributions to such plan of approximately $0.5 million and $0.5 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions along with the assets and liabilities described in Note 3 – Real Estate Facilities. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) market approach, which considers comparable sales activity. Additionally, certain such assets and liabilities are required to be fair valued periodically or valued pursuant to ongoing fair value requirements and impairment analyses and have been valued subsequently utilizing the same techniques noted above. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The Series C Units (categorized within Level 3 of the fair value hierarchy) acquired in connection with the Sponsor Funding Agreement are measured at fair value at the time of acquisition, and are recorded using the equity method of accounting as described in Note 10 – Related Parties. The fair value of these units were determined using a valuation model which considered the following key assumptions: the projected distribution rate of SST VI, implied share price volatility, risk free interest rate, and the estimated effective life of the Series C Units.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

The carrying amounts of cash and cash equivalents, restricted cash, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The table below summarizes the carrying amounts and fair values of financial instruments that are not carried at fair value as of December 31, 2023 and 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2023 and 2022, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$505,700,000	$523,018,512	$410,600,000	$442,672,020

During the years ended December 31, 2023 and 2022, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of the interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2023, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate derivatives	$—	$3,485,281	$—
Accounts payable and accrued liabilities - foreign currency hedges	$—	$985,412	$—

Derivative Instruments and Hedging Activities

We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized in Other, net, within our consolidated statements of operations. Amounts are reclassified out of other comprehensive (loss) income ("OCI") into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

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

We filed an election to treat our primary taxable REIT subsidiary ("TRS") as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services to the Managed REITs and otherwise generally engages in non-real estate related business. The TRS is subject to corporate federal and state income tax.

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Our deferred tax assets (as further discussed in Note 8 – Income Taxes) were previously included in Other assets, net in our consolidated balance sheets, but have been reclassified to Deferred tax assets within the current consolidated balance sheets included herein.

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

December 31, 2023, 2022 and 2021

provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2023 and 2022, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

Concentration

No single self storage customer represents a significant concentration of our revenues. For 2023, approximately 23%, 20%, and 10% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 9 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classify our Series A Convertible Preferred Stock (as defined in Note 6 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. Our Series A Convertible Preferred Stock can be redeemed by us on or after the fifth anniversary of its issuance (October 29, 2024), or if certain events occur, such as the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we do not maintain our REIT status the holder can require redemption. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series A Convertible Preferred Stock as temporary equity.

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

Diluted earnings per share is computed by including the dilutive effect of the conversion of all potential common stock equivalents (which includes unvested restricted stock, Series A Convertible Preferred Stock, Class A and Class A-1 OP Units, and unvested LTIP Units) and accordingly, as applicable, adjusting net income to add back any changes in earnings that reduce earnings per common share in the period associated with the potential common stock equivalents.

The computation of earnings per common share is as follows for the periods presented:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$11,646,760	$21,669,452	$(19,564,718)
Net (income) loss attributable to noncontrolling interests	(1,892,458)	(2,847,572)	2,663,123
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	9,754,302	18,821,880	(16,901,595)
Less: Distributions to preferred stockholders	(12,500,000)	(12,500,000)	(12,500,000)
Less: Distributions to participating securities	(368,854)	(285,796)	(246,109)
Net income (loss) attributable to common stockholders for basic computations:	(3,114,552)	6,036,084	(29,647,704)
Net income (loss) attributable to common stockholders for diluted computations:	$(3,114,552)	$6,036,084	$(29,647,704)
Weighted average Class A and Class T shares outstanding:
Average number of Class A and Class T shares outstanding- basic	96,807,939	91,939,172	79,438,374
Unvested LTIP Units	—	—	—
Unvested restricted stock awards	—	117,266	—
Average number of Class A and Class T shares outstanding - diluted	96,807,939	92,056,438	79,438,374
Earnings per common share:
Basic	$(0.03)	$0.07	$(0.37)
Diluted	$(0.03)	$0.07	$(0.37)

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

	For the Year Ended December 31,
	2023	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726	18,761,726
Class A and Class A-1 OP Units	12,840,007	11,667,696	10,097,549
Unvested LTIP Units	413,538	392,856	179,344
Unvested restricted stock awards	59,973	—	105,476
	32,075,244	30,822,278	29,144,095

Recently Adopted Accounting Guidance

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)." ASU 2022-06 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. We elected to apply expedients related to contract modifications, changes in critical terms, and our assessments of effectiveness for designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients on such qualifying changes maintains the consistency of our presentation of debt and derivative contracts. ASU 2022-06 was adopted during the year ended December 31, 2022, and had no material impact on our consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

Recently Issued Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)." The guidance in ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2023 and 2022:

Real estate facilities
Balance at December 31, 2021	$1,593,623,628
Facilities acquired through merger with SSGT II	228,359,718
Other facility acquisitions	69,981,850
Impact of foreign exchange rate changes	(12,984,154)
Improvements and additions	8,224,603
Balance at December 31, 2022	1,887,205,645
Acquisitions	23,696,536
Impact of foreign exchange rate changes and other	4,342,673
Improvements and additions	9,501,518
Balance at December 31, 2023	$1,924,746,372
Accumulated depreciation
Balance at December 31, 2021	$(155,926,875)
Depreciation expense	(48,400,073)
Impact of foreign exchange rate changes	1,644,260
Balance at December 31, 2022	(202,682,688)
Depreciation expense	(52,619,881)
Impact of foreign exchange rate changes and other	(541,715)
Balance at December 31, 2023	$(255,844,284)

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the “SSGT II Merger”). On such date, (the “SSGT II Merger Date”), each share of SSGT II’s common stock, $0.001 par value per share (“SSGT II Common Stock”), issued and outstanding immediately prior to the effective time of the SSGT II Merger (other than shares owned by us, any subsidiary of ours, or any subsidiary of SSGT II) was automatically converted into the right to receive 0.9118 shares of our Class A Shares, subject to the treatment of fractional shares in accordance with the SSGT II merger agreement (the “SSGT II Merger Consideration”).

As a result, we acquired all of the real estate owned by SSGT II, consisting of (i) 10 wholly-owned self storage facilities located in seven states comprising approximately 7,740 self storage units and approximately 853,900 net rentable square feet, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. As of the SSGT II Merger Date, the unconsolidated real estate ventures (collectively, the “SSGT II JV

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

Properties”) consisted of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”) owning the other 50% of such entities. Additionally, we obtained SSGT II's rights to acquire (i) one parcel of land being developed into a self storage facility in an unconsolidated joint venture with SmartCentres, and (ii) a self storage property under development located in Southern California, which we acquired on July 13, 2023. On January 12, 2023, we acquired the aforementioned parcel of land in an unconsolidated joint venture that we and SmartCentres intend to develop into a self storage facility in the future. As of December 31, 2023, one of the development joint venture properties had been completed and had begun operations.

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

December 31, 2023, 2022 and 2021

As a result of our acquiring SSGT II and terminating the preexisting advisory and property management agreements with SSGT II, we expensed approximately $2.0 million related to such assets on the acquisition date.

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). On such date, (the “SST IV Merger Date”), we acquired all of the real estate owned by SST IV, consisting of (i) 24 self storage facilities located in nine states comprising approximately 18,000 self storage units and approximately 2.0 million net rentable square feet, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (collectively the “SST IV JV Properties”). The SST IV JV Properties consisted of three operating self storage properties and three parcels of land in various stages of development into self storage facilities as of the SST IV Merger Date, jointly owned with subsidiaries of SmartCentres. The three development joint venture properties have subsequently been completed and have begun operations.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the SST IV Merger:

Assets Acquired:
Land	$54,385,560
Buildings	257,618,228
Site improvements	12,340,848
Construction in progress	1,467,090
Intangible assets	20,052,449
Investments in real estate joint ventures	17,495,254
Cash and cash equivalents, and restricted cash	7,763,490
Other assets	4,145,394
Total assets acquired	$375,268,313
Liabilities assumed:
Debt	$81,165,978
Accounts payable and other liabilities	8,074,162
Total liabilities assumed	$89,240,140
Total net assets acquired	$286,028,173

As a result of our acquiring SST IV and terminating the preexisting advisory and property management agreements with SST IV, and the write off of a special limited partnership interest we had related to SST IV, we expensed approximately $8.4 million related to such assets on the acquisition date.

Self Storage Facility Acquisitions

In connection with the SSGT II Merger, we recorded an intangible asset of approximately $8.0 million related to the intrinsic value of a purchase and sale agreement for the San Gabriel Property which was being developed by the seller into a self storage facility. On July 5, 2023, we entered into an approximately $10.4 million first mortgage bridge loan to the seller, and on July 13, 2023, we closed on the San Gabriel Property and the seller repaid the bridge loan in full. We recorded approximately $23.7 million to Real estate facilities related to the San Gabriel Property, which consisted of the contractual purchase price of approximately $15.5 million, as well as approximately $8.0 million which was previously recorded as an intangible asset.

The following table summarizes the purchase price allocation for the real estate related assets acquired during the year ended December 31, 2023:

Acquisition	Acquisition Date	Real Estate Assets	Intangibles	Total (1)	2023 Revenue(2)	2023 Net Operating Loss(2)(3)
San Gabriel Property	7/13/2023	$23,696,536	$-	$23,696,536	$22,964	$(157,676)
		$23,696,536	$-	$23,696,536	$22,964	$(157,676)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(1) The allocation noted above is based on a determination of the relative fair value of the total consideration provided and represents the amount paid including capitalized acquisition costs.

(2) The operating results of the self storage property acquired have been included in our consolidated statements of operations since its acquisition date.

(3) Net operating loss excludes corporate general and administrative expenses, interest expenses, depreciation, amortization and acquisition related expenses.

Potential Acquisitions

We, through our wholly-owned subsidiaries were party to a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in the U.S. which had not yet closed as of December 31, 2023. The total purchase price for this property was approximately $10.5 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire this property, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $0.2 million as a result.

We may assign the above purchase and sale agreement to one of our Managed REITs.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating properties as of December 31, 2023. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, two of which were operating properties and one of which was under development as of December 31, 2023.

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

On January 12, 2023, we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a parcel of land in Whitby, Ontario, (the “Whitby Property”), that we and SmartCentres are developing into a self storage facility in the future. Our 50% of the initial investment at closing for the Whitby Property was approximately $2.7 million CAD (or approximately $2.0 million USD), plus closing costs.

These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments, and is recorded in Equity in earnings (losses) from investments in JV Properties in the accompanying consolidated statements of operations. For the years ended December 31, 2023 and 2022, we recorded net aggregate loss of approximately $1.6 million and $0.8 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the "JV Properties"):

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of December 31, 2023	Carrying Value of Investment as of December 31, 2022
Dupont (1)	October 2019	$3,974,813	$4,245,434
East York (2)	June 2020	5,662,757	6,039,951
Brampton (2)	November 2020	1,974,811	2,166,186
Vaughan (2)	January 2021	2,297,273	2,625,089
Oshawa (2)	August 2021	1,274,680	1,506,798
Scarborough (2)	November 2021	2,342,720	2,364,175
Aurora (1)	December 2022	2,480,800	2,546,407
Kingspoint (2)	March 2023	3,947,014	3,342,969
Markham (1)	Under Development	2,063,919	1,038,541
Regent (3)	Under Development	2,737,202	2,646,532
Whitby (4)	Under Development	7,075,611	-
		$35,831,600	$28,522,082
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

Potential Future Joint Ventures

We as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary were party to two purchase and sale agreements for the acquisition of land in Canada intended to be developed into self storage facilities which had not yet closed. Our 50% portion of the total purchase price for these properties was approximately USD $7.6 million, plus closing costs. There can be no assurance that we will complete these acquisitions. Additionally, we may assign some or all of such purchase and sale agreements to the Managed REITs. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately USD $1.1 million as a result.

RBC JV Term Loan

On November 3, 2023, we closed on a $70 million CAD term loan (the “RBC JV Term Loan”) with Royal Bank of Canada (“RBC”) pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). The RBC JV Term Loan is secured by first mortgages on five of the JV Properties which were previously encumbered by the SmartCentres Financings (as defined below). The maturity date of the RBC JV Term Loan is November 2, 2025, which may be requested to be extended by one additional year by the RBC Borrowers, subject to the approval of RBC in its sole and absolute discretion. Interest on the RBC JV Term Loan is a fixed annual rate of 6.21%, and payments are interest only during the term of the loan.

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

December 31, 2023, 2022 and 2021

respect to any claims arising from a breach or default of the other party pursuant to the RBC JV Term Loan or the Separate Credit Facilities.

The majority of net proceeds from the RBC JV Term Loan were used to fully repay the allocated loan amounts of approximately $68.9 million CAD under the SmartCentres Financings (as defined below) for each of the five JV Properties.

As of December 31, 2023, $70.0 million CAD or approximately $52.8 million in USD, was outstanding on the RBC JV Term Loan.

SmartCentres Financings

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

The SmartCentres Loan I and SmartCentres Loan II have an accordion feature such that borrowings pursuant thereto may be increased up to approximately $120 million CAD each, subject to certain conditions set forth in the MMCA I and MMCA II agreements. Additionally, pursuant to the MMCA agreements, the collective borrowings between all SmartCentres Financings, and loans made by the SmartCentres Lender to our affiliates, are limited to an overall combined capacity of $120 million CAD.

In connection with the execution of the RBC JV Term Loan, the Dupont, Bramport, East York, Vaughan, and Oshawa properties are no longer encumbered by or subject to the SmartCentres Financings.

As of December 31, 2023, the Aurora, Scarborough, Kingspoint, and Markham properties were encumbered by the SmartCentres Financings.

As of December 31, 2023, approximately $57.3 million CAD or approximately $43.3 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2022, approximately $116.7 million CAD or approximately $86.1 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the JV Properties.

The SmartCentres Financings are secured by first mortgages. Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of December 31, 2023, the total interest rate was approximately 7.9%.

The SmartCentres Financings, as amended, have a maturity date of May 11, 2024, the MMCA II contains two one year extension options. Monthly interest payments initially increase the outstanding principal balance. Upon a JV Property generating sufficient net cash flow, the SmartCentres Financings provide for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of December 31, 2023, the joint ventures were in compliance with all such covenants.

Note 5. Debt

Our debt is summarized as follows:

Loan	December 31, 2023	December 31, 2022	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$91,041,968	$92,784,412	3.89%	8/1/2026
KeyBank Florida CMBS Loan(2)	50,750,997	51,555,279	4.65%	5/1/2027
CMBS Loan(3)	104,000,000	104,000,000	5.00%	2/1/2029
SST IV CMBS Loan (4)	40,500,000	40,500,000	3.56%	2/1/2030
Credit Facility Term Loan - USD	250,000,000	250,000,000	7.08%	3/17/2026
Credit Facility Revolver - USD	318,688,429	368,201,288	7.13%	3/17/2024
2032 Private Placement Notes (5)	150,000,000	150,000,000	5.28%	4/19/2032
Oakville III BMO Loan (6) (7)	—	11,992,500
Ladera Office Loan	3,832,774	3,925,448	4.29%	11/1/2026
2028 Canadian Term Loan(7)	82,973,000	—	6.41%	12/1/2028
Discount on secured debt, net	(80,227)	(93,147)
Debt issuance costs, net	(4,305,607)	(4,493,824)
Total debt	$1,087,401,334	$1,068,371,956
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

December 31, 2023, 2022 and 2021

(7)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of December 31, 2023 was approximately 6.1%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of December 31, 2023, we were in compliance with all such covenants.

2028 Canadian Term Loan

On November 16, 2023, we, through eight of our wholly-owned Canadian subsidiaries (the “Canadian Term Loan Borrowers”), entered into a term loan (the "2028 Canadian Term Loan") with affiliates of QuadReal Finance LP (“QuadReal”). The 2028 Canadian Term Loan has an aggregate borrowing capacity of $110 million CAD and is secured by the eight properties owned by the Canadian Term Loan Borrowers (the “Canadian Term Loan Secured Properties”). Previously, the Canadian Term Loan Secured Properties were included in the borrowing base of the Credit Facility (defined below). The net proceeds of approximately $110 million CAD from the 2028 Canadian Term Loan were used to pay down the revolving portion of the Credit Facility, and accordingly, the eight Canadian Term Loan Secured Properties were released from the borrowing base of the Credit Facility.

The 2028 Canadian Term Loan has a maturity date of December 1, 2028, and carries a fixed interest rate for the term of the loan of 6.41%. The first two years of the Canadian Term Loan are interest only, after which it requires monthly amortizing payments based on a 25-year amortization schedule. If the Canadian Term Loan is prepaid prior to the third anniversary, the Company must make a yield maintenance payment. After the third anniversary, any prepayment of the loan are subject to an exit fee, which is equal to a percentage of the then outstanding principal amount, as follows: (i) 100 bps if the prepayment occurs between the third and fourth anniversaries; and (ii) 75 bps if the prepayment occurs after the fourth anniversary. We provided an indemnity in favor of QuadReal for certain environmental matters and pursuant to which we also provided a non-recourse carveout guaranty.

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

We are permitted to prepay at any time all, or from time to time any part of the Notes in amounts not less than 5% of the 2032 Private Placement Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the make-whole amount (as defined in the Note Purchase Agreement). The “Make-Whole Amount” is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the 2032 Private Placement Notes being prepaid over the amount of such 2032 Private Placement Notes. In addition, in connection with a change of control (as defined in the Note Purchase Agreement), the Operating Partnership is required to offer to prepay the 2032 Private Placement Notes at 100% of the principal amount plus accrued and unpaid interest thereon, but without the Make Whole Amount or any other prepayment

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

premium or penalty of any kind. The Company must also maintain a debt rating of the 2032 Private Placement Notes by a rating agency.

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

As of December 31, 2023, advances under the Credit Facility Term Loan incurred interest at a 160 basis points spread over daily simple SOFR plus an additional 10 basis points (the "SOFR Index Adjustment") or 30-day Canadian dollar offered rate ("CDOR"), while advances under the Credit Facility Revolver incurred interest at a 165 basis points spread over daily simple SOFR plus an additional 10 basis points (the SOFR Index Adjustment) or 30-day CDOR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility Revolver, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event (defined below) has occurred.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

The rate spreads above daily simple SOFR plus the SOFR Index Adjustment or CDOR at which the Credit Facility incurs interest are subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the Credit Facility, with the highest tier limited to a maximum leverage of 60% and maximum spreads of 225 basis points and 230 basis points on the Term Loan and the Credit Facility Revolver, respectively. As of December 31, 2023, the consolidated leverage ratio was within the first (i.e. the lowest) leverage tier.

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

In connection with the 2028 Canadian Term Loan, on November 16, 2023, eight properties were released from the borrowing base of the Credit Facility, and two properties were added to the borrowing base of the Credit Facility.

As of December 31, 2023, 93 of our wholly-owned properties were encumbered by the Credit Facility.

As of December 31, 2023, we had borrowed approximately $318.7 million of the $450 million maximum potential current capacity of the Credit Facility Revolver and all $250 million of the $250 million capacity on the Credit Facility Term Loan. The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of December 31, 2023, based on the aforementioned and other borrowing base calculations, we had the ability to draw up to an additional approximately $87.2 million on the Credit Facility Revolver.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

The following table presents the future principal payments required on outstanding debt as of December 31, 2023:

2024	$321,423,329
2025	2,987,627
2026	343,312,927
2027	49,594,599
2028	79,968,686
2029 and thereafter	294,500,000
Total payments	1,091,787,168
Discount on secured debt	(80,227)
Debt issuance costs, net	(4,305,607)
Total	$1,087,401,334

On February 22, 2024, we entered into an amended and restated revolving credit facility with KeyBank (the "2024 Credit Facility"). The 2024 Credit Facility replaces the Credit Facility we entered into on March 17, 2021, and has a maturity date of February 22, 2027. Additionally, on March 7, 2024, we entered into a $75 million CAD term loan with National Bank of Canada (the "2027 NBC Loan"), which has a maturity date of March 7, 2027. See Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements, for more information.

The following table presents the future principal payments required on outstanding debt as of March 7, 2024:

2024	$2,790,644
2025	3,973,713
2026	94,331,054
2027	623,272,061
2028	78,579,863
2029 and thereafter	294,500,000
Total payments	$1,097,447,335

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock will initially be equal to a rate of 6.25% per annum. If the Series A Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing (October 29, 2024), the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is redeemed or repurchased in full. The dividends are payable in arrears for the prior calendar quarter on or before the 15th day of March, June, September and December of each year.

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

December 31, 2023, 2022 and 2021

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

As of December 31, 2023, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

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

December 31, 2023, 2022 and 2021

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

The change in the value of the portion of our settled and unsettled foreign currency hedges that is not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a gain of approximately $0.1 million and $9.5 million for the years ended December 31, 2023 and 2022, respectively.

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

On April 12, 2022, we settled a $122 million CAD foreign currency forward, receiving a net settlement of approximately USD $3.2 million, and simultaneously entered into a new $126.2 million CAD currency forward with a settlement date of October 12, 2022. On October 12, 2022, we settled this foreign currency forward, receiving a net settlement of approximately $8.7 million, and simultaneously entered into a new $137.7 million CAD currency forward with a settlement date of October 12, 2023. On October 11, 2023, we rolled this hedge without any cash settlement, extending the maturity date to November 9, 2023 at a strike rate of 1.3766, and notional of $137,664,000 CAD. On November 9, 2023, we rolled this hedge without any cash settlement, extending the maturity date to November 16, 2023 at a strike rate of 1.3767, and notional of $137,669,000 CAD. On November 16, 2023, this hedge matured, and without any cash settlement, we simultaneously entered into a new $30.0 million CAD currency forward with a maturity date of January 16, 2024, and a strike rate of 1.3782.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2023:

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$125,000,000	2.00%	June 1, 2022	June 28, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
Foreign Currency Forwards:
Denominated in CAD (1)	$132,350,000	1.3273	July 5, 2023	April 12, 2024
Denominated in CAD (1) (2)	$30,000,000	1.3782	November 16, 2023	January 16, 2024

(1) Notional amounts shown are denominated in CAD.

(2) On January 16, 2024 we rolled this hedge without any cash settlement, effectively extending the maturity date to February 15, 2024 at a strike rate of 1.3781. Additionally, on February 16, 2024 we further rolled this hedge without any cash settlement at a strike rate of 1.3781. This hedge ultimately matured on March 7, 2024 whereby we owed and paid approximately $0.5 million at settlement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2023 and 2022:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	December 31, 2023	December 31, 2022
Interest Rate Derivatives
Other assets	$3,485,281	$9,681,298
Accounts payable and accrued liabilities	$—	$—
Foreign Currency Hedges
Other assets	$—	$6,971,265
Accounts payable and accrued liabilities	$(985,412)	$(1,776,371)

The following tables present the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from accumulated other comprehensive income
	For the Year Ended December 31,
Type	2023	2022		2023	2022	2021
Interest Rate Swaps	$-	$(2,793)	Interest expense	$50,587	$(304,670)	$(3,818,917)
Interest Rate Caps	409,990	4,480,001	Interest expense	3,952,972	(139,888)	(473,148)
Foreign Currency Forwards	(1,065,910)	3,354,899	N/A	—	—	—
	$(655,920)	$7,832,107		$4,003,559	$(444,558)	$(4,292,065)

Based on the forward rates in effect as of December 31, 2023, we estimate that approximately $1.0 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

Note 8. Income Taxes

As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. However, certain of our consolidated subsidiaries are taxable REIT subsidiaries, which are subject to federal, state and foreign income taxes. We have filed an election to treat our primary TRS as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services to the Managed REITs and otherwise generally engages in non-real estate related business. The TRS is subject to corporate U.S. federal and state income tax. Additionally, we own and operate a number of self storage properties located throughout Canada, the income of which is generally subject to income taxes under the laws of Canada.

The domestic and international components of income (loss) before income taxes are presented for the years ended December 31, 2023, 2022, and 2021:

	For the year ended
	2023	2022	2021
Domestic	$6,993,316	$20,546,466	$(19,784,397)
Foreign	2,057,588	568,201	(1,591,596)
Income (loss) before income taxes	$9,050,904	$21,114,667	$(21,375,993)

The following is a summary of our income tax expense (benefit) for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31, 2023
	Federal	State	Canadian	Total
Current	$191,115	$33,326	$480,391	$704,832
Deferred	(10,477)	(1,596)	(3,288,615)	(3,300,688)
Total	$180,638	$31,730	$(2,808,224)	$(2,595,856)

	For the year ended December 31, 2022
	Federal	State	Canadian	Total
Current	$170,874	$27,020	$320,639	$518,533
Deferred	(499,077)	(76,050)	(498,191)	(1,073,318)
Total	$(328,203)	$(49,030)	$(177,552)	$(554,785)

	For the year ended December 31, 2021
	Federal	State	Canadian	Total
Current	$182,034	$32,559	$—	$214,593
Deferred	(1,750,248)	(266,704)	(8,916)	(2,025,868)
Total	$(1,568,214)	$(234,145)	$(8,916)	$(1,811,275)

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for the years ended December 31, 2023, 2022, and 2021:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Rate
Expected tax at statutory rate	$1,900,690	21.0%
Non-taxable REIT (income) loss	(1,243,204)	-13.7%
State and local income tax expense - net of federal benefit	25,066	0.3%
Foreign income taxed at different rates	132,010	1.5%
Change in valuation allowance	(3,410,418)	-37.7%
Total income tax expense (benefit)	$(2,595,856)	-28.7%

	Year Ended December 31, 2022	Rate
Expected tax at statutory rate	$4,434,080	21.0%
Non-taxable REIT (income) loss	(4,610,750)	-21.8%
State and local income tax expense - net of federal benefit	(38,734)	-0.2%
Foreign income taxed at different rates	47,180	0.2%
Change in valuation allowance	(416,953)	-2.0%
Other	30,392	0.1%
Total income tax expense (benefit)	$(554,785)	-2.6%

	Year Ended December 31, 2021	Rate
Expected tax at statutory rate	$(4,489,427)	21.0%
Non-taxable REIT (income) loss	2,655,349	-12.4%
State and local income tax expense - net of federal benefit	(185,137)	0.9%
Foreign income taxed at different rates	(69,318)	0.3%
Change in valuation allowance	400,146	-1.9%
Other	(122,888)	0.6%
Total income tax expense (benefit)	$(1,811,275)	8.5%

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Intangible contract assets	$(18,111)	$(30,184)
Canadian real estate	(9,887,050)	(10,123,376)
Total deferred tax liability	(9,905,161)	(10,153,560)

Deferred tax assets:
Other	1,267,292	90,563
Canadian real estate and non-capital losses	7,561,373	7,935,309
Total deferred tax assets	8,828,665	8,025,872

Valuation allowance	(667,514)	(4,077,932)

Net deferred tax liabilities	$(1,744,010)	$(6,205,620)

The Canadian non-capital losses expire between 2032 and 2043. As of December 31, 2023 and December 31, 2022, the Company had Canadian non-capital loss carry forwards of approximately $24.9 million and $27.4 million, respectively. As of December 31, 2023 and 2022, we had a valuation allowance of approximately $0.7 million and $4.1 million, respectively, related to non-capital loss carry-forwards at certain of our Canadian properties.

As of December 31, 2023 and 2022, we had no interest or penalties related to uncertain tax positions. The tax years 2019-2022 remain open to examination by the major taxing jurisdictions to which we are subject.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

The following tables summarize information for the reportable segments for the periods presented:

	Year Ended December 31, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$206,494,202	$—	$—	$206,494,202
Ancillary operating revenue	8,826,868	—	—	8,826,868
Managed REIT Platform revenue	—	11,906,311	—	11,906,311
Reimbursable costs from Managed REITs	—	5,764,363	—	5,764,363
Total revenues	215,321,070	17,670,674	—	232,991,744
Operating expenses:
Property operating expenses	65,362,857	—	—	65,362,857
Managed REIT Platform expense	—	3,365,491	—	3,365,491
Reimbursable costs from Managed REITs	—	5,764,363	—	5,764,363
General and administrative	—	—	27,451,533	27,451,533
Depreciation	52,754,196	—	882,157	53,636,353
Intangible amortization expense	6,398,131	195,722	—	6,593,853
Acquisition expenses	192,358	—	—	192,358
Total operating expenses	124,707,542	9,325,576	28,333,690	162,366,808
Income (loss) from operations	90,613,528	8,345,098	(28,333,690)	70,624,936
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(1,625,135)	(1,625,135)
Equity in earnings (losses) from investments in Managed REITs	—	(1,273,143)	—	(1,273,143)
Other, net	217,807	3,359,875	(448,815)	3,128,867
Interest expense	(61,636,064)	—	(168,557)	(61,804,621)
Income tax (expense) benefit	2,400,878	(196,599)	391,577	2,595,856
Net income (loss)	$31,596,149	$10,235,231	$(30,184,620)	$11,646,760

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

	Year Ended December 31, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$191,749,578	$—	$—	$191,749,578
Ancillary operating revenue	8,445,803	—	—	8,445,803
Managed REIT Platform revenue	—	7,819,216	—	7,819,216
Reimbursable costs from Managed REITs	—	4,628,497	—	4,628,497
Total revenues	200,195,381	12,447,713	—	212,643,094
Operating expenses:
Property operating expenses	58,437,110	—	—	58,437,110
Managed REIT Platform expense	—	2,485,290	—	2,485,290
Reimbursable costs from Managed REITs	—	4,628,497	—	4,628,497
General and administrative	—	—	28,253,905	28,253,905
Depreciation	48,503,743	—	913,936	49,417,679
Intangible amortization expense	14,728,148	472,706	—	15,200,854
Acquisition expenses	888,009	—	—	888,009
Contingent earnout adjustment	—	1,514,447	—	1,514,447
Write-off of equity interest and preexisting relationships upon acquisition of control	—	2,049,682	—	2,049,682
Total operating expenses	122,557,010	11,150,622	29,167,841	162,875,473
Gain on equity interests upon acquisition	—	16,101,237	—	16,101,237
Income (loss) from operations	77,638,371	17,398,328	(29,167,841)	65,868,858
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(760,005)	(760,005)
Equity in earnings (losses) from investments in Managed REITs	—	(930,201)	—	(930,201)
Other, net	(209,578)	1,085,533	(34,554)	841,401
Interest expense	(41,339,401)	—	(172,510)	(41,511,911)
Net loss on extinguishment of debt	(2,393,475)	—	—	(2,393,475)
Income tax (expense) benefit	36,197	563,053	(44,465)	554,785
Net income (loss)	$33,732,114	$18,116,713	$(30,179,375)	$21,669,452

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

	Year Ended December 31, 2021
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$150,610,337	$—	$—	$150,610,337
Ancillary operating revenue	7,552,597	—	—	7,552,597
Managed REIT Platform revenue	—	6,322,970	—	6,322,970
Reimbursable costs from Managed REITs	—	4,278,667	—	4,278,667
Total revenues	158,162,934	10,601,637	—	168,764,571
Operating expenses:
Property operating expenses	48,127,657	—	—	48,127,657
Managed REIT Platform expense	—	1,451,166	—	1,451,166
Reimbursable costs from Managed REITs	—	4,278,667	—	4,278,667
General and administrative	—	—	23,265,196	23,265,196
Depreciation	40,203,484	—	742,922	40,946,406
Intangible amortization expense	11,134,100	1,288,105	—	12,422,205
Acquisition expenses	934,838	—	—	934,838
Contingent earnout adjustment	—	12,619,744	—	12,619,744
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	8,389,573	—	8,389,573
Total operating expenses	100,400,079	28,027,255	24,008,118	152,435,452
Gain on sale of real estate	178,631	—	—	178,631
Income (loss) from operations	57,941,486	(17,425,618)	(24,008,118)	16,507,750
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(494,327)	(494,327)
Equity in earnings (losses) from investments in Managed REITs	—	(623,393)	—	(623,393)
Other, net	(173,245)	20,990	(785,376)	(937,631)
Interest expense	(33,207,310)	—	(176,294)	(33,383,604)
Net loss on extinguishment of debt	(2,444,788)	—	—	(2,444,788)
Income tax (expense) benefit	(193,604)	2,004,879	—	1,811,275
Net income (loss)	$21,922,539	$(16,023,142)	$(25,464,115)	$(19,564,718)

The following table summarizes our total assets by segment:

Segments	December 31, 2023	December 31, 2022
Self Storage(1)	$1,798,510,325	$1,820,922,309
Managed REIT Platform(2)	41,761,259	65,433,006
Corporate and Other	55,369,141	60,862,072
Total assets(3)	$1,895,640,725	$1,947,217,387

(1) Included in the assets of the Self Storage segment as of December 31, 2023 and 2022 were approximately $52.2 million of goodwill. Additionally, as of December 31, 2023 and 2022 there were no accumulated impairment charges to goodwill within the Self Storage segment.

(2) Included in the assets of the Managed REIT Platform segment as of December 31, 2023 and 2022, was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the year ended December 31, 2020.

(3) Other than our investments in and advances to Managed REITs and investments in JV properties, substantially all of our investments in real estate facilities and intangible assets as of December 31, 2023 and 2022, respectively, were associated with our self storage platform.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

As of December 31, 2023 and 2022, approximately $174 million and $170 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the years ended December 31, 2023, 2022, and 2021, approximately $22.1 million, $21.5 million, and $19.2 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of December 31, 2023 and 2022, approximately $35.8 million and $28.5 million, respectively, of our assets in the Corporate and Other segment table above relate to our JV Properties which operate in Canada. For the years ended December 31, 2023 and 2022, approximately $1.6 million and $0.8 million of losses, respectively, relate to these JV Properties' operations in Canada.

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

As a result of the Self Administration Transaction, we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, SST IV (until the SST IV Merger Date), and SSGT II (until the SSGT II Merger Date), and we acquired the internal capability to originate, structure and manage additional future self storage investment products which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. The transfer agent agreement described below was not impacted by the Self Administration Transaction.

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

December 31, 2023, 2022 and 2021

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2023 and 2022, as well as any related amounts payable as of December 31, 2023 and 2022.

	Year Ended December 31, 2022			Year Ended December 31, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,242,655	$1,260,896	$68,751	$1,479,254	$1,473,005	$75,000
Additional paid-in capital
Transfer Agent expenses	100,000	100,000	—	—	—	—
Stockholder servicing fee(1)	53,660	209,980	—	—	—	—
Other
Other	—	—	340,979	—	—	340,980
Total	$1,396,315	$1,570,876	$409,730	$1,479,254	$1,473,005	$415,980

(1)
We paid our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares sold in the Primary Offering. The amount incurred during the year ended December 31, 2022 represents an adjustment to the estimated stockholder servicing fee recorded at the time of the sale of the Class T Shares, based on the cessation date of such stockholder servicing fee of March 31, 2022.

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

December 31, 2023, 2022 and 2021

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

The SST VI Advisory Agreement provides for reimbursement of the SST VI Advisor’s direct and indirect costs of providing administrative and management services to SST VI. Beginning four fiscal quarters after commencement of SST

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

VI's public offering, which was declared effective March 17, 2022, the SST VI Advisor was required to pay or reimburse SST VI the amount by which SST VI’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST VI’s average invested assets or 25% of SST VI’s net income, as defined, unless a majority of SST VI’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

On March 1, 2022, Pacific Oak Holding Group, LLC, became a 10% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering. On October 25, 2022, we, through one of our subsidiaries also agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class W shares sold in their public offering. As such, for the years ended December 31, 2023 and 2022, we had incurred approximately $59,000 and $11,000, respectively, to SST VI's dealer manager associated with the Class W Shares sold in their public offering.

On October 17, 2023, in connection with an amendment to SST VI's dealer manager agreement, SST VI ceased the sale of Class W shares in its public offering, and subsequently began selling Class Z shares. Separately, we through one of our subsidiaries agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class Z shares sold in their public offering. As such, for the year ended December 31, 2023, we had incurred approximately $5,000 to SST VI's dealer manager associated with the Class Z Shares sold in their public offering.

Additionally, in connection with the commencement of SST VI's public offering, the SST VI Advisor or its affiliates agreed that it would fund on behalf of SST VI, an amount equal to 1% of the gross offering proceeds from the sale of Class W shares sold in their initial public offering, which amount shall be used by SST VI towards the payment of its offering expenses. For the years ended December 31, 2023 and 2022, we funded SST VI such costs in the amount of approximately $39,000 and $20,000, respectively.

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

Managed REIT Property Management Agreements

Our indirect subsidiaries, Strategic Storage Property Management IV, LLC, SS Growth Property Management II, LLC, Strategic Storage Property Management VI, LLC, and SS Growth Property Management III, LLC, (collectively the “Managed REITs Property Managers”), are or were entitled to receive fees for their services in managing the properties owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

The Managed REITs’ Property Managers receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties, and a one-time fee of $3,750 for each property acquired that would be managed by the Managed REITs’ Property Managers. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we through our Operating Partnership employ the on-site staff for the Managed REITs’ properties.

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

December 31, 2023, 2022 and 2021

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the years ended December 31, 2023, 2022, and 2021:

Managed REIT Platform Revenues	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Asset Management Fees:
SST IV(1)	$—	$—	$716,278
SSGT II(2)	—	798,395	1,843,769
SST VI	3,420,040	1,348,314	178,282
SSGT III	1,017,194	145,622	—
	4,437,234	2,292,331	2,738,329
Property Management Fees:
SST IV(1)	—	—	346,179
SSGT II(2)	—	407,706	709,533
SST VI	1,243,056	551,493	99,602
SSGT III	358,494	62,426	—
JV Properties	738,408	432,944	116,984
	2,339,958	1,454,569	1,272,298
Tenant Protection Program Fees:
SST IV(1)	—	—	285,959
SSGT II(2)	—	250,156	636,671
SST VI	841,582	396,758	158,662
SSGT III	186,109	8,119	—
JV Properties	271,221	186,658	51,185
	1,298,912	841,691	1,132,477
Acquisition Fees:
SST VI	2,470,497	1,846,168	649,623
SSGT III	837,000	846,000	—
	3,307,497	2,692,168	649,623
Other Managed REIT Fees(3)	556,353	538,457	530,243
Managed REIT Platform Fees	11,939,954	7,819,216	6,322,970
Sponsor funding reduction (4)	(33,643)	—	—
Total Managed REIT Platform Revenues	$11,906,311	$7,819,216	$6,322,970

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
(4)
Pursuant to the Sponsor Funding Agreement, SmartStop funds certain costs of SST VI's share sales, and in return receives Series C Units in SST VI's OP. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed REIT Platform revenues from SST VI over the remaining estimated term of the management contracts with SST VI.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

In order to protect our interest in receiving these revenues in light of the fact that the Managed REITs control the properties, we and the Managed REITs transferred our respective rights in such arrangements to a joint venture entity owned 99.9% by us through a TRS subsidiary and 0.1% by the Managed REIT. Under the terms of the operating agreements of the joint venture entities, we receive 99.9% of the net revenues generated from such Tenant Protection Programs and the Managed REIT receives the other 0.1% of such net revenues. Subsequent to the SST IV Merger and the SSGT II Merger, the SST IV and SSGT II Tenant Protection Programs joint ventures are wholly-owned by us and such revenue is generated at our now wholly-owned self storage properties and is recorded within ancillary operating revenue in our consolidated statements of operations.

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

As of December 31, 2023 and 2022, we had receivables due from the Managed REITs totaling approximately $6.5 million, and $2.0 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the years ended December 31, 2023 and 2022, we recorded a loss related to our equity interest, excluding our preferred investment discussed below, in SST VI OP of approximately $0.9 million and $1.8 million, respectively, and received distributions in the amount of approximately $341,000 and $315,000, respectively.

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

Sponsor Funding Agreement

On November 1, 2023, SRA, a subsidiary of SmartStop OP entered into a Sponsor Funding Agreement with SST VI and SST VI OP, in connection with certain changes to the public offering of SST VI.

Pursuant to the Sponsor Funding Agreement, SRA, as sponsor of the SST VI offering, has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of shares of SST VI’s Class Y common stock sold in the SST VI offering, (ii) the upfront 3% dealer manager fee for the Class Y Shares sold in the SST VI offering, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y Shares and shares of SST VI’s Class Z common stock sold in the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

SST VI offering. SRA also agreed to reimburse SST VI in cash to cover the dilution from certain one-time stock dividends which were issued by SST VI to existing stockholders in connection with the sponsor funding changes to the SST VI offering. On December 15, 2023, we paid SST VI approximately $6.6 million for the reimbursement of the aforementioned stock dividend.

In consideration for SRA providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, SST VI OP will issue a number of Series C Units to SRA equal to the dollar amount of such funding divided by the then-current offering price for the Class Y Shares and Class Z Shares sold in the SST VI offering, which will initially be $9.30 per share. Pursuant to the Sponsor Funding Agreement, SRA will reimburse SST VI monthly for the applicable front-end sales load it has agreed to fund, and SST VI OP will issue the Series C Units on a monthly basis upon such reimbursement. The Sponsor Funding Agreement will terminate immediately upon the date that SST VI ceases to offer the Class Y Shares and Class Z Shares in the SST VI offering. The SST VI offering was set to expire on March 17, 2024, and was extended to March 17, 2025 upon the approval of SST VI's board of directors on February 1, 2024. Inclusive of all extension options available to SST VI, their offering could not extend beyond September 12, 2025.

On November 1, 2023, SRA entered into Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of SST VI OP with SST VI and SST VI OP containing, among other things, the terms of the Series C Units. The Series C Units shall initially have no distribution, liquidation, voting, or other rights to participate in SST VI OP unless and until such Series C Units are converted into class A units of SST VI OP. The Series C Units shall automatically convert into class A units on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the Class Y Shares and Class Z Shares, calculated net of the value of the Series C Units to be converted.

Through December 31, 2023, we have paid SST VI approximately $6.6 million in connection with the Sponsor Funding Agreement, and have received approximately 710,000 subordinated units. Additionally, as of December 31, 2023, approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

If SST VI were to sell the maximum amount under its offering of $1.0 billion, assuming the sale of all Class Y Shares consisting of a 7% front end sales load, the maximum commitment of SRA pursuant to the Sponsor Funding Agreement is approximately $70 million, excluding the reimbursement for the one time stock dividend of approximately $6.6 million.

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

The SST VI Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from a maximum of $45 million to $55 million. Pursuant to this amendment, the interest rate on the SST VI Mezzanine Loan was converted to a variable rate equal to SOFR plus 3.0%. Additionally, in such amendment, SST VI exercised the existing extension option; payments on the SST VI Mezzanine Loan were interest only until the due date of December 30, 2023. As of December 31, 2022, a wholly-owned subsidiary of SST VI OP had $35.0 million outstanding, pursuant to the SST VI Mezzanine Loan. On May 2, 2023, SST VI fully repaid the outstanding principal, plus all applicable

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

accrued interest due on the SST VI Mezzanine Loan as of such date for a total amount of approximately $51.7 million. On such date, the SST VI Mezzanine Loan agreement was terminated.

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended to December 31, 2024 at the borrower's option. As such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan. As of December 31, 2023, SST VI OP had $15.0 million borrowed and outstanding pursuant to the SST VI Note.

The following table summarizes the carrying value of our investments in and advances to SST VI as of December 31, 2023 and 2022:

	As of December 31,
Receivables:	2023	2022
Receivables and advances due	$5,861,326	$1,828,990
Debt:
SST VI Mezzanine Loan	-	35,000,000
SST VI Note	15,000,000	-
Equity:
SST VI OP Units and SST VI SLP	1,932,357	3,221,410
SST VI Class C Subordinated Units	3,306,494	-
Total investments in and advances	$26,100,177	$40,050,400

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

For the years ended December 31, 2023 and 2022, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.7 million and $0.3 million, respectively, and received distributions in the amount of approximately $257,000 and $55,000, respectively.

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

The SSGT III Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from up to $50 million to $77 million. Pursuant to this amendment, the interest rate on the SSGT III Mezzanine Loan became a variable rate equal to SOFR plus 3.0%. Payments on the SSGT III Mezzanine Loan are interest only, and it had an initial maturity date of August 9, 2023. SSGT III extended the ultimate maturity date of the SSGT III Mezzanine Loan until August 9, 2024, as such, the interest rate of the SSGT III Mezzanine Loan increased to SOFR plus 4.0% per annum, pursuant to the December 20, 2022 amendment. The SSGT III Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan may be released from the pledge of collateral. The SSGT III Mezzanine Loan is secured by a pledge of the equity

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned seven operating self storage facilities as of December 31, 2023. SSGT III OP, also serves as a non-recourse guarantor.

As of December 31, 2023 and 2022, a wholly-owned subsidiary of SSGT III OP had $4.0 million and $17.5 million, respectively, borrowed and outstanding pursuant to the SSGT III Mezzanine Loan.

The following table summarizes the carrying value of our investments in and advances to SSGT III OP as of December 31, 2023 and 2022:

	As of December 31,
Receivables:	2023	2022
Receivables and advances due	$628,710	$156,082
Debt:
SSGT III Mezzanine Loan(1)	4,000,000	17,500,000
Equity:
SSGT III OP Units and SSGT III SLP	3,661,978	4,664,687
Total investments in and advances	$8,290,688	$22,320,769

(1) As of December 31, 2023, $1.5 million was available to be drawn on the SSGT III Mezzanine Loan.

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, SmartStop TRS and SmartStop Storage Advisors, LLC (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support and other miscellaneous reimbursements as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support. SAM and the Company Parties will reimburse one another based on the actual costs of providing their respective services. Additionally, SAM paid the Company Parties an allocation of rent and overhead for the portion of the Ladera Office that it occupied until October 2022, at which time SAM relocated to a separate office. Such agreement had an initial term of three years, with automatic one-year renewals, and is subject to certain adjustments as defined in the agreement.

For the years ended December 31, 2023 and 2022, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.5 million and approximately $0.3 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $0.7 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively, related to services provided to SAM as well as reimbursements of rent and overhead for the portion of the Ladera Office occupied by SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations and other miscellaneous reimbursements.

As of December 31, 2023 and 2022, a payable of approximately $11,000 and a receivable of approximately $15,000, respectively, was due to/from SAM related to the Administrative Services Agreement.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through December 31, 2023, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Through March 2020, we had only issued restricted stock, which shares are subject to a time based vesting period. In April 2020, the Compensation Committee of the board of directors approved awards for our executive officers, which include

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

(1) performance based awards, and (2) time based awards. For both such type of awards, the recipient can choose either LTIP Units or restricted stock consisting of shares of our common stock. Effective June 2022, certain other recipients of time based awards were also allowed to choose either LTIP Units or restricted stock shares of our common stock.

The fair value of restricted stock is determined on the grant date based on an estimated value per share. The estimated fair value of our restricted stock was determined with the assistance of third party valuation specialists primarily based on an income approach to value our properties as well as the Managed REIT Platform, less the estimated fair value of our debt and other liabilities. The key assumptions used in estimating the fair value of our restricted stock were projected annual net operating income, projected growth rates, discount rates, capitalization rates and an illiquidity discount. The fair value of LTIP Units were further adjusted by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For performance based awards, a fair value was determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement as of the end of the respective period.

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

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	219,946	$9.64	274,196	$9.22
Granted	60,032	14.33	181,664	13.23
Vested	(129,498)	9.64	(165,219)	10.21
Forfeited	(4,630)	11.76	—	—
Unvested at December 31, 2022	145,850	11.50	290,641	11.16
Granted	43,720	14.30	315,915	13.30
Vested	(96,295)	10.86	(226,271)	11.58
Forfeited	(7,960)	13.92	—	—
Unvested at December 31, 2023	85,315	$13.44	380,285	$12.69

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock			LTIP Units
Performance Based Award Grants	Shares		Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	5,752		$9.78	267,107	$9.21
Granted	—		—	113,429	13.18
Vested	—		—	—	—
Forfeited	—		—	—	—
Unvested at December 31, 2022	5,752		9.78	380,536	10.39
Granted	5,752	(1)	9.78	271,199	13.30
Vested	(11,504)		9.78	(118,720)	9.09
Forfeited	—			—	—
Unvested at December 31, 2023	—		$—	533,015	$12.16

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

December 31, 2023, 2022 and 2021

Partnership Agreement, LTIP Units may become economically equivalent to common units of limited partnership interest of our Operating Partnership on a one-for-one basis.

As of December 31, 2023, 9,367,118 shares of stock were available for issuance under the Plan.

We recorded approximately $5.1 million, $3.8 million, and $2.8 million of equity based compensation expense in general and administrative expense during the years ended December 31, 2023, 2022, and 2021, respectively. We recorded approximately $186,000, $155,000, and $80,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, and 2022, there was approximately $6.8 million and $4.8 million of total unrecognized compensation expense related to non-vested equity awards, respectively. As of December 31, 2023 and 2022, such cost was expected to be recognized over a weighted-average period of approximately 2.2 years and 2.1 years, respectively.

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

December 31, 2023, 2022 and 2021

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

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan (our "DRP") that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. Under our DRP, the Board may amend, modify, suspend, or terminate our plan for any reason upon 10 days' written notice to the participants. The purchase price per share pursuant to our DRP is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on January 15, 2024, any shares sold pursuant to our distribution reinvestment plan will be sold at our new estimated value per share of $15.25 per Class A Share and Class T Share. Please see the section below titled “Suspension and Partial Resumption of DRP and SRP” for additional information. As of December 31, 2023, we had sold approximately 8.2 million Class A Shares and approximately 1.1 million Class T Shares through our DRP Offering.

Share Redemption Program

As described in Note 2 – Summary of Significant Accounting Policies– Redeemable Common Stock, we have an SRP. Please refer to that section for additional details. Pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption. All redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter are processed on the last business day of the month following the end of the quarter in which the redemption requests were received.

Our board of directors may amend, suspend or terminate the SRP with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

On August 20, 2020, our board of directors amended the terms of the SRP to revise the redemption price per share for all redemptions under the SRP to be equal to the most recently published estimated net asset value per share of the applicable share class (the “SRP Amendment”). Prior to the SRP Amendment, the redemption amount was the lesser of the amount the stockholders paid for their shares or the price per share in the current offering. On January 15, 2024, we declared a new estimated net asset value per share and the redemption price under our SRP immediately changed to $15.25 (our current estimated net asset value per share).

There are several limitations in addition to those noted above on our ability to redeem shares under the SRP including, but not limited to:

•
During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

•
The amount available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan, less any prior redemptions.
•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

During the year ended December 31, 2023, approximately 1.5 million shares or $22.9 million of requests that met the eligibility criteria were requested to be redeemed; approximately $19.0 million of which were fulfilled during the year ended December 31, 2023, and approximately $3.9 million of which were included in accounts payable and accrued liabilities within our consolidated balance sheets as of December 31, 2023 and fulfilled in January 2024.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

As of December 31, 2023, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.1 million during the year ending December 31, 2024.

From time to time, we are party to legal, regulatory and other proceedings that arise in the ordinary course of our business. In accordance with applicable accounting guidance, management accrues an estimated liability when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. For such proceedings, we are not aware of any for which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.

In connection with a fire that occurred at one of our properties, a neighboring property was also damaged. In December 2023, we, along with our insurance carrier, received a subrogation demand letter from an attorney representing the insurance company for the neighboring property owner for approximately $8.3 million alleging that we were responsible for their damages. We intend to vigorously defend this matter. We believe we have adequate insurance coverage for this matter.

Note 13. Declaration of Distributions

On January 26, 2024, our board of directors declared a distribution rate for the month of February 2024 of approximately $0.0475 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on February 29, 2024. Such distributions payable to each stockholder of record will be paid the following month.

On February 28, 2024, our board of directors declared a distribution rate for the month of March 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on March 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to December 31, 2023:

Issuance of Equity Award

Subsequent to December 31, 2023, the compensation committee of our board of directors approved the 2024 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units.

In March 2024, an aggregate of 270,096 LTIP Units were issued to our executive officers in connection with performance-based equity grants. With respect to performance-based equity grants, the number of LTIP Units granted as of the grant date was equal 200% of the targeted award. These are non-vested grants which shall vest based on ranges from a threshold of 0% to a maximum of 200% of the targeted equity award set for each executive by the compensation committee, with such percentage being determined based upon our ranking as compared to a peer group of publicly traded self storage REITs in terms of the average same-store revenue growth, analyzed over a three-year period.

Similarly, in March 2024, an aggregate of 274,183 LTIP Units were issued to our executive officers in connection with time-based equity grants. These are non-vested grants which shall vest ratably over four years, with the first tranche vesting on December 31, 2024, subject to the recipient’s continued employment through the applicable vesting date.

2024 Credit Facility

On February 22, 2024, we through our Operating Partnership (the “Borrower”), entered into an amended and restated revolving credit facility with KeyBank, National Association, as administrative agent and collateral agent, certain others

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto. The 2024 Credit Facility replaces the credit facility the Company entered into on March 17, 2021, and has a maturity date of February 22, 2027.

The aggregate amount of the 2024 Credit Facility is $650 million. The Borrower has the right to increase the amount available under the 2024 Credit Facility by an additional $850 million, for a total potential maximum aggregate amount of $1.5 billion, subject to certain conditions. The 2024 Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the 2024 Credit Facility. Borrowings under the 2024 Credit Facility may be in either U.S. dollars or Canadian dollars. Upon the closing of the 2024 Credit Facility, we immediately drew down an aggregate amount of $576 million, which was used primarily to pay off the amounts outstanding under the Credit Facility.

The maturity date of the 2024 Credit Facility is February 22, 2027, subject to a one-year extension option, subject to the payment of an extension fee of 0.20% on the aggregate amount of the then-outstanding revolving commitments for such extension, and it may be prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

Amounts borrowed under the 2024 Credit Facility bear interest based on the type of borrowing (either Base Rate Loans, Daily Simple SOFR Loans, Term SOFR Loans or CORRA Loans, each as defined in the 2024 Credit Facility). Base Rate Loans bear interest at the lesser of (x) the Base Rate (as defined in the 2024 Credit Facility) plus the applicable rate, or (y) the maximum rate. Daily Simple SOFR Loans bear interest at the lesser of (a) Adjusted Daily Simple SOFR (as defined in the 2024 Credit Facility) plus the applicable rate, or (b) the maximum rate. Term SOFR Loans bear interest at the lesser of (a) Term SOFR (as defined in the 2024 Credit Facility) for the interest period in effect plus the applicable rate, or (b) the maximum rate. CORRA Loans bear interest at the lesser of (a) Adjusted Daily Simple CORRA (as defined in the 2024 Credit Facility) plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate varies between (i) prior to a Security Interest Termination Event (defined below), 165 basis points to 230 basis points for Daily Simple SOFR Loans, Term SOFR Loans and CORRA Loans and between 65 basis points and 130 basis points for Base Rate Loans, in each case of this clause (i), depending on the consolidated leverage ratio of the Company and (ii) following a Security Interest Termination Event, 140 basis points to 225 basis points for Daily Simple SOFR Loans, Term SOFR Loans and CORRA Loans and between 40 basis points and 125 basis points for Base Rate Loans, in each case of this clause (ii), depending on the consolidated capitalization rate leverage ratio of the Company. Initial advances under the 2024 Credit Facility are Daily Simple SOFR Loans that bear interest at 175 basis points over Adjusted Daily Simple SOFR. The 2024 Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the 2024 Credit Facility, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event has occurred.

The 2024 Credit Facility is fully recourse, jointly and severally, to us, the Borrower, and certain of our subsidiaries (the “Subsidiary Guarantors”). In connection with the 2024 Credit Facility, we, the Borrower and the Subsidiary Guarantors executed guarantees in favor of the lenders. It is an event of default under the 2024 Credit Facility if (a) there is a payment default by us, the Borrower or any Subsidiary Guarantor under any recourse debt for borrowed money, (b) there is a payment default by us or any of its subsidiaries under any non-recourse debt of at least $75 million or (c) prior to a Security Interest Termination Event, an event of default occurs under the 2032 Private Placement Notes.

The 2024 Credit Facility is initially secured by a pledge of equity interests in the Subsidiary Guarantors. However, upon the achievement of certain security interest termination conditions, the pledges shall be released and the 2024 Credit Facility shall become unsecured (the “Security Interest Termination Event”). The Security Interest Termination Event occurs at the Borrower’s election, once the Borrower satisfies all of the following security interest termination conditions: (i) a fixed charge coverage ratio of no less than 1.50:1.00; (ii) an unsecured interest coverage ratio of not less than 2.00:1.00; (iii) a consolidated capitalization rate leverage ratio of not greater than 60%; and (iv) a secured debt ratio of no greater than 40%. Following the occurrence of the Security Interest Termination Event, certain terms and conditions of the 2024 Credit Facility are modified, including, but not limited to: (i) in certain circumstances, a reduction in the applicable rate under the 2024 Credit Facility, (ii) the modification or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of us, Borrower or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the 2024 Credit Facility. The outstanding 2032 Private Placement Notes previously issued by us remain pari passu with the 2024 Credit Facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

The 2024 Credit Facility contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. In particular, the financial covenants imposed on us include: a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, certain limits on both secured debt and secured recourse debt, certain payout ratios of dividends paid to adjusted funds from operations, limits on unhedged variable rate debt, and minimum liquidity. If an event of default occurs and continues, the Borrower is subject to certain actions by the administrative agent, including, without limitation, the acceleration of repayment of all amounts outstanding under the 2024 Credit Facility.

2027 NBC Loan

On March 7, 2024, we, through five of our wholly-owned Canadian subsidiaries (the “2027 NBC Loan Borrowers”), entered into the 2027 NBC Loan with National Bank of Canada (“NBC”) as administrative agent, National Bank Financial as lead arranger and sole bookrunner, and certain other lenders party thereto. The 2027 NBC Loan has aggregate borrowings of $75 million CAD and is secured by the five properties owned by the 2027 NBC Loan Borrowers (the “Secured NBC Properties”). Previously, four of the Secured NBC Properties were included in the borrowing base of the 2024 Credit Facility, and the other property was previously unencumbered. The net proceeds from the 2027 NBC Loan were used to pay down the 2024 Credit Facility by approximately $55.1 million USD, and accordingly, the respective four properties were released as collateral from the 2024 Credit Facility.

The 2027 NBC Loan has a maturity date of March 7, 2027, which may be extended for additional one-year periods in the sole discretion of the lenders. The 2027 NBC Loan carries a variable interest rate based on either the Canadian Overnight Repo Rate Average (“CORRA”) or the Canadian Prime Rate. Subsequent to the closing of the loan, we entered into an interest rate swap agreement based on CORRA with NBC whereby, inclusive of the swap we fixed the interest rate on the NBC loan at 6.42% for the initial three year term of the loan. The 2027 NBC Loan requires monthly amortizing principal and interest payments, which are based on a 25-year amortization schedule. The 2027 NBC Loan may be prepaid, in whole or in part, at any time upon prior written notice to the lenders, subject to interest rate swap breakage costs. SmartStop and the 2027 NBC Loan Borrowers provided an indemnity in favor of NBC and the lenders for certain environmental matters. SmartStop serves as a non-recourse guarantor, and each borrower provided a limited recourse guaranty up to the amount of the collateral pledged by it, under the 2027 NBC Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023

				Initial Cost to Company					Gross Carrying Amount at December 31, 2023
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$—	(4)	$531,000	$1,891,000	$2,422,000	$204,262		$531,000	$2,095,262	$2,626,262	$737,615	2004	11/3/2014
Cary	NC	—	(4)	1,064,000	3,301,000	4,365,000	246,799		1,064,000	3,547,799	4,611,799	1,193,325	1998/2005/2006	11/3/2014
Raleigh	NC	—	(4)	1,186,000	2,540,000	3,726,000	406,388		1,186,000	2,946,388	4,132,388	1,186,621	1999	11/3/2014
Myrtle Beach I	SC	8,491,387		1,482,000	4,476,000	5,958,000	594,921		1,482,000	5,070,921	6,552,921	1,803,902	1998/2005-2007	11/3/2014
Myrtle Beach II	SC	6,736,055		1,690,000	3,654,000	5,344,000	417,346		1,690,000	4,071,346	5,761,346	1,481,757	1999/2006	11/3/2014
Whittier	CA	4,410,797		2,730,000	2,916,875	5,646,875	798,587		2,730,000	3,715,462	6,445,462	1,459,349	1989	2/19/2015
La Verne	CA	3,035,690		1,950,000	2,036,875	3,986,875	347,921		1,950,000	2,384,796	4,334,796	997,415	1986	1/23/2015
Santa Ana	CA	4,980,162		4,890,000	4,006,875	8,896,875	773,196		4,890,000	4,780,071	9,670,071	1,874,392	1978	2/5/2015
Upland	CA	3,462,515		2,950,000	3,016,875	5,966,875	671,720		2,950,000	3,688,595	6,638,595	1,481,899	1979	1/29/2015
La Habra	CA	3,509,632		2,060,000	2,356,875	4,416,875	652,209		2,060,000	3,009,084	5,069,084	1,083,270	1981	2/5/2015
Monterey Park	CA	2,466,324		2,020,000	2,216,875	4,236,875	409,452		2,020,000	2,626,327	4,646,327	915,642	1987	2/5/2015
Huntington Beach	CA	6,687,464		5,460,000	4,856,875	10,316,875	584,318		5,460,000	5,441,193	10,901,193	2,022,602	1986	2/5/2015
Chico	CA	1,114,775		400,000	1,336,875	1,736,875	381,448		400,000	1,718,323	2,118,323	681,919	1984	1/23/2015
Lancaster	CA	1,612,673		200,000	1,516,875	1,716,875	544,234		200,000	2,061,109	2,261,109	892,759	1980	1/29/2015
Riverside	CA	2,229,155		370,000	2,326,875	2,696,875	748,493		370,000	3,075,368	3,445,368	1,176,983	1985	1/23/2015
Fairfield	CA	2,632,422		730,000	2,946,875	3,676,875	341,851		730,000	3,288,726	4,018,726	1,184,547	1984	1/23/2015
Lompoc	CA	2,703,494		1,000,000	2,746,875	3,746,875	390,081		1,000,000	3,136,956	4,136,956	1,098,707	1982	2/5/2015
Santa Rosa	CA	7,019,659		3,150,000	6,716,875	9,866,875	856,964		3,150,000	7,573,839	10,723,839	2,751,264	1979-1981	1/29/2015
Vallejo	CA	—	(4)	990,000	3,946,875	4,936,875	541,542		990,000	4,488,417	5,478,417	1,573,334	1981	1/29/2015
Federal Heights	CO	2,276,668		1,100,000	3,346,875	4,446,875	418,963		1,100,000	3,765,838	4,865,838	1,595,901	1983	1/29/2015
Aurora	CO	4,600,849		810,000	5,906,875	6,716,875	951,997		810,000	6,858,872	7,668,872	2,526,863	1984	2/5/2015
Littleton	CO	2,087,011		1,680,000	2,456,875	4,136,875	388,618		1,680,000	2,845,493	4,525,493	1,103,970	1985	1/23/2015
Bloomingdale	IL	2,276,668		810,000	3,856,874	4,666,874	530,883		810,000	4,387,757	5,197,757	1,572,874	1987	2/19/2015
Crestwood	IL	1,565,160		250,000	2,096,875	2,346,875	438,121		250,000	2,534,996	2,784,996	991,115	1987	1/23/2015
Forestville	MD	3,319,976		1,940,000	4,346,875	6,286,875	1,167,003		1,940,000	5,513,878	7,453,878	2,374,972	1988	1/23/2015
Warren I	MI	1,873,401		230,000	2,966,875	3,196,875	627,470		230,000	3,594,345	3,824,345	1,357,803	1996	5/8/2015
Sterling Heights	MI	2,205,597		250,000	3,286,875	3,536,875	938,423		250,000	4,225,298	4,475,298	1,518,388	1977	5/21/2015
Troy	MI	3,272,859		240,000	4,176,875	4,416,875	483,088		240,000	4,659,963	4,899,963	1,667,907	1988	5/8/2015
Warren II	MI	2,158,084		240,000	3,066,875	3,306,875	748,969		240,000	3,815,844	4,055,844	1,458,534	1987	5/8/2015
Beverly	NJ	1,327,991		400,000	1,696,875	2,096,875	397,455		400,000	2,094,330	2,494,330	732,300	1988	5/28/2015
Everett	WA	2,608,468		2,010,000	2,956,875	4,966,875	845,670		2,010,000	3,802,545	5,812,545	1,358,108	1986	2/5/2015
Foley	AL	3,960,413		1,839,000	5,717,000	7,556,000	997,763		1,839,000	6,714,763	8,553,763	2,356,794	1985/1996/2006	9/11/2015
Tampa	FL	1,565,160		718,244	2,257,471	2,975,715	651,284		718,244	2,908,755	3,626,999	995,634	1985	11/3/2015
Boynton Beach	FL	7,825,798		1,983,491	15,232,817	17,216,308	606,131		1,983,491	15,838,948	17,822,439	3,888,762	2004	1/7/2016
Lancaster II	CA	2,253,110		670,392	3,711,424	4,381,816	407,827		670,392	4,119,251	4,789,643	1,297,463	1991	1/11/2016
Milton(2)	ONT	8,493,418		1,452,870	7,929,810	9,382,680	879,821	(3)	1,523,120	8,739,381	10,262,501	2,190,939	2006	2/11/2016
Burlington I(2)	ONT	10,643,927		3,293,267	10,278,861	13,572,128	1,367,312	(3)	3,452,505	11,486,935	14,939,440	2,850,818	2011	2/11/2016
Oakville I(2)	ONT	12,841,958		2,655,215	13,072,458	15,727,673	5,409,226	(3)	2,783,601	18,353,298	21,136,899	4,071,978	2016	2/11/2016
Oakville II(2)	ONT	—	(4)	2,983,307	9,346,283	12,329,590	595,954	(3)	3,041,574	9,883,970	12,925,544	2,587,886	2004	2/29/2016
Burlington II(2)	ONT	—	(4)	2,944,035	5,125,839	8,069,874	428,292	(3)	3,001,535	5,496,631	8,498,166	1,439,217	2008	2/29/2016
Xenia	OH	—	(4)	275,493	2,664,693	2,940,186	184,631		275,493	2,849,324	3,124,817	898,678	2003	4/20/2016
Sidney	OH	—	(4)	255,246	1,806,349	2,061,595	242,591		255,246	2,048,940	2,304,186	938,106	2003	4/20/2016
Troy	OH	—	(4)	150,666	2,596,010	2,746,676	206,114		150,666	2,802,124	2,952,790	1,003,595	2003	4/20/2016
Greenville	OH	—	(4)	82,598	1,909,466	1,992,064	214,748		82,598	2,124,214	2,206,812	672,123	2003	4/20/2016

				Initial Cost to Company					Gross Carrying Amount at December 31, 2023
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Washington Court House	OH	—	(4)	255,456	1,882,203	2,137,659	202,110		255,456	2,084,313	2,339,769	673,119	2003	4/20/2016
Richmond	IN	—	(4)	223,159	2,944,379	3,167,538	229,866		223,159	3,174,245	3,397,404	1,054,832	2003	4/20/2016
Connersville	IN	—	(4)	155,533	1,652,290	1,807,823	157,593		155,533	1,809,883	1,965,416	594,365	2003	4/20/2016
Port St. Lucie I	FL	—	(4)	2,589,781	6,339,578	8,929,359	317,750		2,589,781	6,657,328	9,247,109	1,838,345	1999	4/29/2016
Sacramento	CA	—	(4)	1,205,209	6,616,767	7,821,976	364,488		991,287	7,195,177	8,186,464	1,803,889	2006	5/9/2016
Oakland	CA	—	(4)	5,711,189	6,902,446	12,613,635	385,699		5,711,189	7,288,145	12,999,334	1,846,755	1979	5/18/2016
Concord	CA	—	(4)	19,090,003	17,202,868	36,292,871	1,216,315		19,090,003	18,419,183	37,509,186	4,733,552	1988/1998	5/18/2016
Pompano Beach	FL	8,342,710		3,947,715	16,656,002	20,603,717	381,234		3,947,715	17,037,236	20,984,951	3,909,595	1979	6/1/2016
Lake Worth	FL	10,075,901		12,108,208	10,804,173	22,912,381	(304,434)		12,108,208	10,499,739	22,607,947	3,451,312	1998/2003	6/1/2016
Jupiter	FL	11,290,419		16,029,881	10,556,833	26,586,714	421,436		16,029,881	10,978,269	27,008,150	2,928,339	1992/2012	6/1/2016
Royal Palm Beach	FL	9,472,082		11,425,394	13,275,322	24,700,716	397,447		11,425,394	13,672,769	25,098,163	4,067,177	2001/2003	6/1/2016
Port St. Lucie II	FL	6,897,272		5,130,621	8,410,474	13,541,095	460,939		5,130,621	8,871,413	14,002,034	2,526,569	2002	6/1/2016
Wellington	FL	—	(4)	10,233,511	11,662,801	21,896,312	369,080		10,233,511	12,031,881	22,265,392	2,972,352	2005	6/1/2016
Doral	FL	—	(4)	11,335,658	11,485,045	22,820,703	456,278		11,335,658	11,941,323	23,276,981	3,018,459	1998	6/1/2016
Plantation	FL	15,267,178		12,989,079	19,224,919	32,213,998	863,346		12,989,079	20,088,265	33,077,344	4,962,866	2002/2012	6/1/2016
Naples	FL	—	(4)	11,789,085	12,771,305	24,560,390	403,545		11,789,085	13,174,850	24,963,935	3,219,678	2002	6/1/2016
Delray	FL	11,569,885		17,096,692	12,983,627	30,080,319	393,248		17,096,692	13,376,875	30,473,567	3,391,554	2003	6/1/2016
Baltimore	MD	—	(4)	3,897,872	22,427,843	26,325,715	766,965		3,897,872	23,194,808	27,092,680	5,999,593	1990/2014	6/1/2016
Sonoma	CA	6,795,065		3,468,153	3,679,939	7,148,092	226,397		3,468,153	3,906,336	7,374,489	1,076,857	1984	6/14/2016
Las Vegas I	NV	11,158,848		2,391,220	11,117,892	13,509,112	327,197		2,391,220	11,445,089	13,836,309	2,651,647	2002	7/28/2016
Las Vegas II	NV	11,207,605		3,840,088	9,916,937	13,757,025	367,608		3,840,088	10,284,545	14,124,633	2,577,231	2000	9/23/2016
Las Vegas III	NV	8,474,386		2,565,579	6,338,944	8,904,523	462,220		2,565,579	6,801,164	9,366,743	1,762,564	1989	9/27/2016
Asheville I	NC	—	(4)	3,619,676	11,173,603	14,793,279	534,290		3,619,676	11,707,893	15,327,569	3,017,521	1988/2005/2015	12/30/2016
Asheville II	NC	—	(4)	1,764,969	3,107,311	4,872,280	280,642		1,764,969	3,387,953	5,152,922	925,111	1984	12/30/2016
Hendersonville I	NC	—	(4)	1,081,547	3,441,204	4,522,751	275,422		1,081,547	3,716,626	4,798,173	958,428	1982	12/30/2016
Asheville III	NC	—	(4)	5,096,833	4,620,013	9,716,846	298,426		5,096,833	4,918,439	10,015,272	1,404,918	1991/2002	12/30/2016
Arden	NC	—	(4)	1,790,118	10,265,741	12,055,859	559,549		1,790,118	10,825,290	12,615,408	2,498,962	1973	12/30/2016
Asheville IV	NC	—	(4)	4,558,139	4,455,118	9,013,257	308,653		4,558,139	4,763,771	9,321,910	1,376,190	1985/1986/2005	12/30/2016
Asheville V	NC	—	(4)	2,414,680	7,826,417	10,241,097	436,177		2,414,680	8,262,594	10,677,274	2,122,396	1978/2009/2014	12/30/2016
Asheville VI	NC	—	(4)	1,306,240	5,121,332	6,427,572	288,489		1,306,240	5,409,821	6,716,061	1,305,740	2004	12/30/2016
Asheville VIII	NC	—	(4)	1,764,965	6,162,855	7,927,820	361,209		1,764,965	6,524,064	8,289,029	1,717,579	1968/2002	12/30/2016
Hendersonville II	NC	—	(4)	2,597,584	5,037,350	7,634,934	357,417		2,597,584	5,394,767	7,992,351	1,635,125	1989/2003	12/30/2016
Asheville VII	NC	—	(4)	782,457	2,139,791	2,922,248	98,749		782,457	2,238,540	3,020,997	618,789	1999	12/30/2016
Sweeten Creek Land	NC	—		348,480	—	348,480	—		348,480	—	348,480	—	N/A	12/30/2016
Highland Center Land	NC	—		50,000	—	50,000	—		50,000	—	50,000	—	N/A	12/30/2016
Aurora II	CO	—	(4)	1,584,664	8,196,091	9,780,755	161,797		1,584,664	8,357,888	9,942,552	2,294,021	2012	1/11/2017
Dufferin(2)	ONT	—	(4)	6,258,511	16,287,332	22,545,843	2,236,451	(3)	6,688,797	18,093,497	24,782,294	4,071,360	2015	2/1/2017
Mavis(2)	ONT	14,237,413		4,657,233	14,493,508	19,150,741	1,726,591	(3)	4,977,427	15,899,905	20,877,332	3,510,756	2013	2/1/2017
Brewster(2)	ONT	10,484,016		4,136,329	9,527,410	13,663,739	1,162,816	(3)	4,420,711	10,405,844	14,826,555	2,365,007	2013	2/1/2017
Granite(2)	ONT	9,603,748		3,126,446	8,701,429	11,827,875	1,016,132	(3)	3,341,396	9,502,611	12,844,007	2,046,831	1998/2016	2/1/2017
Centennial(2)	ONT	8,172,086		1,714,644	11,428,538	13,143,182	997,911	(3)	1,832,529	12,308,564	14,141,093	2,588,000	2016/2017	2/1/2017
Ft. Pierce	FL	8,764,926		1,152,931	12,398,306	13,551,237	523,244		1,152,931	12,921,550	14,074,481	1,985,036	2008	1/24/2019
Russell Blvd, Las Vegas II	NV	—	(4)	3,433,634	15,449,497	18,883,131	821,275		3,510,075	16,194,331	19,704,406	3,110,405	1996	1/24/2019
Jones Blvd, Las Vegas I	NV	—	(4)	1,975,283	12,565,410	14,540,693	192,404		1,975,283	12,757,814	14,733,097	1,975,267	1999	1/24/2019
Airport Rd, Colorado Springs	CO	—	(4)	870,373	7,877,813	8,748,186	365,598		870,373	8,243,411	9,113,784	1,376,544	1983	1/24/2019
Riverside	CA	—	(4)	1,259,685	6,995,794	8,255,479	469,540		1,259,685	7,465,334	8,725,019	1,309,361	1980	1/24/2019

				Initial Cost to Company					Gross Carrying Amount at December 31, 2023
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Stockton	CA	—	(4)	783,938	7,706,492	8,490,430	223,340		783,938	7,929,832	8,713,770	1,350,085	1984	1/24/2019
Azusa	CA	—	(4)	4,384,861	9,153,677	13,538,538	246,750		4,384,861	9,400,427	13,785,288	1,517,193	1986	1/24/2019
Romeoville	IL	—	(4)	964,701	5,755,146	6,719,847	377,480		964,701	6,132,626	7,097,327	1,114,367	1986	1/24/2019
Elgin	IL	—	(4)	1,162,197	2,895,052	4,057,249	192,690		1,162,197	3,087,742	4,249,939	705,872	1986	1/24/2019
San Antonio I	TX	—	(4)	1,602,740	9,196,093	10,798,833	218,000		1,602,740	9,414,093	11,016,833	1,544,570	1998	1/24/2019
Kingwood	TX	—	(4)	1,016,291	9,358,519	10,374,810	243,943		1,016,291	9,602,462	10,618,753	1,644,091	2001	1/24/2019
Aurora III	CO	—	(4)	1,678,141	5,958,219	7,636,360	138,151		1,678,141	6,096,370	7,774,511	1,316,073	2015	1/24/2019
Stoney Creek I (2)	ONT	—	(4)	2,363,127	8,154,202	10,517,329	194,152	(3)	2,379,849	8,331,632	10,711,481	1,399,339	N/A	1/24/2019
Torbarrie (2)	ONT	8,496,435		2,714,051	5,262,813	7,976,864	8,308,116	(3)	2,733,256	13,551,724	16,284,980	1,954,222	1980	1/24/2019
Baseline	AZ	—	(4)	1,307,289	11,385,380	12,692,669	230,483		1,307,289	11,615,863	12,923,152	1,962,138	2016	1/24/2019
3173 Sweeten Creek Rd, Asheville	NC	—	(4)	1,036,164	8,764,558	9,800,722	1,234,645		1,036,164	9,999,203	11,035,367	1,543,948	1982	1/24/2019
Elk Grove	IL	—	(4)	2,384,166	6,000,071	8,384,237	1,195,950		2,384,166	7,196,021	9,580,187	1,120,919	2016	1/24/2019
Garden Grove	CA	—	(4)	8,076,202	13,152,494	21,228,696	309,129		8,076,202	13,461,623	21,537,825	2,207,622	2017	1/24/2019
Deaverview Rd, Asheville	NC	—	(4)	1,449,001	4,412,039	5,861,040	319,805		1,449,001	4,731,844	6,180,845	886,708	1992	1/24/2019
Highland Center Blvd, Asheville	NC	—	(4)	1,763,875	4,823,116	6,586,991	313,330		1,763,875	5,136,446	6,900,321	924,648	1994	1/24/2019
Sarasota	FL	—	(4)	1,084,165	7,359,913	8,444,078	335,912		1,084,165	7,695,825	8,779,990	1,186,020	2017	1/24/2019
Mount Pleasant	SC	—	(4)	1,054,553	5,678,794	6,733,347	142,561		1,054,553	5,821,355	6,875,908	913,120	2016	1/24/2019
Nantucket	MA	20,207,278		5,854,837	33,210,517	39,065,354	237,500		5,854,837	33,448,017	39,302,854	5,031,330	2002	1/24/2019
Pembroke Pines	FL	—	(4)	3,146,970	14,296,167	17,443,137	134,235		3,146,970	14,430,402	17,577,372	2,301,962	2018	1/24/2019
Riverview	FL	—	(4)	1,593,082	7,102,271	8,695,353	3,364,687		2,405,974	9,654,066	12,060,040	1,454,178	2018	1/24/2019
Eastlake	CA	—	(4)	2,120,104	15,417,746	17,537,850	174,364		2,120,104	15,592,110	17,712,214	2,292,218	2018	1/24/2019
McKinney	TX	—	(4)	2,177,186	9,320,876	11,498,062	267,854		2,101,521	9,664,395	11,765,916	1,509,276	2016	1/24/2019
Hualapai Way, Las Vegas	NV	—	(4)	742,839	9,018,717	9,761,556	107,430		742,839	9,126,147	9,868,986	1,428,655	2018	1/24/2019
Gilbert	AZ	—	(4)	1,379,687	9,021,255	10,400,942	382,006		1,037,750	9,745,198	10,782,948	1,430,440	2019	7/11/2019
Industrial, Jensen Beach	FL	4,009,000		893,648	6,969,348	7,862,996	42,310		893,648	7,011,658	7,905,306	649,898	1979	3/17/2021
Emmett F Lowry Expy, Texas City	TX	5,112,000		940,119	8,643,066	9,583,185	235,006		940,119	8,878,072	9,818,191	805,789	2010	3/17/2021
Van Buren Blvd, Riverside II	CA	3,510,000		2,308,151	7,393,117	9,701,268	225,661		2,308,151	7,618,778	9,926,929	665,377	1984	3/17/2021
Las Vegas Blvd, Las Vegas	NV	5,413,000		922,569	11,035,721	11,958,290	71,220		922,569	11,106,941	12,029,510	928,001	1996	3/17/2021
Goodlette Rd, Naples	FL	—	(4)	2,467,683	18,647,151	21,114,834	213,931		2,467,683	18,861,082	21,328,765	1,613,887	2001	3/17/2021
Centennial Pkwy, LV II	NV	7,118,000		1,397,045	15,193,510	16,590,555	63,025		1,397,045	15,256,535	16,653,580	1,319,115	2006	3/17/2021
Texas Ave, College Station	TX	—	(4)	3,530,460	5,583,528	9,113,988	174,560		3,530,460	5,758,088	9,288,548	576,640	2004	3/17/2021
Meridian Ave, Puyallup	WA	6,616,000		5,747,712	9,884,313	15,632,025	243,691		5,747,712	10,128,004	15,875,716	1,025,366	1990	3/17/2021
Westheimer Pkwy, Katy	TX	—	(4)	1,212,751	6,423,972	7,636,723	39,686		1,212,751	6,463,658	7,676,409	568,424	2003	3/17/2021
FM 1488, The Woodlands II	TX	—	(4)	1,945,532	8,905,822	10,851,354	113,482		1,945,532	9,019,304	10,964,836	830,818	2007	3/17/2021
Hwy 290, Cypress	TX	—	(4)	2,832,498	5,259,689	8,092,187	116,333		2,832,498	5,376,022	8,208,520	533,702	2002	3/17/2021
Lake Houston Pkwy, Humble	TX	—	(4)	2,475,909	6,539,367	9,015,276	111,163		2,475,909	6,650,530	9,126,439	706,694	2004	3/17/2021
Gosling Rd, The Woodlands	TX	—	(4)	1,248,558	7,314,476	8,563,034	107,869		1,248,558	7,422,345	8,670,903	679,492	2002	3/17/2021
Queenston Blvd, Houston	TX	—	(4)	778,007	5,241,798	6,019,805	331,331		778,007	5,573,129	6,351,136	519,167	2007	3/17/2021
Jim Johnson Rd, Plant City	FL	8,722,000		1,176,605	20,045,758	21,222,363	64,731		1,176,605	20,110,489	21,287,094	2,104,743	2004	3/17/2021
Frelinghuysen Ave, Newark	NJ	—	(4)	10,700,968	24,754,531	35,455,499	1,987,651		10,700,968	26,742,182	37,443,150	2,454,691	1931	3/17/2021
Redmond Fall City Rd, Redmond	WA	—	(4)	3,874,807	7,061,417	10,936,224	110,974		3,874,807	7,172,391	11,047,198	704,459	1997	3/17/2021

				Initial Cost to Company				Gross Carrying Amount at December 31, 2023
Description	ST	Encumbrance		Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Greenway Rd, Surprise	AZ	—	(4)	1,340,075	7,587,601	8,927,676	87,373	1,340,075	7,674,974	9,015,049	697,254	2019	3/17/2021
Marshall Farms Rd, Ocoee	FL	—	(4)	1,253,081	10,931,368	12,184,449	19,021	1,253,081	10,950,389	12,203,470	927,525	2019	3/17/2021
Ardrey Kell Rd, Charlotte	NC	—	(4)	1,316,193	15,140,130	16,456,323	—	1,316,193	15,140,130	16,456,323	1,278,753	2018	3/17/2021
University City, Charlotte II	NC	—	(4)	1,134,981	11,301,614	12,436,595	18,130	1,134,981	11,319,744	12,454,725	978,787	2017	3/17/2021
Hydraulic Rd, Charlottesville	VA	—	(4)	1,846,479	16,268,290	18,114,769	186,725	1,846,479	16,455,015	18,301,494	1,350,824	2017	3/17/2021
Metcalf St, Escondido	CA	—	(4)	1,018,965	18,019,171	19,038,136	164,355	1,018,965	18,183,526	19,202,491	1,483,164	2019	3/17/2021
Tamiami Trail, Punta Gorda	FL	—	(4)	2,034,608	15,764,762	17,799,370	261,577	2,034,608	16,026,339	18,060,947	1,370,789	1992	3/17/2021
Iroquois Shore Rd, Oakville III (2)	ONT	—		1,423,150	18,637,895	20,061,045	(1,029,215)	1,343,845	17,687,985	19,031,830	1,402,748	2020	4/16/2021
Van Buren Blvd, Riverside III	CA	—	(4)	3,705,043	6,511,602	10,216,645	262,920	3,705,043	6,774,522	10,479,565	685,523	1996	5/27/2021
Alameda Pkwy, Lakewood	CO	—	(4)	2,134,320	14,750,963	16,885,283	447,013	2,134,320	15,197,976	17,332,296	1,066,593	1998	10/19/2021
Algonquin Rd, Algonquin	IL	—	(4)	717,325	17,439,376	18,156,701	307,339	717,325	17,746,715	18,464,040	1,112,447	1987	2/8/2022
Pell Cir, Sacramento	CA	—	(4)	1,796,664	22,828,895	24,625,559	286,190	1,796,664	23,115,085	24,911,749	1,260,702	1981	5/10/2022
St. Johns Commons Rd, St. Johns	FL	—	(4)	1,099,464	14,432,172	15,531,636	178,448	1,099,464	14,610,620	15,710,084	714,199	2017	5/17/2022
Mills Station Rd, Sacramento	CA	—	(4)	2,685,588	13,075,090	15,760,678	46,954	2,685,588	13,122,044	15,807,632	707,309	1979	6/1/2022
Happy Valley Rd, Phoenix	AZ	—	(4)	542,935	9,132,940	9,675,875	18,642	542,935	9,151,582	9,694,517	458,208	1941	6/1/2022
West Rd, Houston	TX	—	(4)	1,310,537	16,908,880	18,219,417	14,609	1,310,537	16,923,489	18,234,026	821,762	2018	6/1/2022
Capitol Dr, Milwaukee	WI	—	(4)	1,065,590	11,782,373	12,847,963	233,977	1,065,590	12,016,350	13,081,940	600,527	1996	6/1/2022
Bothell Everett, Mill Creek	WA	—	(4)	4,814,088	28,674,527	33,488,615	369,519	4,814,088	29,044,046	33,858,134	1,620,485	2003	6/1/2022
12th Ave, Homestead	FL	—	(4)	1,607,054	32,909,667	34,516,721	56,070	1,607,054	32,965,737	34,572,791	1,545,445	2019	6/1/2022
16900 State Rd, Lutz	FL	—	(4)	2,674,729	26,985,047	29,659,776	10,061	2,674,729	26,995,108	29,669,837	1,281,524	2019	6/1/2022
34th St, St. Petersburg	FL	—	(4)	1,896,569	23,290,141	25,186,710	5,409	1,896,569	23,295,550	25,192,119	1,150,559	2020	6/1/2022
Durango, Las Vegas	NV	—	(4)	2,355,229	26,030,925	28,386,154	168,696	2,355,229	26,199,621	28,554,850	1,214,472	2019	6/1/2022
93rd Ave SW, Olympia	WA	—	(4)	2,159,298	18,458,512	20,617,810	94,654	2,159,298	18,553,166	20,712,464	966,484	2006	6/1/2022
Aurora IV	CO	—	(4)	1,222,564	10,445,390	11,667,954	180,285	1,222,564	10,625,675	11,848,239	518,609	2018	6/28/2022
San Gabriel	CA	—		9,448,745	14,265,295	23,714,040	87,706	9,448,745	14,353,001	23,801,746	93,026	2023	7/13/2023
Corporate Office	CA	3,832,774		975,000	5,525,000	6,500,000	790,771	975,000	6,315,771	7,290,771	789,282	2018	1/24/2019
		$373,098,743		$428,812,794	$1,417,142,017	$1,845,954,811	$78,791,561	$430,868,563	$1,493,877,809	$1,924,746,372	$255,844,284

(1) The aggregate cost of real estate for United States federal income tax purposes is approximately $1,921,347,528

(2) This property is located in Ontario, Canada.

(3) The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

(4) The equity interest in these wholly-owned subsidiaries that directly own these unencumbered real estate assets comprise the borrowing base of the Credit Facility and the 2032 Private Placement Notes, and such equity interests were pledged as of December 31, 2023 for the benefit of the lenders thereunder.

Activity in real estate facilities during 2023, 2022, and 2021 was as follows:

	2023	2022	2021
Real estate facilities
Balance at beginning of year	$1,887,205,645	$1,593,623,628	$1,210,102,582
Facility acquisitions	23,696,536	298,341,568	371,507,610
Impact of foreign exchange rate changes and other	4,342,673	(12,984,154)	(138,457)
Improvements and additions	9,501,518	8,224,603	12,151,893
Other facility acquisitions	—	—	15,689,143
Disposition due to deconsolidation	—	—	(15,689,143)
Balance at end of year	$1,924,746,372	$1,887,205,645	$1,593,623,628
Accumulated depreciation
Balance at beginning of year	$(202,682,688)	$(155,926,875)	$(115,903,045)
Asset disposals	—	—	—
Depreciation expense	(52,619,881)	(48,400,073)	(40,158,233)
Disposition due to deconsolidation	—	—	62,466
Impact of foreign exchange rate changes and other	(541,715)	1,644,260	71,937
Balance at end of year	$(255,844,284)	$(202,682,688)	$(155,926,875)
Construction in process
Balance at beginning of year	$4,490,926	$1,799,004	$1,761,303
Net additions and assets placed into service	1,486,020	2,691,922	37,701
Balance at end of year	$5,976,946	$4,490,926	$1,799,004
Real estate facilities, net	$1,674,879,034	$1,689,013,883	$1,439,495,757

EXHIBIT INDEX

Exhibit No.	Description

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

3.4*	Articles of Merger Between SmartStop Self Storage REIT, Inc. and SSGT II Merger Sub, LLC

3.5

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

10.2+	Form of Time-Based Restricted Stock Agreement (Executives), incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed on March 3, 2023, Commission File No. 000-55617

10.3+

Form of Performance-Based Restricted Stock Agreement (Executives), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on March 3, 2023, Commission File No. 000-55617

10.4+	Form of Restricted Stock Agreement (Directors), incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 3, 2023, Commission File No. 000-55617

10.5+	Form of Time-Based LTIP Unit Agreement (Executives), incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 3, 2023, Commission File No. 000-55617

10.6+

Form of Performance-Based LTIP Unit Agreement (Executives) , incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed on March 3, 2023, Commission File No. 000-55617

10.7+	Form of LTIP Unit Agreement (Directors), incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on March 3, 2023, Commission File No. 000-55617

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

10.33

Second Amendment to Credit Agreement, dated April 19, 2022, incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11, filed on December 12, 2022, Commission File No. 333-264449

10.3410.

Sponsor Funding Agreement, dated as of November 1, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023, Commission File No. 000-55617

10.35

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of November 1, 2023, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023, Commission File No. 000-55617

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the Year Ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 18, 2024.

SMARTSTOP SELF STORAGE REIT, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 18, 2024

/s/ James R. Barry James R. Barry	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2024

/s/ Michael Terjung Michael Terjung	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2024

/s/ David J. Mueller David J. Mueller	Independent Director	March 18, 2024

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 18, 2024

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 18, 2024

/s/ Paula Mathews Paula Mathews	Director	March 18, 2024