Form 10-Q
period 2024-03-31
SmartStop Self Storage REIT, Inc.
filed 2024-05-14
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, there were 88,471,131 outstanding shares of Class A common stock and 8,099,498 outstanding shares of Class T common stock of the registrant.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, copies of which may be obtained from our website at www.investors.smartstopselfstorage.com.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate facilities:
Land	$429,987,849	$430,868,563
Buildings	1,398,893,933	1,401,981,394
Site improvements	91,775,505	91,896,415
	1,920,657,287	1,924,746,372
Accumulated depreciation	(268,458,218)	(255,844,284)
	1,652,199,069	1,668,902,088
Construction in process	8,338,093	5,976,946
Real estate facilities, net	1,660,537,162	1,674,879,034
Cash and cash equivalents	39,157,898	45,079,371
Restricted cash	6,913,534	8,347,805
Investments in unconsolidated real estate ventures (Note 4)	36,155,596	35,831,600
Investments in and advances to Managed REITs	36,070,661	34,390,866
Deferred tax assets	4,539,378	4,449,665
Other assets, net	23,656,576	21,701,107
Intangible assets, net of accumulated amortization	1,108,769	1,170,100
Trademarks, net of accumulated amortization	15,735,294	15,770,588
Goodwill	53,643,331	53,643,331
Debt issuance costs, net of accumulated amortization	8,878,424	377,258
Total assets	$1,886,396,623	$1,895,640,725
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,093,200,523	$1,087,401,334
Accounts payable and accrued liabilities	38,256,292	28,977,714
Due to affiliates	415,980	415,980
Distributions payable	8,881,526	9,155,808
Deferred tax liabilities	6,106,530	6,193,675
Total liabilities	1,146,860,851	1,132,144,511
Commitments and contingencies (Note 12)
Redeemable common stock	68,311,548	71,277,195
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively, with aggregate liquidation preferences of $203,107,924 and $203,150,685 at March 31, 2024 and December 31, 2023, respectively	196,356,107	196,356,107
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,869,543 and 88,761,135 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	88,870	88,762
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,127,815 and 8,113,827 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	8,128	8,114
Additional paid-in capital	894,796,414	894,856,554
Distributions	(338,633,835)	(324,190,556)
Accumulated deficit	(171,918,215)	(167,270,293)
Accumulated other comprehensive income	432,640	847,183
Total SmartStop Self Storage REIT, Inc. equity	384,774,002	404,339,764
Noncontrolling interests in our Operating Partnership	90,068,769	91,488,207
Other noncontrolling interests	25,346	34,941
Total noncontrolling interests	90,094,115	91,523,148
Total equity	474,868,117	495,862,912
Total liabilities, temporary equity and equity	$1,886,396,623	$1,895,640,725

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Self storage rental revenue	$50,469,142	$51,276,898
Ancillary operating revenue	2,192,633	2,190,622
Managed REIT Platform revenue	2,734,207	2,276,535
Reimbursable costs from Managed REITs	1,646,075	1,391,210
Total revenues	57,042,057	57,135,265
Operating expenses:
Property operating expenses	17,389,955	16,533,452
Managed REIT Platform expenses	851,187	549,936
Reimbursable costs from Managed REITs	1,646,075	1,391,210
General and administrative	7,426,164	6,536,626
Depreciation	13,584,398	13,272,271
Intangible amortization expense	73,065	1,919,705
Acquisition expenses	70,876	31,190
Total operating expenses	41,041,720	40,234,390
Income from operations	16,000,337	16,900,875
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(329,092)	(405,111)
Equity in earnings (losses) from investments in Managed REITs	(451,562)	(233,025)
Other, net	507,515	750,978
Interest expense	(16,553,242)	(14,703,897)
Loss on debt extinguishment	(471,166)	—
Income tax expense	(342,303)	(277,220)
Net income (loss)	(1,639,513)	2,032,600
Net (income) loss attributable to noncontrolling interests	99,515	(340,365)
Less: Distributions to preferred stockholders	(3,107,924)	(3,082,192)
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(4,647,922)	$(1,389,957)
Net loss per Class A & Class T share – basic and diluted	$(0.05)	$(0.02)
Weighted average Class A shares outstanding – basic and diluted	88,714,643	88,735,173
Weighted average Class T shares outstanding – basic and diluted	8,117,260	8,085,550

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(1,639,513)	$2,032,600
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,319,976)	253,576
Foreign currency hedge contract gains (losses)	1,355,914	(91,616)
Interest rate swap and cap contract gains (losses)	(506,672)	(1,493,341)
Other comprehensive income (loss)	(470,734)	(1,331,381)
Comprehensive income (loss)	(2,110,247)	701,219
Comprehensive income attributable to noncontrolling interests:
Comprehensive income (loss) attributable to noncontrolling interests	155,706	(185,805)
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$(1,954,541)	$515,414

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	88,853,454	$88,853	8,085,550	$8,085	$894,283,954	$(266,151,517)	$(164,524,595)	$3,654,682	$467,359,462	$94,460,245	$561,819,707	$196,356,107	$76,578,073
Tax withholding (net settlement) related to vesting of restricted stock	(14,786)	(15)	—	—	(211,951)	—	—	—	(211,966)	—	(211,966)	—	—
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4,715,055)
Issuance of restricted stock, net of forfeitures	43,876	44	—	—	—	—	—	—	44	—	44	—	—
Distributions ($0.15 per share)	—	—	—	—	—	(14,260,984)	—	—	(14,260,984)	—	(14,260,984)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,028,207)	(2,028,207)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(129,486)	(129,486)	—	—
Equity based compensation expense	—	—	—	—	282,654	—	—	—	282,654	823,459	1,106,113	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(1,389,957)	—	(1,389,957)	—	(1,389,957)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	232,943	232,943	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	107,422	107,422	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	224,139	224,139	29,437	253,576	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(80,980)	(80,980)	(10,636)	(91,616)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,319,980)	(1,319,980)	(173,361)	(1,493,341)	—	—
Balance as of March 31, 2023	88,882,544	$88,882	8,085,550	$8,085	$894,354,657	$(280,412,501)	$(165,914,552)	$2,477,861	$450,602,432	$93,311,816	$543,914,248	$196,356,107	$71,863,018

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2023	88,761,135	$88,762	8,113,827	$8,114	$894,856,554	$(324,190,556)	$(167,270,293)	$847,183	$404,339,764	$91,523,148	$495,862,912	$196,356,107	$71,277,195
Tax withholding (net settlement) related to vesting of restricted stock	(15,315)	(15)	—	—	(218,755)	—	—	—	(218,770)	—	(218,770)	—	—
Changes to redeemable common stock	—	—	—	—	(5,694,427)	—	—	—	(5,694,427)	—	(5,694,427)	—	5,694,427
Redemptions of common stock	(248,578)	(249)	(24,590)	(25)	—	—	—	—	(274)	—	(274)	—	(8,660,074)
Issuance of restricted stock, net of forfeitures	37,138	37	—	—	—	—	—	—	37	—	37	—	—
Distributions ($0.15 per share)	—	—	—	—	—	(14,443,279)	—	—	(14,443,279)	—	(14,443,279)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,129,796)	(2,129,796)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(118,950)	(118,950)	—	—
Issuance of shares for distribution reinvestment plan	335,163	335	38,578	39	5,694,053	—	—	—	5,694,427	—	5,694,427
Equity based compensation expense	—	—	—	—	158,989	—	—	—	158,989	975,419	1,134,408	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(4,647,922)	—	(4,647,922)	—	(4,647,922)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(208,869)	(208,869)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	109,354	109,354	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,162,413)	(1,162,413)	(157,563)	(1,319,976)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,194,061	1,194,061	161,853	1,355,914	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(446,191)	(446,191)	(60,481)	(506,672)	—	—
Balance as of March 31, 2024	88,869,543	$88,870	8,127,815	$8,128	$894,796,414	$(338,633,835)	$(171,918,215)	$432,640	$384,774,002	$90,094,115	$474,868,117	$196,356,107	$68,311,548

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,639,513)	$2,032,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,657,463	15,191,976
Change in deferred tax assets and liabilities	217,882	120,287
Accretion of fair market value adjustment of secured debt	3,230	3,230
Amortization of debt issuance costs	801,883	710,351
Loss on extinguishment of debt	471,166	—
Equity based compensation expense	1,134,408	1,106,163
Non-cash adjustment from equity method investments in JV Properties	329,092	405,111
Non-cash adjustment from equity method investments in Managed REITs	451,562	423,237
Accretion of financing fee revenues	(33,672)	(63,177)
Unrealized foreign currency and derivative (gains) losses	272,434	406,298
Sponsor funding reduction	180,846	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	646,635	645,445
Accounts payable and accrued liabilities	2,813,406	(2,471,540)
Managed REITs receivables	(4,895,767)	(2,628,287)
Due to affiliates	—	12,250
Net cash provided by operating activities	14,411,055	15,893,944
Cash flows from investing activities:
Additions to real estate	(1,313,559)	(4,256,788)
Deposits on acquisition of real estate	(636,964)	(939,994)
Capital distributions from Managed REITs	153,239	—
Investments in unconsolidated JV Properties	(1,413,317)	(3,162,306)
SST VI Mezzanine Loan funding	—	(15,000,000)
SST VI Preferred equity investment	—	(15,000,000)
SSGT III Mezzanine Loan repayment	3,000,000	17,500,000
Purchase of SST VI Subordinated Class C Units	(359,927)	—
Purchase of other assets	(38,887)	—
Net cash used in investing activities	(609,415)	(20,859,088)
Cash flows from financing activities:
Gross proceeds from issuance of non-revolver debt	55,590,000	—
Repayment of non-revolver debt	—	(12,016,875)
Scheduled principal payments on non-revolver debt	(681,291)	(670,707)
Proceeds from issuance of revolver debt	576,000,000	60,000,000
Repayment of revolver debt	(623,807,538)	(35,000,000)
Debt issuance costs	(9,046,339)	—
Redemption of common stock	(4,165,441)	—
Restricted stock withholding for payroll taxes	(218,770)	(211,972)
Distributions paid to preferred stockholders	(3,150,685)	(3,150,685)
Distributions paid to common stockholders	(8,806,512)	(14,684,560)
Distributions paid to noncontrolling interests in our OP	(2,304,031)	(1,876,163)
Distributions paid to other noncontrolling interests	(118,950)	(129,486)
Net cash provided by (used in) financing activities	(20,709,557)	(7,740,448)
Impact of foreign exchange rate changes on cash and restricted cash	(447,827)	54,682
Change in cash, cash equivalents, and restricted cash	(7,355,744)	(12,650,910)
Cash, cash equivalents, and restricted cash beginning of year	53,427,176	46,038,391
Cash, cash equivalents, and restricted cash end of year	$46,071,432	$33,387,481
Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$13,512,246	$11,384,685
Cash paid for income taxes	$—	$—
Supplemental disclosure of noncash activities:
Redemption of common stock included in accounts payable and accrued liabilities	$8,439,386	$4,715,055
Distributions payable	$8,881,526	$8,984,429
Real estate and construction in process included in accounts payable and accrued liabilities	$1,960,806	$202,020
Issuance of shares pursuant to distribution reinvestment plan	$5,694,427	$—
Retirement of assets due to casualty loss	$730,863	$—
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$—	$1,082,916

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of March 31, 2024, we wholly-owned 154 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and Canada.

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

We operate the properties owned by the Managed REITs, which together with one other self storage property we manage, as of March 31, 2024, represented 32 operating properties and approximately 25,400 units and 2.8 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of March 31, 2024, we owned approximately 88% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 12% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the “Former Dealer Manager”). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2024, we had sold approximately 8.5 million Class A Shares and approximately 1.2 million Class T Shares through our DRP Offering.

On January 15, 2024, our board of directors (the “Board”), upon recommendation of our Nominating and Corporate Governance Committee, approved an Estimated Per Share Net Asset Value (“NAV”) of our common stock of $15.25 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2023.

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

March 31, 2024

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

Our Operating Partnership is deemed to be a VIE and is consolidated by us as we are currently the primary beneficiary. Our sole significant asset is our investment in our Operating Partnership; as a result, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership and its wholly-owned subsidiaries.

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

As of March 31, 2024 and December 31, 2023, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres and our equity investments in the Managed REIT's, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III, and SSGT II (through June 1, 2022) which are consolidated.

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

Investments in and Advances to Managed REITs

As of March 31, 2024 and December 31, 2023, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. There were no acquisitions during the three months ended March 31, 2024 and 2023, as such no intangible assets to recognize the value of in-place leases were recorded. We do

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2024 and 2023, there were no property acquisitions. To date, our acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2024 and 2023, we expensed approximately $71,000 and $31,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2024 and 2023, no real property asset impairment losses were recognized.

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

As of March 31, 2024 and December 31, 2023, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. As of March 31, 2024 and December 31, 2023, approximately $35,000 and $71,000, respectively, was recorded to the “Strategic Storage®” trademark, which is a definite lived trademark. The total estimated future amortization expense of the “Strategic Storage®” trademark asset for the year ending December 31, 2024, and thereafter is approximately $35,000 and none, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of SmartStop OP entered into a sponsor funding agreement with SST VI and Strategic Storage Trust VI, O.P. ("SST VI OP"), (the “Sponsor Funding Agreement”), in

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

connection with certain changes to the public offering of SST VI (see Note 10 – Related Party Transactions for additional information).

Pursuant to the Sponsor Funding Agreement, SmartStop, through a wholly-owned subsidiary, is required to fund the payment of the front-end sales load for the sale of SST VI’s class Y and class Z shares sold in its offering. In exchange, SmartStop receives a number of series C convertible units (“Series C Units”) in SST VI OP calculated as the dollar amount of such funding divided by the then-current offering price for such class Y and Z shares. The Series C Units convert into class A units of SST VI OP if the estimated net asset value of SST VI, as declared by SST VI, exceeds $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share.

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

Balance as of December 31, 2022	$—
Amounts incurred	3,526,927
Recorded sponsor funding reduction	(33,643)
Balance as of December 31, 2023	$3,493,284
Amounts incurred	$361,207
Recorded sponsor funding reduction	(180,846)
Balance as of March 31, 2024	$3,673,645

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2024 and December 31, 2023, approximately $0.9 million and $0.9 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. The Company incurred advertising costs of approximately $1.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, within property operating expenses, and approximately $0.5 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, within general and administrative.

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

March 31, 2024

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of March 31, 2024, the gross amount of the intangible assets was approximately $80.5 million, and accumulated amortization was approximately $79.4 million. As of December 31, 2023, the gross amount of the intangible assets was approximately $80.7 million, and accumulated amortization was approximately $79.5 million. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2024, 2025, 2026, 2027, 2028, and thereafter is approximately $0.1 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, and $0.6 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $1.1 million was approximately 6.0 years as of March 31, 2024.

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

As of March 31, 2024 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.1 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.3 million. As of December 31, 2023, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million.

As of March 31, 2024, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.7 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.1 million. As of December 31, 2023, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.7 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.4 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $1.4 million and a gain of approximately $35,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Employee Benefit Plan

The Company maintains its own retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the three months ended March 31, 2024 and 2023, the Company made matching contributions to such plan of approximately $0.2 million and $0.2 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

March 31, 2024

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

The Series C Units (categorized within Level 3 of the fair value hierarchy) acquired in connection with the Sponsor Funding Agreement are measured at fair value at the time of acquisition, and are recorded using the equity method of accounting as described in Note 10 – Related Party Transactions. The fair value of these units were determined using a valuation model which considered the following key assumptions: the projected distribution rate of SST VI, implied share price volatility, risk free interest rate, current estimated net asset value, and the estimated effective life of the Series C Units.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The carrying amounts of cash and cash equivalents, restricted cash, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The table below summarizes the carrying amounts and fair values of financial instruments that are not carried at fair value as of March 31, 2024 and December 31, 2023. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2024 and December 31, 2023, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$493,300,000	$520,580,451	$505,700,000	$523,018,512

During the three months ended March 31, 2024 and 2023, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2024, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at March 31, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate derivatives	$—	$2,592,468	$—
Other assets - foreign currency hedges	$—	$2,247,494	$—
Accounts payable and accrued liabilities - interest rate derivatives	$—	$101,787	$—

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

	Fair Value Measurements at December 31, 2023 Using
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

March 31, 2024

(Unaudited)

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2024 and December 31, 2023, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2019-2022 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of March 2024, approximately 23%, 20%, and 10% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
Net income (loss)	$(1,639,513)	$2,032,600
Net (income) loss attributable to noncontrolling interests	99,515	(340,365)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	(1,539,998)	1,692,235
Less: Distributions to preferred stockholders	(3,107,924)	(3,082,192)
Less: Distributions to participating securities	(114,364)	(92,343)
Net loss attributable to common stockholders - basic:	(4,762,286)	(1,482,300)
Net loss attributable to common stockholders - diluted:	$(4,762,286)	$(1,482,300)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	96,831,903	96,820,723
Average number of common shares outstanding - diluted	96,831,903	96,820,723
Earnings per common share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

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

	For the Three Months Ended March 31,
	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726
Class A and Class A-1 OP Units	13,127,843	12,773,507
Unvested LTIP Units	324,590	333,106
Unvested restricted stock awards	13,358	81,554
	32,227,517	31,949,893

Recently Issued Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280).” The guidance in ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

segment expenses. The amendment becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

Note 3. Real Estate

The following summarizes the activity in real estate during the three months ended March 31, 2024:

Real estate
Balance at December 31, 2023	$1,924,746,372
Impact of foreign exchange rate changes and other	(5,001,767)
Improvements and additions	912,682
Balance at March 31, 2024	$1,920,657,287
Accumulated depreciation
Balance at December 31, 2023	$(255,844,284)
Depreciation expense	(13,309,061)
Impact of foreign exchange rate changes and other	695,127
Balance at March 31, 2024	$(268,458,218)

SSGT II Merger

On June 1, 2022, we closed on our merger with SSGT II (the “SSGT II Merger”). On such date, (the “SSGT II Merger Date”), we acquired all of the real estate owned by SSGT II, consisting primarily of (i) 10 wholly-owned self storage facilities, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. We issued approximately 11.5 million Class A Shares to the former SSGT II stockholders in connection with the SSGT II Merger.

SST IV Merger

On March 17, 2021, we closed on our merger with SST IV (the “SST IV Merger”). On such date, (the “SST IV Merger Date”), we acquired all of the real estate owned by SST IV, consisting primarily of (i) 24 self storage facilities, and (ii) SST IV’s 50% equity interest in six unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. As a result of the SST IV Merger, we issued approximately 23.1 million Class A Shares to the former SST IV stockholders.

Self Storage Facility Acquisitions

There were no self storage facility acquisitions during the three months ended March 31, 2024.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Potential Acquisitions

As of May 13, 2024, we, through our wholly-owned subsidiaries were party to two purchase and sale agreements with unaffiliated third parties for the acquisition of self storage facilities located in the U.S. and Canada. The total purchase price for these properties is approximately $23.8 million, plus closing costs. There can be no assurance that we will complete these acquisitions. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $0.2 million as a result.

We may assign some or all of the above purchase and sale agreements to one of our Managed REITs.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating properties as of March 31, 2024. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, two of which were operating properties and one of which was under development as of March 31, 2024.

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

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments, and is recorded in Equity in earnings (losses) from investments in JV Properties in the accompanying consolidated statements of operations. For the three months ended March 31, 2024 and 2023, we recorded net aggregate loss of approximately $0.3 million and $0.4 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the “JV Properties”):

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of March 31, 2024	Carrying Value of Investment as of December 31, 2023
Dupont (1)(6)	October 2019	$3,820,653	$3,974,813
East York (2)(6)	June 2020	5,562,486	5,662,757
Brampton (2)(6)	November 2020	1,939,756	1,974,811
Vaughan (2)(6)	January 2021	2,231,788	2,297,273
Oshawa (2)(6)	August 2021	1,243,591	1,274,680
Scarborough (2)(5)	November 2021	2,290,734	2,342,720
Aurora (1)(5)	December 2022	2,309,078	2,480,800
Kingspoint (2)(5)	March 2023	3,745,425	3,947,014
Markham (1)(5)	Under Development	2,514,941	2,063,919
Regent (3)	Under Development	2,687,266	2,737,202
Whitby (4)	January 2024	7,809,878	7,075,611
		$36,155,596	$35,831,600

(1)
These joint venture properties were acquired through the SSGT II Merger, which closed on June 1, 2022.
(2)
These joint venture properties were acquired through the SST IV Merger, which closed on March 17, 2021.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

(3)
This property is currently leased as a single tenant industrial lease. The joint venture plans to develop this property into a self storage facility in the future.
(4)
This property was acquired on January 12, 2023 in connection with a purchase agreement assumed in the SSGT II Merger.
(5)
As of March 31, 2024, these properties were encumbered by first mortgages pursuant to the SmartCentres Financings (defined below).
(6)
As of March 31, 2024, these properties were encumbered by first mortgages pursuant to the RBC JV Term Loan (defined below).

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

As of March 31, 2024, $70.0 million CAD or approximately $51.7 million in USD, was outstanding on the RBC JV Term Loan.

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

March 31, 2024

(Unaudited)

Financings, and loans made by the SmartCentres Lender to our affiliates, are limited to an overall combined capacity of $120 million CAD.

As of March 31, 2024, approximately $60.7 million CAD or approximately $44.8 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2023, approximately $57.3 million CAD or approximately $43.3 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the JV Properties.

Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of March 31, 2024, the total interest rate was approximately 7.7%.

The SmartCentres Financings, as amended, had a maturity date of May 11, 2024. Subsequent to quarter end, the SmartCentres Financings were amended, extending the maturity date to May 11, 2026, among other changes. Monthly interest payments initially increase the outstanding principal balance. Upon a JV Property generating sufficient net cash flow, the SmartCentres Financings provide for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of March 31, 2024, the joint ventures were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 5. Debt

Our debt is summarized as follows:

Loan	March 31, 2024	December 31, 2023	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$90,593,188	$91,041,968	3.89%	8/1/2026
Ladera Office Loan	3,808,862	3,832,774	4.29%	11/1/2026
2024 Credit Facility (8)	520,880,891	—	7.09%	2/22/2027
2027 NBC Loan (6) (7)	55,372,500	—	7.55%	3/7/2027
KeyBank Florida CMBS Loan(2)	50,542,392	50,750,997	4.65%	5/1/2027
2028 Canadian Term Loan (6)	81,213,000	82,973,000	6.41%	12/1/2028
CMBS Loan(3)	104,000,000	104,000,000	5.00%	2/1/2029
SST IV CMBS Loan (4)	40,500,000	40,500,000	3.56%	2/1/2030
2032 Private Placement Notes (5)	150,000,000	150,000,000	5.28%	4/19/2032
Credit Facility Term Loan - USD	—	250,000,000
Credit Facility Revolver - USD	—	318,688,429
Discount on secured debt, net	(76,991)	(80,227)
Debt issuance costs, net	(3,633,319)	(4,305,607)
Total debt	$1,093,200,523	$1,087,401,334

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
(5)
As of March 31, 2023, a Total Leverage Ratio Event (as defined below) had occurred, and the interest rate on such Note increased to 5.28% prospectively. For additional information regarding this loan, see 2032 Private Placement Notes below.
(6)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.
(7)
This loan incurs interest at an all in rate of CORRA (as defined below), plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%. The effective interest rate on this loan is 6.42% when factoring the effects of a CORRA Swap which we entered into with the National Bank of Canada for the initial term of the loan. The Dufferin, Oakville II, Burlington II, Iroquois Shore Rd, and Stoney Creek I properties are encumbered by this loan. See Note 7 – Derivative Instruments for additional information.
(8)
During the three months ended March 31, 2024, this loan incurred interest at daily simple secured overnight financing rate ("SOFR") plus a spread of 1.65% and a SOFR index adjustment of 0.10% (the "SOFR Index

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Adjustment"). As of April 1, 2024, our consolidated leverage ratio was within the second leverage tier, whereby interest began accruing at daily simple SOFR plus a spread of 1.85%, plus the SOFR Index Adjustment.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of March 31, 2024 was approximately 6.1%. We are subject to certain restrictive covenants, as amended, relating to the outstanding debt, and as of March 31, 2024, we were in compliance with all such covenants.

2024 Credit Facility

On February 22, 2024, we through our Operating Partnership (the “Borrower”), entered into an amended and restated revolving credit facility with KeyBank, National Association, as administrative agent and collateral agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto, (the "2024 Credit Facility"). The 2024 Credit Facility replaces the Credit Facility (defined below) the Company entered into on March 17, 2021, and has a maturity date of February 22, 2027.

The aggregate commitment of the 2024 Credit Facility is $650 million. The Borrower has the right to request to increase the commitment amount available under the 2024 Credit Facility by an additional $850 million, for a total potential maximum aggregate amount of $1.5 billion, subject to certain conditions. The 2024 Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the 2024 Credit Facility. Borrowings under the 2024 Credit Facility may be in either U.S. dollars or Canadian dollars. Upon the closing of the 2024 Credit Facility, we immediately drew down an aggregate amount of $576 million, which was used primarily to pay off the amounts outstanding under the Credit Facility.

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

As of March 31, 2024, borrowings under the 2024 Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the 2024 Credit Facility incurs interest is subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the 2024 Credit Facility, with the highest tier limited to a maximum leverage of 60% and a maximum spread of 230 basis points on the 2024 Credit Facility. During the three months ended March 31, 2024, this loan incurred interest at daily simple SOFR plus a spread of 1.65% and the SOFR Index Adjustment of 0.10%. As of April 1, 2024, our consolidated leverage ratio was within the second leverage tier, whereby interest began accruing at daily simple SOFR plus a spread of 1.85%, plus the SOFR Index Adjustment.

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

March 31, 2024

(Unaudited)

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

As of March 31, 2024, 89 of our wholly-owned properties were encumbered by the 2024 Credit Facility, and we had borrowed approximately $521 million of the $650 million maximum potential current commitment of the 2024 Credit Facility. The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of March 31, 2024, based on the aforementioned and other borrowing base calculations, we had the ability to draw up to an additional approximately $58.4 million on the current capacity of the revolver.

2027 NBC Loan

On March 7, 2024, we, through five of our wholly-owned Canadian subsidiaries (the “2027 NBC Loan Borrowers”), entered into a loan with National Bank of Canada (“NBC”) as administrative agent, National Bank Financial as lead arranger and sole bookrunner, and certain other lenders party thereto, (the “2027 NBC Loan”). On such date, we drew the maximum aggregate borrowing of $75 million CAD pursuant to the 2027 NBC Loan. This loan is secured by the five properties owned by the 2027 NBC Loan Borrowers (the “Secured NBC Properties”).

Previously, four of the Secured NBC Properties were included in the borrowing base of the 2024 Credit Facility, and the other property was previously unencumbered. The net proceeds from the 2027 NBC Loan were used to pay down the 2024 Credit Facility by approximately $55.1 million USD, and accordingly, the respective four properties were released as collateral from the 2024 Credit Facility.

The 2027 NBC Loan has a maturity date of March 7, 2027, which may be extended for additional one-year periods in the discretion of the lenders. The 2027 NBC Loan carries a variable interest rate based on either the Canadian Overnight Repo Rate Average (“CORRA”) or the Canadian Prime Rate. As of March 31, 2024, borrowings under the 2027 NBC Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%.

On March 12, 2024, we entered into an interest rate swap agreement based on CORRA with NBC whereby, inclusive of the swap we fixed the interest rate on the NBC loan at 6.42% for the initial three year term of the loan. The 2027 NBC Loan requires monthly amortizing principal and interest payments, which are based on a 25-year amortization schedule. The 2027 NBC Loan may be prepaid, in whole or in part, at any time upon prior written notice to the lenders, subject to interest rate swap breakage costs. SmartStop and the 2027 NBC Loan Borrowers provided an indemnity in favor of NBC and the lenders for certain environmental matters. SmartStop serves as a non-recourse guarantor, and each borrower provided a limited recourse guaranty up to the amount of the collateral pledged by it, under the 2027 NBC Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

2032 Private Placement Notes

On April 19, 2022, we as guarantor, and our Operating Partnership as issuer, entered into a note purchase agreement (the “Note Purchase Agreement”) which provides for the private placement of $150 million of 4.53% Senior Notes due April 19, 2032 (the “2032 Private Placement Notes”). The sale and purchase of the 2032 Private Placement Notes occurred in two closings, with the first of such closings having occurred on April 19, 2022 with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “First Closing”) and the second of such closings having occurred on May 25, 2022 with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “Second Closing”). Interest on each series of the 2032 Private Placement Notes is payable semiannually on the nineteenth day of April and October in each year.

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

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that were substantially similar to the previously existing Credit Facility (defined below). The 2032 Private Placement Notes were issued on a pari passu basis with the previously existing Credit Facility, and are pari passu with the 2024 Credit Facility. As such, the Company and certain of its subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the Operating Partnership’s obligations under the 2032 Private Placement Notes. The 2032 Private Placement Notes were initially secured by a pledge of equity interests in the Subsidiary Guarantors on similar terms as the previously existing Credit Facility.

On April 26, 2024, we amended the Note Purchase Agreement dated April 19, 2022 (the “NPA Amendment”). The primary purpose of the NPA Amendment was to make certain conforming changes between the Note Purchase Agreement and our recently amended and restated revolving credit facility, the 2024 Credit Facility. In particular, the NPA Amendment conformed certain of the definitions related to the financial tests that we are required to maintain, as well as certain of the property pool covenants we are required to satisfy, in the Note Purchase Agreement during the term thereof to those in the 2024 Credit Facility.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

On October 7, 2021, the Borrower and lenders who were party to the Credit Facility amended the Credit Facility to increase the commitment on the Credit Facility Revolver by $200 million for a total commitment of $450 million. In connection with the increased commitments, additional lenders were added to the Credit Facility. The commitments on the Credit Facility Term Loan remained unchanged. As a result of this amendment, the aggregate commitment on the Credit Facility was $700 million.

The maturity date of the Credit Facility Revolver was March 17, 2024, subject to a one-year extension option, at our election. The maturity date of the Credit Facility Term Loan was March 17, 2026. The Credit Facility was repaid in full on February 22, 2024 in connection with the establishment of the 2024 Credit Facility.

The following table presents the future principal payments required on outstanding debt as of March 31, 2024:

2024	$2,787,760
2025	3,969,391
2026	94,321,605
2027	623,059,664
2028	78,272,413
2029 and thereafter	294,500,000
Total payments	1,096,910,833
Discount on secured debt	(76,991)
Debt issuance costs, net	(3,633,319)
Total	$1,093,200,523

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

March 31, 2024

(Unaudited)

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

As of March 31, 2024, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2023, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

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

March 31, 2024

(Unaudited)

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

The change in the value of the portion of our settled and unsettled foreign currency hedges that is not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a gain of approximately $1.4 million and a loss of approximately $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

On April 12, 2021, we entered into an approximately $125.9 million CAD currency forward with a settlement date of April 12, 2023. On April 12, 2023, we settled this foreign currency forward and received approximately USD $6.4 million, and simultaneously entered into a new approximately $134.4 million CAD currency forward with a maturity date of July 6, 2023. On July 5, 2023, we settled this foreign currency forward and paid approximately USD $1.2 million, and simultaneously entered into a new approximately $132.4 million CAD currency forward with a settlement date of April 12, 2024. On April 12, 2024, we settled this hedge and we received approximately USD $3.5 million. We simultaneously entered into a new foreign currency hedge with a notional amount of $136,476,000 CAD at a strike rate of 1.3648 which matures on April 11, 2025.

On October 12, 2022, we entered into a new $137.7 million CAD currency forward with a settlement date of October 12, 2023. On October 11, 2023, we rolled this hedge without any cash settlement, extending the maturity date to November 9, 2023 at a strike rate of 1.3766, and notional of $137,664,000 CAD. On November 9, 2023, we rolled this hedge without any cash settlement, extending the maturity date to November 16, 2023 at a strike rate of 1.3767, and notional of $137,669,000 CAD. On November 16, 2023, this hedge matured, and without any cash settlement, we simultaneously entered into a new $30.0 million CAD currency forward with a maturity date of January 16, 2024, and a strike rate of 1.3782. On January 16, 2024 we rolled this hedge without any cash settlement, effectively extending the maturity date to February 15, 2024 at a strike rate of 1.3781. Additionally, on February 16, 2024 we further rolled this hedge without any cash settlement at a strike

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

rate of 1.3781. This hedge ultimately matured on March 7, 2024 whereby we owed and paid approximately $0.5 million at settlement.

In connection with the 2027 NBC Loan borrowing, on March 12, 2024, we entered into a CORRA Swap with NBC with a notional amount of CAD $75,000,000 at a rate of 3.926% for the initial duration of the 2027 NBC Loan, maturing on March 7, 2027.

The following table summarizes the terms of our derivative financial instruments as of March 31, 2024:

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$125,000,000	2.00%	June 1, 2022	June 28, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000,000	4.75%	December 1, 2022	December 2, 2024
CORRA Swap (1)	$75,000,000	3.93%	March 12, 2024	March 7, 2027
Foreign Currency Forwards:
Denominated in CAD (1)(2)	$132,350,000	1.3273	July 5, 2023	April 12, 2024

(1)
Notional amounts shown are denominated in CAD.
(2)
On April 12, 2024, we settled this hedge and we received approximately $3.5 million. We simultaneously entered into a new foreign currency hedge with a notional amount of $136,476,000 CAD at a strike rate of 1.3648 which matures on April 11, 2025.

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

(1)
Notional amount shown is denominated in CAD.
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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following tables present a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2024	December 31, 2023
Interest Rate Derivatives
Other assets	$2,592,468	$3,485,281
Accounts payable and accrued liabilities	$101,787	$—
Foreign Currency Hedges
Other assets	$2,247,494	$—
Accounts payable and accrued liabilities	$—	$985,412

The following tables presents the effect of our derivative financial instruments designated for hedge accounting, on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the three months ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended March 31,
Type	2024	2023		2024	2023
Interest Rate Swaps	$(60,369)	$-	Interest expense	$41,418	$45,546
Interest Rate Caps	468,248	(526,318)	Interest expense	873,134	921,477
Foreign Currency Forwards	1,355,914	(91,616)	N/A	-	-
	$1,763,793	$(617,934)		$914,552	$967,023

Based on the forward rates in effect as of March 31, 2024, we estimate that approximately $1.0 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following is a summary of our income tax expense (benefit) for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024
	Federal	State	Canadian	Total
Current	$-	$8,861	$115,560	$124,421
Deferred	68,057	2,828	146,997	217,882
Total	$68,057	$11,689	$262,557	$342,303

	For the three months ended March 31, 2023
	Federal	State	Canadian	Total
Current	$51,557	$9,277	$96,099	$156,933
Deferred	(2,619)	(399)	123,305	120,287
Total	$48,938	$8,878	$219,404	$277,220

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	March 31, 2024	December 31, 2023
Deferred tax liabilities:
Intangible contract assets	$(15,092)	$(18,111)
Canadian real estate	(9,904,999)	(9,887,050)
Total deferred tax liability	(9,920,091)	(9,905,161)

Deferred tax assets:
Other	1,527,465	1,267,292
Canadian real estate and non-capital losses	7,718,063	7,561,373
Total deferred tax assets	9,245,528	8,828,665

Valuation allowance	(892,589)	(667,514)

Net deferred tax liabilities	$(1,567,152)	$(1,744,010)

The Canadian non-capital losses expire between 2032 and 2043. As of March 31, 2024 and December 31, 2023, the Company had Canadian non-capital loss carry forwards of approximately $23.9 million and $24.9 million, respectively. As of March 31, 2024 and December 31, 2023, we had a valuation allowance of approximately $0.9 million and $0.7 million, respectively, related to non-capital loss carry-forwards at certain of our Canadian properties.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented:

	Three Months Ended March 31, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$50,469,142	$—	$—	$50,469,142
Ancillary operating revenue	2,192,633	—	—	2,192,633
Managed REIT Platform revenue	—	2,734,207	—	2,734,207
Reimbursable costs from Managed REITs	—	1,646,075	—	1,646,075
Total revenues	52,661,775	4,380,282	—	57,042,057
Operating expenses:
Property operating expenses	17,389,955	—	—	17,389,955
Managed REIT Platform expense	—	851,187	—	851,187
Reimbursable costs from Managed REITs	—	1,646,075	—	1,646,075
General and administrative	—	—	7,426,164	7,426,164
Depreciation	13,353,607	—	230,791	13,584,398
Intangible amortization expense	24,135	48,930	—	73,065
Acquisition expenses	70,876	—	—	70,876
Total operating expenses	30,838,573	2,546,192	7,656,955	41,041,720
Income (loss) from operations	21,823,202	1,834,090	(7,656,955)	16,000,337
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(329,092)	(329,092)
Equity in earnings (losses) from investments in Managed REITs	—	(451,562)	—	(451,562)
Other, net	340,777	450,376	(283,638)	507,515
Interest expense	(16,511,848)	—	(41,394)	(16,553,242)
Loss on debt extinguishment	(471,166)	—	—	(471,166)
Income tax (expense) benefit	(268,190)	(64,207)	(9,906)	(342,303)
Net income (loss)	$4,912,775	$1,768,697	$(8,320,985)	$(1,639,513)

	Three Months Ended March 31, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$51,276,898	$—	$—	$51,276,898
Ancillary operating revenue	2,190,622	—	—	2,190,622
Managed REIT Platform revenue	—	2,276,535	—	2,276,535
Reimbursable costs from Managed REITs	—	1,391,210	—	1,391,210
Total revenues	53,467,520	3,667,745	—	57,135,265
Operating expenses:
Property operating expenses	16,533,452	—	—	16,533,452
Managed REIT Platform expense	—	549,936	—	549,936
Reimbursable costs from Managed REITs	—	1,391,210	—	1,391,210
General and administrative	—	—	6,536,626	6,536,626
Depreciation	13,085,836	—	186,435	13,272,271
Intangible amortization expense	1,870,775	48,930	—	1,919,705
Acquisition expenses	31,190	—	—	31,190
Total operating expenses	31,521,253	1,990,076	6,723,061	40,234,390
Income (loss) from operations	21,946,267	1,677,669	(6,723,061)	16,900,875
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(405,111)	(405,111)
Equity in earnings (losses) from investments in Managed REITs	—	(233,025)	—	(233,025)
Other, net	(415,297)	1,142,964	23,311	750,978
Interest expense	(14,661,959)	—	(41,938)	(14,703,897)
Income tax (expense) benefit	(144,596)	—	(132,624)	(277,220)
Net income (loss)	$6,724,415	$2,587,608	$(7,279,423)	$2,032,600

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following table summarizes our total assets by segment:

Segments	March 31, 2024	December 31, 2023
Self Storage(1)	$1,785,797,427	$1,798,510,325
Managed REIT Platform(2)	42,605,655	41,761,259
Corporate and Other	57,993,541	55,369,141
Total assets(3)	$1,886,396,623	$1,895,640,725

(1)
Included in the assets of the Self Storage segment as of March 31, 2024 and December 31, 2023 was approximately $52.2 million of goodwill. Additionally, as of March 31, 2024 and December 31, 2023, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed REIT Platform segment as of March 31, 2024 and December 31, 2023 was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3)
Other than our investments in and advances to Managed REITs and investments in JV properties, substantially all of our investments in real estate facilities and intangible assets as of March 31, 2024 and December 31, 2023, respectively, were associated with our self storage platform.

As of March 31, 2024 and December 31, 2023, approximately $169 million and $174 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three months ended March 31, 2024, and 2023, approximately $5.4 million and $5.3 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of March 31, 2024 and December 31, 2023, approximately $36.2 million and $35.8 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the three months ended March 31, 2024 and 2023, approximately $0.3 million and $0.4 million of losses, respectively, relate to these JV Properties' operations in Canada.

Note 10. Related Party Transactions

Self Administration Transaction

On June 28, 2019, we, our Operating Partnership and SmartStop TRS entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements with our then-sponsor, SAM, and SmartStop OP Holdings, LLC (“SS OP Holdings”), a subsidiary of SAM, pursuant to which, effective June 28, 2019, we acquired the self storage advisory, asset management and property management businesses and certain joint venture interests of SAM, along with certain other assets of SAM (collectively, the “Self Administration Transaction”).

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

March 31, 2024

(Unaudited)

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

Transfer Agent Agreement

SAM owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (“Transfer Agent”), which is a registered transfer agent with the SEC. Pursuant to our transfer agent agreement, our Transfer Agent provided transfer agent and registrar services to us. These services were substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholder. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, was particularly suited to provide us with transfer agent and registrar services.

Fees paid to our Transfer Agent included a fixed quarterly fee, one-time account setup fees, monthly open account fees and fees for investor inquiries. In addition, we reimbursed our Transfer Agent for all reasonable expenses or other charges incurred by it in connection with the provision of its services to us, and we paid our Transfer Agent fees for any additional services that we requested from time to time, in accordance with its rates then in effect.

Effective as of April 29, 2024, we transitioned to a new transfer agent, SS&C GIDS, Inc. In connection with such transfer, we simultaneously terminated the transfer agent agreement with Strategic Transfer Agent Services, LLC. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we incurred a transition fee of $150,000 payable to Strategic Transfer Agent Services, LLC.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2023 and the three months ended March 31, 2024, as well as any related amounts payable as of December 31, 2023 and March 31, 2024.

	Year Ended December 31, 2023			Three Months Ended March 31, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,479,254	$1,473,005	$75,000	$378,590	$378,590	$75,000
Additional paid-in capital
Transfer Agent expenses	—	—	—	—	—	—
Stockholder servicing fee	—	—	—	—	—	—
Other
Other	—	—	340,980	—	—	340,980
Total	$1,479,254	$1,473,005	$415,980	$378,590	$378,590	$415,980

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Advisory Agreement Fees

Our indirect subsidiaries, the SST VI Advisor, and the SSGT III Advisor are or were entitled to receive various fees and expense reimbursements under the terms of the SST VI, and SSGT III advisory agreements.

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

A subsidiary of our Operating Partnership may also be potentially entitled to a subordinated distribution through its ownership of a special limited partnership in SST VI OP if SST VI (1) lists its shares of common stock on a national exchange, (2) terminates the SST VI Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in SST VI OP's limited partnership agreement.

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

On October 25, 2022, we, through one of our subsidiaries also agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class W shares sold in its public offering. On October 31, 2023, in connection with an amendment to SST VI's dealer manager agreement, SST VI ceased the sale of Class W shares in its public offering, and subsequently began selling Class Z shares. For the year ended December 31, 2023, we had incurred approximately $59,000, to SST VI's dealer manager associated with the Class W Shares in its public offering.

Additionally, in connection with SST VI's public offering of Class W shares through October 31, 2023, the SST VI Advisor or its affiliates agreed to fund on behalf of SST VI, an amount equal to 1% of the gross offering proceeds from the sale of Class W shares sold in its initial public offering, which amount was to be used by SST VI towards the payment of its offering expenses. For the year ended December 31, 2023, we funded SST VI such costs in the amount of approximately $39,000. No further payments were incurred after October 31, 2023 to SST VI's dealer manager or SST VI under these agreements per the amendment which ceased the sale of Class W shares on such date.

Separately, we through one of our subsidiaries agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class Z shares sold in its public offering. For the three months ended March 31, 2024, we had incurred approximately $12,000 to SST VI's dealer manager associated with the Class Z Shares sold in its public offering.

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

March 31, 2024

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

The SST VI and SSGT III property managers are or were entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

Effective June 1, 2022, in connection with the SSGT II Merger, the SSGT II property management contracts were terminated. As a result of us acquiring SSGT II and terminating such contracts, we recorded a write-off of approximately $0.6 million related to the carrying value of the SSGT II property management contracts.

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SSGT II property management contract and the carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, we adjusted the value of our deferred tax liability on a pro-rata basis, reducing the deferred tax liability by approximately $0.2 million during the year ended December 31, 2022 related to the SSGT II Merger and the related aforementioned write-offs, and recorded such benefits within the income tax (expense) benefit line-item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
Managed REIT Platform Revenues	2024	2023
Asset Management Fees:
SST VI	1,059,898	592,122
SSGT III	336,996	171,407
	1,396,894	763,529
Property Management Fees:
SST VI	392,517	231,222
SSGT III	123,208	54,315
JV Properties	217,049	171,895
	732,774	457,432
Tenant Protection Program Fees:
SST VI	272,724	142,596
SSGT III	82,245	14,708
JV Properties	87,904	58,329
	442,873	215,633
Acquisition Fees:
SST VI	33,647	542,681
SSGT III	—	157,000
	33,647	699,681
Other Managed REIT Fees(1)	308,865	140,260
Managed REIT Platform Fees	2,915,053	2,276,535
Sponsor funding reduction (2)	(180,846)	—
Total Managed REIT Platform Revenues	$2,734,207	$2,276,535

(1)
Such revenue primarily includes other property management related fees, construction management fees, development fees, and other miscellaneous revenues.
(2)
Pursuant to the Sponsor Funding Agreement, SmartStop funds certain costs of SST VI's share sales, and in return receives Series C Units in SST VI's OP. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed REIT Platform revenues from SST VI over the remaining estimated term of the management contracts with SST VI.

We offer tenant insurance or tenant protection programs to customers at our Managed REITs' properties pursuant to which we, as the property manager and majority owner of the Tenant Protection Program joint ventures, are entitled to substantially all of the net revenue attributable to the sale of such tenant programs.

In order to protect our interest in receiving these revenues in light of the fact that the Managed REITs control the properties, we and the Managed REITs transferred our respective rights in such arrangements to a joint venture entity owned 99.9% by us through a TRS subsidiary and 0.1% by the Managed REIT. Under the terms of the operating agreements of the joint venture entities, we receive 99.9% of the net revenues generated from such Tenant Protection Programs and the Managed REIT receives the other 0.1% of such net revenues. Subsequent to the SSGT II Merger, the SSGT II Tenant Protection Programs joint ventures are wholly-owned by us and such revenue is generated at our now wholly-owned self storage properties and is recorded within ancillary operating revenue in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

As of March 31, 2024 and December 31, 2023 we had receivables due from the Managed REITs totaling approximately $11.4 million and $6.5 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three months ended March 31, 2024 we recorded a loss related to our equity interest in SST VI OP of approximately $0.3 million, and received distributions in the amount of approximately $85,000.

For the three months ended March 31, 2023 we recorded a loss related to our equity interest in SST VI OP of approximately $0.2 million, and received distributions in the amount of approximately $84,000.

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

In consideration for SRA providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, SST VI OP will issue a number of Series C Units to SRA equal to the dollar amount of such funding divided by the then-current offering price for the Class Y Shares and Class Z Shares sold in the SST VI offering, which will initially be $9.30 per share. Pursuant to the Sponsor Funding Agreement, SRA will reimburse SST VI monthly for the applicable front-end sales load it has agreed to fund, and SST VI OP will issue the Series C Units on a monthly basis upon such reimbursement. The Sponsor Funding Agreement will terminate immediately upon the date that SST VI ceases to offer the Class Y Shares and Class Z Shares in the SST VI offering. The SST VI offering was set to expire on March 17, 2024, and was extended to March 17, 2025 upon the approval of SST VI's board of directors on February 1, 2024. Inclusive of all extension options available to SST VI, its offering could not extend beyond September 12, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Through March 31, 2024, we have incurred approximately $7.5 million in connection with the Sponsor Funding Agreement, representing approximately 810,000 subordinated units. During the three months ended March 31, 2024 we incurred approximately $0.7 million, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

If SST VI were to sell the maximum amount under its offering of $1.0 billion, assuming the sale of all Class Y Shares consisting of a 7% front end sales load, the maximum commitment of SRA pursuant to the Sponsor Funding Agreement is approximately $70 million.

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

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended to December 31, 2024 at the borrower's option. As such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan. As of March 31, 2024, SST VI OP had $15.0 million borrowed and outstanding pursuant to the SST VI Note.

The following table summarizes the carrying value of our investments in and advances to SST VI as of March 31, 2024 and December 31, 2023:

Receivables:	As of March 31, 2024	As of December 31, 2023
Receivables and advances due	$9,663,148	$5,861,326
Debt:
SST VI Note	15,000,000	15,000,000
Equity:
SST VI OP Units and SST VI SLP	1,568,062	1,932,357
SST VI Class C Subordinated Units	3,645,126	3,306,494
Total investments in and advances	$29,876,336	$26,100,177

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

For the three months ended March 31, 2024, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million, and received distributions in the amount of approximately $68,000.

For the three months ended March 31, 2023, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million, and received distributions in the amount of approximately $54,000.

Debt Investments

On August 9, 2022, in connection with SSGT III's acquisition of two self storage facilities, our Operating Partnership entered into a mezzanine loan agreement with a wholly-owned subsidiary of SSGT III, for up to $50.0 million (the “SSGT III Mezzanine Loan”), of which $42.0 million was funded as an initial draw at the time of closing. The SSGT III Mezzanine Loan requires a commitment fee equal to 1.0% of the amount drawn at closing of the SSGT III Mezzanine Loan, and subsequent draws.

The SSGT III Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from up to $50 million to $77 million. Pursuant to this amendment, the interest rate on the SSGT III Mezzanine Loan became a variable rate equal to SOFR plus 3.0%. Payments on the SSGT III Mezzanine Loan are interest only, and it had an initial maturity date of August 9, 2023. SSGT III extended the ultimate maturity date of the SSGT III Mezzanine Loan until August 9, 2024, as such, the interest rate of the SSGT III Mezzanine Loan increased to SOFR plus 4.0% per annum, pursuant to the December 20, 2022 amendment. The SSGT III Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan may be released from the pledge of collateral. The SSGT III Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned seven operating self storage facilities as of March 31, 2024. SSGT III OP, also serves as a non-recourse guarantor. In August 2023, SSGT III exercised the extension option, such that the SSGT III Mezzanine Loan is due in full on August 9, 2024.

As of March 31, 2024 and December 31, 2023, a wholly-owned subsidiary of SSGT III OP had $1.0 million and $4.0 million, respectively, borrowed and outstanding pursuant to the SSGT III Mezzanine Loan.

The following table summarizes the carrying value of our investments in and advances to SSGT III OP as of March 31, 2024 and December 31, 2023:

Receivables:	As of March 31, 2024	As of December 31, 2023
Receivables and advances due	$1,756,522	$628,710
Debt:
SSGT III Mezzanine Loan(1)	1,000,000	4,000,000
Equity:
SSGT III OP Units and SSGT III SLP	3,421,526	3,661,978
Total investments in and advances	$6,178,048	$8,290,688

(1) As of March 31, 2024 and December 31, 2023, $1.5 million was available to be drawn on the SSGT III Mezzanine Loan. On May 2, 2024, SSGT III paid down the remaining $1.0 million outstanding on the SSGT III Mezzanine Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

For the three months ended March 31, 2024 and 2023 we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $142,000 and $65,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $53,000 and $40,000 during the three ended March 31, 2024 and 2023, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, a receivable of approximately $18,000 was due from SAM and a payable of approximately $11,000, was due to SAM, respectively, related to the Administrative Services Agreement.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through March 31, 2024, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

March 31, 2024

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

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	145,850	$11.50	290,641	$11.16
Granted	43,720	14.30	315,915	13.30
Vested	(96,295)	10.86	(226,271)	11.58
Forfeited	(7,960)	13.92	—	—
Unvested at December 31, 2023	85,315	13.44	380,285	12.69
Granted	40,293	14.30	298,247	13.53
Vested	(41,726)	12.58	—	—
Forfeited	(3,155)	14.27	—	—
Unvested at March 31, 2024	80,727	$14.28	678,532	$13.06

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted amount of the award. The targeted award for each executive was determined and approved by the Compensation Committee of our board of directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison will be conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2022, 2023 and 2024 grants will vest, as applicable, no later than March 31, 2025, 2026, and 2027, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following table summarizes our activity related to our performance based awards:

	Restricted Stock			LTIP Units
Performance Based Award Grants	Shares		Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	5,752		$9.78	380,536	$10.39
Granted	5,752	(1)	9.78	271,199	13.30
Vested	(11,504)		9.78	(118,720)	9.09
Forfeited	—		—	—	—
Unvested at December 31, 2023	—		—	533,015	12.16
Granted	—		—	270,096	13.55
Vested	—		—	(148,387)	9.30
Forfeited	—		—	—	—
Unvested at March 31, 2024	—		$—	654,724	$13.38

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

As of March 31, 2024, 8,759,182 shares of stock were available for issuance under the Plan.

We recorded approximately $1.1 million of equity based compensation expense in general and administrative expense during the three months ended March 31, 2024, compared to approximately $1.1 million during the three months ended March 31, 2023. We recorded approximately $0.1 million of equity based compensation expense in property operating expenses and Managed REIT Platform expenses, within our consolidated statements of operations for the three months ended March 31, 2024, compared to approximately $0.1 million during the three months ended March 31, 2023.

As of March 31, 2024, there was approximately $12.0 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.7 years.

As of December 31, 2023, there was approximately $6.8 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.2 years.

In March 2024, the compensation committee of our board of directors approved the 2024 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

Note 12. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan (our “DRP”) that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional shares of our Class A and Class T Shares, respectively. Under our DRP, the board of directors may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants. The purchase price per share pursuant to our DRP is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on January 15, 2024, any shares sold pursuant to our distribution reinvestment plan will be sold at our new estimated value per share of $15.25 per Class A Share and Class T Share. Please see the section below titled “Suspension and Partial Resumption of DRP and SRP” for additional information. As of March 31, 2024, we had sold approximately 8.5 million Class A Shares and approximately 1.2 million Class T Shares through our DRP Offering.

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

March 31, 2024

(Unaudited)

•
The amount available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan, less any prior redemptions.
•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

During the three months ended March 31, 2024, approximately 0.6 million shares or $8.6 million of requests that met the eligibility criteria were requested to be redeemed; approximately $8.4 million of which were included in accounts payable and accrued liabilities within our consolidated balance sheets as of March 31, 2024 and fulfilled in May 2024.

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

Suspension and Partial Resumption of DRP and SRP

In connection with a review of liquidity alternatives by the board of directors, on March 7, 2022, the board of directors approved the full suspension of our DRP and SRP. However, on March 16, 2023, the DRP was fully reinstated and the SRP was partially reinstated to allow for redemptions solely sought in connection with a stockholder’s death, “qualifying disability” (as that term is defined in the SRP), confinement to a long-term care facility, or other exigent circumstances. All other redemptions remain suspended at this time. All previously received and reconfirmed redemption requests, along with such requests received during the three months ended March 31, 2023 that correctly met the eligibility criteria above, were redeemed in April 2023, in accordance with the SRP.

On May 1, 2024, the board of directors approved an additional limitation to our SRP such that any redemption request made in connection with a stockholder’s death be made within one year of the date of such death in order to be honored by us. Please see Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements contained in this report.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

As of March 31, 2024, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.6 million during the year ending December 31, 2024.

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

Note 13. Declaration of Distributions

On March 28, 2024, our board of directors declared a distribution rate for the month of April 2024 of approximately $0.0492 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on April 30, 2024. Such distributions payable to each stockholder of record will be paid the following month.

On April 19, 2024, our board of directors declared a distribution rate for the month of May 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on May 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to March 31, 2024:

Self Storage Acquisition

On April 10, 2024, we purchased a self storage facility located in Colorado Springs, Colorado (the "Colorado Springs II Property"). The purchase price for the Colorado Springs II Property was approximately $10.5 million, plus closing costs. Upon acquisition, the property was approximately 86% occupied. The acquisition was funded with proceeds from the 2024 Credit Facility. This property was subsequently added to the borrowing base of the 2024 Credit Facility.

SRP Limitation

On May 1, 2024, our board of directors adopted a limitation to our SRP such that any redemption request made under the SRP in connection with a stockholder’s death be made within one year of the date of such death in order to be honored by us. This limitation takes effect on June 1, 2024, which is the requisite 30 days’ notice to our stockholders. We intend to honor any redemption request made in connection with a stockholder’s death that are submitted prior to such effective date, even if the redemption request is made after the one-year anniversary of such stockholder’s death so long as such redemption request otherwise complies with the terms of the SRP.

Hedging Activity

On May 1, 2024, to hedge our exposure to potentially rising interest rates, we purchased three SOFR interest rate caps for a total of approximately $8.2 million. The table below presents the terms of these three SOFR interest rate caps:

Notional	Cap Rate	Effective Date	Maturity Date
$100,000,000	1.50%	May 1, 2024	May 1, 2025
$100,000,000	2.00%	July 1, 2024	July 1, 2025
$200,000,000	5.50%	December 2, 2024	December 1, 2026

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial data contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We are a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2023, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of March 31, 2024, our wholly-owned portfolio consisted of 154 operating self storage properties diversified across 19 states and Canada comprising approximately 104,000 units and 11.9 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which included nine operating self storage properties. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III” and together with SST VI, the “Managed REITs”), and manage one additional self storage property, all of which pay us fees to manage these programs and manage their 32 operating self storage properties (as of March 31, 2024).

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of March 31, 2024, 32 operating properties and approximately 25,400 units and approximately 2.8 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of March 31, 2024, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.4%	92.7%	0.7%
Arizona	4	3,130	329,100	2.8%	91.1%	2.5%
California	30	19,985	2,108,400	17.7%	88.9%	20.4%
Colorado	8	4,550	495,585	4.2%	92.0%	3.6%
Florida	26	19,870	2,367,500	19.9%	92.1%	22.5%
Illinois	6	3,785	432,450	3.6%	91.5%	3.1%
Indiana	2	1,030	112,700	0.9%	92.3%	0.6%
Massachusetts	1	840	93,200	0.8%	89.8%	1.9%
Maryland	2	1,610	169,500	1.4%	91.1%	1.3%
Michigan	4	2,220	266,100	2.2%	92.6%	1.8%
New Jersey	2	2,350	205,100	1.7%	87.4%	1.7%
Nevada	9	7,160	865,000	7.3%	93.9%	6.7%
North Carolina	19	9,190	1,204,900	10.1%	92.5%	8.1%
Ohio	5	2,310	256,000	2.2%	94.0%	1.5%
South Carolina	3	1,940	246,000	2.1%	91.8%	1.6%
Texas	12	6,960	919,300	7.8%	93.7%	6.9%
Virginia	1	830	71,100	0.6%	91.7%	0.8%
Washington	5	3,427	390,545	3.3%	92.4%	3.4%
Wisconsin	1	780	83,400	0.7%	91.9%	0.6%
Ontario, Canada	13	10,610	1,110,655	9.3%	93.3%	10.3%
Total	154	103,667	11,889,835	100%	91.8%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,350 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,017,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of March 31, 2024.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended March 31, 2024.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges were recognized during the three months ended March 31, 2024 and 2023.

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

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Code”) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to U.S. federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

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

Certain property operating expenses have experienced elevated pressures to date, namely property insurance, property taxes and payroll have seen above average increases, primarily due to inflation and natural disasters. We have experienced a year-over-year decrease in gross margins as a result for the full year 2023 and the first quarter of 2024.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or capped interest rates of varying durations for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability make accretive acquisitions of self storage properties, negatively impact our profitability, and affect our ability to comply with certain financial covenants.

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

As of March 31, 2024 and 2023, we wholly-owned 154 and 153 operating self storage facilities, respectively. Our operating results for the three months ended March 31, 2024 included full quarter results for 154 self storage facilities. Our operating results for the three months ended March 31, 2023 included full quarter results for 153 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the three months ended March 31, 2024 and 2023

Total Self Storage Revenues

Total self storage related revenues for the three months ended March 31, 2024 and 2023 were approximately $52.7 million and $53.5 million, respectively. The decrease in total self storage revenues of approximately $0.8 million, or approximately 1.5%, is primarily attributable to a decrease in same-store revenues of approximately $0.8 million.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the three months ended March 31, 2024 and 2023 were approximately $2.7 million and $2.3 million, respectively. The increase in Managed REIT Platform revenues of approximately $0.5 million is primarily attributable to increased property management and asset management fees which are the result of increased assets under management. Such increased revenues were partially offset by reduced acquisition fees, and the effect of sponsor funding reductions recorded. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as reductions to such revenue in connection with the Sponsor Funding Agreement as SST VI continues to sell shares in its public offering.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2024 and 2023 were approximately $1.6 million and $1.4 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2024 and 2023 were approximately $17.4 million (or 33% of self storage revenue) and $16.5 million (or 31% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $0.9 million is largely attributable to increased compensation related expenses, property insurance costs, and repairs and maintenance expenses. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended March 31, 2024 and 2023 were approximately $0.9 million and $0.5 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). The increase in Managed REIT Platform Expenses is primarily related to growth in the Managed REITs' assets under management. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2024 and 2023 were approximately $1.6 million and $1.4 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 and 2023 were approximately $7.4 million and $6.5 million, respectively. Such expenses consist primarily of compensation related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. During the three months ended March 31, 2024 and 2023, we recorded expenses of approximately $0.3 million and none, respectively, related to our filing of an amendment to our S-11 registration statement and related costs in pursuit of a potential offering of our common stock. The remaining increase in general and administrative expenses was primarily attributable to increased legal expenses, professional expenses, and compensation related costs incurred during the three months ended March 31, 2024. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2024 and 2023 were approximately $13.7 million and $15.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to the intangible amortization expense related to our in place lease intangible assets recorded in connection with the SSGT II Merger which became fully amortized in November 2023.

Acquisition Expenses

Acquisition expenses for the three months ended March 31, 2024 and 2023 were approximately $71,000 and $31,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the three months ended March 31, 2024 and 2023 were approximately $0.3 million and $0.4 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended March 31, 2024 and 2023 were approximately $0.5 million and $0.2 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the three months ended March 31, 2024 and 2023 was approximately $0.5 million and $0.8 million of income, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The decrease in income of approximately $0.3 million is primarily due to less financing fee income and interest income from loans to the Managed REITs of approximately $0.3 million, along with favorable foreign currency related adjustments as compared to the same period in the prior year. These changes were partially offset by increased franchise and other tax related expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023 was approximately $16.6 million and $14.7 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate hedging derivatives. The increase of approximately $1.8 million is primarily attributable to an increase in rates on our variable rate debt. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the three months ended March 31, 2024 and 2023 was approximately $0.5 million, and none, respectively. Loss on debt extinguishment for the three months ended March 31, 2024 was related to certain unamortized debt issuance costs associated with the 2021 Credit Facility which were expensed in connection with the execution of the new 2024 Credit Facility. (See Note 5 – Debt, for additional information.)

Income Tax Expense

Income tax expense for the three months ended March 31, 2024 and 2023 was approximately $0.3 million and $0.3 million, respectively. Income tax consists primarily of state, federal, and Canadian income tax. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - three months ended March 31, 2024 and 2023

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2023, excluding four other properties) for the three months ended March 31, 2024 and 2023. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Revenue (1)	$49,456,951	$50,302,951	(1.7)%	$1,260,115	$1,235,064	N/M	$50,717,066	$51,538,015	(1.6)%
Property operating expenses (2)	16,419,540	15,866,265	3.5%	870,415	609,062	N/M	17,289,955	16,475,327	4.9%
Net operating income	$33,037,411	$34,436,686	(4.1)%	$389,700	$626,002	N/M	$33,427,111	$35,062,688	(4.7)%
Number of facilities	149	149		5	4		154	153
Rentable square feet (3)	11,457,035	11,440,030		432,800	354,700		11,889,835	11,794,730
Average physical occupancy (4)	92.5%	92.9%	(0.4)%	N/M	N/M	N/M	91.9%	92.6%	(0.8)%
Annualized rent per occupied square foot (5)	19.49	19.67	(0.9)%	N/M	N/M	N/M	19.39	19.64	(1.2)%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, Tenant Protection Program related expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet as of March 31, 2024 and 2023. On a same-store basis, for the same periods, parking represented approximately 989,000 square feet.

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

Our same-store revenue decreased by approximately $0.8 million, or approximately 1.7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to lower annualized rent per occupied square foot of approximately 0.9%, as well as an approximately 0.4% decrease in average occupancy. The increase in property operating expenses is primarily attributable to compensation related expenses, property insurance, and repairs and maintenance.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Net income (loss)	$(1,639,513)	$2,032,600
Adjusted to exclude:
Tenant Protection Program revenue(1)	(1,944,709)	(1,929,505)
Tenant Protection Program related expense	100,000	58,125
Managed REIT Platform revenue	(2,734,207)	(2,276,535)
Managed REIT Platform expenses	851,187	549,936
General and administrative	7,426,164	6,536,626
Depreciation	13,584,398	13,272,271
Intangible amortization expense	73,065	1,919,705
Acquisition expenses	70,876	31,190
Interest expense	16,553,242	14,703,897
Other, net	(507,515)	(750,978)
Earnings from our equity method investments in the JV Properties	329,092	405,111
Earnings from our equity method investments in Managed REITs	451,562	233,025
Loss on debt extinguishment	471,166	—
Income Tax	342,303	277,220
Total net operating income	$33,427,111	$35,062,688

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $1.9 million and $1.9 million of Tenant Protection Program revenue was earned at same store facilities during the three months ended March 31, 2024 and 2023, respectively, with the remaining approximately $0.1 million and $0.1 million earned at non same-store facilities during the three months ended March 31, 2024 and 2023, respectively.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, amortization of debt issuance costs, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

The following is a reconciliation of net income (loss) (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss (attributable to common stockholders)	$(4,647,922)	$(1,389,957)
Add:
Depreciation of real estate	13,309,061	13,056,494
Amortization of real estate related intangible assets	—	1,846,709
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	538,307	502,157
Deduct:
Adjustment for noncontrolling interests in our Operating Partnership (1)	(1,652,942)	(1,788,059)
FFO (attributable to common stockholders)	$7,546,504	$12,227,344
Other Adjustments:
Intangible amortization expense - contracts (2)	73,065	72,996
Acquisition expenses (3)	70,876	31,190
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	79,166	52,501
Accretion of fair market value of secured debt	3,230	3,230
Foreign currency and interest rate derivative (gains) losses, net (4)	(111,067)	384,747
Offering related expenses (5)	326,665	—
Adjustment of deferred tax assets and liabilities (2)	217,882	120,287
Sponsor funding reduction (6)	180,846	—
Amortization of debt issuance costs (2)	801,883	710,351
Net loss on extinguishment of debt (7)	471,166	—
Adjustment for noncontrolling interests in our Operating Partnership (1)	(252,758)	(159,592)
FFO, as adjusted (attributable to common stockholders) (8)	$9,407,458	$13,443,054
FFO (attributable to common stockholders)	$7,546,504	$12,227,344
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	(208,869)	232,943
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,652,942	1,788,059
FFO (attributable to common stockholders and OP unit holders)	$8,990,577	$14,248,346
FFO, as adjusted (attributable to common stockholders)	$9,407,458	$13,443,054
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	(208,869)	232,943
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,905,700	1,947,651
FFO, as adjusted (attributable to common stockholders and OP unit holders) (8)	$11,104,289	$15,623,648

(1) This represents the portion of the above stated adjustments in the calculations of FFO and FFO, as adjusted, that are attributable to our noncontrolling interests in our Operating Partnership.

(2) These items represent the amortization, accretion, or adjustment of intangible assets, debt issuance costs, or deferred tax assets and liabilities.

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

(5) Such costs relate to our filing of a registration statement on Form S-11 and our pursuit of a potential offering of our common stock. As this item is non-recurring and not a primary driver in our decision-making process, FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

(6) Pursuant to the Sponsor Funding Agreement, SmartStop funds certain costs of SST VI's share sales, and in return receives Series C Units in Strategic Storage Operating Partnership VI, L.P. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed REIT Platform revenues from SST VI over the remaining estimated term of the management contracts with SST VI. See Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

(7) The net loss associated with the extinguishment of debt includes prepayment penalties, defeasance costs, the write-off of unamortized deferred financing fees, and other fees incurred.

(8) Our calculation of FFO, as adjusted was modified in the period ended March 31, 2024, to add back the amortization of debt issuance costs. Accordingly, the prior period has been presented here based on the current calculation, which differs from what was previously reported for such period. This modification was made to reflect what management believes is a more appropriate calculation in light of recently completed debt refinancings.

FFO, as adjusted declined compared to the same period in the prior year primarily as a result of the effects of increased interest expense on net income, and to a lesser extent, a reduction in property net operating income. The reduction was partially offset by increased fees from our Managed REITs and increased interest income from loans to our Managed REITs.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
Net cash flow provided by (used in):
Operating activities	$14,411,055	$15,893,944	$(1,482,889)
Investing activities	$(609,415)	$(20,859,088)	$20,249,673
Financing activities	$(20,709,557)	$(7,740,448)	$(12,969,109)

Cash flows provided by operating activities for the three months ended March 31, 2024 and 2023 were approximately $14.4 million and $15.9 million, respectively, a decrease of approximately $1.5 million. The decrease in cash provided by our operating activities is primarily the result of a decrease of approximately $4.5 million in net income when excluding the impact of non-cash items, partially offset by less reductions to working capital as compared to the same period in the prior year.

Cash flows used in investing activities for the three months ended March 31, 2024 and 2023 were approximately $0.6 million and $20.9 million, respectively, a change of approximately $20.2 million. The reduction in cash used in investing activities primarily relates to a net change of $15.5 million in cash flows related to our investments in the Managed REITs. During the three months ended March 31, 2024, $3.0 million of cash was provided related to such investments, as compared to $12.5 million of cash outflows for the same period in the prior year. Additionally, there was approximately $2.9 million less cash outflows used during the three months ended March 31, 2024 related to real estate additions as compared to the same period in the prior year.

Cash flows used in financing activities for the three months ended March 31, 2024 and 2023 were approximately $20.7 and $7.7 million, respectively, a change of approximately $13.0 million. The change in cash used in financing activities is primarily attributable to debt issuance costs of approximately $9.0 million paid during the three months ended March 31, 2024, as compared to none during the same period in the prior year. Additionally, debt borrowings, net of paydowns provided approximately $5.2 million less during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, property developments and improvements, investments in our Managed REITs, required payments pursuant to our Sponsor Funding Agreement, and distributions to our Series A Convertible Preferred stockholder, limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform and further supported by our 2024 Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

In April 2022, we received our initial investment grade credit rating of BBB- from Kroll Bond Rating Agency, Inc. In accordance with the Note Purchase Agreement, we intend to maintain a credit rating on an annual basis. This rating was reaffirmed by Kroll in April 2024.

Our 2024 Credit Facility contains a borrowing base requirement, which is impacted by treasury yields. Increases to treasury yields could negatively impact our borrowing base calculation and limit our ability to borrow pursuant to the 2024 Credit Facility. Volatility in the debt and equity markets and continued and/or further impact of rising treasury yields, interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. Such events may have an impact on our current liquidity in the short-term. If such events were to occur in the short-term we would expect to take certain steps, including but not limited to refinancing certain of our current loans, and adding additional properties onto our 2024 Credit Facility. Moreover, continued uncertainty or deterioration in the debt and equity markets, or continued increases in treasury yields and interest rates, over an extended period of time, could also potentially impact our liquidity over the long-term. If such events were to occur in the long-term, we would expect to take other additional steps, including but not limited to other sources of capital such as proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments, and additional public or private offerings.

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

Common Stock Distributions

On March 28, 2024, our board of directors declared a distribution rate for the month of April 2024 of approximately $0.0492 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on April 30, 2024. Such distributions payable to each stockholder of record will be paid the following month.

On April 19, 2024, our board of directors declared a distribution rate for the month of May 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on May 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Distributions paid in cash — common stockholders	$8,806,512		$14,684,560
Distributions paid in cash — noncontrolling interests	2,422,981		2,005,649
Distributions paid in cash — preferred stockholders	3,150,685		3,150,685
Distributions reinvested	5,694,427		—
Total distributions	$20,074,605		$19,840,894
Source of distributions
Cash flows provided by operations	$14,411,055	72%	$15,893,944	80%
Cash on hand	—	0%	3,946,950	20%
Offering proceeds from distribution reinvestment plan	5,663,550	28%	—	0%
Total sources	$20,074,605	100%	$19,840,894	100%

From our inception through March 31, 2024, we paid cumulative distributions of approximately $420.2 million, of which approximately $333.2 million were paid to common stockholders, as compared to cumulative FFO (attributable to common stockholders) of approximately $127.5 million.

For the three months ended March 31, 2024, we paid distributions of approximately $20.1 million, of which approximately $14.5 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $7.5 million.

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

Indebtedness

As of March 31, 2024, our net debt was approximately $1,093 million, which included approximately $521 million in fixed rate debt and approximately $576 million in variable rate debt, less approximately $0.1 million in debt discount and approximately $3.6 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of March 31, 2024, approximately $70.0 million CAD or approximately $51.7 million in USD, was outstanding on the RBC JV term Loan, and approximately $60.7 million Canadian Dollars (“CAD”) or approximately $44.8 million in USD was outstanding on the SmartCentres Financing. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

The following table presents the future principal payments required on outstanding debt as of March 31, 2024 :

2024	$2,787,760
2025	3,969,391
2026	94,321,605
2027	623,059,664
2028	78,272,413
2029 and thereafter	294,500,000
Total payments	$1,096,910,833

As of March 31, 2024, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $2.6 million during the year ending December 31, 2024.

As of March 31, 2024, pursuant to the SSGT III Mezzanine Loan we were potentially required to fund an additional $1.5 million in debt to SSGT III, at their option.

Through March 31, 2024, we have incurred approximately $7.5 million in connection with the Sponsor Funding Agreement, representing approximately 810,000 subordinated units. During the three months ended March 31, 2024 we incurred approximately $0.7 million, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

If SST VI were to sell the maximum amount under its offering of $1.0 billion, assuming the sale of all Class Y Shares consisting of a 7% front end sales load, our maximum commitment pursuant to the Sponsor Funding Agreement is approximately $70 million.

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

As of March 31, 2024, our net debt was approximately $1,093 million, which included approximately $521 million in fixed rate debt and approximately $576 million in variable rate debt, less approximately $0.1 million in debt discount and approximately $3.6 million in net debt issuance costs. As of December 31, 2023, our net debt was approximately $1,087 million, which included approximately $523 million in fixed rate debt, approximately $569 million in variable rate debt and approximately $0.1 million in net debt discount, and approximately $4.3 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest as of March 31, 2024, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $2.5 million annually.

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

The following table summarizes annual debt maturities and average interest rates, excluding the impact of our interest rate hedges, on our outstanding debt as of March 31, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt	$2,053,603	$2,985,114	$93,283,298	$49,563,014	$78,272,413	$294,500,000	$520,657,442
Average interest rate(1)	4.96%	4.96%	5.05%	5.23%	5.23%	5.14%
Variable rate debt	$734,157	$984,277	$1,038,307	$573,496,650	$—	$—	$576,253,391
Average interest rate(1)	7.13%	7.13%	7.13%	7.16%	N/A	N/A

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2024, excluding the impact of interest rate derivatives. (See Note 5 – Debt for additional information.) Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2024.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended March 31, 2024, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 31, 2024	273,168	$15.25	273,168	4,840,397	(1)
February 29, 2024	—	$—	—	4,840,397	(1)
March 31, 2024	—	$—	—	4,840,397	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

10.1

Amended and Restated Credit Agreement, dated February 22, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2024, Commission File No. 000-55617

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three months ended March 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: May 13, 2024	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)