Form 10-Q
period 2024-06-30
SmartStop Self Storage REIT, Inc.
filed 2024-08-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 88,257,265 outstanding shares of Class A common stock and 8,118,881 outstanding shares of Class T common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate facilities:
Land	$432,381	$430,869
Buildings	1,404,894	1,401,981
Site improvements	93,105	91,896
	1,930,380	1,924,746
Accumulated depreciation	(281,485)	(255,844)
	1,648,895	1,668,902
Construction in process	8,968	5,977
Real estate facilities, net	1,657,863	1,674,879
Cash and cash equivalents	34,677	45,079
Restricted cash	7,368	8,348
Investments in unconsolidated real estate ventures (Note 4)	36,442	35,832
Investments in and advances to Managed REITs	39,837	34,391
Deferred tax assets	4,568	4,450
Other assets, net	17,698	21,701
Intangible assets, net of accumulated amortization	1,635	1,170
Trademarks, net of accumulated amortization	15,700	15,771
Goodwill	53,643	53,643
Debt issuance costs, net of accumulated amortization	8,154	377
Total assets	$1,877,585	$1,895,641
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,106,614	$1,087,401
Accounts payable and accrued liabilities	39,196	28,978
Due to affiliates	410	416
Distributions payable	8,736	9,156
Deferred tax liabilities	6,084	6,194
Total liabilities	1,161,040	1,132,145
Commitments and contingencies (Note 12)
Redeemable common stock	65,371	71,277
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively, with aggregate liquidation preferences of $203,108 and $203,151 at June 30, 2024 and December 31, 2023, respectively	196,356	196,356
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,696,458 and 88,761,135 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	89	89
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,124,618 and 8,113,827 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	894,870	894,857
Distributions	(353,086)	(324,191)
Accumulated deficit	(175,739)	(167,270)
Accumulated other comprehensive income	(360)	847
Total SmartStop Self Storage REIT, Inc. equity	365,782	404,340
Noncontrolling interests in our Operating Partnership	89,010	91,488
Other noncontrolling interests	26	35
Total noncontrolling interests	89,036	91,523
Total equity	454,818	495,863
Total liabilities, temporary equity and equity	$1,877,585	$1,895,641

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Self storage rental revenue	$52,660	$51,678	$103,129	$102,955
Ancillary operating revenue	2,324	2,180	4,516	4,371
Managed REIT Platform revenue	2,670	4,320	5,405	6,597
Reimbursable costs from Managed REITs	1,509	1,412	3,155	2,803
Total revenues	59,163	59,590	116,205	116,726
Operating expenses:
Property operating expenses	17,695	16,483	35,085	33,016
Managed REIT Platform expenses	648	681	1,500	1,231
Reimbursable costs from Managed REITs	1,509	1,412	3,155	2,803
General and administrative	7,813	7,182	15,240	13,719
Depreciation	13,636	13,376	27,221	26,648
Intangible amortization expense	173	1,836	245	3,756
Acquisition expenses	12	11	82	42
Total operating expenses	41,486	40,981	82,528	81,215

Income from operations	17,677	18,609	33,677	35,511
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(359)	(536)	(688)	(941)
Equity in earnings (losses) from investments in Managed REITs	(257)	(216)	(709)	(450)
Other, net	(125)	1,193	384	1,943
Interest expense	(17,294)	(14,905)	(33,848)	(29,608)
Loss on debt extinguishment	—	—	(471)	—
Income tax (expense) benefit	(347)	134	(689)	(143)
Net (loss) income	(705)	4,279	(2,344)	6,312
Net (income) loss attributable to noncontrolling interests	(8)	(770)	91	(1,110)
Less: Distributions to preferred stockholders	(3,108)	(3,116)	(6,216)	(6,199)
Net (loss) income attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(3,821)	$393	$(8,469)	$(997)
Net (loss) income per Class A & Class T share – basic	$(0.04)	$0.00	$(0.09)	$(0.01)
Net (loss) income per Class A & Class T share – diluted	$(0.04)	$0.00	$(0.09)	$(0.01)
Weighted average Class A shares outstanding – basic	88,652,922	88,717,078	88,683,783	88,726,076
Weighted average Class T shares outstanding – basic	8,122,802	8,097,928	8,120,031	8,091,773
Weighted average Class A shares outstanding – diluted	88,652,922	89,153,907	88,683,783	88,726,076
Weighted average Class T shares outstanding – diluted	8,122,802	8,097,928	8,120,031	8,091,773

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(705)	$4,279	$(2,344)	$6,312
Other comprehensive income (loss):
Foreign currency translation adjustment	(598)	1,184	(1,919)	1,437
Foreign currency hedge contract gains (losses)	504	(963)	1,860	(1,054)
Interest rate swap and cap contract gains (losses)	(808)	550	(1,314)	(943)
Other comprehensive income (loss)	(902)	771	(1,373)	(560)
Comprehensive income (loss)	(1,607)	5,050	(3,717)	5,752
Comprehensive income attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	100	(860)	257	(1,046)
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$(1,507)	$4,190	$(3,460)	$4,706

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2024	88,869,543	$88	8,127,815	$8	$894,796	$(338,634)	$(171,918)	$433	$384,772	$90,094	$474,866	$196,356	$68,312
Offering costs	—	—	—	—	(80)	—	—	—	(80)	—	(80)	—	—
Changes to redeemable common stock	—	—	—	—	(5,682)	—	—	—	(5,682)	—	(5,682)	—	5,682
Redemptions of common stock	(511,962)	(1)	(41,441)	(1)	—	—	—	—	(1)	—	(1)	—	(8,623)
Issuance of restricted stock, net of forfeitures	4,562	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($0.15 per share)	—	—	—	—	—	(14,452)	—	—	(14,452)	—	(14,452)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,117)	(2,117)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(107)	(107)	—	—
Issuance of shares for distribution reinvestment plan	334,315	1	38,244	1	5,680	—	—	—	5,682	—	5,682
Equity based compensation expense	—	—	—	—	156	—	—	—	156	1,266	1,422	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(3,821)	—	(3,821)	—	(3,821)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(98)	(98)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	107	107	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(526)	(526)	(72)	(598)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	444	444	60	504	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(711)	(711)	(97)	(808)	—	—
Balance as of June 30, 2024	88,696,458	$89	8,124,618	$8	$894,870	$(353,086)	$(175,739)	$(360)	$365,782	$89,036	$454,818	$196,356	$65,371

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2023	88,882,544	$89	8,085,550	$8	$894,355	$(280,412)	$(165,914)	$2,478	$450,604	$93,312	$543,916	$196,356	$71,863
Offering costs	—	—	—	—	(11)	—	—	—	(11)	—	(11)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(2,636)	(1)	—	—	(34)	—	—	—	(35)	—	(35)	—	—
Changes to redeemable common stock	—	—	—	—	(5,974)	—	—	—	(5,974)	—	(5,974)	—	5,974
Redemptions of common stock	(299,129)	(1)	(10,868)	(1)	—	—	—	—	(2)	—	(2)	—	(7,237)
Issuance of restricted stock, net of forfeitures	2,114	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($0.15 per share)	—	—	—	—	—	(14,504)	—	—	(14,504)	—	(14,504)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,106)	(2,106)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(98)	(98)	—	—
Issuance of shares for distribution reinvestment plan	353,648	1	38,871	1	5,973	—	—	—	5,975	—	5,975	—	—
Equity based compensation expense	—	—	—	—	274	—	—	—	274	1,238	1,512	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	393	—	393	—	393	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	504	504	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	265	265	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,045	1,045	139	1,184	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(850)	(850)	(113)	(963)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	486	486	64	550	—	—
Balance as of June 30, 2023	88,936,541	$89	8,113,553	$8	$894,583	$(294,916)	$(165,521)	$3,159	$437,402	$93,205	$530,607	$196,356	$70,600

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2023	88,761,135	$89	8,113,827	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277
Offering costs	—	—	—	—	(80)	—	—	—	(80)	—	(80)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(15,315)	(1)	—	—	(218)	—	—	—	(219)	—	(219)	—	—
Changes to redeemable common stock	—	—	—	—	(11,376)	—	—	—	(11,376)	—	(11,376)	—	11,376
Redemptions of common stock	(760,540)	(1)	(66,031)	(1)	—	—	—	—	(2)	—	(2)	—	(17,282)
Issuance of restricted stock, net of forfeitures	41,700	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($0.30 per share)	—	—	—	—	—	(28,895)	—	—	(28,895)	—	(28,895)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(4,247)	(4,247)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(225)	(225)	—	—
Issuance of shares for distribution reinvestment plan	669,478	1	76,822	1	11,374	—	—	—	11,376	—	11,376
Equity based compensation expense	—	—	—	—	313	—	—	—	313	2,242	2,555	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(8,469)	—	(8,469)	—	(8,469)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(307)	(307)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	216	216	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,689)	(1,689)	(230)	(1,919)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,638	1,638	222	1,860	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,156)	(1,156)	(158)	(1,314)	—	—
Balance as of June 30, 2024	88,696,458	$89	8,124,618	$8	$894,870	$(353,086)	$(175,739)	$(360)	$365,782	$89,036	$454,818	$196,356	$65,371

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	88,853,454	$89	8,085,550	$8	$894,284	$(266,152)	$(164,524)	$3,655	$467,360	$94,459	$561,819	$196,356	$76,578
Offering Costs	—	—	—	—	(11)	—	—	—	(11)	—	(11)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(17,422)	(1)	—	—	(247)	—	—	—	(248)	—	(248)	—	—
Changes to redeemable common stock	—	—	—	—	(5,974)	—	—	—	(5,974)	—	(5,974)	—	5,974
Redemptions of common stock	(299,129)	(1)	(10,868)	(1)	—	—	—	—	(2)	—	(2)	—	(11,952)
Issuance of restricted stock, net of forfeitures	45,990	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($0.30 per share)	—	—	—	—	—	(28,764)	—	—	(28,764)	—	(28,764)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(4,135)	(4,135)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(227)	(227)	—	—
Issuance of shares for distribution reinvestment plan	353,648	1	38,871	1	5,974	—	—	—	5,976	—	5,976	—	—
Equity based compensation expense	—	—	—	—	557	—	—	—	557	2,062	2,619	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(997)	—	(997)	—	(997)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	737	737	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	373	373	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,269	1,269	168	1,437	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(931)	(931)	(123)	(1,054)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(834)	(834)	(109)	(943)	—	—
Balance as of June 30, 2023	88,936,541	$89	8,113,553	$8	$894,583	$(294,916)	$(165,521)	$3,159	$437,402	$93,205	$530,607	$196,356	$70,600
See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,344)	$6,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,466	30,403
Change in deferred tax assets and liabilities	372	(185)
Accretion of fair market value adjustment of debt	80	5
Amortization of debt issuance costs	1,774	1,365
Loss on extinguishment of debt	471	—
Equity based compensation expense	2,555	2,619
Non-cash adjustment from equity method investments in JV Properties	688	941
Non-cash adjustment from equity method investments in Managed REITs	709	871
Accretion of financing fee revenues	(78)	(460)
Unrealized foreign currency and derivative (gains) losses	2,544	(42)
Sponsor funding reduction	380	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	2,573	5,647
Accounts payable and accrued liabilities	3,307	244
Managed REITs receivables	(8,817)	(2,410)
Due to affiliates	(6)	3
Net cash provided by operating activities	31,674	45,313
Cash flows from investing activities:
Purchase of real estate	(10,516)	—
Additions to real estate and construction in process	(4,842)	(8,449)
Insurance proceeds on insured property damage	—	809
Investments in unconsolidated JV Properties, net	(2,411)	(6,227)
Deposits on acquisition of real estate	(964)	(1,208)
Capital distributions from Managed REITs	308	289
SSGT III loan funding	—	(8,000)
SSGT III loan repayment	4,000	17,500
SST VI Mezzanine loan funding	—	(15,000)
SST VI Mezzanine loan repayment	—	50,000
SST VI promissory note funding	—	(15,000)
SST VI preferred equity investment	—	(15,000)
SST VI preferred equity investment redemption	—	15,000
Purchase of SST VI Subordinated Class C Units	(634)	—
Settlement of foreign currency hedges	1,939	3,477
Purchase of other assets	(59)	—
Net cash (used in) provided by investing activities	(13,179)	18,191
Cash flows from financing activities:
Gross proceeds from issuance of non-credit facility debt	55,590	—
Repayment of non-credit facility debt	—	(12,017)
Scheduled principal payments on non-credit facility debt	(1,703)	(1,314)
Proceeds from issuance of credit facility debt	591,500	90,000
Repayment of credit facility debt	(623,808)	(105,000)
Debt issuance costs	(9,172)	—
Offering costs	(80)	(11)
Redemption of common stock	(12,605)	(4,715)
Restricted stock withholding for payroll taxes	(219)	(247)
Distributions paid to preferred stockholders	(6,259)	(6,233)
Distributions paid to common stockholders	(17,733)	(23,456)
Distributions paid to noncontrolling interests in our OP	(4,411)	(3,917)
Distributions paid to other noncontrolling interests	(225)	(227)
Net cash used in financing activities	(29,125)	(67,137)
Impact of foreign exchange rate changes on cash and restricted cash	(752)	226
Change in cash, cash equivalents, and restricted cash	(11,382)	(3,407)
Cash, cash equivalents, and restricted cash beginning of year	53,427	46,038
Cash, cash equivalents, and restricted cash end of year	$42,045	$42,631

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Amounts in thousands)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$31,241	$26,117
Cash paid for income taxes	$34	$14
Supplemental disclosure of noncash activities:
Redemption of common stock included in accounts payable and accrued liabilities	$8,623	$7,238
Distributions payable	$8,736	$8,842
Real estate and construction in process included in accounts payable and accrued liabilities	$892	$1,178
Issuance of shares pursuant to distribution reinvestment plan	$11,376	$5,974
Retirement of assets due to casualty loss	$731	—
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$943	$1,083

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of June 30, 2024, we wholly-owned 155 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and Canada.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III” and together with SST VI and any future sponsored REITs, the “Managed REITs”). We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022, the dates on which we closed on the mergers of SST IV (the “SST IV Merger”) and SSGT II (the “SSGT II Merger”), respectively, as defined in Note 3 – Real Estate Facilities. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.”

We operate the properties owned by the Managed REITs, which together with one other self storage property we manage, as of June 30, 2024, represented 32 operating properties and approximately 25,400 units and 2.8 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of June 30, 2024, we owned approximately 88% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 12% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the “Former Dealer Manager”). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). At the termination of our Offering in January 2017, we had sold approximately 48 million shares of our Class A common stock (the "Class A Shares") and approximately 7 million shares of our Class T common stock (the "Class T Shares") for approximately $493 million and $73 million respectively.

In November 2016, we filed a Registration Statement on Form S-3 with the SEC, which registered $100.9 million in shares under our distribution reinvestment plan. On May 14, 2024, we filed a new Registration Statement on Form S-3 with the SEC which registered up to an additional 4,500,000 Class A Shares and 500,000 Class T Shares under our distribution reinvestment plan (our “DRP Offering”).

As of June 30, 2024, we had sold approximately 10.0 million Class A Shares and approximately 1.3 million Class T Shares through our distribution reinvestment plan, of which, approximately 0.2 million Class A Shares and approximately 0.1 million Class T Shares were sold under our current DRP Offering. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders.

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

June 30, 2024

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

On March 1, 2022, Pacific Oak Holding Group, LLC, the parent company of Pacific Oak Capital Markets, LLC, the dealer manager for the public offering of SST VI, became a 10% non-voting member of Strategic Storage Advisor VI, LLC, our advisor to SST VI (the “SST VI Advisor”). We continue to be the primary beneficiary of SST VI Advisor, and its operations therefore continue to be consolidated by us.

As of June 30, 2024 and December 31, 2023, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres and our equity investments in the Managed REIT's, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III, and SSGT II (through June 1, 2022) which are consolidated.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Investments in and Advances to Managed REITs

As of June 30, 2024 and December 31, 2023, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the respective Managed REIT’s earnings and reduced by distributions.

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

June 30, 2024

(Unaudited)

Real Estate Purchase Price Allocation and Treatment of Acquisition Costs

We account for asset acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values as of the date of acquisition. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date. We engage independent third-party valuation specialists to assist in the determination of significant estimates and market-based assumptions used in the valuation models.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.7 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2024 and 2023, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2024 and 2023, our property acquisitions did not meet the definition of a business. To date, our acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended June 30, 2024 and 2023, we expensed approximately $12,000 and $11,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the six months ended June 30, 2024 and 2023, we expensed approximately $82,000 and $42,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2024 and 2023, no real property asset impairment losses were recognized.

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

June 30, 2024

(Unaudited)

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

As of June 30, 2024 and December 31, 2023, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. The “Strategic Storage®” trademark is a definite lived trademark, which was fully amortized as of June 30, 2024. As of December 31, 2023, approximately $71,000 was recorded to the “Strategic Storage®” trademark.

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

Additionally, we earn ancillary revenue from fees we receive related to providing tenant insurance or tenant protection plans to customers at our properties through our Tenant Protection Programs, and to a lesser extent, through the sale of various moving and packing supplies such as locks and boxes. We recognize such revenue in the Ancillary operating revenue line within our consolidated statements of operations as the services are performed and as the goods or services are delivered.

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

June 30, 2024

(Unaudited)

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

Additionally, we earn revenue in connection with our Tenant Protection Programs joint ventures with our Managed REITs. We also earn development and construction management revenue from services we provide in connection with the project design, coordination and oversight of development and certain capital improvement projects undertaken by the Managed REITs. We recognize such revenue in the Managed REIT Platform revenue line within our consolidated statements of operations as the services are performed or delivered. See Note 10 – Related Party Transactions, for additional information regarding revenue generated from our Managed REIT Platform.

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of our Operating Partnership, entered into a sponsor funding agreement (the “Sponsor Funding Agreement”) with SST VI and Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”) in connection with certain changes to the public offering of SST VI (see Note 10 – Related Party Transactions for additional information).

Pursuant to the Sponsor Funding Agreement, SmartStop, through a wholly-owned subsidiary, is required to fund the payment of the front-end sales load for the sale of SST VI’s class Y and class Z shares sold in its offering. In exchange, SmartStop receives a number of series C convertible units (“Series C Units”) in SST VI OP calculated as the dollar amount of such funding divided by the then-current offering price $9.30 through August 6, 2024 for such class Y and Z shares. The Series C Units shall automatically convert into class A units of SST VI OP on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the class Y shares and class Z shares, calculated net of the Series C Units to be converted. On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into class A units of SST VI OP, and our future purchases will be determined based on the current estimated net asset value at such time.

In accordance with ASC 606, the amount by which our funding exceeds the fair value of the Series C Units received is accounted for as a payment to a customer and is therefore recorded as a reduction to the transaction price for the services we provide to such customer. Each payment is initially included in the Other assets line-item in our consolidated balance sheet and subsequently recorded as a reduction of Managed REIT Platform revenues ratably over the remaining estimated life of our management contracts with SST VI. Below is a summary of the portion of sponsorship funding payments which exceeds the fair value of the Series C Units received, and is recorded pursuant to ASC 606 as described above (in thousands):

Balance as of December 31, 2022	$—
Amounts incurred	3,527
Recorded sponsor funding reduction	(34)
Balance as of December 31, 2023	$3,493
Amounts incurred	$644
Recorded sponsor funding reduction	(380)
Balance as of June 30, 2024	$3,757

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2024 and December 31, 2023,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

approximately $0.8 million and $0.9 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense.

We incurred advertising costs of approximately $1.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, within property operating expenses, and approximately $0.5 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, within general and administrative.

We incurred advertising costs of approximately $2.7 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively, within property operating expenses, and approximately $1.0 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, within general and administrative.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of June 30, 2024, the gross amount of the intangible assets was approximately $81.1 million, and accumulated amortization was approximately $79.5 million. As of December 31, 2023, the gross amount of the intangible assets was approximately $80.7 million, and accumulated amortization was approximately $79.5 million. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2024, 2025, 2026, 2027, 2028, and thereafter is approximately $0.3 million, $0.4 million, $0.1 million, $0.1 million, $0.1 million, and $0.6 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $1.6 million was approximately 4.3 years as of June 30, 2024.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

As of June 30, 2024 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.2 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.0 million. As of December 31, 2023, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million.

As of June 30, 2024, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.7 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.3 million. As of December 31, 2023, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.7 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.4 million.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $0.3 million and a gain of approximately $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and represented a loss of approximately $1.6 million and a gain of approximately $3.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

June 30, 2024

(Unaudited)

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

Employee Benefit Plan

The Company maintains its own retirement savings plan under Section 401(k) of the Internal Revenue Code, as amended (the "Code"), under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2024 and 2023, the Company made matching contributions to such plan of approximately $0.1 million and $0.1 million, and $0.3 million and $0.3 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

June 30, 2024

(Unaudited)

certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The Series C Units (categorized within Level 3 of the fair value hierarchy) acquired in connection with the Sponsor Funding Agreement are measured at fair value at the time of acquisition, and are accounted for using the equity method of accounting as described in Note 10 – Related Party Transactions. The fair value of these units were determined upon purchase using a valuation model which considered the following key assumptions: the projected distribution rate of SST VI, implied share price volatility, risk free interest rate, current estimated net asset value, and the estimated effective life of the Series C Units.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2024 and December 31, 2023, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$490,000	$519,183	$505,700	$523,019

During the six months ended June 30, 2024 and 2023, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2024, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

	Fair Value Measurements at June 30, 2024
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate derivatives	$—	$1,023	$—
Accounts payable and accrued liabilities - interest rate derivatives	$—	$1,527	$—
Accounts payable and accrued liabilities - foreign currency hedges	$—	$355	$—

	Fair Value Measurements at December 31, 2023
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate derivatives	$—	$3,485	$—
Accounts payable and accrued liabilities - foreign currency hedges	$—	$985	$—

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not equal net income as calculated in accordance with GAAP).

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

June 30, 2024

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2019-2022 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of June 2024, approximately 22%, 20%, and 10% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

June 30, 2024

(Unaudited)

status. Additionally, if we do not maintain our REIT status the holder can require redemption. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series A Convertible Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series A Convertible Preferred Stock should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

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

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(705)	$4,279	$(2,344)	$6,312
Net (income) loss attributable to noncontrolling interests	(8)	(770)	91	(1,110)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	(713)	3,509	(2,253)	5,202
Less: Distributions to preferred stockholders	(3,108)	(3,116)	(6,216)	(6,199)
Less: Distributions to participating securities	(112)	(91)	(227)	(183)
Net (loss) income attributable to common stockholders - basic:	(3,933)	302	(8,696)	(1,180)
Net (loss) income attributable to common stockholders - diluted:	$(3,933)	$302	$(8,696)	$(1,180)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	96,775,724	96,815,006	96,803,814	96,817,849
Unvested LTIP Units	—	359,233	—	—
Unvested restricted stock awards	—	77,596	—	—
Average number of common shares outstanding - diluted	96,775,724	97,251,835	96,803,814	96,817,849
Earnings per common share:
Basic	$(0.04)	$0.00	$(0.09)	$(0.01)
Diluted	$(0.04)	$0.00	$(0.09)	$(0.01)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726	18,761,726	18,761,726
Class A and Class A-1 OP Units	13,229,294	12,854,553	13,178,846	12,779,356
Unvested LTIP Units	340,791	—	332,735	348,082
Unvested restricted stock awards	23,420	—	18,417	80,021
	32,355,231	31,616,279	32,291,724	31,969,185

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

Note 3. Real Estate

The following summarizes the activity in real estate during the three months ended June 30, 2024 (in thousands):

Real estate
Balance at December 31, 2023	$1,924,746
Impact of foreign exchange rate changes and other	(6,950)
Improvements and additions	2,743
Acquisitions	9,841
Balance at June 30, 2024	$1,930,380
Accumulated depreciation
Balance at December 31, 2023	$(255,844)
Depreciation expense	(26,663)
Impact of foreign exchange rate changes and other	1,022
Balance at June 30, 2024	$(281,485)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

Self Storage Facility Acquisitions

On April 10, 2024, we purchased a self storage facility located in Colorado Springs, Colorado (the "Colorado Springs II Property"). The purchase price for the Colorado Springs II Property was approximately $10.5 million, plus closing costs. Upon acquisition, the property was approximately 86% occupied. The acquisition was funded with proceeds drawn from the 2024 Credit Facility. This property was subsequently added to the borrowing base of the 2024 Credit Facility.

The following table summarizes our purchase price allocation for our acquisitions during the six months ended June 30, 2024 (in thousands):

Acquisition	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2024 Revenue(2)	2024 Net Operating Income(2)(3)
Colorado Springs II	4/10/2024	9,841	675	10,516	209	132
		$9,841	$675	$10,516	$209	$132

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

Potential Acquisitions

As of August 13, 2024, we, through our wholly-owned subsidiaries were party to one purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in the United States. The total purchase price for this property is approximately $30.8 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire this property, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $0.3 million as a result.

We may assign some or all of the above purchase and sale agreements to one or more of our Managed REITs.

Note 4. Investments in Unconsolidated Real Estate Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating as of June 30, 2024. As a result of the SSGT II Merger, we acquired

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating as of June 30, 2024.

On May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we and SmartCentres intend to develop into a self storage facility in the future.

On January 12, 2023, we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a parcel of land in Whitby, Ontario, (the “Whitby Property”), that we and SmartCentres developed into a self storage facility that became operational in January 2024.

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

For the three months ended June 30, 2024 and 2023, we recorded net aggregate loss of approximately $0.4 million and $0.5 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

For the six months ended June 30, 2024 and 2023, we recorded net aggregate loss of approximately $0.7 million and $0.9 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the “JV Properties”) (in thousands):

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of June 30, 2024	Carrying Value of Investment as of December 31, 2023
Dupont (1)(6)	October 2019	$3,731	$3,975
East York (2)(6)	June 2020	5,545	5,663
Brampton (2)(6)	November 2020	1,936	1,975
Vaughan (2)(6)	January 2021	2,198	2,297
Oshawa (2)(6)	August 2021	1,250	1,275
Scarborough (2)(5)	November 2021	2,312	2,343
Aurora (1)(5)	December 2022	2,195	2,481
Kingspoint (2)(5)	March 2023	3,616	3,947
Whitby (4)	January 2024	8,205	7,076
Markham (1)(5)	May 2024	2,788	2,064
Regent (3)	Under Development	2,666	2,736
		$36,442	$35,832

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
(5)
As of June 30, 2024, these properties were encumbered by first mortgages pursuant to the SmartCentres Financings (defined below). On July 17, 2024, the Kingspoint, Scarborough, and Aurora joint ventures closed on a $46.0 million CAD term loan with Royal Bank of Canada, the proceeds of which were used to pay off the outstanding mortgages with SmartCentres for such joint ventures. The Markham property remains encumbered by a first mortgage pursuant to the SmartCentres Financings. See Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements for additional information.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

(6)
As of June 30, 2024, these properties were encumbered by first mortgages pursuant to the RBC JV Term Loan (defined below).

RBC JV Term Loan

On November 3, 2023, five of our joint ventures with SmartCentres closed on a $70 million CAD term loan (the “RBC JV Term Loan”) with Royal Bank of Canada (“RBC”) pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). The RBC JV Term Loan is secured by first mortgages on five of the JV Properties which were previously encumbered by the SmartCentres Financings (as defined below). The maturity date of the RBC JV Term Loan is November 2, 2025, which may be requested to be extended by one additional year by the RBC Borrowers, subject to the approval of RBC in its sole and absolute discretion. Interest on the RBC JV Term Loan is a fixed annual rate of 6.21%, and payments are interest only during the term of the loan.

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

As of June 30, 2024, $70.0 million CAD or approximately $51.2 million in USD, was outstanding on the RBC JV Term Loan.

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

The SmartCentres Financings were amended on May 13, 2024, extending the maturity date to May 11, 2026, among other changes. Monthly interest payments initially increase the outstanding principal balance. Upon a JV Property generating sufficient net cash flow, the SmartCentres Financings provide for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

As of June 30, 2024, approximately $63.4 million CAD or approximately $46.4 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2023, approximately $57.3 million CAD or approximately $43.3 million

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the JV Properties.

Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of June 30, 2024, the total interest rate was approximately 7.8%.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of June 30, 2024, the joint ventures were in compliance with all such covenants.

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan with RBC pursuant to which three of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers. The RBC JV Term Loan II is secured by first mortgages on three of the JV Properties which were previously encumbered by the SmartCentres Financings. The net proceeds from such loan were used to fully repay the allocated loan amounts of approximately $46.4 million CAD or approximately $34.1 million USD under the SmartCentres Financings for each of the three JV Properties. Please see Note 14 – Subsequent Events for additional detail.

Note 5. Debt

Our debt is summarized as follows (in thousands):

Loan	June 30, 2024	December 31, 2023	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$90,150	$91,042	3.89%	8/1/2026
Ladera Office Loan	3,785	3,833	4.29%	11/1/2026
2024 Credit Facility	536,381	—	7.28%	2/22/2027
2027 NBC Loan (6) (7)	54,477	—	7.28%	3/7/2027
KeyBank Florida CMBS Loan(2)	50,338	50,751	4.65%	5/1/2027
2028 Canadian Term Loan (6)(8)	80,410	82,973	6.41%	12/1/2028
CMBS Loan(3)	104,000	104,000	5.00%	2/1/2029
SST IV CMBS Loan (4)	40,500	40,500	3.56%	2/1/2030
2032 Private Placement Notes (5)	150,000	150,000	5.28%	4/19/2032
Credit Facility Term Loan - USD	—	250,000
Credit Facility Revolver - USD	—	318,688
Discount on secured debt, net	—	(80)
Debt issuance costs, net	(3,427)	(4,306)
Total debt	$1,106,614	$1,087,401

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

June 30, 2024

(Unaudited)

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
(7)
This loan incurs interest at an all in rate of CORRA (as defined further below under the section entitled "2027 NBC Loan"), plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%. The effective interest rate on this loan is 6.42% when factoring the effects of a CORRA Swap which we entered into with the National Bank of Canada for the initial term of the loan. The Dufferin, Oakville II, Burlington II, Iroquois Shore Rd, and Stoney Creek I properties are encumbered by this loan. See Note 7 – Derivative Instruments for additional information.
(8)
On November 16, 2023, we, through eight of our wholly-owned Canadian subsidiaries entered into a term loan (the "2028 Canadian Term Loan") with affiliates of QuadReal Finance LP, receiving net proceeds of $110.0 million CAD on such date. The 2028 Canadian Term Loan is secured by eight Canadian properties, has a maturity date of December 1, 2028, and carries a fixed interest rate for the term of the loan of 6.41%. The first two years of the Canadian Term Loan are interest only, after which it requires monthly amortizing payments based on a 25-year amortization schedule.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2024 was approximately 6.2%. We are subject to certain restrictive covenants, as amended, relating to the outstanding debt, and as of June 30, 2024, we were in compliance with all such covenants.

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

June 30, 2024

(Unaudited)

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

As of June 30, 2024, borrowings under the 2024 Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the 2024 Credit Facility incurs interest is subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the 2024 Credit Facility, with the highest tier limited to a maximum leverage of 60% and a maximum spread of 230 basis points on the 2024 Credit Facility. During the three months ended June 30, 2024, our consolidated leverage ratio was within the second leverage tier, and this loan incurred interest at daily simple SOFR plus a spread of 1.85% and the SOFR Index Adjustment of 0.10%.

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

During the three months ended June 30, 2024 we borrowed an additional $15.5 million in order to fund our acquisition of the Colorado Springs II Property and fund other general corporate purposes.

As of June 30, 2024, 90 of our wholly-owned properties were encumbered by the 2024 Credit Facility, and we had borrowed approximately $536.4 million of the $650 million maximum potential current commitment of the 2024 Credit Facility. The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of June 30, 2024, based on the aforementioned and other borrowing base calculations, we had the ability to draw up to an additional approximately $61.7 million on the current capacity of the revolver.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

2027 NBC Loan

On March 7, 2024, we, through five of our wholly-owned Canadian subsidiaries (the “2027 NBC Loan Borrowers”), entered into a loan with National Bank of Canada (“NBC”) as administrative agent, National Bank Financial as lead arranger and sole bookrunner, and certain other lenders party thereto (the “2027 NBC Loan”). On such date, we drew the maximum aggregate borrowing of $75 million CAD pursuant to the 2027 NBC Loan. This loan is secured by the five properties owned by the 2027 NBC Loan Borrowers (the “Secured NBC Properties”).

Previously, four of the Secured NBC Properties were included in the borrowing base of the 2024 Credit Facility, and the other property was previously unencumbered. The net proceeds from the 2027 NBC Loan were used to pay down the 2024 Credit Facility by approximately $55.1 million USD, and accordingly, the respective four properties were released as collateral from the 2024 Credit Facility.

The 2027 NBC Loan has a maturity date of March 7, 2027, which may be extended for additional one-year periods in the discretion of the lenders. The 2027 NBC Loan carries a variable interest rate based on either the Canadian Overnight Repo Rate Average (“CORRA”) or the Canadian Prime Rate. As of June 30, 2024, borrowings under the 2027 NBC Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%.

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

June 30, 2024

(Unaudited)

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

On October 7, 2021, the Borrower and lenders who were party to the Credit Facility amended the Credit Facility to increase the commitment on the Credit Facility by $200 million. In connection with the increased commitment, additional lenders were added to the Credit Facility. As a result of this amendment, the aggregate commitment on the Credit Facility was $700 million.

The Credit Facility was repaid in full on February 22, 2024 in connection with the establishment of the 2024 Credit Facility.

The following table presents the future principal payments required on outstanding debt as of June 30, 2024 (in thousands):

2024	$1,825
2025	3,935
2026	94,304
2027	637,979
2028	77,498
2029 and thereafter	294,500
Total payments	1,110,041
Debt issuance costs, net	(3,427)
Total	$1,106,614

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

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

As of June 30, 2024, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2023, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

Note 7. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to our earnings (losses) and to manage our exposure to interest rate movements. To accomplish this objective, we have used interest rate swaps and caps as part of our interest rate risk management strategy.

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

June 30, 2024

(Unaudited)

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

The change in the value of the portion of our settled and unsettled foreign currency hedges that are not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a gain of approximately $0.4 million and a loss of approximately $2.8 million for the three months ended June 30, 2024 and 2023, respectively, and a gain of approximately $1.7 million and a loss of approximately $3.2 million for the six months ended June 30, 2024 and 2023, respectively

On April 12, 2021, we entered into an approximately $125.9 million CAD currency forward with a settlement date of April 12, 2023. On April 12, 2023, we settled this foreign currency forward and received approximately USD $6.4 million, and simultaneously entered into a new approximately $134.4 million CAD currency forward with a maturity date of July 6, 2023. On July 5, 2023, we settled this foreign currency forward and paid approximately USD $1.2 million, and simultaneously entered into a new approximately $132.4 million CAD currency forward with a settlement date of April 12, 2024. On April 12, 2024, we settled this hedge and we received approximately USD $3.5 million. We simultaneously entered into a new foreign currency hedge with a notional amount of $136,476,000 CAD at a strike rate of 1.3648 which matures on April 11, 2025.

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

In connection with the 2027 NBC Loan borrowing, on March 12, 2024, we entered into a CORRA Swap with NBC with an initial notional amount of CAD $75,000,000 at a rate of 3.926% for the initial duration of the 2027 NBC Loan, maturing on March 7, 2027. The amortization of this swap corresponds with the amortizing principal payments on the related loan.

On May 1, 2024, to hedge our exposure to potentially rising interest rates, we entered into three SOFR interest rate caps for a total of approximately $8.2 million. We deferred payment for these SOFR interest rate caps, and are recording these interest rate caps net of such deferred payment liability on our balance sheet.

The following table summarizes the terms of our derivative financial instruments as of June 30, 2024 (in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$100,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap (1)	$100,000	1.50%	May 1, 2024	May 1, 2025
SOFR Cap (1)	$100,000	2.00%	July 1, 2024	July 1, 2025
SOFR Cap (2)	$200,000	5.50%	December 2, 2024	December 1, 2026
CORRA Swap (3)	$74,524	3.93%	March 12, 2024	March 7, 2027
Foreign Currency Forwards:
Denominated in CAD (3)	$136,746	1.3648	April 12, 2024	April 11, 2025

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

(1)
We deferred payment on this SOFR cap until its maturity.
(2)
We deferred payment on this SOFR cap until January 2, 2025, at which point, monthly payments will become due on the first of each month until the date of its maturity.
(3)
Notional amounts shown are denominated in CAD.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2023 (in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$125,000	2.00%	June 1, 2022	June 28, 2024
SOFR Cap	$100,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000	4.75%	December 1, 2022	December 2, 2024
Foreign Currency Forwards:
Denominated in CAD (1)	$132,350	1.3273	July 5, 2023	April 12, 2024
Denominated in CAD (1)	$30,000	1.3782	November 16, 2023	January 16, 2024

(1)
Notional amount shown is denominated in CAD.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2024	December 31, 2023
Interest Rate Derivatives
Other assets	$1,023	$3,485
Accounts payable and accrued liabilities (1)	$1,527	$—
Foreign Currency Hedges
Accounts payable and accrued liabilities	$355	$985

(1) Included herein is the value of certain SOFR interest rate caps, net of approximately $8.2 million in deferred payments, as well as the fair value of our CORRA swap.

The following tables presents the effect of our derivative financial instruments designated for hedge accounting on our consolidated statements of operations for the periods presented (in thousands):

	Gain (loss) recognized in OCI for the three months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended June 30,
Type	2024	2023		2024	2023
Interest Rate Swaps	$12	$—	Interest expense	$143	$5
Interest Rate Caps	167	1,897	Interest expense	844	1,342
Foreign Currency Forwards	504	(962)	N/A	—	—
	$683	$935		$987	$1,347

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

	Gain (loss) recognized in OCI for the six months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the six months ended June 30,
Type	2024	2023		2024	2023
Interest Rate Swaps	$(48)	$—	Interest expense	$184	$51
Interest Rate Caps	635	1,371	Interest expense	1,717	2,263
Foreign Currency Forwards	1,860	(1,054)	N/A	—	—
	$2,447	$317		$1,901	$2,314

Based on the forward rates in effect as of June 30, 2024, we estimate that approximately $0.1 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following is a summary of our income tax expense (benefit) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30, 2024
	Federal	State	Canadian	Total
Current	$—	$9	$184	$193
Deferred	56	1	97	154
Total income tax expense (benefit)	$56	$10	$281	$347

	For the three months ended June 30, 2023
	Federal	State	Canadian	Total
Current	$41	$8	$122	$171
Deferred	(3)	(1)	(301)	(305)
Total income tax expense (benefit)	$38	$7	$(179)	$(134)

	For the six months ended June 30, 2024
	Federal	State	Canadian	Total
Current	$—	$18	$299	$317
Deferred	125	3	244	372
Total income tax expense (benefit)	$125	$21	$543	$689

	For the six months ended June 30, 2023
	Federal	State	Canadian	Total
Current	$93	$18	$217	$328
Deferred	(5)	(1)	(179)	(185)
Total income tax expense (benefit)	$88	$17	$38	$143

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	June 30, 2024	December 31, 2023
Deferred tax liabilities:
Intangible contract assets	$(12)	$(18)
Canadian real estate	(9,583)	(9,887)
Total deferred tax liability	(9,595)	(9,905)

Deferred tax assets:
Solar related tax assets	1,641	1,267
Canadian real estate and non-capital losses	7,494	7,561
Total deferred tax assets	9,135	8,828

Valuation allowance	(1,056)	(667)

Net deferred tax liabilities	$(1,516)	$(1,744)

The Canadian non-capital losses expire between 2032 and 2043. As of June 30, 2024 and December 31, 2023, the Company had Canadian non-capital loss carry forwards of approximately $23.4 million and $24.9 million, respectively. As of June 30, 2024 and December 31, 2023, we had a valuation allowance of approximately $1.1 million and $0.7 million, respectively, related to non-capital loss carry-forwards at certain of our Canadian properties.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Three Months Ended June 30, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$52,660	$—	$—	$52,660
Ancillary operating revenue	2,324	—	—	2,324
Managed REIT Platform revenue	—	2,670	—	2,670
Reimbursable costs from Managed REITs	—	1,509	—	1,509
Total revenues	54,984	4,179	—	59,163
Operating expenses:
Property operating expenses	17,695	—	—	17,695
Managed REIT Platform expense	—	648	—	648
Reimbursable costs from Managed REITs	—	1,509	—	1,509
General and administrative	—	—	7,813	7,813
Depreciation	13,402	—	234	13,636
Intangible amortization expense	124	49	—	173
Acquisition expenses	12	—	—	12
Total operating expenses	31,233	2,206	8,047	41,486
Income (loss) from operations	23,751	1,973	(8,047)	17,677
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(359)	(359)
Equity in earnings (losses) from investments in Managed REITs	—	(257)	—	(257)
Other, net	(760)	406	229	(125)
Interest expense	(17,253)	—	(41)	(17,294)
Income tax (expense) benefit	(251)	(81)	(15)	(347)
Net income (loss)	$5,487	$2,041	$(8,233)	$(705)

	Three Months Ended June 30, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$51,678	$—	$—	$51,678
Ancillary operating revenue	2,180	—	—	2,180
Managed REIT Platform revenue	—	4,320	—	4,320
Reimbursable costs from Managed REITs	—	1,412	—	1,412
Total revenues	53,858	5,732	—	59,590
Operating expenses:	—	—	—
Property operating expenses	16,483	—	—	16,483
Managed REIT Platform expense	—	681	—	681
Reimbursable costs from Managed REITs	—	1,412	—	1,412
General and administrative	—	—	7,182	7,182
Depreciation	13,143	—	233	13,376
Intangible amortization expense	1,787	49	—	1,836
Acquisition expenses	11	—	—	11
Total operating expenses	31,424	2,142	7,415	40,981
Income (loss) from operations	22,434	3,590	(7,415)	18,609
Other income (expense):	—	—	—
Equity in earnings (losses) from investments in JV Properties	—	—	(536)	(536)
Equity in earnings (losses) from investments in Managed REITs	—	(216)	—	(216)
Other, net	505	696	(8)	1,193
Interest expense	(14,863)	—	(42)	(14,905)
Income tax (expense) benefit	(188)	(44)	366	134
Net income (loss)	$7,888	$4,026	$(7,635)	$4,279

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

	Six Months Ended June 30, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$103,129	$—	$—	$103,129
Ancillary operating revenue	4,516	—	—	4,516
Managed REIT Platform revenue	—	5,405	—	5,405
Reimbursable costs from Managed REITs	—	3,155	—	3,155
Total revenues	107,645	8,560	—	116,205
Operating expenses:
Property operating expenses	35,085	—	—	35,085
Managed REIT Platform expense	—	1,500	—	1,500
Reimbursable costs from Managed REITs	—	3,155	—	3,155
General and administrative	—	—	15,240	15,240
Depreciation	26,756	—	465	27,221
Intangible amortization expense	148	97	—	245
Acquisition expenses	82	—	—	82
Total operating expenses	62,071	4,752	15,705	82,528
Income (loss) from operations	45,574	3,808	(15,705)	33,677
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(688)	(688)
Equity in earnings (losses) from investments in Managed REITs	—	(709)	—	(709)
Other, net	(772)	1,209	(53)	384
Interest expense	(33,765)	—	(83)	(33,848)
Loss on debt extinguishment	(471)	—	—	(471)
Income tax (expense) benefit	(530)	(135)	(24)	(689)
Net income (loss)	$10,036	$4,173	$(16,553)	$(2,344)

	Six Months Ended June 30, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$102,955	$—	$—	$102,955
Ancillary operating revenue	4,371	—	—	4,371
Managed REIT Platform revenue	—	6,597	—	6,597
Reimbursable costs from Managed REITs	—	2,803	—	2,803
Total revenues	107,326	9,400	—	116,726
Operating expenses:	—	—	—
Property operating expenses	33,016	—	—	33,016
Managed REIT Platform expense	—	1,231	—	1,231
Reimbursable costs from Managed REITs	—	2,803	—	2,803
General and administrative	—	—	13,719	13,719
Depreciation	26,229	—	419	26,648
Intangible amortization expense	3,658	98	—	3,756
Acquisition expenses	42	—	—	42
Total operating expenses	62,945	4,132	14,138	81,215
Income (loss) from operations	44,381	5,268	(14,138)	35,511
Other income (expense):	—	—	—
Equity in earnings (losses) from investments in JV Properties	—	—	(941)	(941)
Equity in earnings (losses) from investments in Managed REITs	—	(450)	—	(450)
Other, net	221	1,839	(117)	1,943
Interest expense	(29,524)	—	(84)	(29,608)
Income tax (expense) benefit	(290)	(86)	233	(143)
Net income (loss)	$14,788	$6,571	$(15,047)	$6,312

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following table summarizes our total assets by segment (in thousands):

Segments	June 30, 2024	December 31, 2023
Self Storage(1)	$1,782,428	$1,798,511
Managed REIT Platform(2)	46,420	41,761
Corporate and Other	48,737	55,369
Total assets(3)	$1,877,585	$1,895,641

(1) Included in the assets of the Self Storage segment as of June 30, 2024 and December 31, 2023 was approximately $52.2 million of goodwill. Additionally, as of June 30, 2024 and December 31, 2023, there were no accumulated impairment charges to goodwill within the Self Storage segment.

(2) Included in the assets of the Managed REIT Platform segment as of June 30, 2024 and December 31, 2023 was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3) Other than our investments in and advances to Managed REITs and investments in JV properties, substantially all of our investments in real estate facilities and intangible assets as of June 30, 2024 and December 31, 2023, respectively, were associated with our self storage platform.

As of June 30, 2024 and December 31, 2023, approximately $166.2 million and $174 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three and six months ended June 30, 2024, approximately $5.7 million and $11.1 million, respectively, of our revenues in the self storage segment related to our operations in Canada. For the three and six months ended June 30, 2023, approximately $5.6 million and $10.9 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of June 30, 2024 and December 31, 2023, approximately $36.4 million and $35.8 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the six months ended June 30, 2024 and 2023, approximately $0.7 million and $0.9 million of losses, respectively, relate to these JV Properties' operations in Canada.

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

June 30, 2024

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

Former Transfer Agent Agreement

SAM owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our former transfer agent (“Transfer Agent”), which is a registered transfer agent with the SEC. Pursuant to our transfer agent agreement, our Transfer Agent provided transfer agent and registrar services to us. These services were substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholder. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, was particularly suited to provide us with transfer agent and registrar services.

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

Effective as of April 29, 2024, we transitioned to a new transfer agent, SS&C GIDS, Inc. In connection with such transfer, we simultaneously terminated the transfer agent agreement with Strategic Transfer Agent Services, LLC. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we paid a transition fee of $150,000 to Strategic Transfer Agent Services, LLC in May 2024.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2023 and the six months ended June 30, 2024, as well as any related amounts payable as of December 31, 2023 and June 30, 2024 (in thousands):

	Year Ended December 31, 2023			Six Months Ended June 30, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,479	$1,473	$75	$658	$664	$69
Other
Other	—	—	341	—	—	341
Total	$1,479	$1,473	$416	$658	$664	$410

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

June 30, 2024

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

Separately, we through one of our subsidiaries agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class Z shares sold in its public offering. For the three and six months ended June 30, 2024, we had incurred approximately $5,000 and $17,000, respectively, to SST VI's dealer manager associated with the Class Z shares sold in its public offering.

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

June 30, 2024

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

Managed REIT Property Management Agreements

Our indirect subsidiaries, SS Growth Property Management II, LLC, Strategic Storage Property Management VI, LLC, and SS Growth Property Management III, LLC, (collectively the “Managed REITs Property Managers”), are or were entitled to receive fees for their services in managing the properties wholly or partially owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager.

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

June 30, 2024

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Managed REIT Platform Revenues	2024	2023	2024	2023
Asset Management Fees:
SST VI	1,067	724	2,127	1,316
SSGT III	335	222	672	394
	1,402	946	2,799	1,710
Property Management Fees:
SST VI	415	280	808	511
SSGT III	134	76	258	131
JV Properties	239	179	456	350
	788	535	1,522	992
Tenant Protection Program Fees:
SST VI	292	170	565	313
SSGT III	93	35	176	50
JV Properties	82	65	170	123
	467	270	911	486
Acquisition Fees:
SST VI	—	1,922	34	2,465
SSGT III	58	485	58	642
	58	2,407	92	3,107
Other Managed REIT Fees(1)	154	162	461	302
Managed REIT Platform Fees	2,869	4,320	5,785	6,597
Sponsor funding reduction (2)	(199)	—	(380)	—
Total Managed REIT Platform Revenues	$2,670	$4,320	$5,405	$6,597

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

June 30, 2024

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

As of June 30, 2024 and December 31, 2023 we had receivables due from the Managed REITs totaling approximately $16.3 million and $6.5 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three and six months ended June 30, 2024 we recorded a loss related to our equity interest in SST VI OP of approximately $0.1 million, and $0.4 million, respectively, and received distributions in the amount of approximately $0.1 million, and $0.2 million, respectively.

For the three and six months ended June 30, 2023 we recorded a loss related to our equity interest, excluding our preferred investment discussed below, in SST VI OP of approximately $0.3 million, and $0.5 million, respectively, and received distributions in the amount of approximately $0.1 million, and $0.2 million, respectively.

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

Sponsor Funding Agreement

On November 1, 2023, SRA, a subsidiary of our Operating Partnership, entered into a Sponsor Funding Agreement with SST VI and SST VI OP, in connection with certain changes to the public offering of SST VI.

Pursuant to the Sponsor Funding Agreement, SRA, as sponsor of the SST VI offering, has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares sold in the SST VI offering, (ii) the upfront 3% dealer manager fee for the Class Y shares sold in the SST VI offering, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares sold in the SST VI offering. SRA also agreed to reimburse SST VI in cash to cover the dilution from certain one-time stock dividends which were issued by SST VI to existing stockholders in connection with the sponsor funding changes to the SST VI offering. On December 15, 2023, we paid SST VI approximately $6.6 million for the reimbursement of the aforementioned stock dividend.

In consideration for SRA providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, SST VI OP will issue a number of Series C Units to SRA equal to the dollar amount of such funding divided by the then-current offering price for the Class Y shares and Class Z shares sold in the SST VI offering, which was initially $9.30 per share. Pursuant to the Sponsor Funding Agreement, SRA will reimburse SST VI monthly for the applicable front-end sales load it has agreed to fund, and SST VI OP will issue the Series C Units on a monthly basis upon such reimbursement. The Sponsor Funding Agreement will terminate immediately upon the date that SST VI ceases to offer the Class Y shares and Class Z shares in the SST VI offering. The SST VI offering was set to expire on March 17, 2024,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

and was extended to March 17, 2025 upon the approval of SST VI's board of directors on February 1, 2024. Inclusive of all extension options available to SST VI, its current offering could not extend beyond September 12, 2025.

On November 1, 2023, SRA entered into Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of SST VI OP with SST VI and SST VI OP containing, among other things, the terms of the Series C Units. The Series C Units shall initially have no distribution, liquidation, voting, or other rights to participate in SST VI OP unless and until such Series C Units are converted into class A units of SST VI OP. The Series C Units shall automatically convert into class A units on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the Class Y shares and Class Z shares, calculated net of the Series C Units to be converted. On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into class A units of SST VI OP, and our future purchases will be determined based on the current estimated net asset value at such time.

Through June 30, 2024, we have incurred approximately $8.1 million in connection with the Sponsor Funding Agreement, representing approximately 871,000 subordinated units. During the three and six months ended June 30, 2024 we incurred approximately $0.6 million and $1.3 million, respectively, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of June 30, 2024, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement is approximately $62.5 million if SST VI were to sell the maximum amount under its current offering of $1.0 billion.

Debt Investments

On December 30, 2021, in connection with SST VI's acquisition of two self storage facilities, our Operating Partnership entered into a mezzanine loan agreement with a wholly-owned subsidiary of SST VI OP for up to $45 million (the “SST VI Mezzanine Loan”). The SST VI Mezzanine Loan required a commitment fee equal to 1.0% of the amount drawn at closing of the SST VI Mezzanine Loan, and each subsequent draw. Interest on this loan accrued at LIBOR plus 3.0%.

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

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended to December 31, 2024 at the borrower's option. As such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option on December 8, 2023. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan. On June 28, 2024, the SST VI Note was amended to expand the borrowing capacity up to $25.0 million and extend the maturity date from December 31, 2024 to December 31, 2025. The loan is interest only, and the interest rate on such loan is SOFR plus 4.0%. As of June 30, 2024, SST VI OP had $15.0 million borrowed and outstanding pursuant to the SST VI Note.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following table summarizes the carrying value of our investments in and advances to SST VI as of June 30, 2024 and December 31, 2023 (in thousands):

Receivables:	As of June 30, 2024	As of December 31, 2023
Receivables and advances due	$13,642	$5,861
Debt:
SST VI Note (1)	15,000	15,000
Equity:
SST VI OP Units and SST VI SLP	1,363	1,932
SST VI Class C Subordinated Units	3,929	3,307
Total investments in and advances	$33,934	$26,100

(1) On July 29, 2024, SST VI borrowed an additional $8.0 million on the SST VI Note, such that $23.0 million was outstanding on such loan.

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

For the three and six months ended June 30, 2024, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.1 million and $0.3 million, respectively, and received distributions in the amount of approximately $0.1 million, and $0.1 million, respectively.

For the three and six months ended June 30, 2023, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million and $0.4 million, respectively, and received distributions in the amount of approximately $0.1 million, and $0.1 million, respectively.

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

The SSGT III Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from up to $50 million to $77 million. Pursuant to this amendment, the interest rate on the SSGT III Mezzanine Loan became a variable rate equal to SOFR plus 3.0%. Payments on the SSGT III Mezzanine Loan are interest only, and it had an initial maturity date of August 9, 2023. SSGT III extended the ultimate maturity date of the SSGT III Mezzanine Loan until August 9, 2024, as such, the interest rate of the SSGT III Mezzanine Loan increased to SOFR plus 4.0% per annum, pursuant to the December 20, 2022 amendment. The SSGT III Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan may be released from the pledge of collateral. The SSGT III Mezzanine Loan is secured by a pledge of the equity

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned seven operating self storage facilities as of June 30, 2024. SSGT III OP, also serves as a non-recourse guarantor. In August 2023, SSGT III exercised the extension option, such that the SSGT III Mezzanine Loan was due in full on August 9, 2024.

On May 2, 2024, SSGT III paid down the remaining $1.0 million outstanding on the SSGT III Mezzanine Loan.

As of June 30, 2024 and December 31, 2023, a wholly-owned subsidiary of SSGT III OP had none and $4.0 million, respectively, borrowed and outstanding pursuant to the SSGT III Mezzanine Loan.

The following table summarizes the carrying value of our investments in and advances to SSGT III OP as of June 30, 2024 and December 31, 2023 (in thousands):

Receivables:	As of June 30, 2024	As of December 31, 2023
Receivables and advances due	$2,654	$629
Debt:
SSGT III Mezzanine Loan(1)	—	4,000
Equity:
SSGT III OP Units and SSGT III SLP	3,215	3,662
Total investments in and advances	$5,869	$8,291

(1) As of June 30, 2024 and December 31, 2023, $1.5 million was available to be drawn on the SSGT III Mezzanine Loan. The SSGT III Mezzanine Loan expired on the maturity date of August 9, 2024, as such there is no further ability for SSGT III to borrow on this loan. On July 31, 2024, our operating partnership provided a bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million to facilitate SSGT III's acquisition of two properties. Please see Note 14 – Subsequent Events for additional detail.

Administrative Services Agreement

On June 28, 2019, we along with our Operating Partnership, our TRS and SmartStop Storage Advisors, LLC (collectively, the “Company Parties”) entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), which, as amended, requires that the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support and other miscellaneous reimbursements as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support. SAM and the Company Parties will reimburse one another based on the actual costs of providing their respective services. Additionally, SAM paid the Company Parties an allocation of rent and overhead for the portion of the Ladera Office that it occupied until October 2022, at which time SAM relocated to a separate office. Such agreement had an initial term of three years, with automatic one-year renewals, and is subject to certain adjustments as defined in the agreement.

For the three and six months ended June 30, 2024, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $216,000 and $358,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

For the three and six months ended June 30, 2023, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $102,000 and $169,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $68,000 and $121,000 during the three and six months ended June 30, 2024, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

We recorded reimbursements from SAM of approximately $460,000 and $500,000 during the three and six months ended June 30, 2023, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, a receivable of approximately $25,000 was due from SAM and a payable of approximately $11,000, was due to SAM, respectively, related to the Administrative Services Agreement.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through June 30, 2024, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	145,850	$11.50	290,641	$11.16
Granted	43,720	14.30	315,915	13.30
Vested	(96,295)	10.86	(226,271)	11.58
Forfeited	(7,960)	13.92	—	—
Unvested at December 31, 2023	85,315	13.44	380,285	12.69
Granted	45,904	14.30	315,962	13.53
Vested	(47,321)	12.79	(18,048)	13.30
Forfeited	(4,204)	14.28	—	—
Unvested at June 30, 2024	79,694	$14.28	678,199	$13.06

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following table summarizes our activity related to our performance based awards:

	Restricted Stock			LTIP Units
Performance Based Award Grants	Shares		Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	5,752		$9.78	380,536	$10.39
Granted	5,752	(1)	9.78	271,199	13.30
Vested	(11,504)		9.78	(118,720)	9.09
Forfeited	—		—	—	—
Unvested at December 31, 2023	—		—	533,015	12.16
Granted	—		—	270,096	13.55
Vested	—		—	(148,387)	9.30
Forfeited	—		—	—	—
Unvested at June 30, 2024	—		$—	654,724	$13.38

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

As of June 30, 2024, 8,736,905 shares of stock were available for issuance under the Plan.

We recorded approximately $1.4 million and $2.4 million of equity based compensation expense in general and administrative expense during the three and six months ended June 30, 2024, respectively, compared to approximately $1.4 million and $2.4 million during the three and six months ended June 30, 2023, respectively. We recorded approximately $56,000 and $115,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and six months ended June 30, 2024, respectively, compared to approximately $37,000 and $76,000 during the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there was approximately $10.9 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.5 years.

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

June 30, 2024

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

Note 12. Commitments and Contingencies

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan (our “DRP”) that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional Class A Shares and Class T Shares, respectively. Under our DRP, the board of directors may amend, modify, suspend or terminate our plan for any reason upon 10 days’ written notice to the participants. The purchase price per share pursuant to our DRP is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on January 15, 2024, any shares sold pursuant to our distribution reinvestment plan will be sold at our new estimated value per share of $15.25 per Class A Share and Class T Share. Please see the section below titled “Suspension and Partial Resumption of DRP and SRP” for additional information.

As of June 30, 2024, we had sold approximately 10.0 million Class A Shares and approximately 1.3 million Class T Shares through our distribution reinvestment plan, of which, approximately 0.2 million Class A Shares and approximately 0.1 million Class T Shares were sold under our current DRP Offering. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders.

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

June 30, 2024

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

During the six months ended June 30, 2024, approximately 1.1 million shares or $17.3 million of requests that met the eligibility criteria were requested to be redeemed; approximately $8.7 million of which were fulfilled during the six months ended June 30, 2024, and approximately $8.6 million of which were included in accounts payable and accrued liabilities within our consolidated balance sheets as of June 30, 2024 and fulfilled in July 2024.

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

On May 1, 2024, our board of directors adopted a limitation to our SRP such that any redemption request made under the SRP in connection with a stockholder’s death must be made within one year of the date of such death in order to be honored by us. This limitation took effect on June 1, 2024.

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

As of June 30, 2024, pursuant to various contractual relationships, we are required to make other payments in the amounts of approximately $2.6 million, $7.7 million, and $0.5 million during the years ending December 31, 2024, 2025, and 2026, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

Note 13. Declaration of Distributions

On June 26, 2024, our board of directors declared a distribution rate for the month of July 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on July 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

On July 26, 2024, our board of directors declared a distribution rate for the month of August 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on August 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to June 30, 2024:

Self Storage Facility Acquisitions

On July 16, 2024, we purchased a self storage facility located in Spartanburg, South Carolina (the "Spartanburg Property"). The purchase price for the Spartanburg Property was approximately $13.2 million, plus closing costs. Upon acquisition, the property was approximately 94% occupied. The acquisition was funded with proceeds drawn from the 2024 Credit Facility.

RBC JV Term Loan II

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan (the “RBC JV Term Loan II”) with RBC pursuant to which three of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers II”). The RBC JV Term Loan II is secured by first mortgages on three of the JV Properties which were previously encumbered by the SmartCentres Financings. The maturity date of the RBC JV Term Loan II is November 3, 2025, which may be requested to be extended by one additional year at the sole discretion of RBC and subject to certain conditions. Interest on the RBC JV Term Loan is a fixed annual rate of 4.97%, and payments are interest only during the term of the loan.

We and SmartCentres each serve as a full recourse guarantor with respect to 50% of the secured obligations under the RBC JV Term Loan II. The RBC JV Term Loan II contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. Pursuant to the terms of the RBC JV Term Loan II, a failure by either us or SmartCentres to observe any negative covenant under each of our respective (and separate) credit facilities (“Separate Credit Facilities”) would be an event of default under the RBC JV Term Loan II. We and SmartCentres entered into a separate Cross-Indemnity Agreement pursuant to which we and SmartCentres have each agreed to indemnify the other party with respect to any claims arising from a breach or default of the other party pursuant to the RBC JV Term Loan II or the Separate Credit Facilities.

The net proceeds from the RBC JV Term Loan II were used to fully repay the allocated loan amounts of approximately $46.4 million CAD or approximately $34.1 million USD under the SmartCentres Financings for each of the three JV Properties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Joint Venture Development

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts. On such date we agreed to contribute approximately $6.5 million for a minority ownership in the project. At closing, we funded approximately $4.9 million, and per the terms of the joint venture agreement, are required to fund an additional $1.6 million at a future date, which we expect to be in 2024. Upon completion of development, we expect to serve as property manager of the self storage property.

KeyBank Bridge Loan

On July 31, 2024, we entered into a bridge loan with KeyBank for up to $45.0 million (the “KeyBank Bridge Loan”) which matures on July 31, 2025. The KeyBank Bridge Loan may be funded in up to two draws, none of which shall occur after 90 days from closing. No amounts borrowed and repaid under such loan may be redrawn. At closing, we drew $20.0 million less transaction costs. The KeyBank Bridge Loan was completed in connection with SSGT III's acquisition of two self storage facilities on July 31, 2024, whereby our Operating Partnership provided a similar bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s closing on such properties. An indirect wholly-owned subsidiary of SSGT III intends to sponsor a private offering of beneficial interests in a Delaware statutory trust ("DST") relating to the two properties. We, through a newly formed subsidiary of SRA, will serve as property manager of both of these properties.

The KeyBank Bridge Loan incurs interest based on adjusted daily simple SOFR plus 275 basis points. The SSGT III Bridge Loan incurs interest based on adjusted daily simple SOFR plus 300 basis points. The SSGT III Bridge Loan is secured by an indirect pledge of equity in the entity sponsoring the private DST offering relating to the two properties mentioned above, as well as a full guaranty by SSGT III OP. We have pledged the SSGT III Bridge Loan to KeyBank as the collateral for the KeyBank Bridge Loan, as well as provided a full guaranty from our Operating Partnership. As such sponsor entity sells such DST interests, it is required to utilize such net proceeds to pay down the SSGT III Bridge Loan and we are similarly required to use such net proceeds to pay down the KeyBank Bridge Loan. In any event, we will be required to pay down at least 15% of the balance within four months, 35% within six months, 55% within nine months, and 75% within twelve months from the final draw. Full repayment is subject to one six month extension. Similar required paydowns are also required of SSGT III pursuant to the terms of the SSGT III Bridge Loan.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2023, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of June 30, 2024, our wholly-owned portfolio consisted of 155 operating self storage properties diversified across 19 states and Canada comprising approximately 104,300 units and 12.0 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which included ten operating self storage properties. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III” and together with SST VI and any future sponsored REITs, the “Managed REITs”), and manage one additional self storage property, all of which pay us fees to manage these programs and manage their 32 operating self storage properties (as of June 30, 2024).

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of June 30, 2024, 32 operating properties and approximately 25,400 units and approximately 2.8 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of June 30, 2024, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.4%	91.6%	0.7%
Arizona	4	3,130	329,100	2.7%	93.8%	2.5%
California	30	19,985	2,108,400	17.5%	90.8%	20.2%
Colorado	9	5,130	596,085	5.0%	91.1%	4.2%
Florida	26	19,870	2,367,500	19.6%	92.2%	22.1%
Illinois	6	3,785	432,450	3.6%	92.9%	2.9%
Indiana	2	1,030	112,700	0.9%	92.9%	0.6%
Massachusetts	1	840	93,200	0.8%	89.2%	1.8%
Maryland	2	1,610	169,500	1.4%	94.9%	1.3%
Michigan	4	2,220	266,100	2.2%	93.1%	1.8%
New Jersey	2	2,350	205,100	1.7%	88.0%	1.7%
Nevada	9	7,160	865,000	7.2%	93.8%	6.5%
North Carolina	19	9,190	1,204,900	10.0%	92.3%	8.4%
Ohio	5	2,361	263,100	2.2%	91.5%	1.5%
South Carolina	3	1,940	246,000	2.1%	91.0%	1.5%
Texas	12	6,960	919,300	7.8%	94.8%	7.1%
Virginia	1	830	71,100	0.6%	93.8%	1.0%
Washington	5	3,427	390,545	3.3%	93.1%	3.4%
Wisconsin	1	780	83,400	0.7%	94.8%	0.5%
Ontario, Canada	13	10,610	1,110,655	9.3%	94.1%	10.3%
Total	155	104,298	11,997,435	100%	92.5%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,450 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,042,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of June 30, 2024.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended June 30, 2024.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges were recognized during the six months ended June 30, 2024 and 2023.

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

REIT Qualification

We made an election under Section 856(c) of the Code to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to U.S. federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

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

Certain property operating expenses have experienced elevated pressures to date, namely property insurance, property taxes and payroll have seen above average increases, primarily due to inflation and natural disasters. We have experienced a year-over-year decrease in gross margins as a result for the full year 2023 and the first half of 2024.

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

As of June 30, 2024 and 2023, we wholly-owned 155 and 153 operating self storage facilities, respectively. Our operating results for the three months ended June 30, 2024 included full quarter results for 154 self storage facilities. Our operating results for the three months ended June 30, 2023 included full quarter results for 153 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the three months ended June 30, 2024 and 2023

Total Self Storage Revenues

Total self storage related revenues for the three months ended June 30, 2024 and 2023 were approximately $55.0 million and $53.9 million, respectively. The increase in total self storage revenues of approximately $1.1 million, or approximately 2.1%, is primarily attributable to an increase in same-store revenues of approximately $0.6 million, and an increase in non same-store revenues of approximately $0.3 million, as well as increases in our tenant protection program revenues.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things.
Managed REIT Platform Revenues

Managed REIT Platform revenues for the three months ended June 30, 2024 and 2023 were approximately $2.7 million and $4.3 million, respectively. The decrease in Managed REIT Platform revenues of approximately $1.7 million is primarily attributable to decreased acquisition fees as compared to the same period in the prior year. We earned approximately $1.9 million in acquisition fees from SST VI in June 2023 as a result of a multi-property portfolio acquisition. Managed REIT Platform revenues were reduced to a lesser extent as compared to the prior year by the effect of sponsor funding reductions recorded. Such decrease in Managed REIT Platform revenues was partially offset by increased Tenant Protection Program fees, property management and asset management fees as a result of increased assets under management. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as reductions to such revenue in connection with the Sponsor Funding Agreement as SST VI continues to sell shares in its public offering.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2024 and 2023 were approximately $1.5 million and $1.4 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2024 and 2023 were approximately $17.7 million (or 32% of self storage revenue) and $16.5 million (or 31% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $1.2 million is largely attributable to increased property insurance costs, property taxes, advertising expenses and repairs and maintenance expenses. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended June 30, 2024 and 2023 were approximately $0.6 million and $0.7 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2024 and 2023 were approximately $1.5 million and $1.4 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 and 2023 were approximately $7.8 million and $7.2 million, respectively. Such expenses consist primarily of compensation related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses was primarily attributable to increased legal expenses and compensation related costs incurred during the three months ended June 30, 2024. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2024 and 2023 were approximately $13.8 million and $15.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to the intangible amortization expense related to our in place lease intangible assets recorded in connection with the SSGT II Merger which became fully amortized in November 2023.

Acquisition Expenses

Acquisition expenses for the three months ended June 30, 2024 and 2023 were approximately $12,000 and $11,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the three months ended June 30, 2024 and 2023 were approximately $0.4 million and $0.5 million, respectively, driven by improved performance of the underlying properties. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended June 30, 2024 and 2023 were approximately $0.3 million and $0.2 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the three months ended June 30, 2024 and 2023 was approximately $0.1 million of expense and $1.2 million of income, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The unfavorable variance of approximately $1.3 million is primarily due to unfavorable fair value adjustments associated with our SOFR interest rate hedges not designated for hedge accounting during the three months ended June 30, 2024, and to a lesser extent, less financing fee revenue as compared to the same period in the prior year. These changes were partially offset by increased interest income from loans issued to our Managed REITs.

Interest Expense

Interest expense for the three months ended June 30, 2024 and 2023 was approximately $17.3 million and $14.9 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate derivatives designated for hedge accounting. The increase of approximately $2.4 million is primarily attributable to an increase in net rates on our variable rate debt, inclusive of the impact of interest rate hedges, as applicable as well as increased borrowings compared to the same period in the prior year. The increase in net rates is primarily attributable to a beneficial interest rate hedge which capped SOFR at 1.75% for $125 million of our debt during the three months ended June 30, 2023, which expired on June 30, 2023, and did not provide any benefit during the three months ended June 30, 2024. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Income Tax Expense

Income tax expense for the three months ended June 30, 2024 and 2023 was approximately $0.3 million of expense and $0.1 million of benefit, respectively. Income tax consists primarily of state, federal, and Canadian income tax. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - three months ended June 30, 2024 and 2023

We consider the data below to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity. The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2023, excluding four other properties) for the three months ended June 30, 2024 and 2023 (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Revenue (1)	$51,393	$50,754	1.3%	$1,559	$1,193	N/M	$52,952	$51,947	1.9%
Property operating expenses (2)	16,632	15,797	5.3%	907	627	N/M	17,539	16,424	6.8%
Net operating income	$34,761	$34,957	(0.6)%	$652	$566	N/M	$35,413	$35,523	(0.3)%
Number of facilities	149	149		6	4		155	153
Rentable square feet (3)	11,464,135	11,440,030		533,300	354,700		11,997,435	11,794,730
Average physical occupancy (4)	92.5%	93.5%	(1.1)%	N/M	N/M	N/M	92.0%	93.3%	(1.3)%
Annualized rent per occupied square foot (5)	$20.15	$19.79	1.8%	N/M	N/M	N/M	19.99	19.73	1.3%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, Tenant Protection Program related expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,042,000 square feet as of June 30, 2024 and approximately 1,017,000 square feet as 2023, respectively. On a same-store basis, for the same periods, parking represented approximately 989,000 square feet. Amount not in thousands.
(4)
Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)
Determined by dividing the aggregate realized rental income for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot. Amount not in thousands.

Our same-store revenue increased by approximately $0.6 million, or approximately 1.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to higher annualized rent per occupied square foot of approximately 1.8%, partially offset by an approximately 1.1% decrease in average occupancy. The increase in property operating expenses is primarily attributable to property insurance, repairs and maintenance, advertising expense, and property taxes.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Net (loss) income	$(705)	$4,279
Adjusted to exclude:
Tenant Protection Program revenue(1)	(2,032)	(1,909)
Tenant Protection Program related expense	156	57
Managed REIT Platform revenue	(2,670)	(4,320)
Managed REIT Platform expenses	648	681
General and administrative	7,813	7,182
Depreciation	13,636	13,376
Intangible amortization expense	173	1,836
Acquisition expenses	12	11
Equity in (earnings) losses from investments in JV Properties	359	536
Equity in (earnings) losses from investments in Managed REITs	257	216
Other, net	125	(1,193)
Interest expense	17,294	14,905
Income tax expense (benefit)	347	(134)
Total net operating income	$35,413	$35,523

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $1.9 million and $1.8 million of Tenant Protection Program revenue was earned at same store facilities during the three months ended June 30, 2024 and 2023, respectively, with the remaining approximately $0.1 million and $0.1 million earned at non same-store facilities during the three months ended June 30, 2024 and 2023, respectively.

Comparison of the six months ended June 30, 2024 and 2023

Total Self Storage Revenues

Total self storage related revenues for the six months ended June 30, 2024 and 2023 were approximately $107.6 million and $107.3 million, respectively. The increase in total self storage revenues of approximately $0.3 million, or approximately 0.3%, is primarily attributable to an increase in non same-store revenues of approximately $0.4 million.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the six months ended June 30, 2024 and 2023 were approximately $5.4 million and $6.6 million, respectively. The decrease in Managed REIT Platform revenues of approximately $1.2 million is primarily attributable to decreased acquisition fees as compared to the same period in the prior year. We earned approximately $1.9 million in acquisition fees from SST VI in June 2023 as a result of a multi-property portfolio acquisition. Managed REIT Platform revenues were reduced as compared to the prior year to a lesser extent by the effect of sponsor funding reductions recorded. Such decrease in Managed REIT Platform revenues was partially offset by increased Tenant Protection Program fees, property management and asset management fees as a result of increased assets under management. We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as reductions to such revenue in connection with the Sponsor Funding Agreement as SST VI continues to sell shares in its public offering.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2024 and 2023 were approximately $3.2 million and $2.8 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2024 and 2023 were approximately $35.1 million (or 33% of self storage revenue) and $33.0 million (or 31% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $2.1 million is largely attributable to increased compensation related expenses, property insurance costs, property taxes, advertising expenses, and repairs and maintenance expenses. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the six months ended June 30, 2024 and 2023 were approximately $1.5 million and $1.2 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform and the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). The increase in Managed REIT Platform Expenses is primarily related to growth in the Managed REITs' assets under management. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2024 and 2023 were approximately $3.2 million and $2.8 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 and 2023 were approximately $15.2 million and $13.7 million, respectively. Such expenses consist primarily of compensation related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. During the six months ended June 30, 2024 and 2023, we recorded expenses of approximately $0.3 million and none, respectively, related to our filing of an amendment to our registration statement on Form S-11 and related costs in pursuit of a potential offering of our common stock. The remaining increase in general and administrative expenses was primarily attributable to increased legal expenses and compensation related costs incurred during the six months ended June 30, 2024. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2024 and 2023 were approximately $27.5 million and $30.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to the intangible amortization expense related to our in place lease intangible assets recorded in connection with the SSGT II Merger which became fully amortized in November 2023.

Acquisition Expenses

Acquisition expenses for the six months ended June 30, 2024 and 2023 were approximately $83,000 and $42,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the six months ended June 30, 2024 and 2023 were approximately $0.7 million and $0.9 million, respectively, driven by improved performance of the underlying properties. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the six months ended June 30, 2024 and 2023 were approximately $0.7 million and $0.4 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the six months ended June 30, 2024 and 2023 was approximately $0.4 million and $1.9 million of income, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and interest income from loans issued to our Managed REITs, and other miscellaneous items. The unfavorable variance of approximately $1.5 million is primarily due to unfavorable fair value adjustments associated with our SOFR interest rate hedges not designated for hedge accounting during the six months ended June 30, 2024, and to a lesser extent, less financing fee revenue as compared to the same period in the prior year. These changes were partially offset by increased interest income from loans issued to our Managed REITs.

Interest Expense

Interest expense for the six months ended June 30, 2024 and 2023 was approximately $33.8 million and $29.6 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate derivatives designated for hedge accounting. The increase of approximately $4.2 million is primarily attributable to an increase in net rates on our variable rate debt, inclusive of the impact of interest rate hedges, as applicable as well as increased borrowings compared to the same period in the prior year. The increase in net rates is primarily attributable to a beneficial interest rate hedge which capped SOFR at 1.75% for $125 million of our debt during the six months ended June 30, 2023, which expired on June 30, 2023, and did not provide any benefit during the six months ended June 30, 2024. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the six months ended June 30, 2024 and 2023 was approximately $0.5 million, and none, respectively. Loss on debt extinguishment for the six months ended June 30, 2024 was related to certain unamortized debt issuance costs associated with the 2021 Credit Facility which were expensed in connection with the execution of the new 2024 Credit Facility. (See Note 5 – Debt, for additional information.)

Income Tax Expense

Income tax expense for the six months ended June 30, 2024 and 2023 was approximately $0.7 million and $0.1 million, respectively. Income tax consists primarily of state, federal, and Canadian income tax. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - six months ended June 30, 2024 and 2023

We consider the data below to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity. The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2023, excluding four other properties) for the six months ended June 30, 2024 and 2023 (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Revenue (1)	$100,850	$101,057	(0.2)%	$2,819	$2,428	N/M	$103,669	$103,485	0.2%
Property operating expenses (2)	33,051	31,658	4.4%	1,778	1,241	N/M	34,829	32,899	5.9%
Net operating income	$67,799	$69,399	(2.3)%	$1,041	$1,187	N/M	$68,840	$70,586	(2.5)%
Number of facilities	149	149		6	4		155	153
Rentable square feet (3)	11,464,135	11,440,030		533,300	354,700		11,997,435	11,794,730
Average physical occupancy (4)	92.5%	93.2%	(0.8)%	NM	NM	NM	91.8%	92.9%	(1.2)%
Annualized rent per occupied square foot (5)	$19.82	$19.73	0.5%	NM	NM	NM	$19.66	$19.69	(0.1)%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes corporate general and administrative expenses, interest expense, depreciation, amortization expense, Tenant Protection Program related expense, and acquisition expenses.
(3)
Of the total rentable square feet, parking represented approximately 1,042,000 square feet as of June 30, 2024 and approximately 1,017,000 square feet as 2023, respectively. On a same-store basis, for the same periods, parking represented approximately 989,000 square feet. Amount not in thousands.
(4)
Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)
Determined by dividing the aggregate realized rental income for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot. Amount not in thousands.

Our same-store revenue decreased by approximately $0.2 million, or approximately 0.2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to an approximately 0.8% decrease in average occupancy, partially offset by an approximately 0.5% increase in annualized rent per occupied square foot. The increase in property operating expenses is primarily attributable to compensation related expenses, property insurance, property taxes, repairs and maintenance, and advertising expense.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net (loss) income	$(2,344)	$6,312
Adjusted to exclude:
Tenant Protection Program revenue(1)	(3,976)	(3,840)
Tenant Protection Program related expense	256	116
Managed REIT Platform revenue	(5,405)	(6,597)
Managed REIT Platform expenses	1,500	1,231
General and administrative	15,240	13,719
Depreciation	27,221	26,648
Intangible amortization expense	245	3,756
Acquisition expenses	82	42
Equity in (earnings) losses from investments in JV Properties	688	941
Equity in (earnings) losses from investments in Managed REITs	709	450
Other, net	(384)	(1,943)
Interest expense	33,848	29,608
Loss on debt extinguishment	471	—
Income tax (expense) benefit	689	143
Total net operating income	$68,840	$70,586

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $3.8 million and $3.7 million of Tenant Protection Program revenue was earned at same store facilities during the six months ended June 30, 2024 and 2023, respectively, with the remaining approximately $0.2 million and $0.2 million earned at non same-store facilities during the six months ended June 30, 2024 and 2023, respectively.

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

The following is a reconciliation of net income (loss) (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net (loss) income (attributable to common stockholders)	$(3,821)	$393	$(8,469)	$(997)
Add:
Depreciation of real estate	13,354	13,111	26,663	26,167
Amortization of real estate related intangible assets	100	1,763	100	3,609
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	657	597	1,195	1,100
Deduct:
Adjustment for noncontrolling interests in our Operating Partnership (1)	(1,695)	(1,811)	(3,347)	(3,599)
FFO (attributable to common stockholders)	$8,595	$14,053	$16,142	$26,280
Other Adjustments:
Intangible amortization expense - contracts (2)	73	73	146	146
Acquisition expenses (3)	12	11	82	42
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	(10)	68	69	120
Accretion of fair market value of secured debt	77	3	80	6
Foreign currency and interest rate derivative losses (gains), net (4)	749	(707)	638	(322)
Offering related expenses (5)	3	—	330	—
Adjustment of deferred tax assets and liabilities (2)	102	(305)	320	(185)
Sponsor funding reduction (6)	199	—	380	—
Amortization of debt issuance costs (2)	972	654	1,774	1,365
Net loss on extinguishment of debt (7)	—	—	471	—
Adjustment for noncontrolling interests in our Operating Partnership (1)	(261)	24	(514)	(136)
FFO, as adjusted (attributable to common stockholders) (8)	$10,511	$13,874	$19,918	$27,316

FFO (attributable to common stockholders)	$8,595	$14,053	$16,142	$26,280
Net (loss) income attributable to the noncontrolling interests in our Operating Partnership	(98)	504	(307)	737
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,695	1,811	3,347	3,599
FFO (attributable to common stockholders and OP unit holders)	$10,192	$16,368	$19,182	$30,616

FFO, as adjusted (attributable to common stockholders)	$10,511	$13,874	$19,918	$27,316
Net (loss) income attributable to the noncontrolling interests in our Operating Partnership	(98)	504	(307)	737
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,956	1,787	3,861	3,735
FFO, as adjusted (attributable to common stockholders and OP unit holders) (8)	$12,369	$16,165	$23,472	$31,788

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

(8) Our calculation of FFO, as adjusted was modified in the period ended June 30, 2024, to add back the amortization of debt issuance costs. Accordingly, the prior periods have been presented here based on the current calculation, which differs from what was previously reported for such periods. This modification was made to reflect what management believes is a more appropriate calculation in light of recently completed debt refinancings.

FFO, as adjusted declined compared to the same period in the prior year primarily as a result of the effects of increased interest expense on net income, and to a lesser extent, a reduction in property net operating income.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
Net cash flow provided by (used in):
Operating activities	$31,674	$45,313	$(13,639)
Investing activities	$(13,179)	$18,191	$(31,370)
Financing activities	$(29,125)	$(67,137)	$38,012

Cash flows provided by operating activities for the six months ended June 30, 2024 and 2023 were approximately $31.7 million and $45.3 million, respectively, a decrease of approximately $13.6 million. The decrease in cash provided by our operating activities is primarily the result of a decrease of approximately $7.2 million in net income when excluding the impact of non-cash items and a net decrease in operating cash flows due to changes in working capital of approximately $6.4 million as compared to the same period in the prior year. The change in net income was primarily as a result of increased property operating expenses and interest expense. The change in working capital was primarily a result of an increase in Managed REIT receivables.

Cash flows used in investing activities for the six months ended June 30, 2024 were approximately $13.2 million and cash flows provided by investing activities for the six months ended June 30, 2023 were approximately $18.2 million, respectively, a change of approximately $31.4 million. The net change in cash used in investing activities primarily relates to a net change of approximately $25.5 million in cash flows related to our investments in the Managed REITs. During the six months ended June 30, 2024, $4.0 million of cash was received from the repayment of such investments, as compared to approximately $29.5 million of net cash received related to such investments for the same period in the prior year.

Cash flows used in financing activities for the six months ended June 30, 2024 and 2023 were approximately $29.1 million and $67.1 million, respectively, a change of approximately $38.0 million. The change in cash used in financing activities is primarily attributable to net debt proceeds, inclusive of debt issuance costs, received of approximately $12.4 million during the six months ended June 30, 2024, as compared to net debt cash outflows of approximately $28.3 million during the six months ended June 30, 2023.

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

Our 2024 Credit Facility contains a borrowing base requirement, which is impacted by treasury yields. Increases to treasury yields could negatively impact our borrowing base calculation and limit our ability to borrow pursuant to the 2024 Credit Facility. Volatility in the debt and equity markets and continued and/or further impact of rising treasury yields, interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. Such events may have an impact on our current liquidity in the short-term. If such events were to occur in the short-term we would expect to take certain steps, including but not limited to refinancing certain of our current loans, and adding additional properties onto our 2024 Credit Facility, each of which we expect would increase our borrowing availability. Moreover, continued uncertainty or deterioration in the debt and equity markets, or continued increases in treasury yields and interest rates, over an extended period of time, could also potentially impact our liquidity over the long-term. If such events were to occur in the long-term, we would expect to take other additional steps, including but not limited to other sources of capital such as proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments, and additional public or private offerings.

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

Common Stock Distributions

On June 26, 2024, our board of directors declared a distribution rate for the month of July 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on July 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

On July 26, 2024, our board of directors declared a distribution rate for the month of August 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on August 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented (in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Distributions paid in cash — common stockholders	$17,733		$23,456
Distributions paid in cash — noncontrolling interests	4,636		4,144
Distributions paid in cash — preferred stockholders	6,259		6,233
Distributions reinvested	11,376		5,974
Total distributions	$40,004		$39,807
Source of distributions
Cash flows provided by operations	$31,674	79%	$39,807	100%
Cash on hand	—	0%	—	0%
Offering proceeds from distribution reinvestment plan	8,330	21%	—	0%
Total sources	$40,004	100%	$39,807	100%

From our inception through June 30, 2024, we paid cumulative distributions of approximately $440.2 million, of which approximately $347.8 million were paid to common stockholders, as compared to cumulative FFO (attributable to common stockholders) of approximately $136.0 million.

For the six months ended June 30, 2024, we paid distributions of approximately $40.0 million, of which approximately $29.1 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $16.1 million.

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

Indebtedness

As of June 30, 2024, our net debt was approximately $1,106.6 million, which included approximately $519.2 million in fixed rate debt and approximately $590.9 million in variable rate debt, less approximately $3.4 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of June 30, 2024, approximately $70.0 million CAD or approximately $51.2 million in USD, was outstanding on the RBC JV Term Loan, and approximately $63.4 million CAD or approximately $46.4 million in USD was outstanding on the SmartCentres Financing. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, investments in our Managed REITs, required payments pursuant to the Sponsor Funding Agreement, and distributions to our Series A Convertible Preferred stockholder, limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification.

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

The following table presents the future principal payments required on outstanding debt as of June 30, 2024 (in thousands):

2024	$1,825
2025	3,935
2026	94,304
2027	637,979
2028	77,498
2029 and thereafter	294,500
Total payments	$1,110,041

As of June 30, 2024, pursuant to various contractual relationships, we are required to make other payments in the amounts of approximately $2.6 million, $7.7 million, and $0.5 million during the years ending December 31, 2024, 2025, and 2026, respectively.

As of June 30, 2024, pursuant to the SSGT III Mezzanine Loan we were potentially required to fund an additional $1.5 million in debt to SSGT III, at their option.

Through June 30, 2024, we have incurred approximately $8.1 million in connection with the Sponsor Funding Agreement, representing approximately 871,000 subordinated units. During the three and six months ended June 30, 2024 we incurred approximately $0.6 million and $1.3 million, respectively, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of June 30, 2024, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement is approximately $62.5 million if SST VI were to sell the maximum amount under its current offering of $1.0 billion.

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

As of June 30, 2024, our net debt was approximately $1,106.6 million, which included approximately $519.2 million in fixed rate debt and approximately $590.9 million in variable rate debt, less approximately $3.4 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of December 31, 2023, our net debt was approximately $1,087 million, which included approximately $523 million in fixed rate debt, approximately $569 million in variable rate debt and approximately $0.1 million in net debt discount, and approximately $4.3 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest as of June 30, 2024, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.7 million annually.

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

The following table summarizes annual debt maturities and average interest rates, excluding the impact of our interest rate hedges, on our outstanding debt as of June 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt	$1,382	$2,984	$93,270	$49,549	$77,498	$294,500	$519,183
Average interest rate(1)	4.96%	4.96%	5.04%	5.23%	5.23%	5.14%
Variable rate debt	$443	$951	$1,034	$588,430	$—	$—	$590,858
Average interest rate(1)	7.28%	7.28%	7.28%	7.28%	N/A	N/A

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2024, excluding the impact of interest rate derivatives. (See Note 5 – Debt for additional information.) Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2024.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended June 30, 2024, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 30, 2024	—	$—	—	4,567,229	(1)
May 31, 2024	553,403	$15.25	553,403	4,013,826	(1)
June 30, 2024	—	$—	—	4,013,826	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Articles of Merger Between SmartStop Self Storage REIT, Inc. and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed on March 18, 2024, Commission File No. 000-55617

3.5

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

10.1

Conformed Copy of Amended Note Purchase Agreement as amended by the First Amendment to Note Purchase Agreement dated April 19, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2024, Commission File No. 000-55617

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and six months ended June 30, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: August 13, 2024	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)