Form 10-Q
period 2024-09-30
SmartStop Self Storage REIT, Inc.
filed 2024-11-13
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 87,770,114 outstanding shares of Class A common stock and 8,141,171 outstanding shares of Class T common stock of the registrant.

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

•
Changes in the Canadian Dollar ("CAD")/U.S. Dollar ("USD") exchange rate could have a material adverse effect on our operating results and value of the investment of our stockholders.
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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate facilities:
Land	$438,333	$430,869
Buildings	1,442,534	1,401,981
Site improvements	93,330	91,896
	1,974,197	1,924,746
Accumulated depreciation	(293,518)	(255,844)
	1,680,679	1,668,902
Construction in process	7,651	5,977
Real estate facilities, net	1,688,330	1,674,879
Cash and cash equivalents	36,701	45,079
Restricted cash	8,337	8,348
Investments in unconsolidated real estate ventures (Note 4)	42,847	35,832
Investments in and advances to Managed REITs	55,345	34,391
Deferred tax assets	4,512	4,450
Other assets, net	21,711	21,701
Intangible assets, net of accumulated amortization	2,587	1,170
Trademarks, net of accumulated amortization	15,700	15,771
Goodwill	53,643	53,643
Debt issuance costs, net of accumulated amortization	7,493	377
Total assets	$1,937,206	$1,895,641
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,179,904	$1,087,401
Accounts payable and accrued liabilities	55,537	28,978
Due to affiliates	371	416
Distributions payable	8,803	9,156
Deferred tax liabilities	6,215	6,194
Total liabilities	1,250,830	1,132,145
Commitments and contingencies (Note 12)
Redeemable common stock	58,356	71,277
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively, with aggregate liquidation preferences of $203,142 and $203,151 at September 30, 2024 and December 31, 2023, respectively	196,356	196,356
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 88,477,687 and 88,761,135 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	89	89
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,144,385 and 8,113,827 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	894,960	894,857
Distributions	(367,640)	(324,191)
Accumulated deficit	(181,958)	(167,270)
Accumulated other comprehensive income	(1,583)	847
Total SmartStop Self Storage REIT, Inc. equity	343,876	404,340
Noncontrolling interests in our Operating Partnership	87,432	91,488
Other noncontrolling interests	356	35
Total noncontrolling interests	87,788	91,523
Total equity	431,664	495,863
Total liabilities, temporary equity and equity	$1,937,206	$1,895,641

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Self storage rental revenue	$52,921	$52,502	$156,050	$155,457
Ancillary operating revenue	2,457	2,255	6,973	6,626
Managed REIT Platform revenue	2,923	2,518	8,328	9,115
Reimbursable costs from Managed REITs	1,856	1,430	5,011	4,232
Total revenues	60,157	58,705	176,362	175,430
Operating expenses:
Property operating expenses	18,249	16,317	53,334	49,333
Managed REIT Platform expenses	1,053	1,307	2,552	2,538
Reimbursable costs from Managed REITs	1,856	1,430	5,011	4,232
General and administrative	7,210	6,277	22,449	19,996
Depreciation	13,836	13,427	41,057	40,075
Intangible amortization expense	215	1,732	461	5,487
Acquisition expenses	38	76	121	118
Total operating expenses	42,457	40,566	124,985	121,779
Income from operations	17,700	18,139	51,377	53,651
Other income (expense):
Equity in earnings (losses) from investments in joint ventures	(380)	(274)	(1,068)	(1,215)
Equity in earnings (losses) from investments in Managed REITs	(248)	(444)	(957)	(894)
Other, net	(1,981)	(266)	(2,949)	(161)
Interest income	1,023	699	2,375	2,537
Interest expense	(19,102)	(15,925)	(52,949)	(45,534)
Loss on debt extinguishment	—	—	(471)	—
Income tax (expense) benefit	(404)	1,050	(1,093)	907
Net (loss) income	(3,392)	2,979	(5,735)	9,291
Net (income) loss attributable to noncontrolling interests	314	(464)	405	(1,574)
Less: Distributions to preferred stockholders	(3,142)	(3,151)	(9,358)	(9,349)
Net (loss) income attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(6,220)	$(636)	$(14,688)	$(1,632)
Net (loss) income per Class A & Class T share – basic	$(0.07)	$(0.01)	$(0.16)	$(0.02)
Net (loss) income per Class A & Class T share – diluted	$(0.07)	$(0.01)	$(0.16)	$(0.02)
Weighted average Class A shares outstanding – basic & diluted	88,347,183	88,725,350	88,570,764	88,725,831
Weighted average Class T shares outstanding – basic & diluted	8,129,804	8,112,234	8,123,312	8,098,669

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(3,392)	$2,979	$(5,735)	$9,291
Other comprehensive income (loss):
Foreign currency translation adjustment	774	(1,410)	(1,144)	27
Foreign currency hedge contract gains (losses)	(538)	1,244	1,322	189
Interest rate swap and cap contract losses	(1,626)	(640)	(2,940)	(1,583)
Other comprehensive loss	(1,390)	(806)	(2,762)	(1,367)
Comprehensive income (loss)	(4,782)	2,173	(8,497)	7,924
Comprehensive income attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	482	(370)	737	(1,415)
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$(4,300)	$1,803	$(7,760)	$6,509

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2024	88,696,458	$89	8,124,618	$8	$894,870	$(353,086)	$(175,738)	$(361)	$365,782	$89,036	$454,818	$196,356	$65,371
Offering costs	—	—	—	—	(64)	—	—	—	(64)	—	(64)	—	—
Changes to redeemable common stock	—	—	—	—	(5,602)	—	—	—	(5,602)	—	(5,602)	—	5,602
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	330	330	—	—
Redemptions of common stock	(547,947)	(1)	(18,104)	—	—	—	—	—	(1)	—	(1)	—	(12,617)
Issuance of restricted stock, net of forfeitures	(1,049)	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.15 per share)	—	—	—	—	—	(14,554)	—	—	(14,554)	—	(14,554)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,142)	(2,142)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(107)	(107)	—	—
Issuance of shares for distribution reinvestment plan	330,225	1	37,871	—	5,602	—	—	—	5,603	—	5,603	—	—
Equity based compensation expense	—	—	—	—	154	—	—	—	154	1,153	1,307	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(6,220)	—	(6,220)	—	(6,220)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(422)	(422)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	108	108	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	681	681	93	774	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(473)	(473)	(65)	(538)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,430)	(1,430)	(196)	(1,626)	—	—
Balance as of September 30, 2024	88,477,687	$89	8,144,385	$8	$894,960	$(367,640)	$(181,958)	$(1,583)	$343,876	$87,788	$431,664	$196,356	$58,356

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2023	88,936,541	$89	8,113,553	$8	$894,583	$(294,917)	$(165,520)	$3,159	$437,402	$93,205	$530,607	$196,356	$70,599
Changes to redeemable common stock	—	—	—	—	(5,901)	—	—	—	(5,901)	—	(5,901)	—	5,901
Redemptions of common stock	(446,718)	—	(31,755)	—	—	—	—	—	—	—	—	—	(7,039)
Forfeitures of restricted stock	(3,424)	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.15 per share)	—	—	—	—	—	(14,642)	—	—	(14,642)	—	(14,642)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,081)	(2,081)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(258)	(258)	—	—
Issuance of shares for distribution reinvestment plan	348,984	—	39,233	—	5,901	—	—	—	5,901	—	5,901	—	—
Equity based compensation expense	—	—	—	—	136	—	—	—	136	1,323	1,459	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(636)	—	(636)	—	(636)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	360	360	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	104	104	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,245)	(1,245)	(165)	(1,410)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,098	1,098	146	1,244	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(565)	(565)	(75)	(640)	—	—
Balance as of September 30, 2023	88,835,383	$89	8,121,031	$8	$894,719	$(309,559)	$(166,156)	$2,447	$421,548	$92,559	$514,107	$196,356	$69,461

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2023	88,761,135	$89	8,113,827	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277
Offering costs	—	—	—	—	(145)	—	—	—	(145)	—	(145)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(15,315)	(1)	—	—	(219)	—	—	—	(220)	—	(220)	—	—
Changes to redeemable common stock	—	—	—	—	(16,979)	—	—	—	(16,979)	—	(16,979)	—	16,979
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	330	330	—	—
Redemptions of common stock	(1,308,487)	(1)	(84,135)	—	—	—	—	—	(1)	—	(1)	—	(29,900)
Issuance of restricted stock, net of forfeitures	40,651	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($0.45 per share)	—	—	—	—	—	(43,449)	—	—	(43,449)	—	(43,449)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(6,389)	(6,389)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(334)	(334)	—	—
Issuance of shares for distribution reinvestment plan	999,703	1	114,693	—	16,978	—	—	—	16,979	—	16,979	—	—
Equity based compensation expense	—	—	—	—	468	—	—	—	468	3,395	3,863	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(14,688)	—	(14,688)	—	(14,688)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	-	(729)	(729)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	-	324	324	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,008)	(1,008)	(136)	(1,144)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,165	1,165	157	1,322	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(2,587)	(2,587)	(353)	(2,940)	—	—
Balance as of September 30, 2024	88,477,687	$89	8,144,385	$8	$894,960	$(367,640)	$(181,958)	$(1,583)	$343,876	$87,788	$431,664	$196,356	$58,356

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	88,853,454	$89	8,085,550	$8	$894,284	$(266,152)	$(164,524)	$3,655	$467,360	$94,460	$561,820	$196,356	$76,578
Offering Costs	—	—	—	—	(11)	—	—	—	(11)	—	(11)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(17,422)	—	—	—	(247)	—	—	—	(247)	—	(247)	—	—
Changes to redeemable common stock	—	—	—	—	(11,875)	—	—	—	(11,875)	—	(11,875)	—	11,875
Redemptions of common stock	(745,847)	(1)	(42,623)	—	—	—	—	—	(1)	—	(1)	—	(18,992)
Issuance of restricted stock, net of forfeitures	42,566	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.45 per share)	—	—	—	—	—	(43,407)	—	—	(43,407)	—	(43,407)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(6,216)	(6,216)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(485)	(485)	—	—
Issuance of shares for distribution reinvestment plan	702,632	1	78,104	—	11,875	—	—	—	11,876	—	11,876	—	—
Equity based compensation expense	—	—	—	—	693	—	—	—	693	3,385	4,078	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(1,632)	—	(1,632)	—	(1,632)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	1,097	1,097	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	477	477	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	24	24	3	27	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	167	167	22	189	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,399)	(1,399)	(184)	(1,583)	—	—
Balance as of September 30, 2023	88,835,383	$89	8,121,031	$8	$894,719	$(309,559)	$(166,156)	$2,447	$421,548	$92,559	$514,107	$196,356	$69,461
See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(5,735)	$9,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,518	45,563
Change in deferred tax assets and liabilities	602	(1,527)
Accretion of fair market value adjustment of debt	80	10
Amortization of debt issuance costs	2,975	2,026
Loss on extinguishment of debt	471	—
Equity based compensation expense	3,863	4,079
Non-cash adjustment from equity method investments in joint ventures	1,068	1,215
Non-cash adjustment from equity method investments in Managed REITs	957	1,315
Accretion of financing fee revenues	(114)	(576)
Unrealized foreign currency and derivative (gains) losses	4,215	(839)
Issuance of noncontrolling interest in SST VI Advisor	330	—
Non-cash adjustments for sponsor funding reduction	598	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	2,684	7,176
Accounts payable and accrued liabilities	12,288	5,526
Managed REITs receivables	(12,333)	(4,561)
Due to affiliates	(45)	15
Net cash provided by operating activities	53,422	68,713
Cash flows from investing activities:
Purchase of real estate	(54,909)	(15,617)
Additions to real estate and construction in process	(8,565)	(10,134)
Insurance proceeds on insured property damage	—	1,686
Investments in unconsolidated joint ventures, net	(8,759)	(7,489)
Deposits on acquisition of real estate	(474)	(753)
Capital distributions from Managed REITs	463	444
SSGT III loan funding	—	(8,000)
SSGT III loan repayment	4,000	20,500
SSGT III Bridge loan funding	(20,000)	—
SSGT III Bridge loan repayment	15,000	—
SST VI Mezzanine loan funding	—	(15,000)
SST VI Mezzanine loan repayment	—	50,000
SST VI promissory note funding	(8,000)	(15,000)
SST VI preferred equity investment	—	(15,000)
SST VI preferred equity investment redemption	—	15,000
Purchase of SST VI Subordinated Class C Units	(926)	—
Settlement of foreign currency hedges	1,939	2,851
Purchase of other assets	(70)	—
Net cash (used in) provided by investing activities	(80,301)	3,488
Cash flows from financing activities:
Gross proceeds from issuance of non-credit facility debt	75,590	—
Repayment of non-credit facility debt	(15,000)	(12,017)
Scheduled principal payments on non-credit facility debt	(2,617)	(1,964)
Proceeds from issuance of credit facility debt	659,000	105,000
Repayment of credit facility debt	(623,808)	(105,000)
Debt issuance costs	(9,614)	—
Offering costs	(88)	(11)
Redemption of common stock	(21,228)	(11,993)
Restricted stock withholding for payroll taxes	(218)	(247)
Distributions paid to preferred stockholders	(9,367)	(9,349)
Distributions paid to common stockholders	(26,684)	(31,895)
Distributions paid to noncontrolling interests in our OP	(6,521)	(6,251)
Distributions paid to other noncontrolling interests	(333)	(485)
Net cash provided by (used in) financing activities	19,112	(74,212)
Impact of foreign exchange rate changes on cash and restricted cash	(622)	(215)
Change in cash, cash equivalents, and restricted cash	(8,389)	(2,226)
Cash, cash equivalents, and restricted cash beginning of year	53,427	46,038
Cash, cash equivalents, and restricted cash end of year	$45,038	$43,812

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Amounts in thousands)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$46,311	$38,848
Cash paid for income taxes	$53	$16
Supplemental disclosure of noncash activities:
Deposits applied to the purchase of real estate	$—	$400
Redemption of common stock included in accounts payable and accrued liabilities	$12,617	$7,000
Distributions payable	$8,803	$8,928
Real estate and construction in process included in accounts payable and accrued liabilities	$623	$—
Issuance of shares pursuant to distribution reinvestment plan	$16,979	$11,875
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$—	$1,083

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of September 30, 2024, we wholly-owned 157 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin) and Canada.

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

We operate the properties owned by the Managed REITs, which together with one other self storage property we manage, as of September 30, 2024, represented 35 operating properties and approximately 27,500 units and 3.0 million rentable square feet. Through our Managed REIT Platform (as defined below), we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of September 30, 2024, we owned approximately 88% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 12% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the “Former Dealer Manager”). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

As of September 30, 2024, we had sold approximately 10.3 million Class A Shares and approximately 1.3 million Class T Shares through our distribution reinvestment plan, of which, approximately 0.5 million Class A Shares and approximately 0.1 million Class T Shares were sold under our current DRP Offering. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders.

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

September 30, 2024

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

Pacific Oak Holding Group, LLC, the parent company of Pacific Oak Capital Markets, LLC, the dealer manager for the public offering of SST VI, is a 17.5% non-voting member of Strategic Storage Advisor VI, LLC, our advisor to SST VI (the “SST VI Advisor”). We are the primary beneficiary of SST VI Advisor, and its operations therefore are consolidated by us.

As of September 30, 2024 and December 31, 2023, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, our Nantucket Joint Venture (as defined below), and our equity investments in the Managed REIT's, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information), and our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III, and SSGT II (through June 1, 2022) which are consolidated.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Investments in and Advances to Managed REITs

As of September 30, 2024 and December 31, 2023, we had both equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

We record the interest and related financing fees on our debt investments on the accrual basis and such income was previously included in Other, net, within our consolidated statements of operations. Such income has been reclassified to Interest income within the consolidated statements of operations included herein. While we do make loans periodically, we do not consider that to be part of our primary operating activity, and therefore do not report income from loans as operating income.

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

September 30, 2024

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $1.8 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2024 and 2023, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2024 and 2023, our property acquisitions did not meet the definition of a business. To date, our acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended September 30, 2024 and 2023, we expensed approximately $38,000 and $76,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the nine months ended September 30, 2024 and 2023, we expensed approximately $121,000 and $118,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2023, no real property asset impairment losses were recognized. For the nine months ended September 30, 2024, we recorded a casualty loss in connection with damage to one of our wholly-owned properties caused by Hurricane Helene. Please see Note 3 – Real Estate for additional detail.

Casualty Insurance Recoveries

In the event of a wind storm, flood, fire or other such event causing property damage, we estimate the carrying value of the damaged property and record a corresponding casualty loss. If we determine that an insurance recovery is probable, we record such estimated recovery as a receivable up to the amount of the casualty loss. Any amount of insurance recovery for such loss in excess of the amount of the casualty loss recorded is considered a gain contingency and is recognized when the claim is fully settled.

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 10 – Related Party Transactions), which occurred in 2019. Goodwill is recorded as the difference, if any, between the aggregate consideration

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

As of September 30, 2024 and December 31, 2023, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. The “Strategic Storage®” trademark is a definite lived trademark, which was fully amortized as of September 30, 2024. As of December 31, 2023, approximately $71,000 was recorded to the “Strategic Storage®” trademark.

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

September 30, 2024

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

Pursuant to the Sponsor Funding Agreement, SmartStop, through a wholly-owned subsidiary, is required to fund the payment of the front-end sales load for the sale of SST VI’s class Y and class Z shares sold in its offering. In exchange, SmartStop receives a number of series C convertible units (“Series C Units”) in SST VI OP calculated as the dollar amount of such funding divided by the then-current offering price, which was $9.30 through August 6, 2024 for such class Y and Z shares. The Series C Units shall automatically convert into class A units of SST VI OP on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the class Y shares and class Z shares, calculated net of the Series C Units to be converted. On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into class A units of SST VI OP, and our future purchases will be determined based on the current estimated net asset value at such time. Subsequent to SST VI declaring an estimated net asset value of $10.00 per share, the number of Series C Units SmartStop receives in exchange for funding the front-end sales load of the sale of SST VI's class Y and class Z shares is calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such class Y and Z shares.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Balance as of December 31, 2022	$—
Amounts incurred	3,527
Recorded sponsor funding reduction	(34)
Balance as of December 31, 2023	$3,493
Amounts incurred	$932
Recorded sponsor funding reduction	(598)
Balance as of September 30, 2024	$3,827

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2024 and December 31, 2023, approximately $1.0 million and $0.9 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense.

We incurred advertising costs of approximately $1.3 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, within property operating expenses, and approximately $0.7 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, within general and administrative.

We incurred advertising costs of approximately $4.0 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively, within property operating expenses, and approximately $1.7 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively, within general and administrative.

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

September 30, 2024

(Unaudited)

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives, generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of September 30, 2024, the gross amount of the intangible assets was approximately $82.1 million, and accumulated amortization was approximately $79.5 million. As of December 31, 2023, the gross amount of the intangible assets was approximately $80.7 million, and accumulated amortization was approximately $79.5 million. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2024, 2025, 2026, 2027, 2028, and thereafter is approximately $0.3 million, $1.2 million, $0.2 million, $0.1 million, $0.1 million, and $0.6 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $2.6 million was approximately 3.2 years as of September 30, 2024.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the balance sheet as a deduction from debt; amounts incurred related to obtaining revolving debt are included in the debt issuance costs line on our consolidated balance sheet. See Note 5 – Debt for additional information. Debt issuance costs are amortized using the effective interest method.

As of September 30, 2024 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.3 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $1.8 million. As of December 31, 2023, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million.

As of September 30, 2024, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.0 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.7 million. As of December 31, 2023, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.7 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.4 million.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $0.2 million and a loss of approximately $3.8 million for the three months ended September 30, 2024 and 2023, respectively, and represented a loss of approximately $1.5 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Employee Benefit Plan

The Company maintains its own retirement savings plan under Section 401(k) of the Internal Revenue Code, as amended (the "Code"), under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. The Company matches 100% on contributions up to the first 4% of an employee’s compensation.

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

September 30, 2024

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

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of September 30, 2024 and December 31, 2023, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$502,200	$519,471	$505,700	$523,019

During the nine months ended September 30, 2024 and 2023, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2024, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at September 30, 2024
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate derivatives	$—	$202	$—
Accounts payable and accrued liabilities - interest rate derivatives	$—	$5,656	$—
Accounts payable and accrued liabilities - foreign currency hedges	$—	$1,326	$—

	Fair Value Measurements at December 31, 2023
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate derivatives	$—	$3,485	$—
Accounts payable and accrued liabilities - foreign currency hedges	$—	$985	$—

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

September 30, 2024

(Unaudited)

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2020-2023 remain open to examination by the major taxing jurisdictions to which we are subject.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Concentration

No single self storage customer represents a significant concentration of our revenues. For the nine months ended September 30, 2024, approximately 22%, 20%, and 10% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

September 30, 2024

(Unaudited)

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(3,392)	$2,979	$(5,735)	$9,291
Net (income) loss attributable to noncontrolling interests	314	(464)	405	(1,574)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	(3,078)	2,515	(5,330)	7,717
Less: Distributions to preferred stockholders	(3,142)	(3,151)	(9,358)	(9,349)
Less: Distributions to participating securities	(113)	(93)	(340)	(276)
Net (loss) income attributable to common stockholders - basic:	(6,333)	(729)	(15,028)	(1,908)
Net (loss) income attributable to common stockholders - diluted:	$(6,333)	$(729)	$(15,028)	$(1,908)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	96,476,987	96,837,584	96,694,076	96,824,500
Unvested LTIP Units	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Average number of common shares outstanding - diluted	96,476,987	96,837,584	96,694,076	96,824,500
Earnings per common share:
Basic	$(0.07)	$(0.01)	$(0.16)	$(0.02)
Diluted	$(0.07)	$(0.01)	$(0.16)	$(0.02)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726	18,761,726	18,761,726
Class A and Class A-1 OP Units	13,245,359	12,864,174	13,201,258	12,831,077
Unvested LTIP Units	403,562	443,655	356,600	378,665
Unvested restricted stock awards	30,277	36,200	22,413	65,121
	32,440,924	32,105,755	32,341,997	32,036,589

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Recently Issued Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280).” The guidance in ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Other than the required incremental disclosures, we do not expect it to have a material impact on our consolidated financial statements and related disclosures. We expect to adopt this ASU for the annual report on Form 10-K for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact upon adoption of the new standard on our consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, “Compensation–Stock Compensation (Topic 718).” ASU 2024-01 adds illustrative guidance in ASC 718 and was issued to reduce complexity in determining whether a profits interest award is subject to the guidance in Topic 718, and to reduce existing diversity in practice. ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement under ASC 718, or as a cash bonus or profit-sharing arrangement under ASC 710 or other guidance, and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. The amendment becomes effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods, with early adoption permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interest and similar awards granted or modified on or after the adoption date. We are currently assessing the impact upon adoption of the new standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Topic 220).” The guidance in ASU 2024-03 was issued to provide investors with more disaggregated information about an entity’s expenses. The amendment becomes effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact upon adoption of the new standard on our consolidated financial statements and related disclosures.

Note 3. Real Estate

The following summarizes the activity in real estate during the nine months ended September 30, 2024 (in thousands):

Real estate
Balance at December 31, 2023	$1,924,746
Impact of foreign exchange rate changes and other	(4,602)
Improvements and additions	7,514
Casualty loss (1)	(6,541)
Acquisitions	53,080
Balance at September 30, 2024	$1,974,197
Accumulated depreciation
Balance at December 31, 2023	$(255,844)
Casualty loss (1)	1,913
Depreciation expense	(40,189)
Impact of foreign exchange rate changes and other	602
Balance at September 30, 2024	$(293,518)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

(1) Hurricane Helene caused record flooding in late September 2024 in Asheville, North Carolina. One of our 14 wholly-owned properties in this market was severely flooded. As a result of the storm event, flooding and related damage, we recorded a net casualty loss related to this property of approximately $4.6 million during the three and nine months ended September 30, 2024, to write-off the carrying value. We expect to rebuild and therefore we believe it is probable that we will receive insurance proceeds to offset the casualty loss and have recorded a receivable related to our pending insurance claims. Consequently the casualty loss was completely offset in our consolidated statements of operations by such recovery. Any amount of insurance recovery related to the property damage in excess of the casualty loss incurred is considered a gain contingency, and will be recognized upon final settlement of the claims.

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

On September 24, 2024, we purchased a self storage facility located in Miami, Florida (the "Miami Property"). The purchase price for the Miami Property was approximately $31.2 million, plus closing costs. Upon acquisition, the property was approximately 96% occupied.

The following table summarizes our purchase price allocation for our acquisitions during the nine months ended September 30, 2024 (in thousands):

Acquisition	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2024 Revenue(2)	2024 Net Operating Income(2)(3)
Colorado Springs II	4/10/2024	$9,841	$675	$10,516	$446	$266
Spartanburg	7/16/2024	12,831	401	13,232	229	124
Miami	9/24/2024	30,408	753	31,161	25	3
		$53,080	$1,829	$54,909	$700	$393

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

(1) The allocation noted above is based on a determination of the relative fair value of the total consideration provided and represents the amount paid including capitalized acquisition costs.

(2) The operating results of the self storage properties acquired have been included in our consolidated statements of operations since their acquisition dates.

(3) Net operating income excludes corporate general and administrative expenses, interest expense, depreciation, amortization and acquisition related expenses.

Potential Acquisitions

As of November 13, 2024, we, through our wholly-owned subsidiaries were party to four purchase and sale agreements with unaffiliated third parties for the acquisition of self storage facilities located in the United States and Canada. The total purchase price for these properties is approximately $83.3 million, plus closing costs. There can be no assurance that we will complete these acquisitions. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $1.2 million as a result.

We may assign some or all of the above purchase and sale agreements to one or more of our Managed REITs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 4. Investments in Unconsolidated Real Estate Ventures

Nantucket Joint Venture

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the "Nantucket Joint Venture"). On such date we agreed to purchase a minority ownership in the property of approximately 38%, and immediately funded approximately $4.9 million. In September 2024, we funded an additional $1.3 million. Upon completion of development, we expect to serve as property manager of the self storage property. This investment is accounted for pursuant to the equity method of accounting as we have the ability to exercise influence, but not control. As of September 30, 2024, the carrying value of this investment was approximately $6.2 million.

SmartCentres Joint Ventures

As a result of the SST IV Merger, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating as of September 30, 2024. As a result of the SSGT II Merger, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating as of September 30, 2024.

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

For the three months ended September 30, 2024 and 2023, we recorded net aggregate loss of approximately $0.4 million and $0.3 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

For the nine months ended September 30, 2024 and 2023, we recorded net aggregate loss of approximately $1.1 million and $1.2 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the “JV Properties”) (in thousands):

JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of September 30, 2024	Carrying Value of Investment as of December 31, 2023
Dupont (1)(6)	October 2019	$3,731	$3,975
East York (2)(6)	June 2020	5,667	5,663
Brampton (2)(6)	November 2020	1,979	1,975
Vaughan (2)(6)	January 2021	2,222	2,297
Oshawa (2)(6)	August 2021	1,348	1,275
Scarborough (2)(5)	November 2021	2,377	2,343
Aurora (1)(5)	December 2022	2,177	2,481
Kingspoint (2)(5)	March 2023	3,568	3,947
Whitby (4)	January 2024	8,221	7,076
Markham (1)(7)	May 2024	2,639	2,064
Regent (3)	Under Development	2,743	2,736
		$36,672	$35,832

(1)
These joint venture properties were acquired through the SSGT II Merger, which closed on June 1, 2022.
(2)
These joint venture properties were acquired through the SST IV Merger, which closed on March 17, 2021.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

(3)
This property was leased as a single tenant industrial lease as of September 30, 2024. The joint venture plans to develop this property into a self storage facility in the future.
(4)
This property was acquired on January 12, 2023 in connection with a purchase agreement assumed in the SSGT II Merger.
(5)
As of September 30, 2024, these properties were encumbered by first mortgages pursuant to the RBC JV Term Loan II (defined below).
(6)
As of September 30, 2024, these properties were encumbered by first mortgages pursuant to the RBC JV Term Loan (defined below).
(7)
This property is encumbered by a first mortgage pursuant to the SmartCentres Financings (defined below).

RBC JV Term Loan II

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan (the “RBC JV Term Loan II”) with Royal Bank Canada ("RBC") pursuant to which three of our joint venture subsidiaries that each own 50% of a JV Property serve as borrowers (the “RBC Borrowers II”). The RBC JV Term Loan II is secured by first mortgages on three of the JV Properties which were previously encumbered by the SmartCentres Financings. The maturity date of the RBC JV Term Loan II is November 3, 2025, which may be requested to be extended by one additional year at the sole discretion of RBC and subject to certain conditions. Interest on the RBC JV Term Loan is a fixed annual rate of 4.97%, and payments are interest only during the term of the loan.

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

The net proceeds from the RBC JV Term Loan II, in combination with cash on hand were used to fully repay the allocated loan amounts of approximately $46.4 million CAD or approximately $34.1 million USD under the SmartCentres Financings for each of the three JV Properties.

As of September 30, 2024, there was approximately $46.0 million CAD or approximately $34.0 million USD outstanding on the RBC JV Term Loan II.

RBC JV Term Loan

On November 3, 2023, five of our joint ventures with SmartCentres closed on a $70 million CAD term loan (the “RBC JV Term Loan”) with RBC pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). The RBC JV Term Loan is secured by first mortgages on five of the JV Properties which were previously encumbered by the SmartCentres Financings (as defined below). The maturity date of the RBC JV Term Loan is November 2, 2025, which may be requested to be extended by one additional year by the RBC Borrowers, subject to the approval of RBC in its sole and absolute discretion. Interest on the RBC JV Term Loan is a fixed annual rate of 6.21%, and payments are interest only during the term of the loan.

We and SmartCentres each serve as a full recourse guarantor with respect to 50% of the secured obligations under the RBC JV Term Loan. The RBC JV Term Loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. Pursuant to the terms of the RBC JV Term Loan, a failure by either us or SmartCentres to observe any negative covenant under each of our Separate Credit Facilities would be an event of default under the RBC JV Term Loan; in addition, certain actions by either us or SmartCentres may trigger an event of default under the RBC JV Term Loan. We and SmartCentres entered into a separate Cross-Indemnity Agreement pursuant to

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

which we and SmartCentres have each agreed to indemnify the other party with respect to any claims arising from a breach or default of the other party pursuant to the RBC JV Term Loan or the Separate Credit Facilities.

The majority of net proceeds from the RBC JV Term Loan were used to fully repay the allocated loan amounts of approximately $68.9 million CAD under the SmartCentres Financings (as defined below) for each of the five JV Properties.

As of September 30, 2024, $70.0 million CAD or approximately $51.8 million in USD, was outstanding on the RBC JV Term Loan.

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

The SmartCentres Loan I and SmartCentres Loan II have an accordion feature such that borrowings pursuant thereto may be increased up to approximately $120 million CAD each, subject to certain conditions set forth in the MMCA I and MMCA II agreements. Additionally, pursuant to the MMCA I and MMCA II agreements, the collective borrowings between all SmartCentres Financings, and loans made by the SmartCentres Lender to our affiliates, are limited to an overall combined capacity of $120 million CAD.

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

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of September 30, 2024, the joint ventures were in compliance with all such covenants.

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan with RBC pursuant to which three of our joint venture subsidiaries that each own 50% of a JV Property serve as borrowers. The RBC JV Term Loan II is secured by first mortgages on three of the JV Properties which were previously encumbered by the SmartCentres Financings. The net proceeds from such loan were used to fully repay the allocated loan amounts of approximately $46.4 million CAD or approximately $34.1 million USD under the SmartCentres Financings for each of the three JV Properties.

Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of September 30, 2024, the total interest rate was approximately 7.3%.

As of September 30, 2024, approximately $17.3 million CAD or approximately $12.8 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2023, approximately $57.3 million CAD or approximately $43.3

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the JV Properties.

Note 5. Debt

Our debt is summarized as follows (in thousands):

Loan	September 30, 2024	December 31, 2023	Interest Rate	Maturity Date
KeyBank Bridge Loan	$5,000	$—	7.71%	7/31/2025
KeyBank CMBS Loan(1)	89,702	91,042	3.89%	8/1/2026
Ladera Office Loan	3,761	3,833	4.29%	11/1/2026
2024 Credit Facility	603,881	—	6.91%	2/22/2027
2027 NBC Loan (6) (7)	54,896	—	6.80%	3/7/2027
KeyBank Florida CMBS Loan(2)	50,131	50,751	4.65%	5/1/2027
2028 Canadian Term Loan (6)(8)	81,378	82,973	6.41%	12/1/2028
CMBS Loan(3)	104,000	104,000	5.00%	2/1/2029
SST IV CMBS Loan (4)	40,500	40,500	3.56%	2/1/2030
2032 Private Placement Notes (5)	150,000	150,000	5.28%	4/19/2032
Credit Facility Term Loan - USD	—	250,000
Credit Facility Revolver - USD	—	318,688
Discount on secured debt, net	—	(80)
Debt issuance costs, net	(3,345)	(4,306)
Total debt	$1,179,904	$1,087,401

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

September 30, 2024

(Unaudited)

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

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2024 was approximately 6.1%. We are subject to certain restrictive covenants, as amended, relating to the outstanding debt, and as of September 30, 2024, we were in compliance with all such covenants.

KeyBank Bridge Loan

On July 31, 2024, we entered into a bridge loan with KeyBank for up to $45.0 million (the “KeyBank Bridge Loan”) which matures on July 31, 2025. The KeyBank Bridge Loan was able to be funded in up to two draws, neither of which could occur after 90 days from closing. No amounts borrowed and repaid under such loan were available to be redrawn. At closing, we drew $20.0 million. There were no subsequent draws within 90 days after initial closing, and we no longer have the ability to draw additional funds pursuant to this loan.

The KeyBank Bridge Loan was completed in connection with SSGT III's acquisition of two self storage facilities on July 31, 2024, whereby our Operating Partnership provided a similar bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s closing on such properties. An indirect wholly-owned subsidiary of SSGT III is sponsoring a private offering of beneficial interests in a Delaware statutory trust ("DST") relating to the two properties. We, through a newly formed subsidiary of SmartStop REIT Advisors, LLC ("SRA"), will serve as property manager of both of these properties.

The KeyBank Bridge Loan incurs interest based on adjusted daily simple SOFR plus 275 basis points. The SSGT III Bridge Loan incurs interest based on adjusted daily simple SOFR plus 300 basis points. The SSGT III Bridge Loan is secured by an indirect pledge of equity in the entity sponsoring the private DST offering relating to the two properties mentioned above, as well as a full guaranty by SSGT III OP. We have pledged the SSGT III Bridge Loan to KeyBank as the collateral for the KeyBank Bridge Loan, as well as provided a full guaranty from our Operating Partnership. As such sponsor entity sells such DST interests, it is required to utilize such net proceeds to pay down the SSGT III Bridge Loan and we are similarly required to use such net proceeds to pay down the KeyBank Bridge Loan. In any event, we will be required to pay down at least 15% of the balance within four months, 35% within six months, 55% within nine months, and 75% within twelve months from the final draw. Full repayment is subject to one six month extension option. Similar required paydowns are also required of SSGT III pursuant to the terms of the SSGT III Bridge Loan.

2024 Credit Facility

On February 22, 2024, we through our Operating Partnership (the “Borrower”), entered into an amended and restated revolving credit facility with KeyBank, National Association, as administrative agent and collateral agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto, (the "2024 Credit Facility"). The 2024 Credit Facility replaced the Credit Facility (defined below) the Company entered into on March 17, 2021, and has a maturity date of February 22, 2027.

The aggregate commitment of the 2024 Credit Facility is $650 million. The Borrower has the right to request to increase the commitment amount available under the 2024 Credit Facility by an additional $850 million, for a total potential maximum aggregate amount of $1.5 billion, subject to certain conditions. The 2024 Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the 2024 Credit Facility. Borrowings under the 2024 Credit Facility may be in either USD or CAD. Upon the closing of the 2024 Credit Facility, we immediately drew down an aggregate amount of $576 million, which was used primarily to pay off the amounts outstanding under the Credit Facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

As of September 30, 2024, borrowings under the 2024 Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the 2024 Credit Facility incurs interest is subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the 2024 Credit Facility, with the highest tier limited to a maximum leverage of 60% and a maximum spread of 230 basis points on the 2024 Credit Facility. During the three months ended September 30, 2024, our consolidated leverage ratio was within the second leverage tier, and this loan incurred interest at daily simple SOFR plus a spread of 1.85% and the SOFR Index Adjustment of 0.10%.

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

September 30, 2024

(Unaudited)

certain actions by the administrative agent, including, without limitation, the acceleration of repayment of all amounts outstanding under the 2024 Credit Facility.

Subsequent to the initial draw on the 2024 Credit Facility, during the three months ended September 30, 2024, we borrowed an additional $67.5 million in order to fund our acquisitions of the Spartanburg and Miami Properties, to lend to the Managed REITs, and to fund other general corporate activities.

Subsequent to the initial draw on the 2024 Credit Facility, during the nine months ended September 30, 2024, we borrowed an additional $83.0 million in order to fund our acquisitions of the Colorado Springs II, Spartanburg and Miami Properties, to lend to the Managed REITs, and to fund other general corporate activities.

During the nine months ended September 30, 2024, the Colorado Springs II Property was added to the borrowing base of the 2024 Credit Facility.

As of September 30, 2024, 90 of our wholly-owned properties were encumbered by the 2024 Credit Facility, and we had borrowed approximately $604 million of the $650 million maximum potential current commitment of the 2024 Credit Facility. The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of September 30, 2024, based on the aforementioned and other borrowing base calculations, we had the ability to draw up to an additional approximately $46.1 million on the current capacity of the revolver.

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

Previously, four of the Secured NBC Properties were included in the borrowing base of the 2024 Credit Facility, and the other property was unencumbered. The net proceeds from the 2027 NBC Loan were used to pay down the 2024 Credit Facility by approximately $55.1 million USD, and accordingly, the respective four properties were released as collateral from the 2024 Credit Facility.

The 2027 NBC Loan has a maturity date of March 7, 2027, which may be extended for additional one-year periods in the discretion of the lenders. The 2027 NBC Loan carries a variable interest rate based on either the Canadian Overnight Repo Rate Average (“CORRA”) or the Canadian Prime Rate. As of September 30, 2024, borrowings under the 2027 NBC Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%.

On March 12, 2024, we entered into an interest rate swap agreement based on CORRA with NBC whereby, inclusive of the swap we fixed the interest rate on the NBC loan at 6.42% for the initial three year term of the loan. The 2027 NBC Loan requires monthly amortizing principal and interest payments, which are based on a 25-year amortization schedule. The 2027 NBC Loan may be prepaid, in whole or in part, at any time upon prior written notice to the lenders, subject to interest rate swap breakage costs. SmartStop and the 2027 NBC Loan Borrowers provided an ordinary course environmental indemnity in favor of NBC and the lenders. SmartStop serves as a non-recourse guarantor, and each borrower provided a limited recourse guaranty up to the amount of the collateral pledged by it, under the 2027 NBC Loan.

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

September 30, 2024

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table presents the future principal payments required on outstanding debt as of September 30, 2024 (in thousands):

2024	$915
2025	8,948
2026	94,333
2027	706,122
2028	78,431
2029 and thereafter	294,500
Total payments	1,183,249
Debt issuance costs, net	(3,345)
Total	$1,179,904

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

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock were initially equal to a rate of 6.25% per annum. The dividend rate increased by an additional 0.75% per annum to an aggregate of 7.0% per annum on October 29, 2024. The dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, unless the Series A Convertible Preferred Stock is redeemed or repurchased in full. The dividends are payable in arrears for the prior calendar quarter on or before the 15th day of March, June, September and December of each year. The Series A Convertible Preferred Stock has not been redeemed and therefore the dividend rate was increased to 7.0% per annum.

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

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series A Convertible Preferred Stock for cash. The amount of such redemption will be equal to the Liquidation Amount. Upon the listing of our common stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series A Convertible Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had such Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to the Listing, and then all of such Preferred Shares were sold in the Listing, or (ii) the Liquidation Amount. Upon a change of control event, we have the right to redeem any or all outstanding Series A Convertible Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had the Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to such change of control or (ii) the Liquidation Amount. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series A Convertible Preferred Stock have the right to require us to repurchase the Series A Convertible Preferred Stock at an amount equal to the Liquidation Amount with no Premium Amount.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Subject to our redemption rights in the event of a listing or change of control described above, the holders of Series A Convertible Preferred Stock have the right to convert any or all of the Series A Convertible Preferred Stock held by such holders into common stock at a rate per share equal to the quotient obtained by dividing the Liquidation Amount by the conversion price. The conversion price is $10.66, as may be adjusted in connection with stock splits, stock dividends and other similar transactions.

The holders of Series A Convertible Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders, except that in the event that the dividend for the Series A Convertible Preferred Stock has not been paid for at least four quarters (whether or not consecutive), the holders of Series A Convertible Preferred Stock have the right to vote together with our stockholders on any matter submitted to a vote of our stockholders, upon which the holders of the Series A Convertible Preferred Stock and holders of common stock shall vote together as a single class. The number of votes applicable to a share of Series A Convertible Preferred Stock will be equal to the number of shares of common stock a share of Series A Convertible Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote. This foregoing limited voting right shall cease when all past dividend periods have been paid in full. In addition, the affirmative vote of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock is required in certain customary circumstances, as well as other circumstances, such as (i) our real estate portfolio exceeding a leverage ratio of 60% loan-to-value, (ii) entering into certain transactions with our Chief Executive Officer as of the Commitment Date, or his affiliates, (iii) effecting a merger (or similar) transaction with an entity whose assets are not at least 80% self storage related and (iv) entering into any line of business other than self storage and ancillary businesses, unless such ancillary business represents revenues of less than 10% of our revenues for our last fiscal year.

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

As of September 30, 2024, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.1 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.1 million of accumulated and unpaid distributions. As of December 31, 2023, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.2 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.2 million of accumulated and unpaid distributions.

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

September 30, 2024

(Unaudited)

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

The change in the value of the portion of our settled and unsettled foreign currency hedges that are not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a loss of approximately $0.4 million and a gain of approximately $3.8 million for the three months ended September 30, 2024 and 2023, respectively, and a gain of approximately $1.3 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of September 30, 2024 (in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$100,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap	$100,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap (1)	$100,000	1.50%	May 1, 2024	May 1, 2025
SOFR Cap (1)	$100,000	2.00%	July 1, 2024	July 1, 2025
SOFR Cap (2)	$200,000	5.50%	December 2, 2024	December 1, 2026
CORRA Swap (3)	$74,204	3.93%	March 12, 2024	March 7, 2027
Foreign Currency Forwards:
Denominated in CAD (3)	$136,746	1.3648	April 12, 2024	April 11, 2025

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2024	December 31, 2023
Interest Rate Derivatives
Other assets	$202	$3,485
Accounts payable and accrued liabilities (1)	$5,656	$—
Foreign Currency Hedges
Accounts payable and accrued liabilities	$1,326	$985

(1) Included herein is the value of certain SOFR interest rate caps, net of approximately $8.2 million in deferred payments, as well as the fair value of our CORRA swap.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following tables presents the effect of our derivative financial instruments designated for hedge accounting on our consolidated statements of operations for the periods presented (in thousands):

	Gain (loss) recognized in OCI for the three months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended September 30,
Type	2024	2023		2024	2023
Interest Rate Swaps	$(1,133)	$—	Interest expense	$87	$—
Interest Rate Caps	(322)	162	Interest expense	81	802
Foreign Currency Forwards	(538)	1,243	N/A	—	—
	$(1,993)	$1,405		$168	$802

	Gain (loss) recognized in OCI for the nine months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the nine months ended September 30,
Type	2024	2023		2024	2023
Interest Rate Swaps	$(1,181)	$—	Interest expense	$273	$51
Interest Rate Caps	313	1,533	Interest expense	1,799	3,065
Foreign Currency Forwards	1,322	189	N/A	—	—
	$454	$1,722		$2,072	$3,116

Based on the forward rates in effect as of September 30, 2024, we estimate that approximately $0.9 million related to our qualifying cash flow hedges will be reclassified to increase interest expense during the next 12 months.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following is a summary of our income tax expense (benefit) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30, 2024
	Federal	State	Canadian	Total
Current	$17	$12	$144	$173
Deferred	68	1	162	231
Total income tax expense	$85	$13	$306	$404

	For the three months ended September 30, 2023
	Federal	State	Canadian	Total
Current	$117	$20	$155	$292
Deferred	(2)	(1)	(1,339)	(1,342)
Total income tax expense (benefit)	$115	$19	$(1,184)	$(1,050)

	For the nine months ended September 30, 2024
	Federal	State	Canadian	Total
Current	$17	$30	$444	$491
Deferred	192	4	406	602
Total income tax expense	$209	$34	$850	$1,093

	For the nine months ended September 30, 2023
	Federal	State	Canadian	Total
Current	$209	$38	$373	$620
Deferred	(8)	(1)	(1,518)	(1,527)
Total income tax expense (benefit)	$201	$37	$(1,145)	$(907)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	September 30, 2024	December 31, 2023
Deferred tax liabilities:
Intangible contract assets	$(9)	$(18)
Canadian real estate	(9,707)	(9,887)
Total deferred tax liability	(9,716)	(9,905)

Deferred tax assets:
Solar related tax assets	1,654	1,267
Canadian real estate and non-capital losses	8,044	7,561
Total deferred tax assets	9,698	8,828

Valuation allowance	(1,685)	(667)

Net deferred tax liabilities	$(1,703)	$(1,744)

The Canadian non-capital losses expire between 2032 and 2043. As of September 30, 2024 and December 31, 2023, the Company had Canadian non-capital loss carry forwards of approximately $22.9 million and $24.9 million, respectively. As of September 30, 2024 and December 31, 2023, we had a valuation allowance of approximately $1.7 million and $0.7 million, respectively, related to non-capital loss carry-forwards and other deferred tax assets at certain of our Canadian properties.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Three Months Ended September 30, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$52,921	$—	$—	$52,921
Ancillary operating revenue	2,457	—	—	2,457
Managed REIT Platform revenue	—	2,923	—	2,923
Reimbursable costs from Managed REITs	—	1,856	—	1,856
Total revenues	55,378	4,779	—	60,157
Operating expenses:
Property operating expenses	18,249	—	—	18,249
Managed REIT Platform expense	—	1,053	—	1,053
Reimbursable costs from Managed REITs	—	1,856	—	1,856
General and administrative	—	—	7,210	7,210
Depreciation	13,592	—	244	13,836
Intangible amortization expense	202	13	—	215
Acquisition expenses	38	—	—	38
Total operating expenses	32,081	2,922	7,454	42,457
Income (loss) from operations	23,297	1,857	(7,454)	17,700
Other income (expense):
Equity in earnings (losses) from investments in joint ventures	—	—	(380)	(380)
Equity in earnings (losses) from investments in Managed REITs	—	(248)	—	(248)
Other, net	(1,976)	—	(5)	(1,981)
Interest income	263	760	—	1,023
Interest expense	(19,061)	—	(41)	(19,102)
Income tax (expense) benefit	(333)	(75)	4	(404)
Net income (loss)	$2,190	$2,294	$(7,876)	$(3,392)

	Three Months Ended September 30, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$52,502	$—	$—	$52,502
Ancillary operating revenue	2,255	—	—	2,255
Managed REIT Platform revenue	—	2,518	—	2,518
Reimbursable costs from Managed REITs	—	1,430	—	1,430
Total revenues	54,757	3,948	—	58,705
Operating expenses:
Property operating expenses	16,317	—	—	16,317
Managed REIT Platform expense	—	1,307	—	1,307
Reimbursable costs from Managed REITs	—	1,430	—	1,430
General and administrative	—	—	6,277	6,277
Depreciation	13,196	—	231	13,427
Intangible amortization expense	1,683	49	—	1,732
Acquisition expenses	76	—	—	76
Total operating expenses	31,272	2,786	6,508	40,566
Income (loss) from operations	23,485	1,162	(6,508)	18,139
Other income (expense):	—	—	—
Equity in earnings (losses) from investments in joint ventures	—	—	(274)	(274)
Equity in earnings (losses) from investments in Managed REITs	—	(444)	—	(444)
Other, net	(245)	149	(170)	(266)
Interest income	151	548	—	699
Interest expense	(15,883)	—	(42)	(15,925)
Income tax (expense) benefit	1,163	(106)	(7)	1,050
Net income (loss)	$8,671	$1,309	$(7,001)	$2,979

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

	Nine Months Ended September 30, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$156,050	$—	$—	$156,050
Ancillary operating revenue	6,973	—	—	6,973
Managed REIT Platform revenue	—	8,328	—	8,328
Reimbursable costs from Managed REITs	—	5,011	—	5,011
Total revenues	163,023	13,339	—	176,362
Operating expenses:
Property operating expenses	53,334	—	—	53,334
Managed REIT Platform expense	—	2,552	—	2,552
Reimbursable costs from Managed REITs	—	5,011	—	5,011
General and administrative	—	—	22,449	22,449
Depreciation	40,348	—	709	41,057
Intangible amortization expense	350	111	—	461
Acquisition expenses	121	—	—	121
Total operating expenses	94,153	7,674	23,158	124,985
Income (loss) from operations	68,870	5,665	(23,158)	51,377
Other income (expense):
Equity in earnings (losses) from investments in joint ventures	—	—	(1,068)	(1,068)
Equity in earnings (losses) from investments in Managed REITs	—	(957)	—	(957)
Other, net	(2,891)	—	(58)	(2,949)
Interest income	758	1,617	—	2,375
Interest expense	(52,826)	—	(123)	(52,949)
Loss on debt extinguishment	(471)	—	—	(471)
Income tax (expense) benefit	(862)	(210)	(21)	(1,093)
Net income (loss)	$12,578	$6,115	$(24,428)	$(5,735)

	Nine Months Ended September 30, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$155,457	$—	$—	$155,457
Ancillary operating revenue	6,626	—	—	6,626
Managed REIT Platform revenue	—	9,115	—	9,115
Reimbursable costs from Managed REITs	—	4,232	—	4,232
Total revenues	162,083	13,347	—	175,430
Operating expenses:
Property operating expenses	49,333	—	—	49,333
Managed REIT Platform expense	—	2,538	—	2,538
Reimbursable costs from Managed REITs	—	4,232	—	4,232
General and administrative	—	—	19,996	19,996
Depreciation	39,425	—	650	40,075
Intangible amortization expense	5,340	147	—	5,487
Acquisition expenses	118	—	—	118
Total operating expenses	94,216	6,917	20,646	121,779
Income (loss) from operations	67,867	6,430	(20,646)	53,651
Other income (expense):
Equity in earnings (losses) from investments in joint ventures	—	—	(1,215)	(1,215)
Equity in earnings (losses) from investments in Managed REITs	—	(894)	—	(894)
Other, net	(30)	156	(287)	(161)
Interest income	157	2,380	—	2,537
Interest expense	(45,408)	—	(126)	(45,534)
Income tax (expense) benefit	706	(199)	400	907
Net income (loss)	$23,292	$7,873	$(21,874)	$9,291

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table summarizes our total assets by segment (in thousands):

Segments	September 30, 2024	December 31, 2023
Self Storage(1)	$1,802,103	$1,798,511
Managed REIT Platform(2)	58,244	41,761
Corporate and Other	76,859	55,369
Total assets(3)	$1,937,206	$1,895,641

(1) Included in the assets of the Self Storage segment as of September 30, 2024 and December 31, 2023 was approximately $52.2 million of goodwill. Additionally, as of September 30, 2024 and December 31, 2023, there were no accumulated impairment charges to goodwill within the Self Storage segment.

(2) Included in the assets of the Managed REIT Platform segment as of September 30, 2024 and December 31, 2023 was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3) Other than our investments in and advances to Managed REITs and investments in joint ventures, substantially all of our investments in real estate facilities and intangible assets as of September 30, 2024 and December 31, 2023, respectively, were associated with our self storage platform.

As of September 30, 2024 and December 31, 2023, approximately $166.5 million and $174 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three and nine months ended September 30, 2024, approximately $5.8 million and $16.9 million, respectively, of our revenues in the self storage segment related to our operations in Canada. For the three and nine months ended September 30, 2023, approximately $5.7 million and $16.6 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of September 30, 2024 and December 31, 2023, approximately $36.7 million and $35.8 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the nine months ended September 30, 2024 and 2023, approximately $1.1 million and $1.2 million of losses, respectively, relate to these JV Properties' operations in Canada.

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

September 30, 2024

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2023 and the nine months ended September 30, 2024, as well as any related amounts payable as of December 31, 2023 and September 30, 2024 (in thousands):

	Year Ended December 31, 2023			Nine Months Ended September 30, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,479	$1,473	$75	$648	$693	$30
Other
Other	—	—	341			341
Total	$1,479	$1,473	$416	$648	$693	$371

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

September 30, 2024

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

Pursuant to the SST VI Advisory Agreement, the SST VI Advisor receives acquisition fees equal to 1.00% of the contract purchase price of each property SST VI acquires plus reimbursement of any acquisition expenses that SST VI Advisor incurs. The SST VI Advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SST VI’s aggregate asset value, as defined. The SST VI Advisor is also potentially entitled to receive a disposition fee if a substantial amount of services are performed by the SST VI Advisor, as determined by a majority of SST VI’s independent directors, equal to the lesser of 1% of the contract sales price for any properties sold or 50% of the competitive real estate commission; however in no event shall the total real estate commissions paid exceed 6% of the contract sales price.

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

Pacific Oak Holding Group, LLC, is a 17.5% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering.

Separately, we through one of our subsidiaries agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class Z shares sold in its public offering. For the three and nine months ended September 30, 2024, we had incurred approximately $13,000 and $29,000, respectively, to SST VI's dealer manager associated with the Class Z shares sold in its public offering.

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

Pursuant to the SSGT III Advisory Agreement, the SSGT III Advisor will receive acquisition fees equal to 1.00% of the contract purchase price of each property SSGT III acquires plus reimbursement of acquisition expenses that SSGT III Advisor incurs, provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the Advisor receives the Acquisition Fee. The SSGT III Advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SSGT III’s aggregate asset value, as defined. The SSGT III Advisor is also entitled to receive a disposition fee equal to 1.5% of the contract sale price for any properties sold inclusive of any real estate commissions paid to third party real estate brokers. Through a separate agreement, Pacific Oak Holding Group, LLC, the parent company of Pacific Oak Capital Markets, LLC, the dealer manager for the SSGT III private offering, is entitled to receive 17.5% of the acquisition fees, asset management fees and disposition fees SSGT III Advisor earns pursuant to the SSGT III Advisory Agreement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

September 30, 2024

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Managed REIT Platform Revenues	2024	2023	2024	2023
Asset Management Fees:
SST VI	$1,082	$1,062	$3,208	$2,378
SSGT III	367	296	1,039	690
	1,449	1,358	4,247	3,068
Property Management Fees:
SST VI	436	346	1,244	857
SSGT III	150	105	407	236
JV Properties	248	190	703	540
	834	641	2,354	1,633
Tenant Protection Program Fees:
SST VI	317	263	883	575
SSGT III	106	63	281	112
JV Properties	100	72	270	196
	523	398	1,434	883
Acquisition Fees:
SST VI	—	—	34	2,465
SSGT III	103	—	162	642
	103	—	196	3,107
Other Managed REIT Fees(1)	232	121	695	424
Managed REIT Platform Fees	3,141	2,518	8,926	9,115
Sponsor funding reduction (2)	(218)	—	(598)	—
Total Managed REIT Platform Revenues	$2,923	$2,518	$8,328	$9,115

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Reimbursable costs from Managed REITs includes reimbursement of SST IV (until the SST IV Merger Date), SSGT II (until the SSGT II Merger Date), SST VI and SSGT III's Advisors’ certain direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of certain costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of September 30, 2024 and December 31, 2023 we had receivables due from the Managed REITs totaling approximately $18.8 million and $6.5 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three and nine months ended September 30, 2024 we recorded a loss related to our equity interest in SST VI OP of approximately $0.2 million, and $0.6 million, respectively, and received distributions in the amount of approximately $0.1 million, and $0.3 million, respectively.

For the three and nine months ended September 30, 2023 we recorded a loss related to our equity interest, excluding our preferred investment discussed below, in SST VI OP of approximately $0.3 million, and $0.7 million, respectively, and received distributions in the amount of approximately $0.1 million, and $0.3 million, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into class A units of SST VI OP, and our future purchases will be determined based on the current estimated net asset value at such time. Subsequent to SST VI declaring an estimated net asset value of $10.00 per share, the number of Series C Units SmartStop receives in exchange for funding the front-end sales load of the sale of SST VI's class Y and class Z shares is calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such class Y and Z shares. The Sponsor Funding Agreement will terminate immediately upon the date that SST VI ceases to offer the Class Y shares and Class Z shares in the SST VI offering. The SST VI offering was set to expire on March 17, 2024, and was extended to March 17, 2025 upon the approval of SST VI's board of directors on February 1, 2024. Inclusive of all extension options available to SST VI, its current offering could not extend beyond September 12, 2025.

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

Through September 30, 2024, we have incurred approximately $8.7 million in connection with the Sponsor Funding Agreement, representing approximately 928,000 subordinated units. During the three and nine months ended September 30, 2024 we incurred approximately $0.6 million and $1.8 million, respectively, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of September 30, 2024, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement is approximately $61.9 million if SST VI were to sell the maximum amount under its current offering of $1.0 billion.

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

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended to December 31, 2024 at the borrower's option. As such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option on December 8, 2023. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan. On June 28, 2024, the SST VI Note was amended to expand the borrowing capacity up to $25.0 million and extend the maturity date from December 31, 2024 to December 31, 2025. The loan is interest only, and the interest rate on such loan is SOFR plus 4.0%. On July 29, 2024, SST VI borrowed an additional $8.0 million on the SST VI Note.

As of September 30, 2024, SST VI OP had $23.0 million borrowed and outstanding pursuant to the SST VI Note.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table summarizes the carrying value of our investments in and advances to SST VI as of September 30, 2024 and December 31, 2023 (in thousands):

Receivables:	As of September 30, 2024	As of December 31, 2023
Receivables and advances due	$16,660	$5,861
Debt:
SST VI Note	23,000	15,000
Equity:
SST VI OP Units and SST VI SLP	1,126	1,932
SST VI Class C Subordinated Units	4,215	3,307
Total investments in and advances	$45,001	$26,100

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

For the three and nine months ended September 30, 2024, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.1 million and $0.4 million, respectively, and received distributions in the amount of approximately $0.1 million, and $0.2 million, respectively.

For the three and nine months ended September 30, 2023, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million and $0.6 million, respectively, and received distributions in the amount of approximately $0.1 million, and $0.2 million, respectively.

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

The SSGT III Mezzanine Loan was amended on December 20, 2022, such amendment increased the principal borrowing amount from up to $50 million to $77 million. Pursuant to this amendment, the interest rate on the SSGT III Mezzanine Loan became a variable rate equal to SOFR plus 3.0%. Payments on the SSGT III Mezzanine Loan are interest only, and it had an initial maturity date of August 9, 2023. SSGT III extended the ultimate maturity date of the SSGT III Mezzanine Loan until August 9, 2024, as such, the interest rate of the SSGT III Mezzanine Loan increased to SOFR plus 4.0% per annum, pursuant to the December 20, 2022 amendment. The SSGT III Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SSGT III Mezzanine Loan may be released from the pledge of collateral. The SSGT III Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiaries of SSGT III, that owned seven operating self storage facilities as of September 30, 2024. SSGT III OP, also serves as a non-recourse guarantor.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

On May 2, 2024, SSGT III paid down the remaining $1.0 million outstanding on the SSGT III Mezzanine Loan. On August 9, 2024, the SSGT III Mezzanine Loan expired, and no further borrowings were allowed pursuant to such loan agreement.

On July 31, 2024, our Operating Partnership provided a bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s acquisition of two self storage facilities. An indirect wholly-owned subsidiary of SSGT III is sponsoring a private offering of beneficial interests in a Delaware statutory trust ("DST") relating to the two properties. The SSGT III Bridge Loan incurs interest based on adjusted daily simple SOFR plus 300 basis points. The SSGT III Bridge Loan is secured by an indirect pledge of equity in the entity sponsoring the private DST offering relating to the two properties mentioned above, as well as a full guaranty by SSGT III OP. As such sponsor entity sells such DST interests, it is required to utilize such net proceeds to pay down the SSGT III Bridge Loan. SSGT III will be required to pay down at least 15% of the balance within four months, 35% within six months, 55% within nine months, and 75% within twelve months from the final draw.

As of September 30, 2024, SSGT III and its subsidiaries had repaid approximately $15.0 million on the SSGT III Bridge Loan, such that $5.0 million was outstanding on such loan as of September 30, 2024.

The following table summarizes the carrying value of our investments in and advances to SSGT III OP as of September 30, 2024 and December 31, 2023 (in thousands):

Receivables:	As of September 30, 2024	As of December 31, 2023
Receivables and advances due	$2,161	$629
Debt:
SSGT III Bridge Loan	5,000	—
SSGT III Mezzanine Loan(1)	—	4,000
Equity:
SSGT III OP Units and SSGT III SLP	3,047	3,662
Total investments in and advances	$10,208	$8,291

(1) The SSGT III Mezzanine Loan expired on the maturity date of August 9, 2024, as such there is no further ability for SSGT III to borrow on this loan.

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

For the three and nine months ended September 30, 2024, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $276,000 and $634,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

For the three and nine months ended September 30, 2023, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $103,000 and $272,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $39,000 and $160,000 during the three and nine months ended September 30, 2024, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $36,000 and $536,000 during the three and nine months ended September 30, 2023, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, a payable of approximately $30,000 was due from SAM and a payable of approximately $11,000, was due to SAM, respectively, related to the Administrative Services Agreement.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through September 30, 2024, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

Time Based Awards

We have granted various time based awards, which generally vest ratably over either one, three, or four years commencing in the year of grant, subject to the recipient’s continued employment or service through the applicable vesting date. All grants of time based restricted stock have limitations on transferability during the vesting period, and the grantee does not have the ability to vote any unvested shares. Transferability prior to vesting is restricted only to the unvested portion of the restricted stock.

With respect to grants of time based LTIP Units, distributions accrue based on the effective date of each grant, and are payable as distributions are paid on our Class A Shares without regard to whether the underlying awards have vested. With respect to time based restricted stock issued to our board of directors, distributions accrue as of the effective date of each grant and are payable as distributions are paid on our Class A Shares without regard to whether the underlying awards have vested. With respect to all other existing time based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

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

The following table summarizes the activity related to our time based awards:

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	145,850	$11.50	290,641	$11.16
Granted	43,720	14.30	315,915	13.30
Vested	(96,295)	10.86	(226,271)	11.58
Forfeited	(7,960)	13.92	—	—
Unvested at December 31, 2023	85,315	13.44	380,285	12.69
Granted	45,904	14.30	315,962	13.53
Vested	(47,321)	12.79	(18,048)	13.30
Forfeited	(5,254)	14.28	(15,814)	12.86
Unvested at September 30, 2024	78,644	$14.28	662,385	$13.07

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted amount of the award. The targeted award for each executive was determined and approved by the Compensation Committee of our board of directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison is conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2022, 2023 and 2024 grants will vest, as applicable, no later than March 31, 2025, 2026, and 2027, respectively.

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

The following table summarizes our activity related to our performance based awards:

	Restricted Stock			LTIP Units
Performance Based Award Grants	Shares		Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	5,752		$9.78	380,536	$10.39
Granted	5,752	(1)	9.78	271,199	13.30
Vested	(11,504)		9.78	(118,720)	9.09
Forfeited	—		—	—	—
Unvested at December 31, 2023	—		—	533,015	12.16
Granted	—		—	270,096	13.55
Vested	—		—	(148,387)	9.30
Forfeited	—		—	(16,160)	13.36
Unvested at September 30, 2024	—		$—	638,564	$13.38

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

September 30, 2024

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

As of September 30, 2024, 8,769,928 shares of stock were available for issuance under the Plan.

We recorded approximately $1.3 million and $3.7 million of equity based compensation expense in general and administrative expense during the three and nine months ended September 30, 2024, respectively, compared to approximately $1.3 million and $3.7 million during the three and nine months ended September 30, 2023, respectively. We recorded approximately $0.1 million and $0.2 million of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, compared to approximately $0.1 million and $0.4 million during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there was approximately $9.3 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.3 years.

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

As of September 30, 2024, we had sold approximately 10.3 million Class A Shares and approximately 1.3 million Class T Shares through our distribution reinvestment plan, of which, approximately 0.5 million Class A Shares and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

approximately 0.1 million Class T Shares were sold under our current DRP Offering. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders.

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

During the nine months ended September 30, 2024, approximately 2.0 million shares or $29.9 million of requests that met the eligibility criteria were requested to be redeemed; approximately $17.3 million of which were fulfilled during the nine months ended September 30, 2024, and approximately $12.6 million of which were included in accounts payable and accrued liabilities within our consolidated balance sheets as of September 30, 2024 and fulfilled in October 2024.

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

September 30, 2024

(Unaudited)

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

As of September 30, 2024, pursuant to various contractual relationships, we are required to make other payments in the amounts of approximately $3.0 million, $11.2 million, $4.2 million, and $3.9 million during the years ending December 31, 2024, 2025, 2026, and 2027, respectively.

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

Note 13. Declaration of Distributions

On September 27, 2024, our board of directors declared a distribution rate for the month of October 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on October 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

On October 25, 2024, our board of directors declared a distribution rate for the month of November 2024 of approximately $0.0492 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on November 30, 2024. Such distributions payable to each stockholder of record will be paid the following month.

Note 14. Subsequent Events

There are no significant events which have occurred subsequent to September 30, 2024, other than the subsequent events discussed elsewhere in the notes to the financial statements.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2024, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of September 30, 2024, our wholly-owned portfolio consisted of 157 operating self storage properties diversified across 19 states and Canada comprising approximately 106,300 units and 12.2 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which included ten operating self storage properties. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III” and together with SST VI and any future sponsored REITs, the “Managed REITs”), and manage one additional self storage property, all of which pay us fees to manage these programs and manage their 35 operating self storage properties (as of September 30, 2024).

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI and SSGT III. We also served as the sponsor of Strategic Storage Trust IV, Inc., a public non-traded REIT (“SST IV”), through March 17, 2021, and Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”), through June 1, 2022. Prior to March 17, 2021 and June 1, 2022, SST IV and SSGT II, respectively, were also included in the “Managed REITs.” We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of September 30, 2024, 35 operating properties and approximately 27,500 units and approximately 3.0 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of September 30, 2024, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.3%	90.8%	0.7%
Arizona	4	3,130	329,100	2.7%	93.0%	2.5%
California	30	19,985	2,108,400	17.2%	91.3%	20.3%
Colorado	9	5,130	596,100	4.9%	88.9%	3.9%
Florida	27	20,920	2,462,700	20.1%	92.8%	22.1%
Illinois	6	3,785	432,450	3.5%	91.5%	3.0%
Indiana	2	1,030	112,700	0.9%	93.5%	0.6%
Massachusetts	1	840	93,200	0.8%	91.1%	1.9%
Maryland	2	1,610	169,500	1.4%	93.4%	1.3%
Michigan	4	2,220	266,100	2.2%	93.3%	1.8%
New Jersey	2	2,350	205,100	1.7%	89.2%	1.7%
Nevada	9	7,160	865,000	7.1%	93.9%	6.6%
North Carolina	19	9,190	1,210,400	9.9%	93.1%	8.3%
Ohio	5	2,360	263,100	2.2%	93.1%	1.5%
South Carolina	4	2,890	355,800	2.9%	90.8%	1.7%
Texas	12	6,960	919,300	7.6%	92.9%	7.0%
Virginia	1	830	71,100	0.6%	88.9%	0.9%
Washington	5	3,430	390,550	3.2%	92.8%	3.4%
Wisconsin	1	780	83,400	0.7%	90.9%	0.5%
Ontario, Canada	13	10,610	1,110,700	9.1%	92.3%	10.3%
Total	157	106,300	12,208,000	100%	92.2%	100%
(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,450 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,040,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of September 30, 2024.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the nine months ended September 30, 2024.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges were recognized during the nine months ended September 30, 2024 and 2023.

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive growth in self storage demand, which generally contributed to our results since the onset of COVID-19, and through calendar year 2022. In addition to the sector's numerous historical demand drivers, one demand driver that developed and has continued as a result of the COVID-19 pandemic is the trend towards working from home, or a hybrid work environment. While the work from home environment remains elevated over pre-COVID-19 pandemic levels, this trend began to wane in 2023, which we believe led to elevated move-outs. As a result, occupancy, same-store growth and overall results began normalizing.

Further, the broader economy has been experiencing elevated levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home sales and population mobility. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. Additionally, a prolonged period of elevated inflation and/or higher interest rates could result in a further contraction of self storage demand. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units. Additionally, the broader interest rate and inflationary environment has moderated since the beginning of 2024. These factors could lead to increasing levels of population mobility, specifically amongst single family home buyers and sellers, which could increase demand for self storage. Certain property operating expenses have experienced elevated pressures to date, namely property insurance, property taxes and payroll have seen above average increases, primarily due to inflation and natural disasters. As a result, we have experienced a year-over-year decrease in gross margins for the year ended December 31, 2023 and the first three quarters of 2024.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or capped interest rates of varying durations for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions did not increase at the same magnitude as interest rates increased in 2022 and 2023, which limited our ability make accretive acquisitions of self storage properties. However, with anticipation of the Federal Reserve lowering its target range for the federal funds rate, interest rates across the curve began to decrease in the first half of 2024. In September of 2024, the Federal Reserve lowered its targeted range for the federal funds rate by 50 basis points. In November 2024, the Federal Reserve lowered its targeted range for the federal funds rate by an additional 25 basis points.

Recent Hurricane Activity

Hurricane Helene caused record flooding in late September 2024 in Asheville, North Carolina. Before, during and after the storm, we prioritized the safety and security of our employees, customers and properties. For all 14 of our wholly-owned properties in the Asheville area, except for one, the impact was generally limited to wind, wind-blown debris and downed trees and branches, with minimal damage sustained. These properties were temporarily closed, but resumed operations shortly after the storm.

We sustained significant damage at one of our properties which was severely flooded. As a result of the flooding and related damage, we recorded a net casualty loss related to the flooded property of approximately $4.6 million during the three and nine months ended September 30, 2024, to write-off the carrying value. We expect to rebuild and therefore we believe it is probable that we will receive insurance proceeds to offset the casualty loss and have recorded a receivable related to our pending insurance claims. Consequently the casualty loss was completely offset in our consolidated statements of operations by such recovery. Any amount of insurance recovery related to the property damage in excess of the casualty loss incurred is considered a gain contingency, and will be recognized upon final settlement of the claims. Additionally, we accrued $0.5 million related to other losses, which was included in Property operating expenses in our consolidated statements of operations.

Since Hurricane Helene passed, we have worked towards quickly re-opening our properties, except the flooded Asheville property, to normal operating conditions, with our efforts focused on debris cleanup and removal and other more minor repairs.

Subsequent to September 30, 2024, Hurricane Milton also made landfall in Florida and the majority of our Florida properties were temporarily closed but resumed operations shortly after the storm. Damages were generally minor and limited to wind, downed fences, wind-blown debris and downed trees and branches.

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

As of September 30, 2024 and 2023, we wholly-owned 157 and 153 operating self storage facilities, respectively. Our operating results for the three months ended September 30, 2024 included full quarter results for 155 self storage facilities. Our operating results for the three months ended September 30, 2023 included full quarter results for 153 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we may acquire in the future.

Comparison of the three months ended September 30, 2024 and 2023

Total Self Storage Revenues

Total self storage related revenues for the three months ended September 30, 2024 and 2023 were approximately $55.4 million and $54.8 million, respectively. The increase in total self storage revenues of approximately $0.6 million, or approximately 1.1%, is primarily attributable to an increase in non same-store revenues of approximately $0.6 million, largely as a result of three property acquisitions during 2024.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the three months ended September 30, 2024 and 2023 were approximately $2.9 million and $2.5 million, respectively. The increase in Managed REIT Platform revenues of approximately $0.4 million is primarily attributable to increased property management fees of approximately $0.2 million and increased Tenant Protection Program fees at our Managed REITs' properties of approximately $0.1 million as compared to the same period in the prior year. Such increases in Managed REIT Platform revenues were partially offset as compared to the prior year by the effect of sponsor funding reductions recorded to revenue only in the current year.

We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as additional reductions recorded to such revenue in connection with the

Sponsor Funding Agreement as SST VI continues to sell shares in its public offering and such reductions increase commensurately.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2024 and 2023 were approximately $1.9 million and $1.4 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2024 and 2023 were approximately $18.2 million (or 33% of self storage revenue) and $16.3 million (or 30% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $1.9 million is largely attributable to increased property operating expenses of approximately $1.0 million related to our non same-store properties and the balance related to increased property insurance costs, payroll costs, repairs and maintenance expenses, and advertising expenses on our same-store properties. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended September 30, 2024 and 2023 were approximately $1.1 million and $1.3 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform incurred directly and indirectly through the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2024 and 2023 were approximately $1.9 million and $1.4 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 and 2023 were approximately $7.2 million and $6.3 million, respectively. Such expenses consist primarily of compensation related costs, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses was primarily attributable to increased legal expenses, marketing related expenses, and compensation related costs incurred during the three months ended September 30, 2024. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2024 and 2023 were approximately $14.1 million and $15.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to the intangible amortization expense related to our in place lease intangible assets recorded in connection with the SSGT II Merger which became fully amortized in November 2023.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2024 and 2023 were approximately $38,000 and $76,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Equity in earnings (losses) from investments in joint ventures

Losses from our equity method investments in our joint ventures for the three months ended September 30, 2024 and 2023 were approximately $0.4 million and $0.3 million, respectively. Losses from our equity method investments in our joint ventures consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended September 30, 2024 and 2023 were approximately $0.2 million and $0.4 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the three months ended September 30, 2024 and 2023 was approximately $2.0 million and $0.3 million of expense, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. The unfavorable variance of approximately $1.7 million is primarily due to unfavorable fair value adjustments associated with our SOFR interest rate hedges not designated for hedge accounting during the three months ended September 30, 2024.

Interest Income

Interest Income for the three months ended September 30, 2024 and 2023 was approximately $1.0 million and $0.7 million, respectively. Interest income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. We expect interest income from the Managed REITs to fluctuate commensurate with their borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the three months ended September 30, 2024 and 2023 was approximately $19.1 million and $15.9 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate derivatives designated for hedge accounting. The increase of approximately $3.2 million as compared to the same period in the prior year is primarily attributable to increased borrowings, increases to our net effective interest rates, as well as increased amortization of debt issuance costs of approximately $0.5 million primarily due to increased debt issuance costs associated with the 2024 Credit Facility. The increase in net effective interest rates as compared to the same period in the prior year is attributable to a beneficial interest rate hedge which capped SOFR at 2.0% for $125 million of our debt during the three months ended September 30, 2023, which expired on June 28, 2024 and did not provide any benefit during the three months ended September 30, 2024. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the three months ended September 30, 2024 and 2023 was approximately $0.4 million of expense and $1.1 million of benefit, respectively. Income tax consists primarily of state, federal, and Canadian income tax. The change is primarily due to the release of a valuation allowance during the three months ended September 30, 2023 on certain of our deferred tax assets related to our non-capital losses at some of our Canadian properties, resulting in a net income tax benefit for such period. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - three months ended September 30, 2024 and 2023

We consider the data below to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity. The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2023, excluding five other properties) for the three months ended September 30, 2024 and 2023 (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Revenue (1)	$51,078	$51,283	(0.4)%	$2,125	$1,488	N/M	$53,203	$52,771	0.8%
Property operating expenses (2)	16,528	15,546	6.3%	1,111	655	N/M	17,639	16,201	8.9%
Net operating income	$34,550	$35,737	(3.3)%	$1,014	$833	N/M	$35,564	$36,570	(2.8)%
Number of facilities	148	148		9	6		157	154
Rentable square feet (3)	11,403,300	11,404,485		804,700	486,700		12,208,000	11,891,185
Average physical occupancy (4)	92.4%	93.1%	(0.7)%	84.7%	NM	NM	92.0%	92.9%	(0.9)%
Annualized rent per occupied square foot (5)	$20.25	$20.14	0.5%	$15.56	NM	NM	$20.01	$20.08	(0.4)%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes Tenant Protection Program related expense. Please see the reconciliation of net operating income to net income (loss) below for the full detail of adjustments to reconcile net operating income to net income (loss).
(3)
Of the total rentable square feet, parking represented approximately 1,040,000 square feet as of September 30, 2024 and approximately 1,017,000 square feet as 2023, respectively. On a same-store basis, parking represented approximately 960,000 square feet. Amount not in thousands.
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

Our same-store revenue decreased by approximately $0.2 million, or approximately 0.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to an approximately 0.7% decrease in average occupancy, partially offset by an approximately 0.5% increase in annualized rent per occupied square foot. The increase in property operating expenses is primarily attributable to increased property insurance costs, payroll costs, repairs and maintenance expenses, and advertising expenses.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Net (loss) income	$(3,392)	$2,979
Adjusted to exclude:
Tenant Protection Program revenue(1)	(2,175)	(1,987)
Tenant Protection Program related expense	610	117
Managed REIT Platform revenue	(2,923)	(2,518)
Managed REIT Platform expenses	1,053	1,307
General and administrative	7,210	6,277
Depreciation	13,836	13,427
Intangible amortization expense	215	1,732
Acquisition expenses	38	76
Equity in (earnings) losses from investments in joint ventures	380	274
Equity in (earnings) losses from investments in Managed REITs	248	444
Other, net	1,981	266
Interest income	(1,023)	(699)
Interest expense	19,102	15,925
Income tax expense (benefit)	404	(1,050)
Total net operating income	$35,564	$36,570

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $2.0 million and $1.9 million of Tenant Protection Program revenue was earned at same store facilities during the three months ended September 30, 2024 and 2023, respectively, with the remaining approximately $0.1 million and $0.1 million earned at non same-store facilities during the three months ended September 30, 2024 and 2023, respectively.

Comparison of the nine months ended September 30, 2024 and 2023

Total Self Storage Revenues

Total self storage related revenues for the nine months ended September 30, 2024 and 2023 were approximately $163.0 million and $162.1 million, respectively. The increase in total self storage revenues of approximately $0.9 million, or approximately 0.6%, is primarily attributable to an increase in non same-store revenues of approximately $1.0 million, largely as a result of three property acquisitions during the nine months ended September 30, 2024.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the nine months ended September 30, 2024 and 2023 were approximately $8.3 million and $9.1 million, respectively. The decrease in Managed REIT Platform revenues of approximately $0.8 million is primarily attributable to decreased acquisition fees as compared to the same period in the prior year. We earned approximately $1.9 million in acquisition fees from SST VI in June 2023 as a result of a multi-property portfolio acquisition. Managed REIT Platform revenues were also reduced as compared to the prior year to a lesser extent by the effect of sponsor funding reductions recorded to revenue only in the current year. Such decreases in Managed REIT Platform revenues were partially offset by increased Tenant Protection Program fees, property management and asset management fees as a result of increased assets under management.

We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as additional reductions recorded to such revenue in connection with the

Sponsor Funding Agreement as SST VI continues to sell shares in its public offering and such reductions increase commensurately.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2024 and 2023 were approximately $5.0 million and $4.2 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2024 and 2023 were approximately $53.3 million (or 33% of self storage revenue) and $49.3 million (or 30% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $4.0 million is largely attributable to increased property operating expenses of approximately $1.5 million related to our non same-store properties and the balance related to increased insurance costs, payroll costs, repairs and maintenance expenses, and advertising expenses on our same-store properties. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the nine months ended September 30, 2024 and 2023 were approximately $2.6 million and $2.5 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform incurred directly and indirectly through the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). The increase in Managed REIT Platform Expenses is primarily related to growth in the Managed REITs' assets under management. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2024 and 2023 were approximately $5.0 million and $4.2 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 and 2023 were approximately $22.4 million and $20.0 million, respectively. Such expenses consist primarily of compensation related costs, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. During the nine months ended September 30, 2024 and 2023, we recorded expenses of approximately $0.3 million and none, respectively, related to our filing of an amendment to our registration statement on Form S-11 and related costs in pursuit of a potential offering of our common stock. The remaining increase in general and administrative expenses was primarily attributable to increased legal expenses, marketing related expenses, and compensation related costs incurred during the nine months ended September 30, 2024. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2024 and 2023 were approximately $41.5 million and $45.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to the intangible amortization expense related to our in place lease intangible assets recorded in connection with the SSGT II Merger which became fully amortized in November 2023.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2024 and 2023 were approximately $121,000 and $118,000, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Equity in earnings (losses) from investments in joint ventures

Losses from our equity method investments in our joint ventures for the nine months ended September 30, 2024 and 2023 were approximately $1.1 million and $1.2 million, respectively. Losses from our equity method investments in our joint ventures consists of our allocation of earnings and losses from our joint ventures with SmartCentres.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the nine months ended September 30, 2024 and 2023 were approximately $1.0 million and $0.9 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the nine months ended September 30, 2024 and 2023 was approximately $2.9 million and $0.2 million of expense, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. The unfavorable variance of approximately $2.7 million is primarily due to unfavorable fair value adjustments associated with our SOFR interest rate hedges not designated for hedge accounting during the nine months ended September 30, 2024.

Interest Income

Interest Income for the nine months ended September 30, 2024 and 2023 was approximately $2.4 million and $2.5 million, respectively. Interest income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. We expect interest income from the Managed REITs to fluctuate commensurate with their borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the nine months ended September 30, 2024 and 2023 was approximately $52.9 million and $45.5 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate derivatives designated for hedge accounting. The increase of approximately $7.4 million as compared to the same period in the prior year is primarily attributable to increased borrowings, increases to our net effective interest rates, as well as increased amortization of debt issuance costs of approximately $0.9 million primarily due to increased debt issuance costs associated with the 2024 Credit Facility. The increase in net effective interest rates as compared to the same period in the prior year is attributable to two beneficial interest rate hedges which capped SOFR at 1.75% and 2.0% for $125 million of our debt, each, which expired on June 30, 2023 and June 28, 2024, respectively. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in net effective interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the nine months ended September 30, 2024 and 2023 was approximately $0.5 million, and none, respectively. Loss on debt extinguishment for the nine months ended September 30, 2024 was related to certain unamortized debt issuance costs associated with the 2021 Credit Facility which were expensed in connection with the execution of the new 2024 Credit Facility. Please see Note 5 – Debt, of the notes to consolidated financial statements contained in this report for additional information.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the nine months ended September 30, 2024 and 2023 was approximately $1.1 million of expense and $0.9 million of benefit, respectively. Income tax consists primarily of state, federal, and Canadian income tax. The change is primarily due to the release of a valuation allowance during the nine months ended September 30, 2023 on certain of our deferred tax assets related to our non-capital losses at some of our Canadian properties, resulting in a net income tax benefit for such period. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - nine months ended September 30, 2024 and 2023

We consider the data below to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity. The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2023, excluding five other properties) for the nine months ended September 30, 2024 and 2023 (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Revenue (1)	$151,489	$151,882	(0.3)%	$5,383	$4,375	N/M	$156,872	$156,257	0.4%
Property operating expenses (2)	49,427	47,080	5.0%	3,041	2,020	N/M	52,468	49,100	6.9%
Net operating income	$102,062	$104,802	(2.6)%	$2,342	$2,355	N/M	$104,404	$107,157	(2.6)%
Number of facilities	148	148		9	6		157	154
Rentable square feet (3)	11,403,300	11,404,485		804,700	486,700		12,208,000	11,891,185
Average physical occupancy (4)	92.4%	93.1%	(0.7)%	83.1%	NM	NM	91.8%	92.8%	(1.0)%
Annualized rent per occupied square foot (5)	$19.96	$19.86	0.5%	$15.25	NM	NM	$19.72	$19.82	(0.5)%

N/M Not meaningful

(1)
Revenue includes rental revenue, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes Tenant Protection Program related expense. Please see the reconciliation of net operating income to net income (loss) below for the full detail of adjustments to reconcile net operating income to net income (loss).
(3)
Of the total rentable square feet, parking represented approximately 1,040,000 square feet as of September 30, 2024 and approximately 1,017,000 square feet as 2023, respectively. On a same-store basis, parking represented approximately 960,000 square feet. Amount not in thousands.
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

Our same-store revenue decreased by approximately $0.4 million, or approximately 0.3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to an approximately 0.7% decrease in average occupancy, partially offset by an approximately 0.5% increase in annualized rent per occupied square foot. The increase in property operating expenses is primarily attributable to increased property insurance costs, payroll costs, repairs and maintenance expenses, and advertising expenses.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net (loss) income	$(5,735)	$9,291
Adjusted to exclude:
Tenant Protection Program revenue(1)	(6,152)	(5,826)
Tenant Protection Program related expense	867	233
Managed REIT Platform revenue	(8,328)	(9,115)
Managed REIT Platform expenses	2,552	2,538
General and administrative	22,449	19,996
Depreciation	41,057	40,075
Intangible amortization expense	461	5,487
Acquisition expenses	121	118
Equity in (earnings) losses from investments in joint ventures	1,068	1,215
Equity in (earnings) losses from investments in Managed REITs	957	894
Other, net	2,949	161
Interest income	(2,375)	(2,537)
Interest expense	52,949	45,534
Loss on debt extinguishment	471	—
Income tax (expense) benefit	1,093	(907)
Total net operating income	$104,404	$107,157

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $5.8 million and $5.6 million of Tenant Protection Program revenue was earned at same store facilities during the nine months ended September 30, 2024 and 2023, respectively, with the remaining approximately $0.3 million and $0.3 million earned at non same-store facilities during the nine months ended September 30, 2024 and 2023, respectively.

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

The following is a reconciliation of net income (loss) (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net (loss) income (attributable to common stockholders)	$(6,220)	$(636)	$(14,688)	$(1,632)
Add:
Depreciation of real estate	13,526	13,164	40,189	39,331
Amortization of real estate related intangible assets	178	1,659	278	5,268
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	719	649	1,914	1,748
Deduct:
Adjustment for noncontrolling interests in our Operating Partnership (1)	(1,739)	(1,812)	(5,086)	(5,411)
FFO (attributable to common stockholders)	$6,464	$13,024	$22,607	$39,304
Other Adjustments:
Intangible amortization expense - contracts (2)	37	73	183	219
Acquisition expenses (3)	38	76	121	118
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	(27)	(27)	42	94
Accretion of fair market value of secured debt	—	3	80	10
Foreign currency and interest rate derivative losses (gains), net (4)	1,671	96	2,308	(227)
Offering related expenses (5)	—	—	330	—
Adjustment of deferred tax assets and liabilities (2)	282	(1,342)	602	(1,527)
Sponsor funding reduction (6)	218	—	598	—
Amortization of debt issuance costs (2)	1,202	662	2,975	2,026
Net loss on extinguishment of debt (7)	—	—	471	—
Loss due to hurricane (8)	500	—	500	—
Adjustment for noncontrolling interests in our Operating Partnership (1)	(473)	54	(987)	(82)
FFO, as adjusted (attributable to common stockholders) (9)	$9,912	$12,619	$29,830	$39,935

FFO (attributable to common stockholders)	$6,464	$13,024	$22,607	$39,304
Net (loss) income attributable to the noncontrolling interests in our Operating Partnership	(422)	360	(729)	1,097
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,739	1,812	5,086	5,411
FFO (attributable to common stockholders and OP unit holders)	$7,781	$15,196	$26,964	$45,812

FFO, as adjusted (attributable to common stockholders)	$9,912	$12,619	$29,830	$39,935
Net (loss) income attributable to the noncontrolling interests in our Operating Partnership	(422)	360	(729)	1,097
Adjustment for noncontrolling interests in our Operating Partnership(1)	2,212	1,758	6,073	5,493
FFO, as adjusted (attributable to common stockholders and OP unit holders) (9)	$11,702	$14,737	$35,174	$46,525

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

(8) Such losses related to Hurricane Helene, which occurred in September 2024.

(9) Our calculation of FFO, as adjusted was modified beginning in the period ended March 31, 2024, to add back the amortization of debt issuance costs. Accordingly, the prior periods have been presented here based on the current calculation, which differs from what was previously reported for such periods. This modification was made to reflect what management believes is a more appropriate calculation in light of recently completed debt refinancings.

FFO, as adjusted declined compared to the same period in the prior year primarily as a result of the effects of increased interest expense on net income, and to a lesser extent, a reduction in property net operating income.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
Net cash flow provided by (used in):
Operating activities	$53,422	$68,713	$(15,291)
Investing activities	$(80,301)	$3,488	$(83,789)
Financing activities	$19,112	$(74,212)	$93,324

Cash flows provided by operating activities for the nine months ended September 30, 2024 and 2023 were approximately $53.4 million and $68.7 million, respectively, a decrease of approximately $15.3 million. The decrease in cash provided by our operating activities is primarily the result of a decrease of approximately $9.7 million in net income when excluding the impact of non-cash items and unfavorable changes in working capital of approximately $5.6 million as compared to the same period in the prior year. The change in net income was primarily as a result of increased property operating expenses and interest expense. The change in working capital was primarily a result of an increase in Managed REIT receivables, and an increase in accounts payable and accrued liabilities.

Cash flows used in investing activities for the nine months ended September 30, 2024 were approximately $80.3 million and cash flows provided by investing activities for the nine months ended September 30, 2023 were approximately $3.5 million, respectively, a change of approximately $83.8 million. The net increase in cash used in investing activities primarily relates to a net change of approximately $41.5 million in cash flows related to our debt investments in the Managed REITs and a net change of approximately $38.7 million in cash flows related to acquisitions and additions to real estate during the nine months ended September 30, 2024 as compared to the same period in the prior year.

Cash flows provided by financing activities for the nine months ended September 30, 2024 were approximately $19.1 million, and cash flows used by financing activities for the nine months ended September 30, 2023 were approximately $74.2 million, respectively, a change of approximately $93.3 million. The change in cash used in financing activities is primarily attributable to net debt proceeds, inclusive of debt issuance costs, received of approximately $83.6 million during the nine months ended September 30, 2024, as compared to net debt cash outflows of approximately $14.0 million during the nine months ended September 30, 2023.

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

Distribution Policy and Distributions

Preferred Stock Dividends

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock accrue daily but are payable quarterly in arrears. Such dividends accrued at a rate equal to 6.25% per annum until October 29, 2024, and accrued at a rate of 7.0% per annum thereafter. The Series A Convertible Preferred Stock was not redeemed on or prior to the fifth anniversary date of the Initial Closing (October 29, 2024). As such, the dividend rate will continue to increase at an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is either converted or repurchased in full.

Common Stock Distributions

On September 27, 2024, our board of directors declared a distribution rate for the month of October 2024 of approximately $0.0508 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on October 31, 2024. Such distributions payable to each stockholder of record will be paid the following month.

On October 25, 2024, our board of directors declared a distribution rate for the month of November 2024 of approximately $0.0492 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on November 30, 2024. Such distributions payable to each stockholder of record will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented (in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
Distributions paid in cash — common stockholders	$26,684		$31,895
Distributions paid in cash — noncontrolling interests	6,854		6,736
Distributions paid in cash — preferred stockholders	9,367		9,349
Distributions reinvested	16,979		11,875
Total distributions	$59,884		$59,855
Source of distributions
Cash flows provided by operations	$53,422	89%	$59,855	100%
Cash on hand	—	0%	—	0%
Offering proceeds from distribution reinvestment plan	6,462	11%	—	0%
Total sources	$59,884	100%	$59,855	100%

From our inception through September 30, 2024, we paid cumulative distributions of approximately $460.1 million, of which approximately $362.3 million were paid to common stockholders, as compared to cumulative FFO (attributable to common stockholders) of approximately $142.5 million.

For the nine months ended September 30, 2024, we paid distributions of approximately $59.9 million, of which approximately $43.7 million were paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $22.6 million.

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

Indebtedness

As of September 30, 2024, our net debt was approximately $1,180 million, which included approximately $519 million in fixed rate debt and approximately $664 million in variable rate debt, less approximately $3.3 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of September 30, 2024, approximately $70.0 million CAD or approximately $51.8 million in USD, was outstanding on the RBC JV Term Loan, approximately $46.0 million CAD or approximately $34.0 million in USD, was outstanding on the RBC JV Term Loan II, and approximately $17.3 million CAD or approximately $12.8 million in USD was outstanding on the SmartCentres Financing. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

The following table presents the future principal payments required on outstanding debt as of September 30, 2024 (in thousands):

2024	$915
2025	8,948
2026	94,333
2027	706,122
2028	78,431
2029 and thereafter	294,500
Total payments	$1,183,249

As of September 30, 2024, pursuant to various contractual relationships, we are required to make other payments in the amounts of approximately $3.0 million, $11.2 million, $4.2 million, and $3.9 million during the years ending December 31, 2024, 2025, 2026, and 2027, respectively.

Through September 30, 2024, we have incurred approximately $8.7 million in connection with the Sponsor Funding Agreement, representing approximately 928,000 subordinated units. During the three and nine months ended September 30, 2024 we incurred approximately $0.6 million and $1.8 million, respectively, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of September 30, 2024, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement is approximately $61.9 million if SST VI were to sell the maximum amount under its current offering of $1.0 billion.

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

As of September 30, 2024, our net debt was approximately $1,180 million, which included approximately $519 million in fixed rate debt and approximately $664 million in variable rate debt, less approximately $3.3 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of December 31, 2023, our net debt was approximately $1,087 million, which included approximately $523 million in fixed rate debt, approximately $569 million in variable rate debt and approximately $0.1 million in net debt discount, and approximately $4.3 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest as of September 30, 2024, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $2.6 million annually.

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

The following table summarizes annual debt maturities and average interest rates, excluding the impact of our interest rate hedges, on our outstanding debt as of September 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt	$703	$2,985	$93,286	$49,566	$78,431	$294,500	$519,471
Average interest rate(1)	4.96%	4.96%	5.05%	5.23%	5.23%	5.14%
Variable rate debt	$212	$5,963	$1,047	$656,556	$—	$—	$663,778
Average interest rate(1)	6.91%	6.90%	6.90%	6.90%	—	—

(1) Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2024, excluding the impact of interest rate derivatives. (See Note 5 – Debt for additional information.) Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2024.

Currently, our only foreign exchange rate risk comes from our Canadian properties and CAD. Our existing foreign currency hedges mitigate most of our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party CAD-denominated debt service costs related to our Canadian Properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended September 30, 2024, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 31, 2024	566,051	$15.25	566,051	3,447,775	(1)
August 31, 2024	—	$—	—	3,447,775	(1)
September 30, 2024	—	$—	—	3,447,775	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and nine months ended September 30, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: November 13, 2024	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)