Form 10-K
period 2024-12-31
SmartStop Self Storage REIT, Inc.
filed 2025-03-12
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 10, 2025, there were 88,073,111 outstanding shares of Class A common stock and 8,176,601 outstanding shares of Class T common stock of the registrant.

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

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

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
•
Our share redemption program is suspended, and even if stockholders were able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.
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
•
A subsidiary of ours is the sponsor of the Managed REITs and it and its affiliates sponsor Other Programs. As a result, we could be subject to any litigation that may arise by investors in those entities or the respective operations of those entities.
•
Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.
•
A high concentration of our properties in a particular geographic area magnify the effects of downturns in that geographic area.
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

Business Objectives and Strategy

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2024, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on rentable square footage. As of December 31, 2024, our wholly-owned portfolio consisted of 161 operating self storage properties diversified across 19 states, the District of Columbia, and Canada comprising approximately 110,000 units and 12.6 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which consisted of ten operating self storage properties, and one other property, which we plan to convert into a self storage property. Further, through our Managed REIT Platform (as defined below), we served as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private REIT ("SSGT III" and together with SST VI, the "Managed REITs"); additionally, we manage one other self storage property for an affiliated entity, which pays us fees, as applicable, to manage such property. In total, as of December 31, 2024, we managed 37 operating self storage properties.

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured debt financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada both internally and through our Managed REITs, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to primarily acquire undermanaged facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI, SSGT III, and Strategic Storage Trust X, a private REIT ("SST X"). We also served as the sponsor of Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to June 1, 2022, SSGT II was also included in the “Managed REITs” for purposes of this Annual Report. We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of December 31, 2024, 37 operating properties and approximately 29,000 units and approximately 3.2 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We acquired the Managed REIT Platform in 2019 from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor ("SAM"). We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

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

Joint Ventures

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, in connection with the Self Administration Transaction (as defined below), we acquired a joint venture arrangement with SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), pursuant to which we and SmartCentres work together to identify primarily self storage development opportunities in certain regions in Canada. On March 17, 2021, we acquired six SmartCentres joint venture properties in the SST IV Merger (as defined below). On June 1, 2022, we acquired three SmartCentres joint ventures in the SSGT II Merger (as defined below). Additionally, on May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we and SmartCentres plan to develop into a self storage facility in the near future. On January 12, 2023 we as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, acquired a parcel of land in Whitby, Ontario (the "Whitby Property"), that we and SmartCentres plan to develop into a self storage facility in the near future. Generally, SmartCentres has been responsible for the development of the properties and we have been responsible for the operation of the facilities upon completion.

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

Credit Facility

On February 22, 2024, we entered into an amended and restated revolving credit facility with KeyBank (the "Credit Facility"). The Credit Facility replaced our former credit facility entered into on March 17, 2021, and our current Credit Facility now has a maturity date of February 22, 2027. See Note 5 – Debt of the Notes to the Consolidated Financial Statements, for more information.

2025 KeyBank Acquisition Facility

On November 19, 2024, we entered into a credit agreement with KeyBank (the "2025 KeyBank Acquisition Facility"). The total commitment amount as of December 31, 2024 under the 2025 KeyBank Acquisition Facility was $175 million, and the maturity date is November 19, 2025. See Note 5 – Debt of the Notes to the Consolidated Financial Statements, for more information.

Equity

The Company was formed on January 8, 2013, under the Maryland General Corporation Law. We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”), marketed and sold primarily through retail investor channels, including the independent broker dealer channel. At the termination of our Offering in January 2017, we had sold approximately 48 million shares of our class A common stock ("Class A Shares"), and approximately 7 million shares of class T common stock ("Class T Shares") for approximately $493 million and $73 million respectively.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan. On May 14, 2024, we filed a new Registration Statement on Form S-3 with the SEC which registered up to an additional 4,500,000 Class A Shares and 500,000 Class T Shares under our distribution reinvestment plan (our “DRP Offering”).

As of December 31, 2024, we had sold approximately 10.6 million Class A Shares and approximately 1.4 million Class T Shares through our distribution reinvestment plan, of which, approximately 0.5 million Class A Shares and approximately 0.1 million Class T Shares were sold under our current DRP Offering. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders.

On November 25, 2024, our board of directors approved the suspension of the DRP Offering, such that distributions for the month of November 2024 were paid in cash in December 2024. On February 11, 2025, our board of directors reinstated the DRP Offering, such that distributions for the month of January 2025 as well as any distributions declared by our board of directors for any future months will be invested in shares of our common stock for those stockholders that previously elected into our distribution reinvestment plan in such states where our distribution reinvestment plan is able to be offered.

On October 29, 2019, we entered into a preferred stock purchase agreement with Extra Space Storage LP, a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which Extra Space Storage LP committed to purchase up to $200 million in shares of our newly-created Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock"), in one or more closings. The initial closing in the amount of $150 million occurred on October 29, 2019, and the second and final closing in the amount of $50 million occurred on October 26, 2020.

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

On March 12, 2025, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated net asset value per share of our common stock of $14.50 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2024.

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

The customer base of self storage operators includes both local residential customers, typically within a 3- to 5-mile radius of the facility, as well as commercial users. According to the 2024 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 80% residential, 13% commercial, 4% military and 3% students.

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

The self storage industry is highly fragmented, with owners and operators ranging from individual property owners to institutional investors and large, publicly traded REITs. According to the 2024 Self Storage Almanac, there are approximately 52,000 primary self storage facilities in the U.S. representing a total of 2.1 billion rentable square feet. The largest 100 operators manage approximately 60% of net rentable square footage, but only 35% of all U.S.-based self storage properties. The five publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, and National Storage Affiliates Trust, which collectively operate approximately 23% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimates that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects.

Industry Segments

We operate in two reportable business segments: (i) self storage operations and (ii) our Managed REIT Platform business. Our self storage operations consist of our wholly-owned self storage facilities, primarily consisting of month-to month rental revenue and related ancillary revenue that these self storage facilities produce. Our Managed REIT Platform business consists of the various management services we perform for the Managed REITs, including the services performed related to our property management, asset management, and construction and development management contracts. The reportable segments offer different products and services to different customers and are therefore managed separately.

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

Employees and Human Capital

As of December 31, 2024, we had approximately 560 employees, none of which were represented by a collective bargaining agreement. We continually assess and strive to enhance employee satisfaction and engagement. We believe our relationship with our employees is good and that we provide them with adequate flexibility to meet personal and family needs. We also appreciate the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary and bonuses) and benefits packages to our employees. Further, from professional development opportunities to leadership training, we have development programs and on-demand opportunities to cultivate talent throughout our organization.

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

We recorded a net loss attributable to our common stockholders of approximately $18.4 million for the fiscal year ended December 31, 2024. We have historically incurred net losses attributable to our common stockholders and cannot guarantee that we will not incur future operating losses. Our accumulated deficit was approximately $185.6 million as of December 31, 2024.

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

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. As described below, our share redemption program is suspended. If we lift the suspension of our share redemption program, stockholders will continue to be limited in terms of the amount of shares which may be redeemed. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount. It also is likely that the shares would not be accepted as the primary collateral for a loan. Our shares should be considered as a long-term investment because of the illiquid nature of the shares.

Our share redemption program is suspended, and even if stockholders were able to have their shares redeemed, our stockholders may not be able to recover the amount of their investment in our shares.

Presently, our share redemption program is suspended.

If our share redemption program is reinstated and a common stockholder is able to have their shares redeemed, such stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, will generally be made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, our common stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

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

The Preferred Investor also has, upon the occurrence of certain events, the right to convert any or all of the Series A Convertible Preferred Stock held by the Preferred Investor into shares of our common stock. The issuance of common stock upon conversion of the Series A Convertible Preferred Stock would result in dilution to our common stockholders. As of December 31, 2024, we had $200 million of Series A Convertible Preferred Stock outstanding, which would represent approximately 16.3% of our common stock on an as converted, fully diluted basis. See Note 6 – Preferred Equity, of the Notes to the Consolidated Financial Statements, for more information.

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

On March 12, 2025, our board of directors approved an estimated value per share for our Class A shares and Class T shares of $14.50. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of June 30, 2024. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of June 30, 2024. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. We are required to pay dividends with respect to our Series A Convertible Preferred Stock, currently at a rate of 7.00% per annum, which is subject to increase by 0.75% per annum on each anniversary of the Series A Convertible Preferred Stock issuance, to a maximum of 9.0% per annum until the tenth anniversary of the Series A Convertible Preferred Stock issuance. Distributions to our common stockholders will be based principally on distribution expectations of our investors and cash available from our operations.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our Company, our directors, our officers, or our employees. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, or employees, which may discourage meritorious claims from being asserted against us and our directors, officers, and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

We are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations which could have a material adverse effect on our business, financial condition or results of operations.

In the ordinary course of business, we are the subject of various claims and legal proceedings and may become the subject of claims, litigation or investigations, including commercial disputes and employee claims, such as claims of age discrimination, sexual harassment, gender discrimination, wage and hour, immigration violations or other local, state and federal labor law violations, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. While we have policies in place that are intended to prevent or address such issues, we cannot be assured that such policies will adequately prevent or mitigate the foregoing concerns and any associated harm. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation or the reputation of our management and have an adverse impact on our relationship with our clients, business partners and other third parties and could lead to additional related claims. In light of the potential cost and uncertainty involved in litigation, we have in the past settled and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition and results of operations.

Privacy concerns could result in regulatory changes that may harm our business.

The California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The California Privacy Rights Act (the “CPRA”), which amends the CCPA, became effective on January 1, 2023, with a lookback period starting January 1, 2022. The CPRA established the California Privacy Protection Agency (the “CPPA”) to oversee enforcement of and compliance with the CCPA. The CCPA, as amended by the CPRA, is intended to protect consumer privacy rights, and, among other things, provide California residents with the ability to know what information companies collect about them, to request, in certain circumstances, the deletion of such information, and to affirmatively opt out of the sale or “sharing” of their personal information. The CPPA is currently in the process of issuing guidance and interpreting the regulations, and as such we cannot yet predict the full impact of the CCPA, as amended by the CPRA, or any rules or regulations promulgated thereunder, nor can we predict the full impact of any interpretations thereof. While we have developed processes and notices that are intended to comply in all material respects with applicable CCPA and CPRA requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Eighteen other states have passed comprehensive privacy laws similar to the CCPA and the CPRA, and a federal consumer privacy law has also been proposed. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA or the CPRA, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

Certain of our officers and key personnel will face competing demands relating to their time and will face conflicts of interest related to the positions they hold with affiliated entities, which could cause our business to suffer.

Certain of our officers and key personnel and their respective affiliates are officers, key personnel, advisors and managers of the Managed REITs and other current and future real estate programs sponsored or managed by us, our officers, our key personnel, our subsidiaries or other affiliates, including but not limited to Strategic Storage Trust X, a new private net asset value, or NAV, REIT sponsored by a subsidiary of ours, and certain Delaware Statutory Trusts, or DSTs, sponsored by SSGT III (the “Other Programs”). In addition, our Chief Executive Officer remains (i) Chairman of the Board of Strategic Student & Senior Housing Trust, Inc. and (ii) the Chief Executive Officer of our former sponsor. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Should these persons not balance these competing demands on their time and resources, our business could suffer. Furthermore, these persons owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business.

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

As of December 31, 2024, our Chief Executive Officer had direct and indirect beneficial ownership in units of our Operating Partnership and shares of our common stock (including as a controlling person of SAM, our former sponsor) representing an approximately 9.7% interest in the Operating Partnership and 0.6% of our common stock, respectively. Such OP units may be exchanged for our common stock in the future. In addition, in certain circumstances such as a merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or amendment to our charter, in each case where the vote of our stockholders is required under Maryland law, the consent of our Operating Partnership will also be required, which could result in our Chief Executive Officer being able to influence such matters submitted to a vote of our stockholders. This may result in an outcome that may not be favorable to our stockholders. Our Chief Executive Officer may also make decisions on behalf of SAM related to redemptions of either its OP units or its common stock which may negatively impact our stockholders.

Revenue and earnings from the Managed REIT Platform are uncertain.

Increasing our revenue from the Managed REIT Platform is dependent in large part on the ability to raise capital in offerings for existing or future Managed REITs or other future programs, as well as on our ability to make investments that meet the investment criteria of existing and future entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty could have an adverse impact on our earnings. Moreover, revenue generated from asset management fees, property management fees, and other fees and distributions relating to the Managed REITs’ and Other Programs’ offerings and the investment and management of their respective assets may be affected by factors that include not only our ability to increase the Managed REITs’ and Other Programs’ portfolio of properties under management, but also changes in valuation of those properties, sales of the Managed REITs’ and Other Programs’ properties and assets and our ability to successfully operate the Managed REITs’ and Other Programs’ properties.

The Managed REITs and Other Programs may not generate sufficient revenue or may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay or reimburse fees and expenses owed to us when due. In addition, the revenue payable by the Managed REITs and Other Programs is subject to certain limits set forth in their respective advisory and other agreements, which may limit the growth of our revenue. Furthermore, our ability to earn certain subordinated distributions from the Managed REITs and Other Programs is tied to providing liquidity and other prospective events for the respective Managed REITs and Other Programs. Our ability to provide such liquidity events, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. If we are unable to satisfy such subordination requirements, certain equity interests we hold in the Managed REITs and Other Programs may be impaired.

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

We will face conflicts of interest relating to the purchase of properties, including conflicts with the Managed REITs and Other Programs, and there can be no assurance that our investment allocation policy will adequately address all of the conflicts that may arise or that it will address such conflicts in a manner that is more favorable to us than to the Managed REITs and Other Programs.

We own the entities that serve as the sponsor and advisor to the Managed REITs, which have investment objectives similar to ours, and we may be buying properties at the same time as one or more of the Managed REITs or Other Programs. Accordingly, we will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which the Managed REITs may be or become involved. SST VI is a public non-traded Managed REIT which began operations in early 2021 that invests in self storage properties and has assets of approximately $552 million as of September 30, 2024, and SSGT III is a private Managed REIT which began operations in May 2022 that invests in self storage properties and had assets of approximately $221 million as of September 30, 2024.

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

We have provided and may continue to provide financial support to the Managed REITs in the form of outstanding payables, loans, preferred equity investments, or other strategic investments. As of December 31, 2024, we had an aggregate of approximately $33.0 million in outstanding loans to the Managed REITs. If the Managed REITs are unable to raise sufficient additional capital or produce adequate funds from operations, they may not be able to repay such payables or loan amounts. As a result, the amounts loaned or invested may remain unavailable to us longer than expected, which could have a negative impact on our liquidity and could result in us pursuing additional capital in the form of additional debt or equity issuances. If we are unable to acquire additional capital, our financial condition, cash flow, and the amount available for distributions to our common stockholders could be adversely affected.

We are obligated under the Sponsor Funding Agreement to fund up to $70 million for the upfront sales load in the SST VI public offering, which may limit our ability to make investments and/or fund distributions to our stockholders or use such funds for other working capital purposes, and there is no guarantee that we will receive a return on this investment.

On November 1, 2023, we (through an indirect subsidiary) entered into a Sponsor Funding Agreement with SST VI and its operating partnership, pursuant to which we agreed to fund the payment of (i) the upfront sales commission and the upfront dealer manager fee for the sale of shares of SST VI’s Class Y common stock (the “Class Y Shares”) sold in the SST VI public offering and (ii) the estimated organization and offering expenses for the sale of Class Y Shares and shares of SST VI’s Class Z common stock (the “Class Z Shares”) sold in the SST VI public offering. As of December 31, 2024, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement was approximately $61.2 million, assuming SST VI were to sell the maximum remaining shares available under its current offering of approximately 87.4 million.

In consideration for providing the funding for the front-end sales load described above, SST VI’s operating partnership will issue a number of Series C Subordinated Convertible Units of limited partnership interest in SST VI’s operating partnership (the “Series C Units”) to our indirect subsidiary equal to the dollar amount of such funding divided by the then-current offering price for the Class Y Shares and Class Z Shares sold in the SST VI public offering, which is currently $10.00 per share.

The Series C Units shall automatically convert into class A units on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the Class Y Shares and Class Z Shares, calculated net of the value of the Series C Units to be converted. Upon conversion of the Series C Units to class A units, our indirect subsidiary will be entitled to distribution, liquidation, voting or other rights to participate in SST VI’s operating partnership.

Our obligations under the sponsor funding agreement may limit our ability to make other investments and/or fund distributions to our stockholders or use for other working capital purposes. In addition, there is no guarantee that the Series C Units will convert into class A units or that we will receive a return on this investment.

A subsidiary of ours is the sponsor of the Managed REITs and it or its affiliates sponsor Other Programs. As a result, we could be subject to any litigation that may arise by investors in those entities or the respective operations of those entities.

In the course of their operations, the Managed REITs and the Other Programs may be subject to lawsuits. We may be named in such lawsuits as the sponsor of such entities and may, in some instances, be found to be subject to liability. In such an instance, our ability to seek reimbursement or indemnification from such programs may be limited. If we are subject to significant legal expenses, it could have an adverse effect on our financial condition.

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

Stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, a stockholder vote on a particular matter may be superseded by the vote of other stockholders.

Stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, a stockholder will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if they do not vote with the majority on any such matter.

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

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including the Managed REITs and Other Programs, publicly traded REITs, other REITs and institutional investment funds. Moreover, development of self storage facilities has increased in recent years, which has intensified competition, and we expect it will continue to do so as newly developed facilities are opened. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs, and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We have encountered in the past, and we may also encounter in the future unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

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

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies, such as generative artificial intelligence; the use of the Internet and telecommunications technologies to process, transmit and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data; and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

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

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Further, new technologies such as artificial intelligence may be more capable at evading any safeguard measures that we have adopted. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our business, financial condition, or results from operations. Furthermore, if such attacks are not detected immediately, their effect could be compounded.

Our use of or failure to adopt advancements in information technology may hinder or prevent us from achieving strategic objectives or otherwise harm our business.

Our use of or inability to adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence and machine learning, may put us at a competitive disadvantage; cause us to miss opportunities to innovate, achieve efficiencies, or improve the customer experience; or adversely impact our business, reputation, results of operations, and financial condition. Legislative activity in the privacy area may also result in new laws that are applicable to us and that may hinder our business, including by restricting our use of customer data or otherwise regulating the use of algorithms and automated processing in ways that could lead to significant increases in the cost of compliance or could materially affect our business, reputation, results of operations, or financial results. In addition, the use of emerging technologies, including artificial intelligence, entails risks including risks relating to the possibility of intellectual property infringement or misappropriation; data privacy; new or enhanced governmental or regulatory scrutiny, requirements, litigation, or other liability; ethical concerns; negative consumer perceptions as to automation and artificial intelligence; or other complications or liabilities that could adversely affect our business, reputation, results of operations, or financial results.

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

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For 2024, approximately 22%, 20%, and 10% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively.

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

We use, and we disclose to investors, funds from operations (“FFO”) and FFO, as adjusted, which are non-GAAP financial measures. FFO and FFO, as adjusted, are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and FFO, as adjusted, differ from GAAP net income because FFO and FFO, as adjusted, exclude gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. In determining FFO, as adjusted, we make further adjustments to FFO to exclude effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, amortization of debt issuance costs, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments.

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

Climate change creates physical and financial risks. Physical risks from climate change include an increase in sea levels and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g., floods, tornadoes or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, tornadoes, hurricanes, tropical storms, wildfires, and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively affect our financial performance. To the extent any of these events results in significant damage to or closure of one or more of our properties, our operations and financial performance could be adversely affected through an inability to lease or re-lease the property. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, transition risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws or regulations may require material expenditures by us. For example, various federal, state, and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our properties, increase the costs of maintaining or improving our properties or developing new properties, or increase taxes and fees assessed on us or our properties.

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
•
negative impacts on our property operations or development of properties in Canada and the increase of cost resulting from new, expanded or retaliatory tariffs, sanctions, quotas, trade barriers, or changes in trade relations between the United States and Canada.
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

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. In particular, as of December 31, 2024, we had a credit facility with KeyBank, National Association of up to $650 million, of which approximately $615 million was outstanding as of December 31, 2024. We may increase the amount available under the credit facility by an additional $850 million, for a total potential maximum aggregate amount of $1.5 billion, subject to certain conditions. We are also party to a Note Purchase Agreement, whereby we issued to the purchasers an aggregate of $150 million of 4.53% Senior Notes due April 19, 2032. The notes carried a fixed interest rate of 4.53%, which increased to 5.28% as a result of certain leverage thresholds. The notes will continue to accrue interest at a rate of 5.28% until certain leverage thresholds are met for two consecutive fiscal quarters, at which point, the rate will revert to 4.53% and remain at that interest rate through maturity. The credit facility and the notes are subject to a series of financial and other covenants. See Note 5 – Debt, for additional information. We may also incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

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

Certain of our loans are secured by first mortgages on some of our properties, and other loans and our secured notes payable are secured by pledges of equity interests in the entities that own certain of our properties. Such loans and our secured notes payable also impose a number of financial or other covenant requirements on us. If we, or the other parties to these loans or notes, should breach certain of those financial or other covenant requirements, or otherwise default on such loans or notes, then the respective lenders or noteholders, as the case may be, could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan or note at that time, such lenders or noteholder could foreclose on the property securing the applicable loan or note or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us. In addition, certain of our loans are cross-collateralized and cross-defaulted with each other such that a default under one loan would cause a default under the other loans. Furthermore, we may be forced to repay or defease a loan in order to maintain compliance with certain loan covenants, which may not be in our long-term best interest.

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

If our stockholders participate in our distribution reinvestment plan ("DRP"), if available, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are tax-exempt entities, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

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

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management process and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards and best practices. Our cybersecurity program in particular focuses on the following key areas:collaboration, risk assessment, technical safeguards, incident response and recovery planning, third-party risk management, education and awareness, and governance.

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

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known security vulnerabilities, and other external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, and make recommendations to improve processes. Our board of directors and members of management, as appropriate, are presented with any updates we make due to our risk assessment.

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

Governance

Our board of directors delegated to our audit committee oversight of cybersecurity and other information technology (“IT”) risks. Our audit committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the audit committee as necessary regarding any significant cybersecurity incidents.

Our IT team, led by our Chief Information Officer, is responsible for assessing and managing our significant risks from cybersecurity threats and has primary responsibility for our risk management process and overall cybersecurity risk management program. This team includes in-house personnel devoted to these efforts, as well as a third-party IT firm, and they collectively have extensive knowledge of the technologies and applications we have adopted to address our cybersecurity risk.

In addition, our Chief Information Officer supports our company by staying informed about and monitoring efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

As of December 31, 2024, we owned 161 operating self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington and Wisconsin), the District of Columbia, and Canada, comprising approximately 110,000 units and approximately 12.6 million rentable square feet.

See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2024, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.3%	90.3%	0.7%
Arizona	4	3,130	329,100	2.6%	93.3%	2.5%
California	32	21,955	2,313,400	18.4%	91.9%	20.3%
Colorado	10	5,870	683,600	5.4%	87.9%	4.1%
Florida	27	20,920	2,462,700	19.6%	92.8%	22.1%
Illinois	6	3,785	432,450	3.4%	92.0%	3.0%
Indiana	2	1,030	112,700	0.9%	93.3%	0.6%
Massachusetts	2	1,045	111,800	0.9%	90.7%	1.8%
Maryland	2	1,610	169,500	1.4%	92.9%	1.4%
Michigan	4	2,220	266,100	2.1%	93.5%	1.8%
New Jersey	2	2,350	205,100	1.6%	78.6%	1.7%
Nevada	9	7,160	865,000	6.9%	92.1%	6.6%
North Carolina	18	8,800	1,144,000	9.1%	93.8%	7.9%
Ohio	5	2,540	288,900	2.4%	87.9%	1.6%
South Carolina	4	2,890	355,800	2.9%	89.1%	1.8%
Texas	12	6,960	919,300	7.3%	94.1%	6.9%
Virginia	1	830	71,100	0.6%	91.2%	0.9%
Washington	5	3,430	390,550	3.1%	92.8%	3.4%
Wisconsin	1	780	83,400	0.7%	87.7%	0.5%
District of Columbia	1	830	72,000	0.6%	89.2%	0.1%
Ontario, Canada	13	10,610	1,110,700	8.8%	91.6%	10.3%
Total (5)	161	109,835	12,550,500	100%	91.8%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,400 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,017,000 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2024.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2024.
(5)
In September 2024, Hurricane Helene caused severe flooding at one of our wholly-owned properties in Asheville, North Carolina. As a result, this property was not operational as of December 31, 2024, but we expect to rebuild a self storage facility in its place. There is no assurance as to when this property will be rebuilt or the performance of this property upon completion or stabilization. The table above does not include the property statistics for this property. Please see Note 3 – Real Estate of the Notes to the Consolidated Financial Statements for additional detail.

Additionally, we own our office located at 10 Terrace Rd, Ladera Ranch, California (the “Ladera Office”) which houses our corporate headquarters.

On May 25, 2022, we, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, purchased a single tenant industrial building located in the city of Burnaby, British Columbia (the “Regent Property”), that we and SmartCentres plan to develop into a self storage facility in the near future.

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

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the "Nantucket Joint Venture"). Upon completion of development, we expect to serve as property manager of the self storage property. As of December 31, 2024, the carrying value of this investment was approximately $6.0 million. Such amount represents an approximately 38% ownership in the property.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures in Canada (the “Canadian JV Properties”) (in thousands):

Canadian JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of December 31, 2024	Carrying Value of Investment as of December 31, 2023
Dupont (1)(6)	October 2019	$3,358	$3,975
East York (2)(6)	June 2020	4,945	5,663
Brampton (2)(6)	November 2020	1,533	1,975
Vaughan (2)(6)	January 2021	2,019	2,297
Oshawa (2)(6)	August 2021	938	1,275
Scarborough (2)(5)	November 2021	1,969	2,343
Aurora (1)(5)	December 2022	1,935	2,481
Kingspoint (2)(5)	March 2023	3,299	3,947
Whitby (4)	January 2024	7,661	7,076
Markham (1)(7)	May 2024	2,470	2,064
Regent (3)	Under Development	2,655	2,736
		$32,782	$35,832
(1)
These joint venture properties were acquired through the SSGT II Merger, which closed on June 1, 2022.
(2)
These joint venture properties were acquired through the SST IV Merger, which closed on March 17, 2021.
(3)
This property was leased as a single tenant industrial lease through October 2024. The joint venture plans to develop this property into a self storage facility in the future.
(4)
This property was acquired on January 12, 2023 in connection with a purchase agreement assumed in the SSGT II Merger.
(5)
As of December 31, 2024, these properties were encumbered by first mortgages pursuant to the RBC JV Term Loan II (defined below).
(6)
As of December 31, 2024, these properties were encumbered by first mortgages pursuant to the RBC JV Term Loan (defined below).
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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 10, 2025, we had approximately 88.1 million Class A Shares outstanding and approximately 8.2 million Class T Shares outstanding, held by a total of approximately 19,000 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Our Offering terminated on January 9, 2017. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares. On November 25, 2024, our board of directors approved the full suspension of our distribution reinvestment plan and share redemption program. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in this report for additional information.

On February 11, 2025, our board of directors reinstated the DRP Offering, such that distributions for the month of January 2025 as well as any distributions declared by our board of directors for any future months will be invested in shares of our common stock for those stockholders that previously elected into our distribution reinvestment plan in such states where our distribution reinvestment plan is able to be offered.

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

Determination of Estimated Per Share Net Asset Value

On March 12, 2025, the board of directors (the “Board”), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the “Committee”), unanimously approved and established an estimated net asset value per share (“Estimated Per Share NAV”). The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2024 (the “Valuation Date”). We provided this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231, with respect to customer account statements. This valuation was performed in accordance with the provisions of the Institute for Portfolio Alternatives Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued in April 2013 (the “IPA Valuation Guidelines”).

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

The Estimated Per Share NAV was determined after consultation with our management and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the Committee. Stanger prepared an appraisal report (the “Stanger Appraisal Report”) summarizing key information and assumptions and providing an appraised value range on 157 wholly-owned properties and 10 properties held in unconsolidated joint ventures in our portfolio as of June 30, 2024 (collectively, the “Stanger Appraised Properties”). Stanger also prepared a net asset value report (the “Stanger NAV Report”) which estimates the net asset value range per share of each of our class A common stock and class T common stock as of June 30, 2024. The Stanger NAV Report relied upon: (i) the Stanger Appraisal Report for the Stanger Appraised Properties; (ii) Stanger’s estimated value range of our advisory, asset management and property management businesses and certain joint ventures (the “Managed REIT Platform”); (iii) Stanger’s estimated fair market value of our secured mortgage debt and other debt outstanding; (iv) Stanger’s estimated value range of our unconsolidated joint ventures (the “Unconsolidated Joint Ventures”); and (v) our estimate of the value of our cash, other assets, and liabilities, to calculate an estimated net asset value range per share of our common stock. The process for estimating the value of our assets and liabilities was performed in accordance with the provisions of the IPA Valuation Guidelines.

After considering all information provided, including the Committee’s receipt and review of the Stanger Appraisal Report and the Stanger NAV Report (the “Reports”), and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $13.43 to $15.67, with a mid-point estimated value per share of $14.50, as indicated in the Stanger NAV Report was reasonable and recommended to the Board that it adopt $14.50 as the Estimated Per Share NAV for our Class A shares and Class T shares.

The table below sets forth the calculation of our Estimated Per Share NAV as of June 30, 2024 and our previous estimated value per share as of September 30, 2023 (amounts in thousands, except share and per share data).

	June 30,	September 30,
Assets	2024	2023
Real Estate Properties	$2,683,909	$2,726,669
Additional assets
Cash	34,677	34,239
Restricted Cash	7,368	9,573
Investments in Unconsolidated JV's	93,313	77,773
Other assets	50,918	53,381
Management Company	146,190	146,800
Total Assets	$3,016,375	$3,048,435
Liabilities
Debt	$1,110,041	$1,059,001
Mark-to-market on mortgage debt	(29,536)	(38,510)
Accounts payable and accrued liabilities	39,196	40,711
Due to affiliates	69	84
Distributions payable	8,736	8,928
Total Liabilities	$1,128,506	$1,070,214
Net Asset Value	1,887,869	1,978,221
Preferred Equity (1)	-	-
Net Asset Value to Common	$1,887,869	$1,978,221
Net Asset Value for Class A shares	$1,770,029	$1,854,366
Number of Class A shares outstanding(1)(2)	122,036,466	121,589,335
Estimated value per Class A share	$14.50	$15.25
Net Asset Value for Class T shares	$117,840	$123,854
Number of Class T shares outstanding	8,124,618	8,121,031
Estimated value per Class T share	$14.50	$15.25

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

Independent Valuation Firm

Stanger was selected by the Committee to appraise and provide a value on the 167 Stanger Appraised Properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with the Company. The compensation the Company paid to Stanger related to the valuation is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Report was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of the Company.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by us, including: (i) historical and projected operating revenues and expenses; (ii) unit mixes; (iii) rent rolls; and (iv) information regarding recent or planned capital expenditures.

In conducting its investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us for reasonableness, Stanger assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to Stanger by any other party and did not independently verify such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or the Board. Stanger relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by the Company in connection with public securities offerings, private placements, business combinations, and similar transactions. The Company does not believe that there are any material conflicts of interest between Stanger, on the one hand, and the Company, and their affiliates, on the other hand. We engaged Stanger, with approval from the Committee, to deliver its Reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we have agreed to indemnify Stanger against certain liabilities arising out of this engagement. A special committee of the Board previously engaged Stanger to serve as a financial advisor in connection with our acquisition of Strategic Storage Growth Trust, Inc., Strategic Storage Trust IV, Inc., Strategic Storage Growth Trust II, Inc. and the Managed REIT Platform acquired from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC) (“SAM”) and Stanger provided fairness opinions in connection with certain of those transactions, for which Stanger was paid usual and customary fees. In addition, Stanger was previously engaged by the Committee and performed a net asset value calculation for us for the periods ended September 30, 2023, September 30, 2022, June 30, 2021 and December 31, 2019. In 2021, Stanger was also engaged to provide other financial advisory services to us. Finally, Stanger served as a financial advisor in the negotiation and closing of the Series A Convertible Preferred Stock by Extra Space Storage LP, a subsidiary of Extra Space Storage Inc. Stanger may from time to time in the future perform other services for us or the managed REITs, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Report.

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

Real Estate Valuation

As described above, the Company engaged Stanger to provide an appraisal containing a range of market value of the Stanger Appraised Properties consisting of 157 wholly-owned properties and 10 properties held in unconsolidated joint ventures in our portfolio as of June 30, 2024. In preparing the Stanger Appraisal Report, Stanger, among other things:

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

The total aggregate purchase price of the wholly-owned appraised properties in the Stanger Appraisal Report was approximately $1.9 billion. In addition, through the Valuation Date, the Company had invested approximately $97 million in capital improvements on these real estate assets since inception. As of the Valuation Date, the total value range of the wholly-owned appraised properties was approximately $2.6 billion to $2.8 billion. The mid-point appraised value of approximately $2.7 billion represents an approximately 32.3% increase in the total value of the real estate assets over the aggregate purchase price and aggregate improvements. The following summarizes the key assumptions that were used in the direct capitalization models to arrive at the mid-point appraised value of the Stanger Appraised Properties:

Assumption	Range	Weighted Average
Direct Capitalization rate	4.50% to 6.00%	5.08%

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

	Estimated Per Share NAV due to:
	Increase 25 Basis Points	Decrease 25 Basis Points	Increase 5.0%	Decrease 5.0%
Direct Capitalization Rate	$13.43	$15.67	$13.47	$15.64

Debt

Values for our secured mortgage debt and other Company debt outstanding (the “Outstanding Debt”) were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for debt with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, customary affirmative and negative covenants, prepayment terms, and collateral attributes. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates ranged from 5.80% to 7.55% for the Outstanding Debt.

As of June 30, 2024, Stanger’s estimated fair value of our consolidated Outstanding Debt was approximately $1.08 billion. The weighted-average discount rate applied to the future estimated debt payments of the Outstanding Debt was approximately 6.88%.

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

Estimated Per Share NAV due to:
Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
$14.43	$14.57	$14.41	$14.60

Cash, Other Assets, Other Liabilities and Preferred Equity

The fair value of our cash, other assets, other liabilities and investments in and advances to our Managed REITs were estimated by us to approximate carrying value as of the Valuation Date. In estimating the fair value of the Series A Convertible Preferred Stock, Stanger considered the conversion feature of the Series A Convertible Preferred Stock, as described above, and determined that as of the Valuation Date it would have been dilutive since the conversion value of $10.66 per share is at a lower value than the Estimated Per Share NAV determined by the Board as of the Valuation Date. Therefore, Stanger assumed the Series A Convertible Preferred Stock was converted into common shares and was included in the fully diluted share count as of the Valuation Date. The carrying value of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as intangible assets and liabilities and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments.

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

Different parties using different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The value of the Company's shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets.

The Board’s Determination of the Estimated Per Share NAV

Based upon a review of the Reports provided by Stanger, upon the recommendation of the Committee, the Board declared the Estimated Per Share NAV for each of the class A common stock and class T common stock to be $14.50.

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

Similarly, the amount a stockholder may receive upon repurchase of their shares, if they participate in our share redemption program and such redemption program is available, may be greater than or less than the amount a stockholder paid for the shares, regardless of any increase in the underlying value of any assets owned by the Company.

The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2024. The Estimated Per Share NAV was based upon 130,161,084 shares of common equity or equivalent interests outstanding as of June 30, 2024, which was composed of (i) 88,696,458 Class A shares of our common stock, plus (ii) 8,124,618 outstanding Class T shares of our common stock, plus (iii) 18,761,726 shares related to the assumed conversion of the Series A Convertible Preferred Stock into common shares, plus (iv) 14,578,282 OP Units, of which 1,332,923 are unvested OP Units issued to our directors and executive management. Such OP Units are, or will be upon vesting (as applicable), exchangeable on a one-for-one basis into Class A shares of Company’s common stock.

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

For 2024, we paid a total of approximately $79.6 million in distributions, which consisted of approximately $58.0 million to our common stockholders, approximately $8.6 million to our OP Unit holders, and approximately $12.5 million to our preferred stockholder. Approximately $54.4 million of the 2024 total distributions, composed of approximately 93.6% of our common stockholder distributions and none of our preferred stockholder distributions, constituted a non-taxable return of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2023 and 2024 (amounts in thousands, except per share data):

Quarter	OP Unit Holders(1)	Preferred Stockholder(2)	Common Stockholders(1)	Distributions Declared per Common Share
1st Quarter 2023	$2,006	$3,151	$14,685	$0.15
2nd Quarter 2023	$2,138	$3,082	$14,746	$0.15
3rd Quarter 2023	$2,107	$3,116	$14,340	$0.15
4th Quarter 2023	$2,022	$3,151	$14,464	$0.15
1st Quarter 2024	$2,304	$3,151	$14,501	$0.15
2nd Quarter 2024	$2,107	$3,108	$14,609	$0.15
3rd Quarter 2024	$2,110	$3,108	$14,553	$0.15
4th Quarter 2024	$2,085	$3,142	$14,381	$0.15

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

Share Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2024, approximately $62.0 million of common stock was available for redemption. During the three months ended December 31, 2024, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2024	826,738	$15.25	826,738	2,621,037	(1)
November 30, 2024	—	—	—	2,621,037	(1)
December 31, 2024	—	—	—	2,621,037	(1)

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

The performance graph below is a comparison of the cumulative total return of our shares of class A common stock, the Standard and Poor’s 500 Index (“S&P 500”), the FTSE NAREIT All Equity REITs Index and the Russell 2000 Index (“Russell 2000”), assuming a starting investment of $100 on December 31, 2019 and reinvestment of distributions. The value of an investment in SmartStop reflects the customer account statement value in effect and does not factor in deductions for upfront fees and expenses paid at the time of investment. We currently have class A and class T common stock outstanding, with varying performance results between each class due to differences in class-specific fees and expenses. Class A is pictured in the graph below. There can be no assurance that the performance of our Class A shares will continue in line with the same or similar trends depicted in the performance graph.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2024, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on rentable square footage. As of December 31, 2024, our wholly-owned portfolio consisted of 161 operating self storage properties diversified across 19 states, the District of Columbia, and Canada comprising approximately 110,000 units and 12.6 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which consisted of ten operating self storage properties, and one other property, which we plan to convert into a self storage property. Further, through our Managed REIT Platform (as defined below), we served as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT ("SST VI"), and Strategic Storage Growth Trust III, Inc., a private REIT ("SSGT III" and together with SST VI, the "Managed REITs"); additionally, we manage one other self storage property for an affiliated entity, which pays us fees, as applicable, to manage such property. In total, as of December 31, 2024, we managed 37 operating self storage properties.

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI, SSGT III, and Strategic Storage Trust X, a private REIT ("SST X"). We also served as the sponsor of Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022. Prior to June 1, 2022, SSGT II was also included in the “Managed REITs” for purposes of this Annual Report. We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of December 31, 2024, 37 operating properties and approximately 29,000 units and approximately 3.2 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We acquired the Managed REIT Platform in 2019 from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor ("SAM"). We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges to goodwill were recognized during the years ended December 31, 2024, 2023 or 2022.

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

Industry Outlook, Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units. These demand drivers function in a multitude of economic environments, both cyclically and counter-cyclically.

More recently, the broader economy has been experiencing elevated levels of inflation, higher interest rates (including higher mortgage rates), tightening monetary and fiscal policies and a slowdown in home sales and population mobility. These dynamics, paired with difficult comparables from 2022, resulted in a reduction in pricing power for self storage operators, leading to a deceleration in revenue growth in 2023 and once again in 2024. As of December 31, 2024, the U.S. listed self storage REITs averaged ending same-store occupancy of approximately 89.5%. Without a near term change in monetary policy and subsequent reduction in mortgage rates, we expect self storage demand to remain reduced relative to more recent COVID-19 era demand and more comparable to historical averages. Additionally, the broader interest rate and inflationary environment has moderated since the beginning of 2024. These factors could lead to increasing levels of population mobility, specifically amongst single family home buyers and sellers, which could increase demand for self storage. Based on these dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles.

From a supply perspective, the top 50 MSA’s in the United States saw a historically elevated amount of new self storage supply come online from 2018 to 2023, both on an absolute and relative basis. This new supply outpaced population growth in the same markets by nearly five times during that period. We believe the broader shift of people working from home related to the COVID-19 pandemic, elevated migration patterns and strength in the housing market helped drive revenue growth in self storage demand and absorb this supply. These demand drivers produced a 36-month period in which self storage industry fundamentals were very strong relative to historical operating levels, including all-time high occupancy and revenue growth. However, as COVID-related demand waned in 2023, many of the tenants that rented due to the COVID-19 pandemic vacated. We expect the new supply delivered in the recent past to continue to be absorbed and we expect only moderate growth in new supply through 2026.

We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. Although property taxes were moderated through assessment challenges over the past two years, we expect elevated property tax increases in our sector in the coming years. Other property operating expenses have experienced elevated pressures as well in the past few years, namely property insurance and payroll, primarily due to inflation and natural disasters. As a result, we have experienced a year-over-year decrease in gross margins for the year ended December 31, 2024. We expect same-store expense growth resulting from increases in employee costs, property insurance and property taxes in 2025, to be partially offset by operating efficiencies gained from leveraging our technology and solar initiatives.

Beginning in 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or capped interest rates of varying durations for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions did not increase at the same magnitude as interest rates increased in 2022 and 2023, which limited our ability make accretive acquisitions of self storage properties. However, with anticipation of the Federal Reserve lowering its target range for the federal funds rate, interest rates across the curve began to decrease in the first half of 2024. From September 2024 through the end of the year, the Federal Reserve has lowered its targeted range for the federal funds rate by a cumulative 100 basis points, spread across three cuts.

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

We sustained significant damage at one of our properties which was severely flooded. As a result of the flooding and related damage, we recorded a net casualty loss related to the flooded property of approximately $4.6 million during the year ended December 31, 2024, to write-off the carrying value. We expect to rebuild and therefore we believe it is probable that we will receive insurance proceeds to offset the casualty loss and we recorded a receivable related to our pending insurance claim amounts as of December 31, 2024. There is no assurance as to when this property will be rebuilt or the performance of this property upon completion or stabilization. The casualty loss was completely offset in our consolidated statements of operations by such expected recovery. Any amount of insurance recovery related to the property damage in excess of the casualty loss incurred is considered a gain contingency, and would be recognized upon final settlement of the claims. Additionally, we accrued $0.5 million related to other losses, which was included in Property operating expenses in our consolidated statements of operations.

After Hurricane Helene passed, we worked quickly to re-open our properties, except the flooded Asheville property, to normal operating conditions, with our efforts focused on debris cleanup and removal and other more minor repairs.

In October 2024, Hurricane Milton also made landfall in Florida and the majority of our Florida properties were temporarily closed but resumed operations shortly after the storm. Damages were generally minor and limited to wind, downed fences, wind-blown debris and downed trees and branches.

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

As of December 31, 2024 and 2023, we wholly-owned 161 and 154 operating self storage facilities, respectively. Our operating results for the year ended December 31, 2024 included full year period results for 153 operating self storage facilities. During the year ended December 31, 2024, our operating results included partial period results for nine self storage facilities, eight of which were acquired during the year ended December 31, 2024, and one of which became non-operational prior to year end, as it sustained damage in September 2024 caused by Hurricane Helene. Please see Note 3 – Real Estate of the Notes to the Consolidated Financial Statements for additional detail. Our operating results for the year ended December 31, 2023 included full year period results for 153 operating self storage facilities and partial period results for one operating self storage facility acquired during the year ended December 31, 2023. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2024 and 2023

Total Self Storage Revenues

Total self storage related revenues for the years ended December 31, 2024 and 2023 were approximately $219.0 million and $215.3 million, respectively. The increase in total self storage revenues of approximately $3.7 million, or 2% was primarily attributable to an increase in non same-store revenues of approximately $2.3 million, largely as a result of eight property acquisitions during the year ended December 31, 2024.

We expect self storage revenues to fluctuate in future periods primarily based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect to see increases in self storage revenues from our recent and any future acquisitions.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the years ended December 31, 2024 and 2023 was approximately $11.4 million and $11.9 million, respectively. The decrease in Managed REIT Platform revenues of approximately $0.5 million is primarily attributable to decreased acquisition fees as compared to the prior year. We earned approximately $1.9 million in acquisition fees from SST VI in June of 2023 as a result of a large multi-property portfolio acquisition by SST VI. Managed REIT Platform revenues were also reduced as compared to the prior year to a lesser extent by the effect of an additional approximately $0.8 million of sponsor funding reductions recorded to revenue in the current year. Such decreases in Managed REIT Platform revenues were partially offset by increased Tenant Protection Program fees, property management and asset management fees as a result of increased assets under management.

We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, offset by additional reductions recorded to such revenue in connection with the Sponsor Funding Agreement as SST VI continues to sell shares in its public offering and such reductions increase commensurately.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2024 and 2023 were approximately $6.6 million and $5.8 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs was primarily related to the growth in the Managed REITs assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2024 and 2023 were approximately $70.7 million (or 32% of self storage revenue) and $65.4 million (or 30% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $5.3 million was attributable to increased property operating expenses of approximately $1.5 million related to our non same-store properties, and the balance related to increased insurance costs, property taxes, payroll costs, repairs and maintenance expenses, and advertising expenses on our same-store properties. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the years ended December 31, 2024 and 2023 were approximately $4.0 million and $3.4 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform, some of which were incurred directly and indirectly through the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). The increase in Managed REIT Platform Expenses is primarily related to growth in the Managed REITs' assets under management. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the years ended December 31, 2024 and 2023 were approximately $6.6 million and $5.8 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2024 and 2023 were approximately $29.9 million and $27.5 million, respectively. Such expenses consist primarily of compensation related costs, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. During the years ended December 31, 2024 and 2023, we recorded expenses of approximately $0.3 million and $0.8 million, respectively, related to our filing of an amendment to our registration statement on Form S-11 and related costs in pursuit of a potential offering of our common stock. The remaining increase in general and administrative expenses was primarily attributable to increased compensation related costs and legal expenses incurred during the year ended December 31, 2024. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2024 and 2023 were approximately $56.1 million and $60.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions and to a lesser extent, amortization of certain intangible assets acquired in the Self Administration Transaction. The decrease in depreciation and amortization expense is primarily attributable to the intangible amortization expense related to our in place lease intangible assets recorded in connection with the SSGT II Merger which became fully amortized in November 2023.

Acquisition Expenses

Acquisition expenses for the years ended December 31, 2024 and 2023 were approximately $0.4 million and $0.2 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy. The increase in acquisition expenses of approximately $0.2 million is related to increased acquisition activity.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the years ended December 31, 2024 and 2023 were approximately $1.4 million and $1.6 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The decrease in losses from our equity method investments in JV Properties is due to improved operational results at the JV properties, as compared to the prior year.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the years ended December 31, 2024 and 2023 were approximately $1.4 million and $1.3 million, respectively. Losses from our equity method investments in Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the years ended December 31, 2024 and 2023 was approximately $1.3 million and $0.2 million of expense, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. The unfavorable variance of approximately $1.1 million is primarily due to unfavorable fair value adjustments associated with our SOFR interest rate hedges not designated for hedge accounting during the year ended December 31, 2024, offset by a gain on foreign currency hedges net of foreign currency fluctuations.

Interest Income

Interest income for the years ended December 31, 2024 and 2023 was approximately $3.2 million and $3.4 million, respectively. Interest income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. We expect interest income from the Managed REITs to fluctuate commensurate with their borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the years ended December 31, 2024 and 2023 was approximately $72.3 million and $61.8 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt, amortization of debt issuance costs, and the impact of our interest rate derivatives designated for hedge accounting. The increase of approximately $10.5 million as compared to the same period in the prior year is primarily attributable to increased borrowings, increases to our net effective interest rates on our variable rate debt, as well as increased amortization of debt issuance costs of approximately $1.4 million primarily due to increased debt issuance costs associated with the Credit Facility. The increase in net effective interest rates as compared to the same period in the prior year is primarily attributable to two previously beneficial interest rate hedges which capped SOFR at 1.75% and 2.0% for $125 million of our debt, each, which expired on June 30, 2023 and June 28, 2024, respectively. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in net effective interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the years ended December 31, 2024 and 2023 was approximately $0.5 million, and none, respectively. Loss on debt extinguishment for the year ended December 31, 2024 was related to certain unamortized debt issuance costs associated with our Former Credit Facility which were expensed in connection with the execution of the new Credit Facility. Please see Note 5 – Debt, of the notes to consolidated financial statements contained in this report for additional information.

Income Tax (Expense) Benefit

Income tax for the years ended December 31, 2024 and 2023 was approximately $1.5 million of expense, and $2.6 million of benefit, respectively. Income tax consists primarily of state, federal, and Canadian income tax. For the year ended December 31, 2023, we recorded an income tax benefit due to the release of valuation allowances on certain deferred tax assets related to our non-capital losses at some of our Canadian properties, resulting in a net income tax benefit for such period. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results – Years Ended December 31, 2024 and 2023

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2023, excluding five other properties) for the years ended December 31, 2024 and 2023. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisitions, dispositions, development activity, properties impacted by casualty events or lease up properties (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Revenue (1)	$202,523	$201,728	0.4%	$8,156	$5,809	N/M	$210,679	$207,537	1.5%
Property operating expenses (2)	$65,301	62,115	5.1%	$4,399	2,899	N/M	69,700	65,014	7.2%
Net operating income	$137,222	$139,613	-1.7%	$3,757	$2,910	N/M	$140,979	$142,523	-1.1%
Number of facilities	148	148		14	6		162	154
Rentable square feet (3)	11,429,100	11,404,485		1,187,800	486,700		12,616,900	11,891,185
Average physical occupancy (4)	92.2%	92.9%	-0.7%	82.9%	N/M	N/M	91.8%	92.1%	-0.3%
Annualized rent per occupied square foot (5)	$20.02	$19.83	1.0%	$16.32	N/M	N/M	$19.85	$19.77	0.4%
N/M Not meaningful

(1)
Revenue includes rental income, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Property operating expenses excludes Tenant Protection Program related expense. Please see the reconciliation of net operating income to net income (loss) below for the full detail of adjustments to reconcile net operating income to net income (loss).

(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet as of December 31, 2024 and 2023, respectively. On a same-store basis, for the same periods, parking represented approximately 954,000 square feet. Amount not in thousands.
(4)
Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. In the event a property is disposed of, or becomes completely inoperable during the period, such property is excluded from the respective calculation in the first full month of non-operation.
(5)
Determined by dividing the aggregate realized rental income for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. In the event a property is disposed of, or becomes completely inoperable during the period, such property is excluded from the respective calculation in the first full month of non-operation. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot. Amount not in thousands.

Our same-store revenue increased by approximately $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to higher annualized rent per occupied square foot, partially offset by the impact of decreased occupancy. The increase in property operating expenses is primarily attributable to increased property insurance costs, property taxes, payroll costs, repairs and maintenance expenses, and advertising expenses.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Year Ended December 31,
	2024	2023
Net income	$(5,887)	$11,647
Adjusted to exclude:
Tenant Protection Program revenue (1)	(8,296)	(7,784)
Tenant Protection Program related expense	983	348
Managed REIT Platform revenue	(11,383)	(11,906)
Managed REIT Platform expenses	3,982	3,365
General and administrative	29,948	27,452
Depreciation	55,175	53,636
Intangible amortization expense	935	6,594
Acquisition expenses	413	193
(Earnings) losses from our equity method investments in JV Properties	1,380	1,625
(Earnings) losses from our equity method investments in Managed REITs	1,414	1,273
Other, net	1,282	231
Interest income	(3,247)	(3,360)
Interest expense	72,325	61,805
Loss on debt extinguishment	471	—
Income tax expense (benefit)	1,484	(2,596)
Total net operating income	$140,979	$142,523

(1) Approximately $7.8 million and $7.4 million of Tenant Protection Program revenue was earned at same store facilities during the years ended December 31, 2024 and 2023, respectively, with the remaining approximately $0.5 million and $0.3 million earned at non same-store facilities during the years ended December 31, 2024 and 2023, respectively.

Comparison of the Years Ended December 31, 2023 and 2022

The results of operations and cash flows for the years ended December 31, 2023 compared to December 31, 2022 were included in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on March 18, 2024.

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

FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net income (loss) (attributable to common stockholders)	$(18,379)	$(2,746)	$6,322
Add:
Depreciation of real estate	53,975	52,620	48,400
Amortization of real estate related intangible assets	715	6,302	14,628
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	2,615	2,375	1,535
Deduct:
Gain on equity interests upon acquisition (1)	—	—	(16,101)
Adjustment for noncontrolling interests(2)	(6,892)	(7,165)	(5,279)
FFO (attributable to common stockholders)	32,034	51,386	49,505
Other Adjustments:
Intangible amortization expense - contracts (3)	220	292	573
Acquisition expenses(4)	413	193	888
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	222	69	149
Casualty loss due to hurricane(5)	500	—	661
Contingent earnout adjustment(6)	—	—	1,514
Write-off of equity interest and preexisting relationships upon acquisition of control	—	—	2,050
Accretion of fair market value of secured debt	120	13	(36)
Net loss on extinguishment of debt(7)	471	—	2,393
Foreign currency and interest rate derivative (gains) losses, net(8)	577	(178)	75
Offering related expenses(9)	330	792	1,803
Adjustment of deferred tax assets and liabilities(3)	845	(3,301)	(1,073)
Sponsor funding reduction (10)	844	34	—
Amortization of debt issuance costs(3)	4,115	2,728	2,594
Adjustment for noncontrolling interests in our Operating Partnership	(1,042)	(73)	(1,306)
FFO, as adjusted (attributable to common stockholders) (11)	$39,649	$51,955	$59,790

FFO (attributable to common stockholders)	$32,034	$51,386	$49,505
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	(773)	1,314	2,536
Adjustment for noncontrolling interests in our Operating Partnership(2)	6,892	7,165	5,279
FFO (attributable to common stockholders and OP unit holders)	$38,153	$59,865	$57,320

FFO, as adjusted (attributable to common stockholders)	$39,649	$51,955	$59,790
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	(773)	1,314	2,536
Adjustment for noncontrolling interests in our Operating Partnership(2)	7,934	7,238	6,585
FFO, as adjusted (attributable to common stockholders and OP unit holders) (11)	$46,810	$60,507	$68,911

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
(4)
This represents acquisition expenses associated with investments in real estate that were incurred prior to the acquisitions becoming probable and therefore were not capitalized in accordance with our capitalization policy.
(5)
Such casualty losses relate to Hurricane Ian, which occurred in September 2022, and Hurricane Helene, which occurred in September 2024.
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

(11)
Our calculation of FFO, as adjusted was modified beginning in the period ended March 31, 2024, to add back the amortization of debt issuance costs. Accordingly, the prior periods have been presented here based on the current calculation, which differs from what was previously reported for such periods. This modification was made to reflect what management believes is a more appropriate calculation in light of recently completed debt refinancings as a means of determining a comparable sustainable operating performance metric.

FFO, as adjusted declined compared to the same period in the prior year primarily as a result of increased interest expense and to a lesser extent increased general and administrative expenses.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Change
Net cash flow provided by (used in):
Operating activities	$64,027	$73,191	$(9,164)
Investing activities	$(180,938)	$262	$(181,200)
Financing activities	$94,816	$(66,099)	$160,915

Cash flows provided by operating activities for the years ended December 31, 2024 and 2023 were approximately $64.0 million and $73.2 million, respectively, a decrease of approximately $9.2 million. The decrease in cash provided by our operating activities is primarily the result of a decrease of approximately $11.3 million in net income when excluding the impact of non-cash items, largely due to increased interest expense in the current year, net of favorable changes in working capital of approximately $2.2 million.

Cash flows used in investing activities for the year ended December 31, 2024 were approximately $180.9 million, whereas cash flows provided by investing activities for the year ended December 31, 2023 were approximately $0.3 million, an increase in the use of cash of approximately $181.2 million. The increase in the use of cash for investing activities primarily relates to an increase of approximately $130.7 million of real estate acquisitions, and a net increase in net cash used to provide funding to the Managed REITs of approximately $47.5 million.

Cash flows provided by financing activities for the year ended December 31, 2024 were approximately $94.8 million, whereas cash flows used in financing activities for the year ended December 31, 2023 were approximately $66.1 million, a change of approximately $160.9 million. The change in financing activities is primarily attributable to the increase in cash inflows from net debt borrowings, net of paydowns of approximately $172.9 million, slightly offset by a net increase in cash used to satisfy redemption requests of approximately $14.9 million.

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

In April 2022, we received our initial investment grade credit rating of BBB- from Kroll Bond Rating Agency, Inc ("Kroll"). In accordance with the Note Purchase Agreement, we intend to maintain a credit rating on an annual basis. This rating was reaffirmed by Kroll in April 2024. Subsequent to December 31, 2024, Kroll placed the Company on a 90-day rating watch downgrade.

Our Credit Facility contains a borrowing base requirement, which is impacted by treasury yields. Increases to treasury yields have negatively impacted our borrowing base calculation and limited our ability to borrow pursuant to the Credit Facility. Volatility in the debt and equity markets and continued and/or further impact of rising treasury yields, interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. Such events may have a further impact on our current liquidity in the short-term. If such events were to occur in the short-term, we would expect to take certain steps, including but not limited to refinancing certain of our current loans, and adding additional properties onto our Credit Facility, each of which we expect would increase our borrowing availability. Given the recent impact of rising treasury rates and the commensurate related reduction in the borrowing capacity on our Credit Facility, we defeased our KeyBank Florida CMBS Loan in February of 2025, and added the previously encumbered properties to our Credit Facility to assist in mitigating the negative impact of rising treasury rates on our borrowing capacity. We have additional loans that could also be refinanced or defeased to add additional capacity to our Credit Facility in the near future, should we need to further strengthen our borrowing capacity.

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

Distribution Policy and Distributions

Preferred Stock Dividends

The shares of Series A Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock accrue daily but are payable quarterly in arrears. Since the initial closing, such dividends accrued at a rate equal to 6.25% per annum until October 29, 2024, and accrued at a rate of 7.0% per annum thereafter. The Series A Convertible Preferred Stock was not redeemed on or prior to the fifth anniversary date of the Initial Closing (October 29, 2024). As such, the dividend rate will continue to increase at an additional 0.75% per annum each year thereafter to a maximum of 9.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series A Convertible Preferred Stock is either converted or repurchased in full.

Common Stock Distributions

On January 31, 2025, our board of directors declared a distribution rate for the month of February 2025 of approximately $0.0460 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on February 28, 2025. Such distributions payable to each stockholder of record will be paid the following month.

On February 26, 2025, our board of directors declared a distribution rate for the month of March 2025 of approximately $0.0510 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on March 31, 2025. Such distributions payable to each stockholder of record will be paid the following month.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
Distributions paid in cash – common stockholders	$37,377		$40,598
Distributions paid in cash – noncontrolling interests	9,072		8,861
Distributions paid in cash – preferred stockholders	12,509		12,500
Distributions reinvested	20,667		17,636
Total distributions	$79,625		$79,595
Source of distributions
Cash flows provided by operations	$64,027	80.4%	$73,191	92.0%
Offering proceeds from distribution reinvestment plan	15,598	19.6%	6,404	8.0%
Total sources	$79,625	100%	$79,595	100%

From our inception through December 31, 2024, we paid cumulative distributions of approximately $479.8 million, of which approximately $376.7 million were paid to common stockholders, as compared to cumulative FFO (attributable to common stockholders) of approximately $151.9 million.

For the year ended December 31, 2024, we paid distributions of approximately $79.6 million, of which approximately $58.0 million was paid to common stockholders, as compared to FFO (attributable to common stockholders) of approximately $32.0 million.

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

Indebtedness

As of December 31, 2024, our net debt was approximately $1,317 million, which included approximately $556 million in fixed rate debt, and $766 million in variable rate debt, less approximately $3.4 million in net debt issuance costs and approximately $1.6 million in net debt discount. See Note 5 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Additionally, we are party to a $70 million CAD term loan (the “RBC JV Term Loan”) with Royal Bank of Canada (“RBC”) pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). We are also party to a $46.0 million CAD term loan (the “RBC JV Term Loan II”) with RBC pursuant to which three of our joint venture subsidiaries that each own 50% of a Canadian JV Property serve as borrowers (the “RBC Borrowers II”). We and SmartCentres each serve as a full recourse guarantor with respect to 50% of the secured obligations under the RBC JV Term Loan and RBC JV Term Loan II.

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

As of December 31, 2024, approximately $70.0 million CAD or approximately $48.7 million in USD, was outstanding on the RBC JV Term Loan, approximately $46.0 million CAD or approximately $32.0 million in USD, was outstanding on the RBC JV Term Loan II, and approximately $18.7 million CAD or approximately $13.0 million in USD was outstanding on the SmartCentres Financing. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

The following table presents the future principal payments required on outstanding debt as of December 31, 2024 (in thousands):

2025	$104,084
2026	94,189
2027	755,845
2028	73,756
2029	104,000
2030 and thereafter	190,500
Total payments	$1,322,374

As of December 31, 2024, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $13.1 million, $4.2 million, and $3.9 million during the years ended December 31, 2025, 2026, and 2027, respectively.

Through December 31, 2024, we have incurred approximately $9.3 million in connection with the Sponsor Funding Agreement, representing approximately 1.0 million Series C Units issued by the SST VI operating partnership. During the year ended December 31, 2024 we incurred approximately $2.4 million, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of December 31, 2024, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement was approximately $61.2 million, assuming SST VI were to sell the maximum remaining shares available under its current offering of approximately 87.4 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk and to a lesser extent, foreign currency risk. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We may also enter into derivative financial instruments such as foreign currency forward derivatives in order to mitigate foreign currency risks. We will not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2024, our net debt was approximately $1,317 million, which included approximately $556 million in fixed rate debt, and $766 million in variable rate debt, less approximately $3.4 million in net debt issuance costs and approximately $1.6 million in net debt discount.

As of December 31, 2023, our net debt was approximately $1,087 million, which included approximately $523 million in fixed rate debt, and $569 million in variable rate debt, less approximately $0.1 million in debt discount, and approximately $4.3 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2024 (in thousands):

	Year Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt (1)(2)	$2,979	$93,205	$91,479	$73,756	$104,000	$190,500	$555,919
Average interest rate(1)(2)	4.95%	5.03%	5.20%	5.22%	4.92%	5.26%
Variable rate debt (1)(2)	$101,105	$984	$664,366	$—	$—	$—	$766,455
Average interest rate(1)(2)	6.50%	6.39%	6.38%	N/A	N/A	N/A

(1) The interest rates for fixed rate debt was calculated based upon the contractual rate and the interest rates on variable rate debt was calculated based on the rate in effect on December 31, 2024, excluding the impact of interest rate derivatives. Debt denominated in a foreign currency has been converted based on the rate in effect as of December 31, 2024.

(2) Subsequent to December 31, 2024, on February 4, 2025 we completed a series of transactions and borrowed approximately $51.0 million on our variable rate Credit Facility, which matures in 2027 in order to defease a fixed rate loan which would otherwise have matured in 2027, with a balance of approximately $49.9 million as of December 31, 2024.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”). Our existing foreign currency hedges serve to mitigate some of our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party CAD-denominated debt service costs related to our Canadian Properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

(dollar amounts in this Part III are not in thousands unless otherwise stated)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

General

We operate under the direction of our board of directors. Our board of directors is responsible for the management and control of our affairs. Our board of directors consists of H. Michael Schwartz, our Founder, Chief Executive Officer and Chairman of our board of directors, and four independent directors, Harold “Skip” Perry (our lead independent director), Timothy S. Morris, David J. Mueller and Paula Mathews, each of whom has been nominated by our board of directors for re-election to serve until our 2026 annual meeting of stockholders and until his or her successor is elected and qualifies. For more detailed information on our directors, see the section titled “Executive Officers and Directors” below. Our board of directors has formed the following three committees: the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee.

Leadership Structure

We do not currently have a policy to separate the roles of CEO and Chairman of the Board, or Chairman. Rather, our board of directors makes this determination based on relevant facts and circumstances in order to establish a structure that meets our needs at the given time, including, but not limited to, our current size, the size of our board of directors, the participation of our independent directors in the oversight of our operations and strategy, and our position and direction. However, our board of directors established the position of lead independent director to provide for an independent leadership role on the board of directors when the roles of CEO and Chairman are combined. Our lead independent director is Harold "Skip" Perry, who was appointed as such in April 2022. The role of the lead independent director includes, among other things:

(i) presiding over executive sessions of the independent directors;

(ii) calling meetings of the independent directors as appropriate and setting the agenda;

(iii) acting as liaison between the independent directors and the Chairman and CEO;

(iv) leading the evaluation of our Chairman and CEO; and

(v) responding to and communicating with stockholders on inquiries when appropriate, following consultation with the Chairman and CEO.

Risk Management Role

As part of its oversight role, our board of directors actively supervises the members of our management that are directly responsible for our day-to-day risk management. The board’s risk management role has no impact on its leadership structure. The Audit Committee of our board of directors, which consists of our three independent directors, annually reviews with management our policies with respect to risk assessment and risk management. Further, our board of directors delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee as necessary regarding any significant cybersecurity incidents.

Code of Ethics

Our board of directors adopted an amended Code of Ethics and Business Conduct on September 16, 2019 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and our employees. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website www.smartstopselfstorage.com under About Us—Investor Relations—Governance. We do not have a hedging policy for our officers, employees and directors at this time.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, agents, and representatives that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K

Audit Committee

Our board of directors adopted an amended charter for the Audit Committee on June 25, 2024 (the “Audit Committee Charter”). A copy of the Audit Committee’s charter is available on our website www.smartstopselfstorage.com under About Us—Investor Relations—Governance. The Audit Committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.

The members of the Audit Committee are our three independent directors, Messrs. Mueller, Morris and Perry, with Mr. Mueller currently serving as Chairman of the Audit Committee. Our board of directors has determined that Mr. Mueller satisfies the requirements for an “Audit Committee financial expert” and has designated Mr. Mueller as the audit committee financial expert in accordance with applicable SEC rules.

Nominating and Corporate Governance Committee

General

Our board of directors adopted an amended charter for the Nominating and Corporate Governance Committee on June 26, 2020 (the “Nominating and Corporate Governance Committee Charter”). A copy of the Nominating and Corporate Governance Committee Charter is available on our website www.smartstopselfstorage.com under About Us—Investor Relations—Governance. The Nominating and Corporate Governance Committee’s primary focus is to assist our board of directors in fulfilling its responsibilities with respect to director nominations, corporate governance, board of directors and committee evaluations and conflict resolutions. The Nominating and Corporate Governance Committee assists our board of directors in this regard by: (1) identifying individuals qualified to serve on our board of directors, consistent with criteria approved by our board of directors, and recommending that our board of directors select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify prospective members of our board of directors; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our board of directors; (4) overseeing an annual evaluation of our board of directors, each of the committees of our board of directors and management; (5) developing and recommending to our board of directors a set of corporate governance principles and policies; (6) periodically reviewing our corporate governance principles and policies and suggesting improvements thereto to our board of directors; and (7) reviewing and approving all transactions between us and any other party that may give rise to a conflict of interest in accordance with Maryland law, except where our charter or Maryland law would require the approval of the board of directors. The Nominating and Corporate Governance Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Nominating and Corporate Governance Committee Charter and in accordance with current laws, rules, and regulations.

The members of the Nominating and Corporate Governance Committee are our three independent directors, Messrs. Perry, Mueller and Morris, with Mr. Perry serving as Chairman of the Nominating and Corporate Governance Committee.

Corporate Governance

Pursuant to the Nominating and Corporate Governance Committee Charter, the Nominating and Corporate Governance Committee developed and recommended a set of formal, written guidelines for corporate governance, which were previously adopted by our full board of directors and amended on June 26, 2020.

The Nominating and Corporate Governance Committee also, from time to time, reviews the governance structures and procedures of the Company and suggests improvements thereto to our full board of directors. Such improvements, if adopted by the full board of directors, will be incorporated into the written guidelines.

Periodic Evaluations

The Nominating and Corporate Governance Committee conducts an annual evaluation of its own performance and oversees the annual evaluations of our directors, each of the other committees of our board of directors, and management.

Conflicts of Interest

The Nominating and Corporate Governance Committee considers and acts upon any conflicts of interest-related matter to the extent permitted by Maryland law. The Nominating and Corporate Governance Committee will evaluate such transactions based upon standards set forth in our Code of Ethics, as well as applicable laws, rules and regulations.

Compensation Committee

Our board of directors adopted an amended charter for the Compensation Committee on June 26, 2020 (the “Compensation Committee Charter”). A copy of the Compensation Committee Charter is available on our website www.smartstopselfstorage.com under About Us—Investor Relations— Governance. The Compensation Committee’s primary focus is to assist our board of directors in fulfilling its responsibilities with respect to officer and director compensation. The Compensation Committee assists our board of directors in this regard when necessary by: (1) reviewing and approving our corporate goals with respect to compensation of officers and directors; (2) recommending to our board of directors compensation for all non-employee directors, including board of directors and committee retainers, meeting fees and equity-based compensation; (3) administering and granting equity- based compensation to our employees; and (4) setting the terms and conditions of such equity-based compensation in accordance with our 2022 Long-Term Incentive Plan (the “Equity Incentive Plan”). The Compensation Committee fulfills these responsibilities in accordance with current laws, rules and regulations.

The members of our Compensation Committee are Messrs. Morris, Mueller, and Perry, with Mr. Morris serving as Chairman of the Compensation Committee.

Executive Officers and Directors

Included below is certain information regarding our current executive officers and directors. All of our directors, including our four independent directors, have been nominated for re-election at the 2025 annual meeting of stockholders. All of our executive officers serve at the pleasure of our board of directors.

Name	Age	Position(s)
H. Michael Schwartz	58	Chairman of the Board of Directors and Chief Executive Officer
Wayne Johnson	67	President and Chief Investment Officer
Joe Robinson	51	Chief Operations Officer
James R. Barry	36	Chief Financial Officer and Treasurer
Michael O. Terjung	48	Chief Accounting Officer
Nicholas M. Look	42	General Counsel and Secretary
Paula Mathews	73	Independent Director
Timothy S. Morris	64	Independent Director
David J. Mueller	72	Independent Director
Harold “Skip” Perry	78	Independent Director

H. Michael Schwartz. Mr. Schwartz is the Chairman of our board of directors and our Chief Executive Officer. Mr. Schwartz has been an officer and director since our initial formation in January 2013; he served as our Chief Executive Officer from January 2013 to June 2019, our Executive Chairman from June 2019 to April 2021, and again as our Chief Executive Officer starting in April 2021. Mr. Schwartz is also the Chief Executive Officer of Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), our former sponsor. He also serves as Chief Executive Officer, President and Chairman of the board of directors of each of the following self storage REITs sponsored by our subsidiary: Strategic Storage Growth Trust III, Inc., or SSGT III, and Strategic Storage Trust VI, Inc., or SST VI. He also serves as the Chief Executive Officer and President of the sponsor, advisor and property manager entities for SSGT III and SST VI. In addition, Mr. Schwartz serves as Chairman of the Board of Strategic Student & Senior Housing Trust, Inc., or SSSHT, a public non-traded student and senior housing REIT sponsored by SAM. Previously, Mr. Schwartz served as Chief Executive Officer and Chairman of the board of directors of each of Strategic Storage Growth Trust, Inc., or SSGT, and

Strategic Storage Trust IV, Inc., or SST IV, each a public non-traded self storage REIT, as well as Chief Executive Officer, President, and Chairman of the board of directors of Strategic Storage Growth Trust II, Inc., or SSGT II, a private REIT. We acquired each of SSGT, SST IV, and SSGT II by way of a merger into subsidiaries of ours on January 24, 2019, March 17, 2021, and June 1, 2022, respectively. Mr. Schwartz also served as Chief Executive Officer, President, and Chairman of the board of directors of SmartStop Self Storage, Inc., or SST I, from August 2007 until the merger of SST I with Extra Space Storage, Inc., or Extra Space, on October 1, 2015. Since February 2008, Mr. Schwartz has also served as Chief Executive Officer and President of Strategic Storage Holdings, LLC, or SSH, the sponsor of SST I. Prior to this time, Mr. Schwartz held various roles in the real estate and financial services industry, which includes more than 30 years of real estate, securities and corporate financial management experience. Mr. Schwartz holds a B.S. in Business Administration with an emphasis in Finance from the University of Southern California.

We believe Mr. Schwartz’s active participation in the management of our operations and his experience in the self storage industry supports his appointment to our Board.

Wayne Johnson. Mr. Johnson is our President and Chief Investment Officer. He has served as one of our executive officers since our initial formation in January 2013. Since June 2015, he has served as our Chief Investment Officer, and since June 2019 he has also served as our President. In addition, Mr. Johnson serves as the Chief Investment Officer of SSGT III and SST VI, as well as President and Chief Investment Officer of the sponsor, advisor and property management entities for SSGT III and SST VI. Mr. Johnson also served in various roles at SSGT, SST IV, and SSGT II, including most recently as Chief Investment Officer until their respective mergers with us on January 24, 2019, March 17, 2021, and June 1, 2022, respectively. Mr. Johnson served as Senior Vice President—Acquisitions for SST I from August 2007 until January 2015 when he was elected Chief Investment Officer until the merger of SST I with Extra Space on October 1, 2015. Mr. Johnson’s prior experience involved all aspects of commercial development and leasing, including office, office warehouse, retail and self storage facilities. Mr. Johnson served on the board and is the past President of the Texas Self Storage Association (TSSA), which is the trade organization for self storage developers, owners, and management groups. Mr. Johnson entered the commercial real estate business in 1979 after graduating from Southern Methodist University with a B.B.A. in Finance and Real Estate.

Joe Robinson. Mr. Robinson is our Chief Operations Officer, a position he has held since October 2019. Mr. Robinson also serves as Chief Operations Officer of the sponsor, advisors and property managers of our sponsored real estate programs. Prior to joining SmartStop, Mr. Robinson served as Chief Marketing Officer and Executive Vice President of Simply Self Storage Management LLC from April 2016 until September 2019. At Simply, Mr. Robinson led various functions including all marketing, pricing, information technology, and training. From 2010 to 2016, Mr. Robinson served in several pricing and marketing capacities at Extra Space. Most recently, he was Vice President, Marketing where he led revenue management, data analytics, and the call center. Prior to that, Mr. Robinson served as Director of Revenue Management, where he led the development of multiple industry first centralized pricing models for self storage. Mr. Robinson is a respected authority on Revenue Management in the self storage industry. He has delivered multiple speaking engagements on pricing and has had multiple articles distributed in several industry trade publications. Mr. Robinson holds a B.S. in Computer Science with a Business Minor from Brigham Young University, and a Masters of Business Administration from Rice University.

James R. Barry. Mr. Barry is our Chief Financial Officer and Treasurer, positions he has held since June 2019. Mr. Barry also serves as Chief Financial Officer and Treasurer of the sponsor, advisors and property managers of our sponsored real estate programs. Mr. Barry served as our Senior Vice President – Finance from August 2018 to June 2019. Prior to being our Senior Vice President – Finance, Mr. Barry served in various positions for SAM, including Senior Vice President – Finance from August 2018 to July 2019 and Director of Finance from October 2015 to August 2018. Mr. Barry was also a director on the board of directors of Strategic Storage Growth Trust II, Inc. from March 2021 until its merger with a subsidiary ours in June 2022. From 2012 to 2015, Mr. Barry held the title of Financial Analyst at SmartStop Self Storage Inc., and was highly involved in the negotiations, calculations, and communications for the merger with Extra Space on October 1, 2015. From 2009 to 2012, Mr. Barry served as a Corporate Accountant and Senior Financial Analyst at Thompson National Properties, LLC, a sponsor of commercial real estate offerings. From 2007 to 2009, Mr. Barry worked in various accounting functions at Grubb & Ellis Co. Mr. Barry holds a B.S. in Business Administration with an emphasis in Finance from California State University, Fullerton, and a Masters of Business Administration with an emphasis in Finance from Chapman University, where he graduated with honors.

Michael O. Terjung. Mr. Terjung is our Chief Accounting Officer, a position he has held since June 2019. Mr. Terjung also serves as Chief Accounting Officer of the sponsor, advisors and property managers of our sponsored real estate programs. From January 2017 until December 2019, Mr. Terjung served as the Chief Financial Officer and Treasurer for SSSHT. Mr. Terjung was also the Chief Financial Officer and Treasurer of SSGT until that company merged with and into a wholly-owned subsidiary of SST II in January 2019. Mr. Terjung was Chief Financial Officer and Treasurer of SSGT II from July 2018 until June 2019. Mr. Terjung also served as the Chief Financial Officer and Treasurer of SAM from January 2017 until April 2022. Previously, from October 2015 to January 2017, Mr. Terjung served as a Controller for SAM. He also served as the Controller of SST I from September 2014 until its merger with Extra Space on October 1, 2015 and served as a Controller of SSH assigned to SST I from September 2009 to September 2014. From July 2004 to September 2009, Mr. Terjung held various positions with NYSE listed Fleetwood Enterprises, Inc., including Corporate Controller responsible for financial reporting and corporate accounting. Mr. Terjung gained public accounting and auditing experience while employed with PricewaterhouseCoopers LLP and Arthur Andersen LLP from September 2000 to July 2004, where he worked on the audits of a variety of both public and private entities, registration statements and public offerings. Mr. Terjung is a Certified Public Accountant, licensed in California, and graduated cum laude with a B.S.B.A. degree from California State University, Fullerton.

Nicholas M. Look. Mr. Look is our General Counsel and Secretary, positions he has held since June 2019. Mr. Look also serves as General Counsel and Secretary of the sponsor, advisors and property managers of our sponsored real estate programs. He also serves as the Secretary of each of SSGT III and SST VI since their formation. Mr. Look also served as the Secretary of SST IV and SSGT II, positions he held until their respective mergers with us in March 2021 and June 2022, respectively. Mr. Look was previously Senior Corporate Counsel of SAM, a position he held from June 2017 until June 2019. From September 2017 to June 2019, Mr. Look served as Assistant Secretary of SSSHT. Prior to that, Mr. Look worked with the law firms of K&L Gates LLP, from April 2014 to June 2017, and Latham & Watkins LLP, from October 2010 to April 2014, where he served as corporate counsel to a variety of public and private companies, and where his practice focused on securities matters, capital markets transactions, mergers and acquisitions and general corporate governance and compliance. Mr. Look holds a B.S. in Computer Science from the University of California, Irvine and a J.D. from the Pepperdine University School of Law. He is a member of the State Bar of California.

Paula Mathews. Ms. Mathews is one of our independent directors and has been a member of our board of directors since January 2016. Previously, Ms. Mathews served as our Secretary and an Executive Vice President from our formation until June 2018. She previously served as an Executive Vice President of SSSHT until April 2020 and as Secretary of SSSHT until June 2018. In addition, she served as an Executive Vice President and Secretary of SSGT and SST IV until June 2018. Ms. Mathews was an Executive Vice President of SAM from January 2013 through April 2020. Ms. Mathews served as an Executive Vice President and Assistant Secretary for SST I, positions she held from August 2007 and June 2011, respectively, until the merger of SST I with Extra Space on October 1, 2015. Ms. Mathews has also served as Executive Vice President for SSH from February 2008 through April 2020. Ms. Mathews was a private consultant from 2003 to 2005 providing due diligence services on the acquisition and disposition of assets for real estate firms. Prior to that, Ms. Mathews held senior level executive positions with several pension investment advisors, including the following: a real estate company specializing in 1031 transactions from 2002 to 2003 where she was the Director of Operations; KBS Realty Advisors from 1995 to 2001 where she was responsible for the management of $600 million in “value added” commercial assets in seven states; TCW Realty Advisors (now CBRE Investors) from 1985 to 1992 as a Senior Vice President where her focus was retail assets within closed end equity funds; and PMRealty Advisors from 1983 to 1985 in a portfolio management role. She began her real estate career in 1977 with The Irvine Company, the largest land holder in Orange County, California, where she held several positions within the Commercial/Industrial Division structuring industrial build-to-suits, ground leases and land sales and where she had her first exposure to self storage. Ms. Mathews holds a B.S. degree from the University of North Carolina, Chapel Hill.

We believe Ms. Mathews's extensive real estate management experience, and particularly self storage experience, across multiple organizations, including our Company and SAM, supports her appointment to our Board.

Timothy S. Morris. Mr. Morris is one of our independent directors and is a member and Chairman of the Compensation Committee and a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Morris previously served as an independent director of SmartStop Self Storage, Inc. from February 2008 until the merger of SmartStop Self Storage, Inc. with Extra Space on October 1, 2015. Mr. Morris has more than 35 years of financial and management experience with several international organizations. In 2008, Mr. Morris founded AMDG Worldwide Ltd., a consultancy business to support the philanthropic sector. Through this entity, Mr. Morris continues to serve an eclectic range of philanthropic clients. From March 2019 until July 2021, Mr. Morris served as the finance director of the English-Speaking Union, a global charity which helps underprivileged children with speaking and listening skills. From 2014 to 2017, Mr. Morris assumed a position as finance director of Tomorrow’s Company, a London-based global think tank focusing on business leadership. From June 2007 to April 2008, Mr. Morris was the Chief Financial Officer for Geneva Global, Inc., a

philanthropic advisor and broker which invests funds into developing countries. Prior to joining Geneva Global, Inc., from 2002 to 2007, Mr. Morris was the director of corporate services for Care International UK Ltd. From 2000 to 2002, Mr. Morris was the Controller for Royal Society Mencap, a learning disability charity. From 1996 to 1999, Mr. Morris was the head of global management reporting for Adidas Group AG in Germany and was later the International Controller for Taylor Made Golf Company, Inc., in Carlsbad, California, a subsidiary of Adidas Group AG. Prior to 1996, Mr. Morris held various management and senior finance roles within organizations such as the International Leisure Group, Halliburton/KBR and the Bank for International Settlements in Basel, Switzerland. Mr. Morris has his Bachelor of Science in Economics from Bristol University in the United Kingdom, his MBA from the Cranfield School of Management in the United Kingdom, and he is a Chartered Management Accountant (CIMA, CGMA).

We believe Mr. Morris’s extensive financial and management experience across multiple organizations over more than 35 years supports his appointment to our Board.

David J. Mueller. Mr. Mueller is one of our independent directors and is a member and Chairman of the Audit Committee and a member of the Compensation Committee and Nominating and Corporate Governance Committee. Mr. Mueller has more than 35 years of financial management experience with several firms in the financial services industry. In June 2009, Mr. Mueller founded his own CPA firm, specializing in consulting, audit, and tax services for small businesses and non-profits, where he continues to serve as Managing Partner. From June 2001 to May 2009, he worked for Manulife Financial Corporation, serving in several capacities including Controller of Annuities and Chief Financial Officer of Distribution for Manulife Wood Logan, where he was heavily involved in the company’s due diligence and subsequent integration with John Hancock Financial Services. Prior to his time with Manulife Financial Corporation, Mr. Mueller served as Chief Financial Officer of Allmerica Financial Services, the insurance and investment arm of Allmerica Financial Corporation. He began his career in the Boston office of Coopers and Lybrand, specializing in financial services, real estate, and non-profits. Mr. Mueller is a CPA and graduated from the University of Wisconsin-Green Bay with a degree in Finance.

We believe Mr. Mueller’s more than 35 years of financial management experience supports his appointment to our Board.

Harold “Skip” Perry. Mr. Perry is one of our independent directors and, since April 2022, he has served as our lead independent director. Mr. Perry is a member and Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee and Compensation Committee. Mr. Perry previously served as one of our independent directors from October 2013 until June 2014 and served as an independent director of SmartStop Self Storage, Inc. from February 2008 until the merger of SmartStop Self Storage, Inc. with Extra Space on October 1, 2015. Mr. Perry has over 50 years of financial accounting, management and consulting experience for domestic and international organizations in the real estate industry. He is currently the Executive Managing Director of Real Globe Advisors, LLC, a commercial real estate advisory firm which he founded. Mr. Perry also held the same position with Real Globe Advisors, LLC from July 2007 to June 2009. From June 2009 to March 2011, he was the Managing Director of Alvarez & Marsal Real Estate Advisory Services. From 1995 to June 2007, Mr. Perry was a national partner in Ernst & Young LLP’s Transactional Real Estate Advisory Services Group and held a number of leadership positions within Ernst & Young. While at Ernst & Young, he handled complex acquisition and disposition due diligence matters for private equity funds and corporate clients, complex real estate portfolio optimization studies, and monetization strategies within the capital markets arena, including valuation of self storage facilities. Prior to 1995, Mr. Perry headed the Real Estate Consulting Practice of the Chicago office of Kenneth Leventhal & Co. Prior to his time with Kenneth Leventhal & Co., Mr. Perry was a senior principal with Pannell Kerr Forester, a national accounting and consulting firm specializing in the hospitality industry. He is a CPA and holds an MAI designation with the Appraisal Institute and a CRE designation with the Counselors of Real Estate. He graduated with a Bachelor of Arts in Russian and Economics from the University of Illinois, and has a Masters of Business Administration with a concentration in finance from Loyola University in Illinois.

We believe Mr. Perry’s more than 50 years of financial accounting, management and consulting experience in the real estate industry supports his appointment to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2024, decisions regarding director compensation were made by our Compensation Committee.

No member of the Compensation Committee served as an officer or employee of us or any of our affiliates during 2024, and none had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or our Compensation Committee during the fiscal year ended December 31, 2024.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our compensation program as it relates to our named executive officers (“NEOs”). Our NEOs for 2024 and their titles were:

NAME	TITLE
H. Michael Schwartz	Chief Executive Officer
James R. Barry	Chief Financial Officer
Joe Robinson	Chief Operations Officer
Wayne Johnson	President and Chief Investment Officer
Michael O. Terjung	Chief Accounting Officer

Philosophy and Objectives of Our Executive Compensation Program

The philosophy underlying our executive compensation program is to provide an attractive, flexible and market-based total compensation program tied to performance and aligned with the interests of our stockholders. Our objective is to recruit and retain the caliber of executive officers and other key employees necessary to deliver sustained high performance for our stockholders. Our compensation system has been designed to accomplish the following:

• Retain and hire top-caliber executives: Executives will have market competitive compensation that will allow us to both hire and retain high-caliber individuals.

• Reward growth and profitability: Executives will be rewarded for achieving both short- and long-term results, particularly focused on sustained growth and profitability that culminates in longer-term value creation for our stockholders.

• Align compensation with stockholder interests: Fostering an ownership mentality, a meaningful portion of the interests of our executives will be linked with those of our stockholders through the risks and rewards of ownership of our stock.

The following is an overview of the highlights of our compensation structure, and the fundamental compensation policies and practices we do and do not use.

Compensation Methodology and Process

Independent Review and Approval of Executive Compensation

Our Compensation Committee is responsible for reviewing and approving corporate goals and objectives related to compensation for our NEOs. The Compensation Committee does not delegate any substantive responsibility related to the compensation of our NEOs and exercises its independent judgment when approving executive compensation. No member of the Compensation Committee is a former or current officer of us or any of our subsidiaries, and all members are independent under current NYSE listing standards.

Our Compensation Committee annually reviews compensation to ensure its alignment with our business strategy, performance, and the interests of our employees and stockholders. In addition, the Compensation Committee reviews market practices for all elements of executive compensation and approves necessary adjustments to remain competitive.

Our Compensation Committee takes into account the aggregate amount and mix of all components of compensation when considering compensation decisions affecting the CEO and the other NEOs. The Compensation Committee considers whether any components of executive compensation might lead to excessive risk taking by management and whether features of the executive compensation program appropriately mitigate risks.

The Role of the Compensation Committee’s Consultant

Our Compensation Committee has sole authority under its committee charter to retain advisors and consultants as it deems appropriate. The Compensation Committee has retained FPC, which specializes in the REIT industry, as its compensation consultant.

FPC attends meetings of the Compensation Committee, reviews compensation data with the committee, and participates in general discussions regarding executive compensation issues. Management works with FPC, at the Compensation Committee’s direction, to develop materials and analysis essential to the committee’s compensation evaluations and determination. FPC regularly participates in executive sessions with the Compensation Committee (without any of our personnel or executives present) to discuss compensation matters.

Role of the Chief Executive Officer

Each year our Chief Executive Officer meets with the Compensation Committee to discuss specific recommendations regarding the base salary, short-term incentive compensation and long-term incentive compensation of each of our NEOs (other than the Chief Executive Officer) and provides further insight into and details of each executive officer’s performance. The other NEOs are not present during these discussions. The Compensation Committee believes it is valuable to consider the recommendations of the Chief Executive Officer with respect to these matters because, given his knowledge of our operations and the day-to-day responsibilities of such NEOs, he is in a unique position to provide the Compensation Committee with added perspective into the most appropriate measures and goals in light of our business at a given point in time. However, the Compensation Committee has the discretion to accept, reject, or modify these recommendations and makes all final determinations on issues within the scope of its authority, including with respect to executive officer compensation. The Chief Executive Officer does not provide his recommendations to the Compensation Committee regarding his own compensation.

Use of Peer Group

To ensure that our executive compensation programs are reasonable and competitive in the marketplace, we compare our compensation programs to the compensation programs of two distinct sets of peers. We examine pay practices across a peer set of public REITs that are (i) similarly sized to us and operate across a range of property types (Size-Based Peer Group) as well as (ii) a smaller peer set of direct competitors focused in the self storage industry of which there are only four (Direct Competitor Peer Group).

PEER GROUP	DESCRIPTION	PURPOSE
Size-Based Peer Group (13 companies)	Represents public real estate investment trusts of similar size in terms of total capitalization that also have active operations.

To periodically reference and compare our overall compensation practices and amounts against a broader mix of companies to ensure that our compensation practices are reasonable in light of the size of the organization.

PEER GROUP	DESCRIPTION	PURPOSE
Direct Competitor Peer Group (4 companies)	Represents public real estate investment trusts within the self storage sector with operations that most nearly approximate our business.

To understand how each NEO’s total compensation compares with the total compensation for reasonably similar positions at our most direct competitors in the self storage industry and to assess and calculate performance for certain relative metrics.

The Size-Based Peer Group currently consists of the following companies (sorted by capitalization):

Peer*	Ticker	2024 Total Capitalization ($M)
National Storage Affiliates Trust	NSA	$9,621
Essential Properties Realty Trust, Inc.	EPRT	$8,010
Independence Realty Trust, Inc.	IRT	$7,034
American Healthcare REIT, Inc.	AHR	$6,445
Acadia Realty Trust	AKR	$4,989
Brandywine Realty Trust	BDN	$3,202
InvenTrust Properties Corp.	IVT	$3,077
Easterly Government Properties, Inc. Corp.	DEA	$2,889
Armada Hoffler Properties, Inc.	AHH	$2,637
UMH Properties, Inc.	UMH	$2,487
LTC Properties, Inc.	LTC	$2,349
Centerspace	CSR	$2,143
Sila Realty Trust, Inc.	SILA	$1,903
SmartStop Self Storage REIT, Inc.	n/a	n/a

Source: S&P Global. Data are as of December 31, 2024.

The Direct Competitor Peer Group currently consists of the following companies (sorted by capitalization):

Peer	Ticker	2024 Total Capitalization ($M)
Public Storage	PSA	$66,478
Extra Space Storage Inc.	EXR	$46,371
CubeSmart	CUBE	$12,944
National Storage Affiliates Trust	NSA	$9,621
SmartStop Self Storage REIT, Inc.	n/a	n/a

*Note that Life Storage, Inc. was part of the competitor-based peer group that was used for setting compensation in 2024; however, Life Storage was acquired and we have not included them in the table above.

Our Compensation Committee evaluates the median levels of the size-based peer group for compensation as an initial point of reference for setting pay and thereafter considers various qualitative factors for each NEO, such as years of experience, tenure, and historical performance, in arriving at a competitive pay package. The Direct Competitor Peer Group, given the disparity in Total Capitalization, is limited in its applicability for benchmark pay comparisons; however, the Direct Competitor Peer Group is used to measure relative performance within our long-term incentive program, as our business is most correlated with other self storage companies. Actual compensation paid may fluctuate above or below the median of the peer group based on our performance and the achievement of the goals established by the Compensation Committee for the NEO. The Compensation Committee reviews the peer group annually and make changes as warranted and deemed appropriate by the Compensation Committee.

Alignment of Pay

Our executive compensation program provides significant alignment between pay and performance by linking a meaningful portion of total target compensation to the achievement of financial, operational and strategic goals through our short-term incentive program, as well as rigorous relative portfolio goals through our long-term incentive program. Approximately 88% of the total target compensation delivered to our CEO and 62% delivered to our other NEOs is at risk. The following charts present the allocation of 2024 total target compensation among different components for our Chief Executive Officer and the weighted average of each component for our other NEOs as a group.

Overview of Compensation

On June 28, 2019, we acquired the self storage advisory, asset management, property management and certain joint venture interests of Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC) (“SAM”), which included the self storage management team and self storage employees (the “Self Administration Transaction”). During the first full fiscal year following the Self Administration Transaction, we formally adopted our executive compensation program for our executive officers, which was later immaterially revised in connection with fiscal years 2021 through 2024 (the “Executive Compensation Program”). The following table summarizes the specific elements in our Executive Compensation Program, along with the primary objectives of each element. A more detailed discussion of these elements follows this table.

Element	Form	Description
Fixed Compensation	Base Salary	Cash	• Designed to compensate executive officers for services rendered on a day-to-day basis • Provides guaranteed cash compensation to secure services of our executive talent • Established based on scope of responsibilities, experience, performance, contributions, and internal pay equity considerations • Compensation committee reviews annually
Variable Compensation	Short-Term Incentive Program	Cash	• Designed to encourage outstanding individual and company performance—motivates executive officers to achieve short-term company and individual goals by rewarding performance measured against key annual strategic objectives • 2024 objective performance metrics were same-store NOI growth[1], FFO, as adjusted (per share)[2], and General and Administrative Expenses[3] • Includes 30-40% (varies by executive officer) of subjectively evaluated strategic goals and individual performance
	Long-Term Incentive Program	Time-Based Restricted Stock or LTIP Units (67%)	• Compensation committee believes a substantial portion of each executive officer's compensation should be in the form of long-term equity incentives • Designed to encourage management to create stockholder value over the long term; value of equity awards directly tied to changes in value of our common stock over time
		Perf.-Based Restricted Stock or LTIP Units (33%)	• 2024 awards were 67% time-based restricted stock or LTIP Units and 33% performance-based restricted stock or LTIP Units • Performance-based awards are evaluated over a three-year period based on relative three-year average same-store revenue growth vs. a defined peer group of self storage REITs

(1) NOI is defined as rental and related revenues, less property level operating expenses.

(2) Funds from operations, or FFO, is widely used as a key measure of financial performance by REITs. The National Association of Real Estate Investment Trusts, or Nareit, defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and real estate related asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. In determining FFO, as adjusted, we make further adjustments to the Nareit computation of FFO to exclude the effects of non-real estate related intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, accretion of fair value of debt adjustments, amortization of debt issuance costs, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. For a reconciliation of FFO and FFO, as adjusted, to net loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2024.

(3) General and Administrative Expenses (“G&A Expense”) primarily include all expenses not directly related to our properties, including compensation related costs, legal expenses, transfer agent fees, directors and officers insurance expense and board of directors related costs.

Base Salary

Base salary is a portion of the overall compensation package and determined by considering the relative importance of the position, the competitive marketplace and the individual’s performance and contributions based on responsibilities, skills and experience. Base salaries are reviewed annually in light of market practices and changes in responsibilities. Base salaries were established for our executives at the time of the Self Administration Transaction in June 2019 and were maintained in 2020. Base salaries for 2022, 2023 and 2024 were updated based on the results of a peer analysis and the approval of the Compensation Committee, which were further updated subsequent to fiscal year end by the Compensation Committee. This Compensation Discussion and Analysis section focuses on the compensation in place during fiscal year 2024.

NEO	TITLE	2022 BASE SALARY ($)	2023 BASE SALARY ($)	2024 BASE SALARY ($)
H. Michael Schwartz	Chief Executive Officer	625,000	625,000	625,000
James R. Barry	Chief Financial Officer	300,000	350,000	350,000
Joe Robinson	Chief Operations Officer	375,000	375,000	375,000
Wayne Johnson	President and Chief Investment Officer	290,000	315,000	340,000
Michael O. Terjung	Chief Accounting Officer	275,000	290,000	305,000

Annual Cash Incentive Awards

The goal of our variable cash incentive program (the “Short-Term Incentive Program”) is to motivate executive officers to achieve strong performance across various financial, operating and strategic goals with the ultimate objective of contributing to longer-term stockholder value based on our annual performance. The Short-Term Incentive Program includes an objective portion that comprises the majority of the overall program and is based on three performance-based metrics with pre-defined hurdles. For purposes of the 2024 Short-Term Incentive Program, same-store NOI, a measure of Funds From Operations as adjusted, per share, and G&A Expense were included as quantitative metrics.

While it is important for the majority of the NEO’s annual cash compensation to be determined objectively, we also believe that it is important to have a degree of flexibility and assess performance against goals that may not be precise or quantifiable in nature. Therefore, a relatively smaller portion of the Short-Term Incentive Program is subjectively assessed based on various strategic and individual goals. We provide a range of performance outcomes across each metric. In fiscal year 2024, the performance-based metrics had the potential to be paid at 50%, 100% and 150% of target for the threshold, target and maximum criteria for each metric, which was the same as fiscal years 2023 and 2022. For strategic and individual goals, the threshold, target, and maximum levels were set at 75%, 100%, and 125% of target, respectively, for each of fiscal years 2024, 2023 and 2022. To the extent that the level of actual achievement for strategic and individual goals as well as performance goals falls between the established Threshold, Target and Maximum levels, calculation of the amount of the award is interpolated on a straight-line basis.

The actual bonuses awarded reflect the following components for the CEO and other NEOs:

	METRICS & WEIGHTINGS
NAME	SAME-STORE NOI GROWTH	FFO, AS ADJUSTED PER SHARE	G&A EXPENSE	STRATEGIC/ INDIVIDUAL GOALS
H. Michael Schwartz	30%	30%	10%	30%
James R. Barry	25%	25%	10%	40%
Joe Robinson	30%	20%	10%	40%
Wayne Johnson	25%	25%	10%	40%
Michael O. Terjung	25%	25%	10%	40%

Based on the weightings of each criteria, and each NEO’s respective allocations, the threshold, target, and maximum potential bonuses for 2024 were as follows:

NAME	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
H. Michael Schwartz	388,125	675,000	961,875
James R. Barry	126,000	210,000	294,000
Joe Robinson	120,000	200,000	280,000
Wayne Johnson	120,000	200,000	280,000
Michael O. Terjung	90,000	150,000	210,000

Financial Goals

As shown and noted above, the financial goals component of the 2024 Short-Term Incentive Program included three categories of performance goals. The financial goals established for 2024, the Compensation Committee’s rationale for establishing them, and the performance level approved for each goal are described below:

Financial Goals	Threshold	Target	Maximum	Actual
Same-Store NOI Growth	(1.2) %	1.0%	3.2%	(1.7) %
FFO, as adjusted (per share )	$0.41	$0.47	$0.53	$0.42
G&A Expense (millions)	$32.6	$31.1	$29.5	$29.4	(1)

(1) Such amount reflects G&A Expense for the year ended December 31, 2024, adjusted for certain non-recurring items. In determining the final results, the Compensation Committee adjusted for certain offering-related costs deemed as one-time, non-comparable results.

Same-store NOI growth on an absolute basis was set at:

Threshold	(1.2)%
Target	1.0%
Maximum	3.2%
Actual	(1.7)%

Rationale: The Compensation Committee considers same-store NOI to be an important driver of real estate property values and stockholder value. It also is a metric typically evaluated by investors and analysts and is used by many of our peers to evaluate operating performance. This goal was established by our Board at the beginning of 2024 based on our budget for 2024, and in the context of the self storage industry entering that year and was discussed with management at such time.

FFO, as adjusted (per share) was set at:

Threshold	$0.41
Target	$0.47
Maximum	$0.53
Actual	$0.42

Rationale: The Compensation Committee considers FFO, as adjusted, to be an important indicator of our overall financial performance. FFO, as adjusted, is a metric typically evaluated by investors and analysts and is used by many of our peers to evaluate performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2024. This goal was established by our Board at the beginning of 2024 based on our budget for 2024, and in the context of the self storage industry entering that year and was discussed with management at such time.

G&A Expense (in millions) was set at:

Threshold	$32.6
Target	$31.1
Maximum	$29.5
Actual	$29.4

Rationale: The Compensation Committee considers General and Administrative Expenses, or G&A Expense, to be an important indicator of our overall financial performance. G&A Expense measures management’s ability to manage our business in a cost-efficient manner, with cost-efficiency being correlated with increased stockholder value. G&A Expense is a metric typically evaluated by investors and analysts and is used by many of our peers to evaluate performance. This goal was established by our Board at the beginning of 2024 based on our budget for 2024, and was discussed with management at such time.

Strategic Goals

Strategic goals are collective operational goals which were recommended by the Chief Executive Officer for approval by the Compensation Committee and the full board of directors. These goals are developed in connection with the annual strategic planning process and represent key plans and initiatives that the Chief Executive Officer believes will drive short-term performance while adding long-term value. The goals and achievement levels are qualitative by nature and are subjectively evaluated by the Compensation Committee at the end of the performance period.

For 2024, the strategic goals for the Company were to maintain internal growth through institutional management of the portfolio, execute on strategic transactions, implement technology across the storage platform, continued expansion in the Canadian market, and Managed REIT growth.

Individual Goals

The Chief Executive Officer recommended individual goals for 2024, which were then submitted for approval by the Compensation Committee and the full board of directors. Individual goals for the NEOs were set at the beginning of 2024 and included the following:

• H. Michael Schwartz: Explore and evaluate liquidity strategies for stockholders; oversee development and implementation of technology across the Company; Canadian platform expansion; executive team development; and Managed REIT Platform equity raise and asset growth.

• James R. Barry, Joe Robinson, Wayne Johnson and Michael O. Terjung: Execute on the Company’s business plan; maintain operational performance across the portfolio; individual team development and succession planning; oversee implementation of technology; and facilitate external growth strategies of the Company.

The following table sets forth the Target annual bonus levels established in March 2024, along with the final determination for fiscal year 2024 actual bonus payments.

NAME	TARGET ($)	ACTUAL CASH BONUS ($)(1)	% OF TARGET
H. Michael Schwartz	675,000	479,318	71%
James R. Barry	210,000	168,893	80%
Joe Robinson	200,000	154,680	77%
Wayne Johnson	200,000	160,850	80%
Michael O. Terjung	150,000	120,638	80%

(1) In addition to the cash bonuses earned in connection with the Short-Term Incentive Program, each executive was awarded a non-plan discretionary bonus by the Compensation Committee in recognition of their significant contributions to certain strategic projects undertaken by the Company in 2024, including but not limited to a pursuit of a public listing, and such amounts were excluded from the table above. These non-plan discretionary bonuses were awarded as follows: (1) $191,000 for H. Michael Schwartz, (2) $40,000 for each of James R. Barry, Joe Robinson and Wayne Johnson, and (3) $32,000 for Michael O. Terjung. With the discretionary bonus amounts included, the overall total cash bonus paid did not exceed the overall Target annual bonus.

Long-Term Stock Based Compensation

We adopted our long-term incentive program (the “Long-Term Incentive Program”) with the goal of both retaining and motivating our executive officers over a longer-term period. We provide equity incentive awards in order to foster ownership and alignment with stockholders, which is intended to motivate our executive officers to enhance the long-term value of the Company. At the election of each individual executive, such equity awards may come in the form of either long-term incentive plan units (“LTIP Units”) of SmartStop OP, L.P., our operating partnership (our “Operating Partnership”) or restricted stock awards consisting of shares of our common stock (“RSAs”). Although the Compensation Committee does not target a specific mix of equity versus cash compensation when setting awards each year, it does strive to deliver a relatively large portion of the executive officer’s overall compensation in the form of equity. We do not schedule equity award grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity grant dates.

Key highlights of the Long-Term Incentive Program are as follows:

• Forward-looking program containing a multi-year performance period and to be awarded on a rolling basis.

• Awards are determined based upon a fixed dollar amount that is then converted to equity based upon a fair value determination of such equity.

• Introduces a performance-based element with an award that ranges from 0% to a maximum of 200% of target, with such percentage being determined based upon our relative same-store revenue growth versus our direct self storage competitors over a three-year period.

• Includes a time-based component, otherwise known as service-vested and subject to continued employment with the Company, which vests pro-rata over four years.

• For fiscal year 2022 and prior years, awards under the Long-Term Incentive Program were granted with 75% of such award being time-based and 25% being performance-based. Subsequent to fiscal year end 2022, our Compensation Committee approved changes to the Long-Term Incentive Program such that awards were granted with two-thirds of such award being time-based and one-third being performance-based.

LONG-TERM INCENTIVE COMPENSATION
67%
33%
Time-Based Restricted Stock or LTIP Units
Vest pro-rata over four years
Performance-Based Restricted Stock or LTIP Units
(3-year performance period)
Relative 3-year Average Same-Store Revenue Growth vs. Peer Group

Year 1
Year 2
Year 3
Year 4
Year 5
33%
Performance-Based Equity Awards
Vest
67%
Time-Based Equity Awards
Vest
Vest
Vest
Vest

The approved grant levels for the NEOs for the 2024-2026 performance period are as follows:

		2024-2026 PERFORMANCE-BASED AWARDS (33%)
NAME	TIME- BASED AWARDS (67%) ($)	Last Place ($)	4th Place (Threshold) ($)	3rd Place (Target) ($)	1st Place (Maximum) ($)	TOTAL LTIP AWARD AT TARGET ($)
H. Michael Schwartz	2,546,000	—	627,000	1,254,000	2,508,000	3,800,000
James R. Barry	294,800	—	72,600	145,200	290,400	440,000
Joe Robinson	284,750	—	70,125	140,250	280,500	425,000
Wayne Johnson	234,500	—	57,750	115,500	231,000	350,000
Michael O. Terjung	144,050	—	35,475	70,950	141,900	215,000

These approved grant levels were kept the same for fiscal year 2024. NEOs can elect to receive their Long-Term Incentive Program awards as shares of restricted stock or LTIP Units. During 2024, all NEOs elected to receive all of their awards in LTIP Units.

Performance Portion of Our 2024-2026 Long-Term Incentive Awards

The metric approved for the 2024-2026 performance period was a relative 3-year average same-store revenue growth when ranked against a peer group, as follows:

METRIC	0% PAYOUT	50% PAYOUT	100% PAYOUT (TARGET)	150% PAYOUT	200% PAYOUT (MAXIMUM)
Relative 3-Year Average Same-Store Revenue Growth vs. Peer Group	Last Place	4th Place	3rd Place	2nd Place	1st Place

In order to be counted in the ranking calculation above, a company must be publicly traded for the entire performance period. In the event that one or more of the peer group companies ceases to exist as a separate company or fails to report same store revenues during the performance period, our Compensation Committee may adjust the ranking tiers and/or measure the average annual same store revenue growth for such companies for a period shorter than the performance period in its sole discretion. The peers by which we are to be compared against for the 2024-2026 period are: Public Storage; Extra Space Storage Inc.; CubeSmart; and National Storage Affiliates Trust.

Other Elements of Compensation

Our Compensation Committee does not view benefits and perquisites for the NEOs as a key component of our executive compensation program. Accordingly, we do not provide any significant perquisites to our NEOs. We provide the following benefits to all employees: medical, dental, vision and disability insurance, employer contributions toward medical insurance premiums, 401(k) employer match and group life insurance premiums. The NEOs participate in benefit plans on similar terms as our other participating employees, although we pay a larger percentage of NEOs’ medical insurance premiums. However, the total value of these benefit plan premiums remains a small percentage of each NEO’s total compensation package. Under our tax-qualified 401(k) plan, we make a matching contribution on behalf of each participant equal to 100% match on the first 4% of compensation contributed to the plan by the participant up to the federally mandated maximum. The NEOs may participate in the plan on substantially the same terms as our other participating employees. We do not maintain any defined benefit or supplemental retirement plans.

Our Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the NEOs and may revise, amend or add to the benefits and perquisites made available to the NEOs in the future if it deems advisable.

Severance Benefits

In order to achieve our compensation objective of attracting, retaining and motivating qualified executives, we believe that we need to provide the NEOs with severance protection. Furthermore, we seek to utilize best practices in developing appropriate protection. As such, in connection with the Self Administration Transaction in June 2019, we adopted an Executive Severance and Change of Control Plan (the “Severance Plan”), rather than using individual employment agreements. Pursuant to the plan, each NEO is entitled to certain severance benefits based on the nature of their termination. See “—Executive Compensation—Severance Plan and Potential Payments Upon Termination or a Change of Control” below for complete details of severance benefits payable to the NEOs upon termination or change of control.

Evaluation of the Risk in Compensation Program

Our Compensation Committee oversees the design of our executive compensation program to ensure that the program does not incentivize our NEOs, either individually or as a group, to make excessively risky business decisions that could maximize short-term results at the expense of long-term value. The Compensation Committee assesses our executive and other compensation and benefits programs to determine if the programs’ provisions and operations promote or create material risks. The Compensation Committee, in consultation with its independent compensation consultant, has established a number of protective features including but not limited to: (1) we do not have uncapped bonus potential, (2) we use multiple metrics in evaluating performance, (3) performance includes both absolute and relative performance, (4) the Compensation Committee retains flexibility and subjectivity in evaluating performance, (5) a meaningful portion of compensation is delivered in equity that vests over time, and (6) the performance portion of our Long-Term Incentive Program is measured on a multi-year basis.

Based on the foregoing, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on us.

Tax Limits on Executive Compensation

In general, Section 162(m) of the Code places a limit on the amount of compensation that may be deducted annually by a publicly traded entity with respect to certain of its executive officers. The IRS has previously issued private letter rulings holding that Section 162(m) does not apply to compensation paid to employees of a REIT’s operating partnership. We have therefore determined that compensation paid to our executive officers by our Operating Partnership or a subsidiary of our Operating Partnership for services to it should not be subject to the deduction limit. Since we operate as a REIT under the Code and are generally not subject to U.S. federal income tax on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our qualification as a REIT, if compensation were required to (but did not) qualify for deduction under Section 162(m), the payment of compensation that fails to satisfy the requirements of Section 162(m) would not have a material adverse consequence to us, provided we continue to distribute 100% of our taxable income without taking into account the disallowed deduction. However, if we make compensation payments subject to Section 162(m) limitations on deductibility, we may be required to make additional distributions to stockholders to comply with its REIT annual distribution requirement and eliminate our U.S. federal income tax liability. As a consequence of additional taxable income, a larger portion of stockholder distributions that would otherwise have been treated as return of capital may be subject to U.S. federal income tax as dividend income. Any such compensation allocated to our taxable REIT subsidiaries, whose income is subject to U.S. federal income tax, would result in an increase in income taxes due to the inability to deduct such compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing “Compensation Discussion and Analysis” with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” set forth above be included in this Form 10-K.

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

Executive Compensation

The following tables and narrative summarize the compensation for the years ended December 31, 2022, 2023 and 2024 paid to or earned by our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Discretionary Bonus(1)	Non-Equity Incentive Plan Compensation	Equity Awards(2)	All Other Compensation(3)	Total
H. Michael Schwartz,	2024	$625,000	$191,000	$479,318	$3,800,000	$14,597	$5,109,915
Chief Executive Officer	2023	$625,000	$—	$303,750	$3,800,000	$13,997	$4,742,747
	2022	$625,000	$—	$961,875	$1,900,000	$12,997	$3,499,872
James R. Barry,	2024	$350,000	$40,000	$168,893	$440,000	$28,944	$1,027,837
Chief Financial Officer	2023	$350,000	$—	$115,500	$440,000	$26,010	$931,510
	2022	$300,000	$—	$210,000	$200,000	$32,317	$742,317
Joe Robinson,	2024	$375,000	$40,000	$154,680	$425,000	$35,323	$1,030,003
Chief Operations Officer	2023	$375,000	$—	$110,000	$425,000	$31,482	$941,482
	2022	$375,000	$—	$245,000	$200,000	$42,426	$862,426
Wayne Johnson,	2024	$340,000	$40,000	$160,850	$350,000	$30,861	$921,711
President and Chief Investment Officer	2023	$315,000	$—	$104,500	$310,000	$27,919	$757,419
	2022	$290,000	$—	$210,000	$275,000	$34,021	$809,021
Michael Terjung	2024	$305,000	$32,000	$120,638	$215,000	$35,294	$707,932
Chief Accounting Officer	2023	$290,000	$—	$87,750	$200,000	$31,417	$609,167
	2022	$275,000	$—	$161,000	$175,000	$42,385	$653,385

(1) Amounts shown in the “Discretionary Bonus” column for 2024 reflect special non-plan discretionary bonuses that were awarded by the Compensation Committee to our NEOs in recognition of their significant contributions to certain strategic projects undertaken by the Company in 2024. These special non-plan discretionary bonuses are separate from our annual bonuses, which are payable pursuant to our incentive plan and are included in the “Non-Equity Incentive Plan Compensation” column above.

(2) Represents the aggregate grant date fair value of each LTIP Unit computed in accordance with FASB ASC Topic 718. The grant date fair values of performance-based awards included in this table were calculated based on the outcome of performance measured at target levels since that was the probable outcome at the time of grant. Assuming achievement of the maximum performance level, the grant date fair value for awards granted in 2024 would have been $5,054,024, $585,204, $565,262, $465,500, and $285,973 for Messrs. Schwartz, Barry, Robinson, Johnson, and Terjung, respectively. For purposes of this table, the market value per restricted share and LTIP Unit was assumed to be $15.25 (the estimated net asset value per share of our class A common stock and class T common stock calculated as of September 30, 2023).

(3) The table below sets forth the components of the “All Other Compensation” column for 2024:

Name	Incremental Cost of Medical Insurance Premiums	401(k) Company Match	Life/AD&D/ Short Term Disability Insurance Premiums	Total
H. Michael Schwartz	$—	$13,800	$797	$14,597
James R. Barry	$14,347	$13,800	$797	$28,944
Joe Robinson	$20,697	$13,800	$826	$35,323
Wayne Johnson	$14,355	$13,800	$2,706	$30,861
Michael Terjung	$20,697	$13,800	$797	$35,294

Grants of Plan-Based Awards

The following table sets forth information with respect to plan-based awards granted to the NEOs in 2024.

		Estimated future payouts under non- equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Share Awards: Number of Shares/ Units(3)	Grant Date Fair Value(4)
H. Michael Schwartz
Annual Cash Incentive Bonus		$388,125	$675,000	$961,875
Time-Based Equity	3/7/2024							187,897	$2,546,000
Performance-Based Equity	3/7/2024				46,274	92,547	185,094		$1,254,000
James R. Barry
Annual Cash Incentive Bonus		$126,000	$210,000	$294,000
Time-Based Equity	3/7/2024							21,757	$294,800
Performance-Based Equity	3/7/2024				5,358	10,716	21,432		$145,200
Joe Robinson
Annual Cash Incentive Bonus		$120,000	$200,000	$280,000
Time-Based Equity	3/7/2024							21,015	$284,750
Performance-Based Equity	3/7/2024				5,176	10,351	20,702		$140,250
Wayne Johnson
Annual Cash Incentive Bonus		$120,000	$200,000	$280,000
Time-Based Equity	3/7/2024							17,307	$234,500
Performance-Based Equity	3/7/2024				4,262	8,524	17,048		$115,500
Michael Terjung
Annual Cash Incentive Bonus		$90,000	$150,000	$210,000
Time-Based Equity	3/7/2024							10,631	$144,050
Performance-Based Equity	3/7/2024				2,619	5,237	10,474		$70,950

(1) Represents annual incentive awards at the threshold, target and maximum amounts. See the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above for additional discussion regarding bonuses based on 2024 performance.

(2) Represents performance-based awards, consisting of either shares of restricted stock or LTIP Units, awarded in 2024 to our NEOs. Indicated threshold, target and maximum amounts correspond to the number of restricted shares or LTIP Units, as applicable, that would be earned in the event that specified threshold, target and maximum performance levels, respectively, were achieved. In the event that our performance does not meet the threshold requirements for a performance measure, no payment will be made on the quantitative portion of the award based on that performance measure. Performance-based awards vest following the conclusion of a three-year performance period, based on our performance ranked amongst a peer group of companies, conducted using a performance measure of average annual same-store revenue growth, analyzed over the performance period.

(3) Represents time-based awards, consisting of LTIP Units, awarded in 2024 to our NEOs. Time-based awards vest ratably over four years with the first tranche vesting on December 31st of the year of grant, subject to the recipient’s continued employment or service through the applicable vesting date.

(4) Calculated in accordance with FASB ASC Topic 718. The grant date fair values of performance-based awards were calculated based on the probable outcome of performance measured at target levels at the time of the grant.

Narrative Explanation of Certain Aspects of Summary Compensation Table and Grants of Plan-Based Awards Table

Our executive compensation program consists of the following elements: (1) base salaries, (2) a Short-Term Incentive Program, pursuant to which executive officers are entitled to a performance-based cash bonus, and (3) a Long-Term Incentive Program, pursuant to which executive officers are entitled to equity awards, which will be both time-based and performance-based.

Amounts shown in the “Stock Awards” column of the Summary Compensation Table and awards disclosed in the Grants of Plan-Based Awards table may consist of RSAs or LTIP Units, depending on the executive’s election.

Recipients of time-based RSAs granted in or subsequent to 2020 are entitled to distributions paid on the underlying shares of restricted stock effective as of the effective date of the award. Recipients of performance-based RSAs will accrue distributions during the performance period, and such distributions will only be payable on the date that any such shares of restricted stock vest, based upon the performance level attained.

Recipients of time-based LTIP Units are entitled to distributions and allocations of profits and losses effective as of the effective date of the award. Recipients of performance-based LTIP Units will be entitled to receive distributions and allocations of profits and losses with respect to the performance-based LTIP Units as of the effective date of January 1 of the year of grant, in an amount equal to 10% of the distributions and allocations available on the maximum amount of LTIP Units that may be issued under an award, until the Distribution Participation Date (as defined in the operating partnership agreement). The remaining 90% of distributions will accrue and will be payable on the Distribution Participation Date based upon the performance level attained and number of performance-based LTIP Units that vest. Following the Distribution Participation Date, recipients will be entitled to receive the full amount of distributions and allocations of profits and losses with respect to the vested performance-based LTIP Units. LTIP Units are designed to qualify as “profits interests” in our operating partnership for federal income tax purposes, and as a result, initially they will not be treated as economically equivalent in value to a common unit, and the issuance of LTIP Units will not be a taxable event to our operating partnership or the recipient. If and when certain events occur pursuant to applicable tax regulations and in accordance with the operating partnership agreement, LTIP Units may become equivalent to common units of our operating partnership on a one-for-one basis.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding RSAs and LTIP Units held by each of our NEOs as of December 31, 2024. The applicable vesting provisions are described in the footnote following the table. For a description of the acceleration of vesting provisions applicable to the RSAs and LTIP Units held by our NEOs, please see the subsection titled “Severance Plan and Potential Payments Upon Termination or a Change of Control” below.

	Stock Awards

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested(4)	Number of Unearned Shares, Units or Other Rights that Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested(4)
H. Michael Schwartz	2/2/2022	27,030	(1)	$391,929	36,039	(5)	$522,572
	2/24/2023	95,715	(2)	$1,387,860	94,286	(6)	$1,367,147
	3/7/2024	140,923	(3)	$2,043,380	92,547	(7)	$1,341,932
James R. Barry	2/2/2022	2,845	(1)	$41,256	3,794	(5)	$55,008
	2/24/2023	11,083	(2)	$160,704	10,918	(6)	$158,304
	3/7/2024	16,318	(3)	$236,607	10,716	(7)	$155,382
Joe Robinson	2/2/2022	2,845	(1)	$41,256	3,794	(5)	$55,008
	2/24/2023	10,705	(2)	$155,223	10,546	(6)	$152,910
	3/7/2024	15,761	(3)	$228,538	10,351	(7)	$150,090
Wayne Johnson	2/2/2022	3,912	(1)	$56,727	5,216	(5)	$75,635
	2/24/2023	7,809	(2)	$113,223	7,692	(6)	$111,534
	3/7/2024	12,980	(3)	$188,214	8,524	(7)	$123,598
Michael Terjung	2/2/2022	2,490	(1)	$36,099	3,319	(5)	$48,132
	2/24/2023	5,038	(2)	$73,051	4,963	(6)	$71,956
	3/7/2024	7,973	(3)	$115,612	5,237	(7)	$75,937

(1) Represents LTIP Units which vest ratably over a period of four years, with the first vesting occurring on December 31, 2022.

(2) Represents LTIP Units which vest ratably over a period of four years, with the first vesting occurring on December 31, 2023.

(3) Represents LTIP Units which vest ratably over a period of four years, with the first vesting occurring on December 31, 2024.

(4) There was no public market for our shares as of December 31, 2024. Amount is calculated as the net asset value of a share of our common stock, calculated as of June 30, 2024, multiplied by the number of shares of stock or LTIP Units, as applicable.

(5) Represents unearned performance-based LTIP Units as of December 31, 2024, based on actual performance as of December 31, 2024, i.e., target. Awards shown will vest no later than March 31, 2025.

(6) Represents unearned performance-based LTIP Units as of December 31, 2024, based on expected estimated current performance as of December 31, 2023, i.e., target. Awards shown will vest no later than March 31, 2026.

(7) Represents unearned performance-based LTIP Units as of December 31, 2024, based on expected estimated current performance as of December 31, 2023, i.e., target. Awards shown will vest no later than March 31, 2027.

Option Exercises and Stock Vested

The following table summarizes vesting of stock applicable to our NEOs during the year ended December 31, 2024 (none of the NEOs held any options during 2024):

	Stock Based Awards

Name	Number of Shares or LTIP Units Acquired on Vesting	Value Realized on Vesting(1)
H. Michael Schwartz	258,622	$3,824,613
James R. Barry	24,915	$367,311
Joe Robinson	25,279	$373,003
Wayne Johnson	30,624	$454,134
Michael Terjung	18,755	$277,996

(1) Amount is calculated based on the net asset value of a share of our common stock as of the vesting date multiplied by the number of shares of stock/LTIP Units that vested.

Severance Plan and Potential Payments Upon Termination or a Change of Control

On June 28, 2019, the Compensation Committee adopted and approved our Executive Severance and Change of Control Plan and designated certain of our executives, including our NEOs, as participants (each, a “Participant” and together, the “Participants”) in our Executive Severance and Change of Control Plan. Assuming a termination of employment occurred on December 31, 2024 and a price per share of our common stock on the date of termination of $14.50 (the estimated net asset value per share of our class A common stock as of the end of the last completed fiscal year, calculated as of June 30, 2024), the amount of compensation that would have been payable to each NEO in each situation is listed in the table below. The amounts shown in the table below are for illustrative purposes only. Actual amounts that would be paid on any termination of employment can only be determined at the time of any actual separation from us.

	Estimated Potential Payments Upon Termination

Name and Termination Scenario	Severance Payment(1)	Healthcare Continuation Coverage(2)	Equity Awards Subject to Vesting(3)		Other Compensation(4)		Excise Tax Gross Up(9)	Total(10)
H. Michael Schwartz
• Without Cause or for Good Reason	$2,735,000	$—	$3,760,400	(5)	$72,115		$—	$6,567,515
• Change of control	$4,102,500	$—	$5,816,584	(6)	$72,115		$3,760,462	$13,751,661
• Death or disability(7)	$675,000	$—	$5,816,584		$272,115	(8)	$—	$6,763,699
• Cause or Resignation	$—	$—	$—		$72,115		$—	$72,115

James Barry
• Without Cause or for Good Reason	$525,167	$27,829	$425,248	(5)	$37,793		$—	$1,016,037
• Change of control	$1,050,333	$55,659	$663,338	(6)	$37,793		$714,226	$2,521,349
• Death or disability(7)	$210,000	$—	$663,338		$37,793		$—	$911,131
• Cause or Resignation	$—	$—	$—		$37,793		$—	$37,793

Joe Robinson
• Without Cause or for Good Reason	$571,667	$39,531	$414,220	(5)	$38,492		$—	$1,063,910
• Change of control	$1,143,333	$79,062	$644,189	(6)	$38,492		$—	$1,905,076
• Death or disability(7)	$200,000	$—	$644,189		$38,492		$—	$882,681
• Cause or Resignation	$—	$—	$—		$38,492		$—	$38,492

Wayne Johnson
• Without Cause or for Good Reason	$765,250	$41,756	$379,768	(5)	$39,231		$—	$1,226,005
• Change of control	$1,020,333	$55,674	$561,855	(6)	$39,231		$—	$1,677,093
• Death or disability(7)	$200,000	$—	$561,855		$39,231		$—	$801,086
• Cause or Resignation	$—	$—	$—		$39,231		$—	$39,231

Michael Terjung
• Without Cause or for Good Reason	$664,375	$59,296	$240,554	(5)	$35,192		$—	$999,417
• Change of control	$885,833	$79,062	$354,155	(6)	$35,192		$—	$1,354,242
• Death or disability(7)	$150,000	$—	$354,155		$35,192		$—	$539,347
• Cause or Resignation	$—	$—	$—		$35,192		$—	$35,192

(1) The Severance Payment will be due in the event that the NEO’s employment is terminated (i) by the NEO for Good Reason or (ii) by us or any of our subsidiaries without Cause. The Severance Payment is based upon a multiple of the sum of such NEO’s (i) highest annual salary within the prior two years and (ii) the average annual cash performance bonus earned for the prior three years. The multiple is equal to 2.0x for the Chief Executive Officer, 1.5x for the Chief Investment Officer and Chief Accounting Officer and 1.0x for all other executive officers. Such Severance Payments are paid in equal installments over an annual period equal to the multiple (i.e., 2 years, 1.5 years, 1 year). If a NEO is terminated without Cause or resigns for Good Reason and this occurs during the 12-month period following a Change of Control, then the multiple increases to 3.0x for the Chief Executive Officer and 2.0x for all other executive officers, and such Severance Payment is paid in a lump sum.

(2) Represents the cost of medical insurance coverage for each NEO at the same annual level as in effect immediately preceding December 31, 2024 for a period of time equal to the applicable multiple set forth in footnote 1, above. Such amounts are paid in equal installments over an annual period equal to the respective severance multiple (i.e., two years, 1.5 years, one year). A lesser amount may be due if the NEO becomes eligible to receive healthcare coverage from a subsequent employer.

(3) For purposes of this table, the market value per restricted share and LTIP Unit is assumed to be $14.50 (the estimated net asset value per share of our class A common stock, calculated as of June 30, 2024. Such amounts include accrued and unpaid distributions due upon vesting. For performance-based awards such amounts were determined assuming targeted (100%) performance was achieved for the 2024, 2023 and 2022 grants.

(4) Consists of accrued and unused paid time off, pursuant to the definition of “Accrued Obligations” contained in our Executive Severance and Change of Control Plan.

(5) With respect to the treatment of equity awards upon termination not involving a Change of Control: (i) any unvested time-based equity awards that would have otherwise vested over the 12-month period following the date of termination will immediately vest; and (ii) any unvested performance-based equity awards that remain outstanding on the date of termination shall remain outstanding and eligible to be earned following the completion of the performance period based on achievement of performance goals, vesting pro rata if such award becomes earned based on days employed during the performance period. For such performance -based awards, the table above assumes that performance-based awards for 2024, 2023 and 2022, performance goals were achieved at target.

(6) With respect to the treatment of equity awards in the case of termination following a Change of Control: (i) all unvested time-based equity awards vest and become exercisable immediately prior to the Change of Control; and (ii) any performance-based awards that were assumed in connection with the Change of Control and remain unvested on a termination date that occurs within 12 months following the Change of Control shall (a) to the extent only subject to time-based vesting as of the termination date, immediately vest on the termination date, or (b) to the extent subject to performance-based vesting as of the termination date, remain outstanding and eligible to be earned following completion of the performance period based on achievement of performance goals, and to the extent earned (if at all) shall vest on a pro rata basis based on days employed during the performance period through the termination date. The table above assumes that performance-based awards for 2024, 2023 and 2022, performance goals were achieved at target.

(7) In the event of a termination due to death or disability, such NEO is entitled to: (i) a pro rata portion of his annual cash performance bonus, as determined by the Compensation Committee based on actual performance for the performance period and number of days employed during such period, (ii) the immediate vesting of all unvested time-based equity awards, and (iii) any unvested performance awards that remain outstanding on the date of termination shall remain outstanding and eligible to be earned following the completion of the performance period based on achievement of performance goals, vesting pro rata if such award becomes earned based on days employed during the performance period. The amounts herein make the following assumptions: (i) the performance components of the cash bonuses were achieved at target for 2024, and (ii) the performance goals for the performance-based equity awards for 2024, 2023 and 2022 were achieved at target.

(8) Includes $200,000 in proceeds from a life insurance policy purchased by us, which benefits are payable to Mr. Schwartz’s beneficiary upon his death.

(9) Under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, a 20% excise tax is imposed upon certain individuals who receive payments in connection with a “change in control” if the payments received by them equal or exceed an amount generally approximating 3x their average annual compensation. The excise tax may be imposed on all such payments generally exceeding 1x an individual’s average annual compensation. The Executive Severance and Change of Control Plan provides that for certain “change in control” events, the participant will be entitled to an associated tax “gross-up” payment to cover the cost of this excise tax and related income taxes. Upon the listing of our shares on a nationally recognized stock exchange, the participants will no longer be entitled to an associated tax “gross-up” payment. However, the information in this table is presented as of the last business day of our last completed fiscal year, and a listing event had not yet occurred at that time. Accordingly, the table above assumes that such a “change in control” event occurred and the participants were entitled to the associated tax “gross-up” payment.

(10) A NEO will not be entitled to receive any of these payments or benefits, other than the Accrued Obligations, unless the NEO has entered into a general release in favor of us and our affiliates, and the NEO will be entitled to receive such payments or benefits only so long as such NEO has not materially breached any of the provisions of the general release or the non-competition, non-solicitation, non-disclosure, non-disparagement and other similar restrictive covenants set forth in the NEO’s letter agreement entered into pursuant to the Executive Severance and Change of Control Plan, which contains various obligations by the NEO to us such as (a) a confidentiality covenant that extends indefinitely, (b) a non-compete provision while the executive is employed by us, (c) certain employee, investor and customer non-solicitation covenants that extend during the executive’s employment and for a period of time after separation (18 months for CEO, or President, 12 months for Chief Investment Officer or Chief Accounting Officer, or 9 months for all other NEOs), and (d) a non-disparagement provision.

The terms “Cause,” “Good Reason,” and “Change of Control” have the following definitions as set forth in our Executive Severance and Change of Control Plan:

• “Cause” is generally defined to mean: (i) willful fraud or material dishonesty in the performance of the executive’s duties; (ii) deliberate or intentional failure by the executive to substantially perform his duties (other than due to incapacity) after a written notice is delivered describing such failures; (iii) willful misconduct by the executive that is materially detrimental to our or our affiliates’ reputation, goodwill or business operations; (iv) willful disclosure of our confidential information or trade secrets; (v) a breach of any restrictive covenants contained within the Participant’s letter agreement entered into pursuant to our Executive Severance and Change of Control Plan, which contains various obligations by the executive to us such as (a) a confidentiality covenant that extends indefinitely, (b) a non-compete provision while the executive is employed by us, (c) certain employee, investor and customer non-solicitation covenants that extend during the executives employment and for a period of time after separation (18 months for CEO or President, 12 months for Chief Investment Officer or Chief Accounting Officer, or nine months for all other NEOs), and (d) a non-disparagement provision; or (vi) the conviction of, or a plea of no contest to a charge of, a felony or crime of moral turpitude.

• “Good Reason” is generally defined to mean, without the Participant’s consent: (i) a material diminution of base salary, target bonus, target annual equity compensation opportunity, or other annual incentive opportunity; (ii) a material reduction in authority, title, duties or responsibilities; (iii) relocation of principal place of employment greater than thirty (30) miles; or (iv) failure of any successor to us following a Change of Control to assume our Executive Severance and Change of Control Plan and its obligations.

• “Change of Control” is generally defined to mean: (i) any person acquiring our securities representing at least 50% of the voting power; (ii) certain mergers (unless our stockholders continue to own at least 50% of the combined voting power of the resulting entity at the time of the merger); (iii) a change in the majority of our Board during any 12-month period that is not approved by a majority of directors; (iv) a sale of all or substantially all of our assets; or (v) adoption of a plan of liquidation.

Our Executive Severance and Change of Control Plan provides the following payments upon the occurrence of a Change of Control:

• All unvested time-based equity awards vest and become exercisable immediately prior to the Change of Control; and

• All unvested performance-based equity awards that are not continued or assumed by the successor entity in connection with the Change of Control vest and become exercisable immediately prior to the Change of Control based on actual achievement of the applicable performance goals through the date of the Change of Control, as determined in the sole discretion of the Compensation Committee.

Name	Time-Based Equity Awards	Performance-Based Equity Awards	Dividends	Total
H. Michael Schwartz	$3,823,169	$1,881,314	$112,101	$5,816,584
James Barry	$438,567	$212,337	$12,434	$663,338
Wayne Johnson	$358,163	$191,191	$12,501	$561,855
Joe Robinson	$425,016	$206,977	$12,196	$644,189
Michael Terjung	$224,762	$121,415	$7,978	$354,155

The above table assumes a change of control as of December 31, 2024 and a price per share of our common stock of $14.50, the estimated net asset value per share of our class A common stock, calculated as of June 30, 2024. This table also assumes that (i) no performance-based awards were continued or assumed by the successor entity in connection with the Change of Control, and (ii) all applicable performance goals were achieved at target. Included in the table above are the accrued distributions due based on the assumed achievement of the performance-based equity awards, as applicable.

CEO Pay Ratio

Pursuant to SEC rules, we are disclosing the ratio of the annual total compensation of our Chief Executive Officer, which as of December 31, 2024 was H. Michael Schwartz, to the annual total compensation of our median employee.

To identify our median employee, we examined annual total compensation consisting of all cash compensation, including bonuses for all of our employees for 2024 that were still employed as of December 31, 2024. We did not make any assumptions, adjustments (including cost of living adjustments), or estimates with respect to such total compensation, and we did not annualize the compensation for any full-time employees who were not employed by us for all of 2024.

The 2024 annual total compensation for our median employee as determined based on SEC rules was approximately $38,471. The 2024 annual total compensation for our Chief Executive Officer as determined based on SEC rules was

$5,109,915. Based on this information, the ratio of our Chief Executive Officer’s annual total compensation to our median employee’s annual total compensation for fiscal year 2024 is 133 to 1.

Director Compensation for the Year Ended December 31, 2024

Summary

The following table provides a summary of the compensation earned by or paid to our directors for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
H. Michael Schwartz	$—		$—	$—	$—	$—	$245	$245
Paula M. Mathews	$64,000	(3)	$80,000	$—	$—	$—	$393	$144,393
Timothy S. Morris	$96,500	(3)	$80,000	$—	$—	$—	$941	$177,441
David J. Mueller	$99,000	(3)	$80,000	$—	$—	$—	$393	$179,393
Harold “Skip” Perry	$106,500	(3)	$80,000	$—	$—	$—	$245	$186,745

(1) This column represents the full grant date fair value in accordance with FASB ASC Topic 718.

(2) Represents payment of life insurance premiums covering each of the members of our Board for the benefit of such director’s beneficiaries.

(3) Amount includes total fees earned or paid during the year ended December 31, 2024.

Terms of Director Compensation

Each of our non-employee directors receive compensation for their service in the form of both cash and equity, as described below. Membership on our committees is comprised solely of independent directors.

Role	Amount
Director Cash Retainer	$62,500
Lead Independent Director (supplemental)	$10,000
Audit Committee Chair (supplemental)	$20,000
Nominating and Corporate Governance Committee Chair (supplemental)	$15,000
Compensation Committee Chair (supplemental)	$15,000
Audit Committee Non-Chair (supplemental)	$10,000
Nominating and Corporate Governance Committee Non-Chair (supplemental)	$7,500
Compensation Committee Non-Chair (supplemental)	$7,500
Potential Additional Per Meeting Fees*	$1,500

* In the event that the board of directors or any committee thereof meets more than 10 times per year, a per meeting fee of $1,500 will be paid for each meeting thereafter.

Upon re-election for membership on our board of directors, our non-employee directors receive an annual equity award with a market value of $80,000, which vests one year from the date of the director’s re-election.

2022 Long-Term Incentive Plan Awards to Independent Directors

In March 2022, following the recommendation of the Compensation Committee, our board of directors approved the Equity Incentive Plan, which was approved by our stockholders at our 2022 annual meeting of stockholders. The Equity Incentive Plan became effective when it was approved by our stockholders, and it replaced our prior incentive plan, known as the Employee and Director Long-Term Incentive Plan (the “Prior Plan”). From and after the effective date of the Equity Incentive Plan, no further awards have been or will be made under the Prior Plan.

The purpose of the Equity Incentive Plan is to encourage and enable our and our subsidiaries’ eligible employees, directors, consultants, and other key persons, upon whose judgment, initiative, and efforts we largely depend for the successful conduct of our business, to acquire a proprietary interest in us. Pursuant to the Equity Incentive Plan, we may issue stock options, stock appreciation rights, restricted stock unit awards, restricted stock awards, restricted stock unit awards, unrestricted stock awards, dividend equivalent rights, LTIP Units, other equity-based awards, and cash-based awards.

The total number of shares of our class A common stock and our class T common stock, in the aggregate, authorized and reserved for issuance under the Equity Incentive Plan is equal to 10,000,000 shares. As of December 31, 2024, there were approximately 8,769,928 shares available for issuance under the Equity Incentive Plan. The term of the Equity Incentive Plan is 10 years. In the event of a consolidation or merger in which we are not the surviving corporation, or a sale of all or substantially all of our assets, in which outstanding shares of our stock are exchanged for securities, cash, or other property of an unrelated corporation or business entity, or in the event of our liquidation, the board of directors of any corporation assuming our obligations, may, in its discretion, take any one or more of the following actions as to outstanding awards under the Equity Incentive Plan: (i) provide that the awards may be assumed or substituted or (ii) upon written notice to participants, provide that all awards will terminate upon consummation of such a transaction. In the event that awards are not assumed or substituted, except as otherwise provided by the Compensation Committee in the award agreement or other agreement between the holder of an award and us, upon the effective time of such transaction, all awards will become vested and exercisable and vested awards, other than stock options, shall be fully settled in cash or in kind at such appropriate consideration as determined by the Compensation Committee in its sole discretion after taking into account the consideration payable per share pursuant to such transaction, or the “merger price,” and all stock options shall be fully settled in cash or in kind in an amount equal to the difference between the merger price and the exercise price of the options; provided that each participant may be permitted to exercise all outstanding options within a specified period determined by the Compensation Committee prior to such.

In the event the board of directors or the Compensation Committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects our stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Equity Incentive Plan or with respect to an award, then our board of directors or Compensation Committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.

As of December 31, 2024, (i) Mr. Mueller has received a total of 46,444 shares of restricted stock or LTIP units, of which 40,539 shares or LTIP units have vested, and (ii) Mr. Morris has received a total of 44,074 shares of restricted stock of which 38,463 shares have vested, and (iii) Mr. Perry has received a total of 44,789 shares of restricted stock of which 38,884 shares have vested and (iv) Ms. Mathews has received a total of 35,444 shares of restricted stock or LTIP units, of which 29,539 shares or LTIP units have vested.

Director Life Insurance Policies

We purchased life insurance policies covering each of the members of our board of directors for the benefit of such director’s beneficiaries. For the year ended December 31, 2024, we paid total premiums of $2,217 on such life insurance policies. Of this amount, $245 was attributed to the policy covering H. Michael Schwartz, $393 was attributed to the policy covering Paula M. Mathews, $941 was attributed to the policy covering Timothy S. Morris, $393 was attributed to the policy covering David J. Mueller, and $245 was attributed to the policy covering Harold “Skip” Perry.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock

The following table sets forth, as of December 31, 2024, the amount of our common stock beneficially owned by: (1) each of our directors and executive officers; (2) our directors and executive officers as a group; and (3) any person who is known by us to be the beneficial owner of more than 5% of any class of our common stock. There were a total of approximately 96.0 million shares of common stock issued and outstanding as of December 31, 2024.

Name and Address(1) of Beneficial Owner(2)	Common Stock Beneficially Owned		Common Stock Issuable Upon Conversion or Exchange of Other Securities		Total	Percent of Ownership(3)
Directors and Executive Officers
H. Michael Schwartz, Chairman of the Board of Directors and Chief Executive Officer	600,484	(4)	10,621,397	(5)	11,221,881	10.5%
Wayne Johnson, President and Chief Investment Officer	23,452		586,915		610,367	*
Joe Robinson, Chief Operations Officer	9,322		56,313		65,635	*
James Barry, Chief Financial Officer and Treasurer	11,103		177,236		188,339	*
Michael O. Terjung, Chief Accounting Officer	8,570		172,843		181,413	*
Nicholas M. Look, General Counsel and Secretary	4,285		81,914		86,199	*
Paula Mathews, Independent Director	28,706		120,448		149,154	*
David J. Mueller, Independent Director	28,763		11,776		40,539	*
Timothy S. Morris, Independent Director	44,072		—		44,072	*
Harold “Skip” Perry, Independent Director	38,384		6,016		44,400	*
All directors and executive officers as a group	797,141		11,834,858		12,631,999	11.7%

5% or Greater Stockholders
Extra Space Storage LP	18,761,726		—	(6)	18,761,726	16.3%

* Represents less than 1%.

(1) The address of each director and executive officer is 10 Terrace Road, Ladera Ranch, California 92694. The address of Extra Space Storage LP is 2795 East Cottonwood Parkway, Suite 300, Salt Lake City, Utah 84121.

(2) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2024. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) For each person included in the table, percent of ownership is calculated by dividing the number of shares of our common stock beneficially owned by that person by the sum of (a) the number of shares of our common stock outstanding as of December 31, 2024 plus (b) the number of shares of common stock beneficially owned by such person that are attributable to OP Units that can be exchanged, restricted stock or LTIP Units that will vest, or Series A Convertible Preferred Stock that can convert, within 60 days following December 31, 2024. OP Units may be redeemed for cash, or at the Company’s option, an equal number of shares of common stock, subject to certain restrictions. Once vested, LTIP Units are exchangeable into OP Units.

(4) Includes 483,224 Class A shares owned by SmartStop OP Holdings, LLC, which is indirectly owned and controlled by Mr. Schwartz. This also includes 117,260 shares of class A common Stock held by a family trust, as to which Mr. Schwartz has shared voting and dispositive power.

(5) Includes 9,976,882 Operating Partnership units owned by SmartStop OP Holdings, LLC, and 73 units owned by SS Toronto REIT Advisors, Inc., which are indirectly owned and controlled by Mr. Schwartz. This also includes 644,326 Operating Partnership units held by a family trust, as to which Mr. Schwartz has shared voting and dispositive power.

(6) This information is based solely on Extra Space Storage LP’s ownership of our Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock have the right to convert any or all of the Series A Convertible Preferred Stock into shares of our common stock. As of December 31, 2024, we had $200 million of Series A Convertible Preferred Stock outstanding which are convertible using a conversion price of $10.66; such conversion price may be adjusted in connection with stock splits, stock dividends and other similar transactions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our 2022 Long-Term Incentive Plan (the "Plan") as of December 31, 2024, under which we are able to issue various forms of equity based compensation.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	8,769,928
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	8,769,928
(1)
The total number of shares of stock reserved for issuance under the Plan is 10,000,000 shares in the aggregate, less amounts already issued under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Certain of our executive officers and one of our directors hold ownership interests in and/or are officers of SAM, our former dealer manager, or other affiliated entities. Accordingly, any agreements or transactions we have entered into with such entities may present a conflict of interest. For example, in the past, we have been a party to and are currently a party to agreements giving rise to material transactions between us and our affiliates, including our dealer manager agreement with our former dealer manager, our Transfer Agent Agreement (as defined below), and an Administrative Services Agreement (as defined below). Our independent directors reviewed and approved the material transactions between us and our affiliates arising out of these agreements. Set forth below is a description of the relevant transactions with our affiliates.

Terminated Agreement with Former Transfer Agent

SAM is the manager and sole member of Strategic Transfer Agent Services, LLC, our former transfer agent. Pursuant to a Transfer Agent Agreement with our former transfer agent, our former transfer agent provided transfer agent and registrar services to us. These services were substantially similar to what a third-party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares, and issuing regular reports to our stockholders. On April 29, 2024, we transitioned to a new unaffiliated third-party transfer agent, SS&C GIDS, Inc. In connection with such transfer, we simultaneously terminated the transfer agent agreement our former transfer agent. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we paid our former transfer agent a transition fee of $150,000 in May 2024.

Administrative Services Agreement

On June 28, 2019, we, along with our Operating Partnership and certain other subsidiaries of ours (collectively, the “Company Parties”), entered into an Administrative Services Agreement with SAM (the “Administrative Services Agreement”), pursuant to which the Company Parties will be reimbursed for providing certain operational and administrative services to SAM which may include, without limitation, accounting and financial support, IT support, HR support, advisory services and operations support, and administrative support as set forth in the Administrative Services Agreement and SAM will be reimbursed for providing certain operational and administrative services to the Company Parties which may include, without limitation, due diligence support, marketing, fulfillment and offering support, events support, insurance support, and administrative and facilities support. SAM will receive a monthly administrative service fee for providing its services and the Company Parties will receive monthly reimbursement based on the amount of services provided under the Administrative Services Agreement. SAM also paid the Company Parties an allocation of rent and overhead for the portion of the Ladera Office that it occupied during 2022. Such agreement had an initial term of three years, with automatic one-year renewals, and is subject to certain adjustments as defined in the agreement.

For the year ended December 31, 2024, we incurred fees and reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.8 million. We also recorded reimbursements from SAM of approximately $0.2 million during the year ended December 31, 2024 related to services provided to SAM. As of

December 31, 2024, a receivable of approximately $12,000 was due from SAM related to the Administrative Services Agreement.

Registration Rights Agreement

On June 28, 2019, in connection with the Self Administration Transaction, we and our Operating Partnership entered into a registration rights agreement with SmartStop OP Holdings, LLC and certain other parties (collectively, the “Holders”). Pursuant to the registration rights agreement, the Holders have the right to request that we register for resale under the Securities Act shares of our common stock issued or issuable to such Holder. We are required to use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form. Upon any such filing, we will seek to cause such registration statement to become effective as soon as reasonably practicable thereafter. The registration rights agreement also grants the Holders certain “piggyback” registration rights.

Property Management Agreement

We serve as the property manager for a self storage property in which SAM holds a minority interest. For the year ended December 31, 2024, we earned approximately $143,000 in property management fees for providing such management services.

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, our indirect subsidiary that serves as the sponsor for our Managed REIT Platform (“SRA”), entered into a sponsor funding agreement with Strategic Storage Trust VI, Inc. (“SST VI”) and Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”), in connection with certain changes to the public offering of SST VI.

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

In consideration for SRA providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, SST VI OP will issue a number of Series C Subordinated Convertible Units of limited partnership interest in SST VI OP (the “Series C Units”) to SRA equal to the dollar amount of such funding divided by the then-current offering price for the Class Y Shares and Class Z Shares sold in the SST VI offering, which will initially be $9.30 per share. Pursuant to the sponsor funding agreement, SRA will reimburse SST VI monthly for the applicable front-end sales load it has agreed to fund, and SST VI OP will issue the Series C Units on a monthly basis upon such reimbursement. The sponsor funding agreement will terminate immediately upon the date that SST VI ceases to offer the Class Y Shares and Class Z Shares in the SST VI offering.

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

Through December 31, 2024, we have incurred approximately $9.3 million in connection with the Sponsor Funding Agreement, representing approximately 1.0 million Series C Units issued by the SST VI operating partnership. During the year ended December 31, 2024 we incurred approximately $2.4 million, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of December 31, 2024, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement was approximately $61.2 million, assuming SST VI were to sell the maximum remaining shares available under its current offering of approximately 87.4 million.

Fees Paid to our Affiliates

Pursuant to the terms of the agreements described above, the following table summarizes certain related party costs incurred and paid by us for the years ended December 31, 2024 and 2023, and any related amounts payable as of December 31, 2024 and 2023 (amounts in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,479	$1,473	$75	$661	$715	$21
Other
Other	—	—	341	—	—	341
Total	$1,479	$1,473	$416	$661	$715	$362

Director Independence

While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the NYSE and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Morris, Mueller, and Perry and Ms. Mathews each meet the relevant definition of “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Principal Auditor

Overview

On the recommendation of the Audit Committee, our board of directors has appointed BDO as our independent registered public accounting firm (“independent auditor”), for the year ending December 31, 2025. Although stockholder ratification of the appointment of our independent auditor is not required by our bylaws or otherwise, we are submitting the selection of BDO to our stockholders for ratification as a matter of good corporate governance practice. Even if the selection is ratified, the Audit Committee reserves the right to select a new independent auditor at any time in the future in its discretion if it deems such decision to be in the best interests of the Company. Any such decision would be disclosed to our stockholders in accordance with applicable securities laws. If our stockholders do not ratify the Audit Committee’s selection, the Audit Committee will take that fact into consideration, together with such other factors it deems relevant, in determining its next selection of our independent registered public accounting firm.

Representatives of BDO are expected to be present via webcast at the annual meeting and will have an opportunity to make a statement if they desire. The representatives will also be available to respond to appropriate questions from our stockholders.

Pre-Approval Policies

The Audit Committee Charter requires that the Audit Committee pre-approve all auditing services performed for the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditor, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

All services rendered by BDO for the years ended December 31, 2024 and 2023 were pre-approved in accordance with the policies set forth above.

Fees to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by BDO, as well as the fees charged by BDO for such services. The aggregate fees for professional accounting services provided by BDO, including the audit of our annual financial statements, for the years ended December 31, 2024 and 2023, respectively, are set forth in the table below.

	BDO USA, P.C. for the Year Ended December 31, 2024	BDO USA, P.C. for the Year Ended December 31, 2023
Audit Fees	$832,334	$522,800
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$832,334	$522,800

For purposes of the preceding table, the professional fees are classified as follows:

• Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.

• Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

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

FOR THE YEAR ENDED DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SmartStop Self Storage REIT, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartStop Self Storage REIT, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Purchase Price Allocation

As described in Note 3 of the Company’s consolidated financial statements, the Company completed the acquisition of eight self-storage properties for $187.1 million during the year ended December 31, 2024. The Company allocates the purchase price of an asset acquisition to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values as of the acquisition date. The fair value of these assets and liabilities were determined as of the acquisition dates using multiple valuation techniques.

We identified the estimation of the fair values of the land and buildings used in the real estate purchase price allocations as a critical audit matter because of the level of judgment required to estimate the fair values of the acquired land and buildings.

Auditing the fair value measurements involved especially subjective auditor judgments due to the nature and extent of audit effort required, including the use of personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skills in valuation to compare independent market data to management’s selected comparable sales.
•
Utilizing personnel with specialized knowledge and skills in valuation to assess the fair value of acquired buildings by performing an independent cost approach and comparing the independently computed cost to build with management’s fair value determination.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Costa Mesa, California

March 12, 2025

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Real estate facilities:
Land	$480,539	$430,869
Buildings	1,516,095	1,401,981
Site improvements	94,562	91,896
	2,091,196	1,924,746
Accumulated depreciation	(305,132)	(255,844)
	1,786,064	1,668,902
Construction in process	9,503	5,977
Real estate facilities, net	1,795,567	1,674,879
Cash and cash equivalents	23,112	45,079
Restricted cash	6,189	8,348
Investments in unconsolidated real estate ventures (Note 4)	38,797	35,832
Investments in and advances to Managed REITs	57,722	34,391
Deferred tax assets	4,310	4,450
Other assets, net	33,538	21,701
Intangible assets, net of accumulated amortization	6,766	1,170
Trademarks, net of accumulated amortization	15,700	15,771
Goodwill	53,643	53,643
Debt issuance costs, net of accumulated amortization	6,723	377
Total assets	$2,042,067	$1,895,641
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,317,435	$1,087,401
Accounts payable and accrued liabilities	38,113	28,978
Due to affiliates	362	416
Distributions payable	9,257	9,156
Deferred tax liabilities	5,954	6,194
Total liabilities	1,371,121	1,132,145
Commitments and contingencies (Note 12)
Redeemable common stock	62,042	71,277
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively, with aggregate liquidation preferences of $203,400 and $203,151 at December 31, 2024 and December 31, 2023, respectively	196,356	196,356
Equity:
SmartStop Self Storage REIT, Inc.:
Class A common stock, $0.001 par value; 350,000,000 shares authorized; 87,883,268 and 88,761,135 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	89	89
Class T common stock, $0.001 par value; 350,000,000 shares authorized; 8,153,863 and 8,113,827 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	895,118	894,857
Distributions	(382,160)	(324,191)
Accumulated deficit	(185,649)	(167,270)
Accumulated other comprehensive income	(1,708)	847
Total SmartStop Self Storage REIT, Inc. equity	325,698	404,340
Noncontrolling interests in our Operating Partnership	86,470	91,488
Other noncontrolling interests	380	35
Total noncontrolling interests	86,850	91,523
Total equity	412,548	495,863
Total liabilities, temporary equity and equity	$2,042,067	$1,895,641

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Self storage rental revenue	$209,579	$206,494	$191,750
Ancillary operating revenue	9,397	8,827	8,446
Managed REIT Platform revenues	11,383	11,906	7,819
Reimbursable costs from Managed REITs	6,647	5,765	4,628
Total revenues	237,006	232,992	212,643
Operating expenses:
Property operating expenses	70,684	65,363	58,437
Managed REIT Platform expenses	3,982	3,365	2,485
Reimbursable costs from Managed REITs	6,647	5,764	4,628
General and administrative	29,948	27,452	28,254
Depreciation	55,175	53,636	49,418
Intangible amortization expense	935	6,594	15,201
Acquisition expenses	413	193	888
Contingent earnout adjustment	—	—	1,514
Write-off of equity interest and preexisting relationships upon acquisition of control	—	—	2,050
Total operating expenses	167,784	162,367	162,875
Gain on equity interests upon acquisition	—	—	16,101
Income from operations	69,222	70,625	65,869
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(1,380)	(1,625)	(760)
Equity in earnings (losses) from investments in Managed REITs	(1,414)	(1,273)	(930)
Other, net	(1,282)	(231)	(998)
Interest income	3,247	3,360	1,838
Interest expense	(72,325)	(61,805)	(41,512)
Loss on debt extinguishment	(471)	—	(2,393)
Income tax (expense) benefit	(1,484)	2,596	555
Net income (loss)	(5,887)	11,647	21,669
Net (income) loss attributable to noncontrolling interests	266	(1,893)	(2,847)
Less: Distributions to preferred stockholders	(12,758)	(12,500)	(12,500)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(18,379)	$(2,746)	$6,322
Net income (loss) per Class A & Class T share – basic	$(0.20)	$(0.03)	$0.07
Net income (loss) per Class A & Class T share – diluted	$(0.20)	$(0.03)	$0.07
Weighted average Class A shares outstanding – basic	88,427,383	88,706,340	83,857,222
Weighted average Class A shares outstanding – diluted	88,427,383	88,706,340	83,974,488
Weighted average Class T shares outstanding – basic	8,130,270	8,101,599	8,081,950
Weighted average Class T shares outstanding – diluted	8,130,270	8,101,599	8,081,950

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net income (loss)	$(5,887)	$11,647	$21,669
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,915)	1,481	(3,832)
Foreign currency hedge contract gains (losses)	3,617	(1,066)	3,355
Interest rate swap and cap contract gains (losses)	(2,606)	(3,594)	4,907
Other comprehensive income (loss)	(2,904)	(3,179)	4,430
Comprehensive income (loss)	(8,791)	8,468	26,099
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	615	(1,522)	(3,342)
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$(8,176)	$6,946	$22,757

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Amounts in thousands, except share and per share data)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2021	77,057,743	$77	8,056,198	$8	$724,739	$(210,965)	$(170,846)	$(280)	$342,733	$64,643	$407,376	$196,356	$71,335
Offering costs	—	—	—	—	(445)	—	—	—	(445)	—	(445)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(8,910)	—	—	—	(86)	—	—	—	(86)	—	(86)	—	—
Issuance of Class A-1 Units in our Operating Partnership in connection with the contingent earnout related to the Self Administration Transaction	—	—	—	—	—	—	—	—	—	31,514	31,514	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	1	1	—	—
Changes to redeemable common stock	—	—	—	—	(5,243)	—	—	—	(5,243)	—	(5,243)	—	5,243
Redemptions of common stock	(106,502)	—	(4,696)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the SSGT II Merger	11,542,062	12	—	—	168,778	—	—	—	168,790	—	168,790	—	—
Issuance of OP Units in connection with SSGT II Merger	—	—	—	—	—	—	—	—	—	2	2	—	—
Issuance of restricted stock, net of forfeitures	55,403	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.60 per share)	—	—	—	—	—	(55,187)	—	—	(55,187)	—	(55,187)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(7,444)	(7,444)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(269)	(269)	—	—
Issuance of shares for distribution reinvestment plan	313,658	—	34,048	—	5,243	—	—	—	5,243	—	5,243	—	—
Equity based compensation expense	—	—	—	—	1,298	—	—	—	1,298	2,671	3,969	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	6,322	—	6,322	—	6,322	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	2,536	2,536	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	311	311	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,400)	(3,400)	(432)	(3,832)	—	—
Foreign currency forward contract gain	—	—	—	—	—	—	—	2,977	2,977	378	3,355	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	4,358	4,358	549	4,907	—	—
Balance as of December 31, 2022	88,853,454	$89	8,085,550	$8	$894,284	$(266,152)	$(164,524)	$3,655	$467,360	$94,460	$561,820	$196,356	$76,578

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	88,853,454	$89	8,085,550	$8	$894,284	$(266,152)	$(164,524)	$3,655	$467,360	$94,460	$561,820	$196,356	$76,578
Offering costs	—	—	—	—	(10)	—	—	—	(10)	—	(10)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(17,422)	—	—	—	(247)	—	—	—	(247)	—	(247)	—	—
Changes to redeemable common stock	—	—	—	—	(17,636)	—	—	—	(17,636)	—	(17,636)	—	17,636
Redemptions of common stock	(1,160,283)	(1)	(88,382)	—	—	—	—	—	(1)	—	(1)	—	(22,937)
Issuance of restricted stock, net of forfeitures	42,566	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.60 per share)	—		—	—	—	(58,039)	—	—	(58,039)	—	(58,039)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(8,298)	(8,298)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(588)	(588)	—	—
Issuance of shares for distribution reinvestment plan	1,042,820	1	116,659	—	17,635	—	—	—	17,636	—	17,636	—	—
Equity based compensation expense	—	—	—	—	831	—	—	—	831	4,427	5,258	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(2,746)	—	(2,746)	—	(2,746)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	1,314	1,314	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	579	579	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,307	1,307	174	1,481	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(941)	(941)	(125)	(1,066)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(3,174)	(3,174)	(420)	(3,594)	—	—
Balance as of December 31, 2023	88,761,135	$89	8,113,827	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2023	88,761,135	$89	8,113,827	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277
Offering costs	—	—	—	—	(144)	—	—	—	(144)	—	(144)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(15,315)	—	—	—	(219)	—	—	—	(219)	—	(219)	—	—
Changes to redeemable common stock	—	—	—	—	(20,667)	—	—	—	(20,667)	—	(20,667)	—	20,667
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	330	330	—	—
Redemptions of common stock	(2,119,742)	(2)	(99,716)	—	—	—	—	—	(2)	—	(2)	—	(29,902)
Issuance of restricted stock, net of forfeitures	40,651	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($0.60 per share)	—	—	—	—	—	(57,969)	—	—	(57,969)	—	(57,969)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(8,529)	(8,529)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(492)	(492)	—	—
Issuance of shares for distribution reinvestment plan	1,216,539	1	139,752	—	20,666	—	—	—	20,667	—	20,667	—	—
Equity based compensation expense	—	—	—	—	625	—	—	—	625	4,633	5,258	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(18,379)	—	(18,379)	—	(18,379)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(773)	(773)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	507	507	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,444)	(3,444)	(471)	(3,915)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	3,182	3,182	435	3,617	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(2,293)	(2,293)	(313)	(2,606)	—	—
Balance as of December 31, 2024	87,883,268	$89	8,153,863	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$(5,887)	$11,647	$21,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,110	60,230	64,619
Change in deferred tax assets and liabilities	845	(3,301)	(1,073)
Accretion of fair market value adjustment of secured debt	120	13	(36)
Amortization of debt issuance costs	4,115	2,728	2,594
Equity based compensation expense	5,258	5,258	3,968
Non-cash adjustment from equity method investments in JV Properties	1,380	1,625	760
Non-cash adjustment from equity method investments in Managed REITs	1,414	1,694	930
Accretion of financing fee revenues	(181)	(664)	(681)
Contingent earnout adjustment	—	—	1,514
Unrealized foreign currency and derivative (gains) losses	2,092	(1,035)	8,497
Loss on debt extinguishment	471	—	2,393
Issuance of noncontrolling interest in SST VI Advisor	330	—	—
Non-cash adjustments for sponsor funding reduction	844	34	—
Gain on equity interests upon acquisition	—	—	(16,101)
Write-off of equity interest and preexisting relationships upon acquisition of control	—	—	2,050
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(639)	958	(780)
Managed REITs receivables	(10,049)	(2,751)	365
Due to affiliates	(54)	6	(18)
Accounts payable and accrued liabilities	7,858	(3,251)	3,293
Payment for SOFR interest rate caps	—	—	(6,054)
Net cash provided by operating activities	64,027	73,191	87,909
Cash flows from investing activities:
Purchase of real estate	(146,360)	(15,617)	(72,513)
Additions to real estate and construction in process	(11,464)	(10,466)	(10,415)
Insurance proceeds on insured property damage	500	1,726	—
Deposits on acquisition of real estate	(3,822)	(753)	(1,384)
Settlement of foreign currency hedges designated for hedge accounting	1,939	2,851	—
Capital distributions from Managed REITs	616	597	—
Investments in unconsolidated JV Properties	(8,890)	(9,517)	(4,823)
Capital distributions from unconsolidated JV Properties	1,816	1,321	—
SSGT III Bridge Loan funding	(20,000)	—	—
SSGT III Bridge Loan repayment	17,023	—	—
SSGT III Promissory Note funding	(7,000)	—	—
SSGT III Mezzanine Loan funding	—	(16,000)	(59,500)
SSGT III Mezzanine Loan repayment	4,000	29,500	42,000
SST VI Note funding	(8,000)	(15,000)	—
SST VI Mezzanine Loan funding	—	(15,000)	(28,200)
SST VI Mezzanine Loan repayment	—	50,000	—
SST VI preferred equity investment	—	(15,000)	—
SST VI preferred equity investment redemption	—	15,000	—
Purchase of SST VI Subordinated Class C Units	(1,217)	(3,197)	—
Purchase of other assets	(79)	(183)	—
SSGT II Merger, net of cash acquired	—	—	(65,541)
Investments in Managed REITs	—	—	(5,003)
Net proceeds from the sale of real estate	—	—	228
Net cash (used in) provided by investing activities	(180,938)	262	(205,151)
Cash flows from financing activities:
Gross proceeds from issuance of non-credit facility debt	175,440	80,149	150,000
Repayment of non-credit facility debt	(20,000)	(12,017)	(86,237)
Scheduled principal payments on non-credit facility debt	(3,524)	(2,639)	(2,513)
Proceeds from issuance of credit facility debt	669,950	135,000	318,000
Repayment of credit facility debt	(623,808)	(184,512)	(183,000)
Debt issuance costs	(10,076)	(871)	(2,082)
Debt defeasance costs	—	—	(2,544)
Offering costs	(144)	(11)	(601)
Redemption of common stock	(33,845)	(18,992)	(1,763)
Restricted stock withholding for payroll taxes	(219)	(247)	—
Gross proceeds from issuance of equity in other non controlling interests	—	—	1
Distributions paid to preferred stockholders	(12,509)	(12,500)	(12,500)
Distributions paid to common stockholders	(37,377)	(40,598)	(49,392)
Distributions paid to noncontrolling interests in our OP	(8,606)	(8,273)	(7,033)
Distributions paid to other noncontrolling interests	(466)	(588)	(269)
Net cash provided by (used in) financing activities	94,816	(66,099)	120,067
Impact of foreign exchange rate changes on cash and restricted cash	(2,031)	35	(1,473)
Change in cash, cash equivalents, and restricted cash	(24,126)	7,389	1,352
Cash, cash equivalents, and restricted cash beginning of year	53,427	46,038	44,686
Cash, cash equivalents, and restricted cash end of year	$29,301	$53,427	$46,038

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$66,007	$55,647	$36,524
Cash paid for income taxes	$298	$407	$266
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$20,667	$17,636	$5,243
Distributions payable	$9,257	$9,156	$9,324
Real estate and construction in process included in accounts payable and accrued liabilities	$873	$433	$516
Acquisition of real estate with 2027 Ladera Ranch Loan	$40,740	$—	$—
Deposit applied to the purchase of real estate	$—	$400	$190
Redemption of common stock included in accounts payable and accrued liabilities	$—	$3,945	$—
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REIT's receivables	$—	$1,195	$—
Intangible assets applied to the purchase of real estate	$—	$8,370	$—
Conversion of A-2 Units into A-1 Units	$—	$—	$31,514
Issuance of common stock and OP Units in connection with the mergers	$—	$—	$168,792

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of December 31, 2024, we wholly-owned 161 self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin), the District of Columbia, and Canada.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), and Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III” and together with SST VI , the “Managed REITs” or, the "Managed REIT Platform"). We also served as the sponsor of Strategic Storage Growth Trust II, Inc., a private REIT (“SSGT II”) through June 1, 2022, the date on which we closed on the merger with SSGT II (the “SSGT II Merger”), as defined in Note 3 – Real Estate Facilities. Prior to June 1, 2022, SSGT II was also included in the “Managed REITs.”

We operate the properties owned by the Managed REITs, which together with one other self storage property we manage, as of December 31, 2024, represented 37 operating properties and approximately 29,000 units and 3.2 million rentable square feet. Through our Managed REIT Platform, we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of December 31, 2024, we owned approximately 88% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 12% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the “Former Dealer Manager”). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

We commenced our initial public offering in January 2014, in which we offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”). At the termination of our Offering in January 2017, we had sold approximately 48 million of our class A common stock ("Class A Shares"), and approximately 7 million shares of class T common stock ("Class T Shares") for approximately $493 million and $73 million respectively.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan. On May 14, 2024, we filed a new Registration Statement on Form S-3 with the SEC which registered up to an additional 4,500,000 Class A Shares and 500,000 Class T Shares under our distribution reinvestment plan (our "DRP Offering").

As of December 31, 2024, we had sold approximately 10.6 million Class A Shares and approximately 1.4 million Class T Shares through our distribution reinvestment plan, of which, approximately 0.5 million Class A Shares and approximately 0.1 million Class T Shares were sold under our current DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

On March 12, 2025, our board of directors, (the "Board"), upon recommendation of our Nominating and Corporate Governance Committee, approved an Estimated Per Share Net Asset Value ("NAV") of our common stock of $14.50 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2024.

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

As of December 31, 2024, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, our Nantucket Joint Venture (as defined below), and our equity investments in the Managed REIT's, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information). Our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the "Tenant Protection Programs") with SST VI, SSGT III, and SSGT II (through June 1, 2022) are consolidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

Investments in and Advances to Managed REITs

As of December 31, 2024, and 2023, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

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

December 31, 2024, 2023 and 2022

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $6.5 million, none, and $10.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2024, 2023, and 2022, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2024, 2023, and 2022, our property acquisitions, including the SSGT II Merger, did not meet the definition of a business. To date, our acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the years ended December 31, 2024, 2023, and 2022 we expensed approximately $0.4 million, $0.2 million, and $0.9 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the years ended December 31, 2023, and 2022, no real property asset impairment losses were recognized. For the year ended December 31, 2024, we recorded a casualty loss in connection with damage to one of our wholly-owned properties caused by Hurricane Helene. Please see Note 3 – Real Estate for additional detail.

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

December 31, 2024, 2023 and 2022

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

As of December 31, 2024 and December 31, 2023, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. During the year ended December 31, 2024, the “Strategic Storage®” trademark, a definite lived trademark, had been fully amortized. As of December 31, 2024 and 2023, none and approximately $71,000, respectively, was recorded to the “Strategic Storage®” trademark.

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

December 31, 2024, 2023 and 2022

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

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of our Operating Partnership entered into a sponsor funding agreement (the "Sponsor Funding Agreement"), with SST VI and Strategic Storage Operating Partnership VI, L.P. ("SST VI OP") in connection with certain changes to the public offering of SST VI (see Note 10 – Related Party Transactions for additional information).

Pursuant to the Sponsor Funding Agreement, SmartStop, through a wholly-owned subsidiary, is required to fund the payment of the front-end sales load for the sale of SST VI’s Class Y and Class Z shares sold in its offering. In exchange, SmartStop receives a number of Series C Convertible Subordinated Units (“Series C Units”) in SST VI OP calculated as the dollar amount of such funding divided by the then-current offering price, which was $9.30 through August 6, 2024 for such Class Y and Z shares. The Series C Units shall automatically convert into Class A units of SST VI OP on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each Class of SST VI shares of common stock, including the Class Y shares and Class Z shares, calculated net of the Series C Units to be converted. On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into Class A units of SST VI OP, and our future purchases will be determined based on the current estimated net asset value at such time. Subsequent to SST VI declaring an estimated net asset value of $10.00 per share, the number of Series C Units SmartStop receives in exchange for funding the front-end sales load of the sale of SST VI's Class Y and Class Z shares is calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such Class Y and Z shares.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

Balance as of December 31, 2022	$—
Amounts incurred	3,527
Recorded sponsor funding reduction	(34)
Balance as of December 31, 2023	$3,493
Amounts incurred	1,210
Recorded sponsor funding reduction	(844)
Balance as of December 31, 2024	$3,859

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2024 and 2023, approximately $0.8 million and $0.9 million, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense. We incurred advertising costs of approximately $2.3 million, $2.2 million, and $1.3 million, million for the years ended December 31, 2024, 2023, and 2022, respectively, within general and administrative. We incurred advertising costs of approximately $5.2 million, $4.8 million, and $4.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, within property operating expenses.

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

December 31, 2024, 2023 and 2022

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of December 31, 2024, the gross amount of such intangible assets was approximately $86.4 million, and accumulated amortization was approximately $79.6 million. As of December 31, 2023, the gross amounts of such intangible assets was approximately $80.7 million and accumulated amortization was approximately $79.5 million. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2025, 2026, 2027, 2028, and thereafter is approximately $4.3 million, $1.7 million, $0.1 million, $0.1 million, and $0.6 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $6.8 million was approximately 2.4 years as of December 31, 2024.

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

As of December 31, 2024, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.4 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.6 million. As of December 31, 2023, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $4.5 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $4.1 million.

As of December 31, 2024, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.4 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.0 million. As of December 31, 2023, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.7 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.4 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $3.4 million and a gain of approximately $0.2 million for the years ended December 31, 2024 and 2023, respectively.

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

Employee Benefit Plan

The Company maintains its own retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 100% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2024 and 2023, the Company made matching contributions to such plan of approximately $0.5 million and $0.5 million, respectively, based on a company match of 100% on the first 4% of an employee’s compensation.

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

December 31, 2024, 2023 and 2022

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

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2024 and 2023, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$531,400	$554,348	$505,700	$523,019

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

During the years ended December 31, 2024 and 2023, we held interest rate cash flow hedges and foreign currency net investment and cash flow hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2024, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The tables below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at December 31, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Interest Rate Derivatives
Other assets	$—	$1,523	$—
Accounts payable and accrued liabilities	$—	$6,591	$—
Foreign Currency Hedges
Other assets	$—	$4,667	$—
Accounts payable and accrued liabilities	$—	$39	$—

	Fair Value Measurements at December 31, 2023 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Interest Rate Derivatives
Other assets	$—	$3,485	$—
Foreign Currency Hedges
Accounts payable and accrued liabilities	$—	$985	$—

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

December 31, 2024, 2023 and 2022

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2024 and 2023, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

Concentration

No single self storage customer represents a significant concentration of our revenues. For 2024, approximately 22%, 20%, and 10% of our rental income was concentrated in Florida, California, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 9 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classify our Series A Convertible Preferred Stock (as defined in Note 6 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. Per the original terms of our Series A Convertible Preferred Stock, it could be redeemed by us on or after the fifth anniversary of its issuance (October 29, 2024), or if certain events were to occur, such as the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we do not maintain our REIT status the holder can require redemption. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series A Convertible Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series A Convertible Preferred Stock should be bifurcated under the guidance in ASC 815‑10 and have determined that bifurcation is not necessary.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders for basic computations of earnings per share by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock.

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

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

	For the Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(5,887)	$11,647	$21,669
Net (income) loss attributable to noncontrolling interests	266	(1,893)	(2,847)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	(5,621)	9,754	18,822
Less: Distributions to preferred stockholders	(12,758)	(12,500)	(12,500)
Less: Distributions to participating securities	(451)	(369)	(286)
Net income (loss) attributable to common stockholders for basic computations:	(18,830)	(3,115)	6,036
Net income (loss) attributable to common stockholders for diluted computations:	$(18,830)	$(3,115)	$6,036
Weighted average Class A and Class T shares outstanding:
Average number of Class A and Class T shares outstanding- basic	96,557,653	96,807,939	91,939,172
Unvested LTIP Units	—	—	—
Unvested restricted stock awards	—	—	117,266
Average number of Class A and Class T shares outstanding - diluted	96,557,653	96,807,939	92,056,438
Earnings per common share:
Basic	$(0.20)	$(0.03)	$0.07
Diluted	$(0.20)	$(0.03)	$0.07

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

	For the Year Ended December 31,
	2024	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	18,761,726	18,761,726	18,761,726
Class A and Class A-1 OP Units	13,212,814	12,840,007	11,667,696
Unvested LTIP Units	389,365	413,538	392,856
Unvested restricted stock awards	27,117	59,973	—
	32,391,022	32,075,244	30,822,278

Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280).” The guidance in ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was adopted during the year ended December 31, 2024. Other than the required incremental disclosures, adoption did not have a material impact on our consolidated financial statements or related disclosures.

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact upon adoption of the new standard on our consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, “Compensation–Stock Compensation (Topic 718).” ASU 2024-01 adds illustrative guidance in ASC 718 and was issued to reduce complexity in determining whether a profits interest award is subject to the guidance in Topic 718, and to reduce existing diversity in practice. ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement under ASC 718, or as a cash bonus or profit-sharing arrangement under ASC 710 or other guidance, and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. The amendment becomes effective for annual periods beginning after December 15, 2024, including interim periods within those annual periods, with early adoption permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interest and similar awards granted or modified on or after the adoption date. Upon adoption, we do not anticipate that this ASU will have a material impact on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Topic 220).” The guidance in ASU 2024-03 was issued to provide investors with more disaggregated information about an entity’s expenses. In January 2025, the FASB issued ASU 2025-01 for the sole purpose of clarifying the effective date of ASU 2024-03. The amendment becomes effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact upon adoption of the new standard on our consolidated financial statements and related disclosures.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2024 and 2023 (in thousands):

Real estate facilities
Balance at December 31, 2022	$1,887,206
Acquisitions	23,697
Impact of foreign exchange rate changes and other	4,342
Improvements and additions	9,501
Balance at December 31, 2023	1,924,746
Acquisitions	180,559
Casualty loss (1)	(6,541)
Impact of foreign exchange rate changes and other	(16,374)
Improvements and additions	8,806
Balance at December 31, 2024	$2,091,196
Accumulated depreciation
Balance at December 31, 2022	$(202,683)
Depreciation expense	(52,620)
Impact of foreign exchange rate changes	(541)
Balance at December 31, 2023	(255,844)
Casualty loss (1)	1,913
Depreciation expense	(53,975)
Impact of foreign exchange rate changes and other	2,774
Balance at December 31, 2024	$(305,132)

(1) Hurricane Helene caused record flooding in late September 2024 in Asheville, North Carolina. One of our 14 wholly-owned properties in this market was severely flooded. As a result of the flooding and related damage, we recorded a net casualty loss related to the flooded property of approximately $4.6 million during the year ended December 31, 2024, to write-off the carrying value. We expect to rebuild and therefore we believe it is probable that we will receive insurance proceeds to offset the casualty loss and we recorded a receivable related to our pending insurance claim amounts as of

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

December 31, 2024. There is no assurance as to when this property will be rebuilt or the performance of this property upon completion or stabilization. The casualty loss was completely offset in our consolidated statements of operations by such expected recovery. Any amount of insurance recovery related to the property damage in excess of the casualty loss incurred is considered a gain contingency, and would be recognized upon final settlement of the claims.

Self Storage Facility Acquisitions

The following table summarizes the purchase price allocation for the real estate related assets acquired during the year ended December 31, 2024 (in thousands):

Acquisition	Acquisition Date	Occupancy Upon Acquisition(1)	Real Estate Assets	Intangibles	Total (2)	2024 Revenue(3)	2024 Net Operating Income(3)(4)
Colorado Springs II	4/10/2024	86%	$9,841	$675	$10,516	$693	$428
Spartanburg	7/16/2024	94%	12,831	401	13,232	519	289
Miami	9/24/2024	96%	30,408	753	31,161	410	228
Nantucket	11/20/2024	91%	9,239	348	9,587	73	56
Aurora V	12/11/2024	85%	14,067	600	14,667	77	35
San Jose	12/19/2024	98%	19,077	539	19,616	53	29
Washington, DC	12/19/2024	88%	17,598	694	18,292	48	26
Ladera Ranch(5)	12/20/2024	94%	67,498	2,532	70,030	158	116
			$180,559	$6,542	$187,101	$2,031	$1,207

(1) Represent the approximate occupancy percentage of the property at the time of acquisition.

(2) The allocation noted above is based on a determination of the relative fair value of the total consideration provided and represents the amount paid including capitalized acquisition costs.

(3) The operating results of the self storage properties acquired have been included in our consolidated statements of operations since their acquisition dates.

(4) Net operating income excludes corporate general and administrative expenses, interest expense, depreciation, amortization and acquisition related expenses.

(5) See Note 5 – Debt, for additional information pertaining to a loan issued in connection with the acquisition of this self storage property.

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

SSGT II Merger

On June 1, 2022, we closed on the SSGT II Merger. On such date, (the “SSGT II Merger Date”), we acquired all of the real estate owned by SSGT II, consisting primarily of (i) 10 wholly-owned self storage facilities, and (ii) SSGT II’s 50% equity interest in three unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada. We issued approximately 11.5 million Class A Shares to the former SSGT II stockholders in connection with the SSGT II Merger.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

Potential Acquisitions

As of March 12, 2025, we, through our wholly-owned subsidiaries were party to a purchase and sale agreement with unaffiliated third parties for the acquisition of three self storage facilities and one parcel of land located in Canada, which had not closed as of December 31, 2024. The total purchase price for these properties was approximately $61.1 million, plus closing costs. There can be no assurance that we will complete these acquisitions. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $2.3 million as a result.

We may assign some or all of the above purchase and sale agreements to one or more of our Managed REITs.

Note 4. Investments in Unconsolidated Real Estate Ventures

Nantucket Joint Venture

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the "Nantucket Joint Venture"). On such date we agreed to purchase a minority ownership in the property of approximately 38%, and immediately funded approximately $4.9 million. Upon completion of development, we expect to serve as property manager of the self storage property. This investment is accounted for pursuant to the equity method of accounting as we have the ability to exercise influence, but not control. As of December 31, 2024, the carrying value of this investment was approximately $6.0 million.

SmartCentres Joint Ventures

As a result of the SST IV Merger on March 17, 2021, we acquired six self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating properties as of December 31, 2024.

As a result of the SSGT II Merger on June 1, 2022, we acquired three self storage real estate joint ventures located in the Greater Toronto Area of Ontario, Canada, all of which were operating as of December 31, 2024.

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

For the years ended December 31, 2024 and 2023, we recorded a net aggregate loss of approximately $1.4 million and $1.6 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the "Canadian JV Properties"):

Canadian JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of December 31, 2024	Carrying Value of Investment as of December 31, 2023
Dupont (1)(6)	October 2019	$3,358	$3,975
East York (2)(6)	June 2020	4,945	5,663
Brampton (2)(6)	November 2020	1,533	1,975
Vaughan (2)(6)	January 2021	2,019	2,297
Oshawa (2)(6)	August 2021	938	1,275
Scarborough (2)(5)	November 2021	1,969	2,343
Aurora (1)(5)	December 2022	1,935	2,481
Kingspoint (2)(5)	March 2023	3,299	3,947
Whitby (4)	January 2024	7,661	7,076
Markham (1)(7)	May 2024	2,470	2,064
Regent (3)	Under Development	2,655	2,736
		$32,782	$35,832
(1)
These joint venture properties were acquired through the SSGT II Merger, which closed on June 1, 2022.
(2)
These joint venture properties were acquired through the SST IV Merger, which closed on March 17, 2021.
(3)
This property was occupied pursuant to a single tenant industrial lease until October 2024. The joint venture plans to develop this property into a self storage facility in the future.
(4)
This property was acquired on January 12, 2023 in connection with a purchase agreement assumed in the SSGT II Merger.
(5)
As of December 31, 2024, these properties were encumbered by first mortgages pursuant to the RBC JV Term Loan II (defined below).
(6)
As of December 31, 2024, these properties were encumbered by first mortgages pursuant to the RBC JV Term Loan (defined below).
(7)
This property is encumbered by a first mortgage pursuant to the SmartCentres Financings (defined below).

As of December 31, 2024, we had ownership interests in the 11 Canadian JV Properties, and one unconsolidated real estate development project in Nantucket, Massachusetts, the Nantucket Joint Venture, collectively (the "JV Properties").

RBC JV Term Loan II

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan (the “RBC JV Term Loan II”) with Royal Bank Canada ("RBC") pursuant to which three of our joint venture subsidiaries that each own 50% of a Canadian JV Property serve as borrowers (the “RBC Borrowers II”). The RBC JV Term Loan II is secured by first mortgages on three of the Canadian JV Properties which were previously encumbered by the SmartCentres Financings. The maturity date of the RBC JV Term Loan II is November 3, 2025, which may be requested to be extended by one additional year at the sole discretion of RBC and subject to certain conditions. Interest on the RBC JV Term Loan is a fixed annual rate of 4.97%, and payments are interest only during the term of the loan.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The net proceeds from the RBC JV Term Loan II, in combination with cash on hand were used to fully repay the allocated loan amounts of approximately $46.4 million CAD or approximately $34.1 million USD under the SmartCentres Financings for each of the three Canadian JV Properties.

As of December 31, 2024, there was approximately $46.0 million CAD or approximately $32.0 million USD outstanding on the RBC JV Term Loan II.

RBC JV Term Loan

On November 3, 2023, five of our joint ventures with SmartCentres closed on a $70 million CAD term loan (the “RBC JV Term Loan”) with RBC pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). The RBC JV Term Loan is secured by first mortgages on five of the Canadian JV Properties which were previously encumbered by the SmartCentres Financings (as defined below). The maturity date of the RBC JV Term Loan is November 2, 2025, which may be requested to be extended by one additional year by the RBC Borrowers, subject to the approval of RBC in its sole and absolute discretion. Interest on the RBC JV Term Loan is a fixed annual rate of 6.21%, and payments are interest only during the term of the loan.

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

The majority of net proceeds from the RBC JV Term Loan were used to fully repay the allocated loan amounts of approximately $68.9 million CAD under the SmartCentres Financings (as defined below) for each of the five Canadian JV Properties.

As of December 31, 2024, $70.0 million CAD or approximately $48.7 million in USD, was outstanding on the RBC JV Term Loan.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The SmartCentres Financings were amended on May 13, 2024, extending the maturity date to May 11, 2026, among other changes. Monthly interest payments initially increase the outstanding principal balance. Upon a Canadian JV Property generating sufficient net cash flow, the SmartCentres Financings provide for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financings may be prepaid without penalty, subject to certain conditions set forth in the MMCA I and MMCA II.

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each Canadian JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of December 31, 2024, the joint ventures were in compliance with all such covenants.

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan with RBC pursuant to which three of our joint venture subsidiaries that each own 50% of a Canadian JV Property serve as borrowers. The RBC JV Term Loan II is secured by first mortgages on three of the Canadian JV Properties which were previously encumbered by the SmartCentres Financings. The net proceeds from such loan were used to fully repay the allocated loan amounts of approximately $46.4 million CAD or approximately $34.1 million USD under the SmartCentres Financings for each of the three Canadian JV Properties.

Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of December 31, 2024, the total interest rate was approximately 6.32%.

As of December 31, 2024, approximately $18.7 million CAD or approximately $13.0 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2023, approximately $57.3 million CAD or approximately $43.3 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the Canadian JV Properties.

Note 5. Debt

Our debt is summarized as follows (in thousands):

Loan	December 31, 2024	December 31, 2023	Interest Rate	Maturity Date
2025 KeyBank Acquisition Facility	$100,200	$—	7.34%	11/19/2025
KeyBank CMBS Loan(1)	89,240	91,042	3.89%	8/1/2026
Ladera Office Loan	3,736	3,833	4.29%	11/1/2026
Credit Facility	614,831	—	6.44%	2/22/2027
2027 NBC Loan (6) (7)	51,425	—	5.82%	3/7/2027
KeyBank Florida CMBS Loan(2)	49,915	50,751	4.65%	5/1/2027
2027 Ladera Ranch Loan	42,000	—	5.00%	12/5/2027
2028 Canadian Term Loan (6) (8)	76,527	82,973	6.41%	12/1/2028
CMBS Loan(3)	104,000	104,000	5.00%	2/1/2029
SST IV CMBS Loan (4)	40,500	40,500	3.56%	2/1/2030
2032 Private Placement Notes (5)	150,000	150,000	5.28%	4/19/2032
Former Credit Facility Term Loan	—	250,000
Former Credit Facility Revolver	—	318,688
Discount on secured debt, net	(1,570)	(80)
Debt issuance costs, net	(3,369)	(4,306)
Total debt	$1,317,435	$1,087,401

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(1)
This fixed rate loan encumbers 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II) with monthly interest only payments until September 2021, at which time both interest and principal payments became due monthly. The separate assets of these encumbered properties are not available to pay our other debts, and we serve as a non-recourse guarantor under this loan.
(2)
This fixed rate loan encumbers five properties (Pompano Beach, Lake Worth, Jupiter, Royal Palm Beach, and Delray) with monthly interest only payments until June 2022, at which time both interest and principal payments became due monthly. The separate assets of these encumbered properties are not available to pay our other debts.

Subsequent to December 31, 2024, on February 4, 2025, we completed a series of transactions whereby we (i) defeased this loan (the “Defeasance”), (ii) exercised the accordion rights under the Credit Facility to increase commitments by $50 million to a total of $700 million and simultaneously drew approximately $51 million, and (iii) in connection with the completion of the Defeasance, executed joinders to add the five properties previously encumbered by the KeyBank Florida CMBS Loan onto the Credit Facility.

(3)
This fixed rate, interest only loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, and Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts, and we serve as a non-recourse guarantor under this loan.
(4)
On March 17, 2021, in connection with the SST IV Merger, we assumed a $40.5 million fixed rate CMBS financing with KeyBank as the initial lender pursuant to a mortgage loan (the “SST IV CMBS Loan”). This fixed rate loan encumbers seven properties owned by us (Jensen Beach, Texas City, Riverside, Las Vegas IV, Puyallup, Las Vegas V, and Plant City). The separate assets of these encumbered properties are not available to pay our other debts, and we serve as a non-recourse guarantor under this loan. The loan has a maturity date of February 1, 2030. Monthly payments due under the loan agreement (the “SST IV CMBS Loan Agreement”) are interest only, with the full principal amount becoming due and payable on the maturity date.
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

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of December 31, 2024, was approximately 5.9%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of December 31, 2024, we were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

2027 Ladera Ranch Loan

On December 20, 2024, in connection with our acquisition of the Ladera Ranch Property from Extra Space Storage, we, through a wholly-owned subsidiary, entered into a loan with Extra Space Storage LP, as lender, with a loan amount of $42.0 million (the "2027 Ladera Ranch Loan"). The loan is interest only with a fixed rate of 5.0% per annum, has a maturity date of December 5, 2027, and is secured by the Ladera Ranch Property. An origination fee of 3% or approximately $1.3 million was paid at closing. We also provided a non-recourse guaranty to Extra Space Storage LP in connection with this loan.

See Note 6 – Preferred Equity, for additional information regarding our other pre-existing relationship with this seller/lender.

2025 KeyBank Acquisition Facility

On November 19, 2024, we entered into a credit agreement with KeyBank with a maximum total commitment of $175 million (the "2025 KeyBank Acquisition Facility"). Upon the closing of the 2025 KeyBank Acquisition Facility, we immediately borrowed approximately $15 million, which was used to fund the acquisition of a self storage facility. In December 2024, we borrowed an additional approximately $85.2 million, which was used to fund the acquisition of three self storage facilities.

Subsequent to December 31, 2024, in January of 2025, we borrowed an additional approximately $74.8 million, which was used to fund the acquisition of two self storage facilities. As such, the maximum commitment of $175 million was borrowed, and no further draws could be made in connection with the credit agreement.

The maturity date of the 2025 KeyBank Acquisition Facility is November 19, 2025, and includes a six-month extension option, subject to the payment of an extension fee of 0.20% on the aggregate amount of the then-outstanding commitments for such extension, and it may be prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

Amounts borrowed under the 2025 KeyBank Acquisition Facility bear interest based on the type of borrowing (either Base Rate Loans, Daily Simple SOFR Loans, or Term SOFR Loans, each as defined in the 2025 KeyBank Acquisition Facility). Base Rate Loans bear interest at the lesser of (x) the Base Rate (as defined in the 2025 KeyBank Acquisition Facility) plus the applicable rate, or (y) the maximum rate. Daily Simple SOFR Loans bear interest at the lesser of (a) Adjusted Daily Simple SOFR (as defined in the 2025 KeyBank Acquisition Facility) plus the applicable rate, or (b) the maximum rate. Term SOFR Loans bear interest at the lesser of (a) Term SOFR (as defined in the 2025 KeyBank Acquisition Facility) for the interest period in effect plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate is (i) prior to the extension period, if any (A) 275 basis points for Daily Simple SOFR Loans and Term SOFR Loans and (B) 175 basis points for Base Rate Loans, and (ii) after the extension period, if any (A) 325 basis points for Daily Simple SOFR Loans and Term SOFR Loans and (B) 225 basis points for Base Rate Loans. The initial advance under the 2025 KeyBank Acquisition Facility was a Daily Simple SOFR Loan that bears interest at 275 basis points over Adjusted Daily Simple SOFR.

The 2025 KeyBank Acquisition Facility is fully recourse, jointly and severally, to us, the borrower, and certain of our subsidiaries (each, a “Subsidiary Guarantor”). In connection with the 2025 KeyBank Acquisition Facility, each of the Company and any Subsidiary Guarantor executed a guaranty in favor of the Lenders. It is an event of default under the 2025 KeyBank Acquisition Facility if (a) there is a payment default by us, the borrower or any Subsidiary Guarantor under any recourse debt for borrowed money, or (b) there is a payment default by us or any of our subsidiaries under any non-recourse debt of at least $75 million.

The 2025 KeyBank Acquisition Facility is initially secured by: (i) a pledge of equity interests in each Subsidiary Guarantor and (ii) a pledge of all net proceeds from any capital event of us or our subsidiaries, which includes equity issuances, sales of properties and refinancing of indebtedness.

The 2025 KeyBank Acquisition Facility contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. The financial covenants imposed on us are the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

same as the financial covenants imposed by our amended and restated revolving credit facility with KeyBank and certain other lenders party thereto, dated February 22, 2024. The negative covenants include, among other things, a restriction on our ability to obtain additional recourse financing in the future with limited exceptions. If an event of default occurs and continues, we are subject to certain actions by the administrative agent, including, without limitation, the acceleration of repayment of all amounts outstanding under the 2025 KeyBank Acquisition Facility.

2025 KeyBank Bridge Loan

On July 31, 2024, we entered into a bridge loan with KeyBank for up to $45.0 million (the “2025 KeyBank Bridge Loan”) which was originally otherwise due on July 31, 2025. At closing, we drew $20.0 million.

The 2025 KeyBank Bridge Loan was completed in connection with SSGT III's acquisition of two self storage facilities on July 31, 2024, whereby our Operating Partnership provided a similar bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s closing on such properties. An indirect wholly-owned subsidiary of SSGT III is sponsoring a private offering of beneficial interests in a Delaware statutory trust ("DST") relating to the two properties. We, through a newly formed subsidiary of SmartStop REIT Advisors, LLC ("SRA"), serve as property manager of both of these properties.

The 2025 KeyBank Bridge Loan incurred interest based on adjusted daily simple SOFR plus 275 basis points. The SSGT III Bridge Loan incurred interest based on adjusted daily simple SOFR plus 300 basis points. The SSGT III Bridge Loan was secured by an indirect pledge of equity in the entity sponsoring the private DST offering relating to the two properties mentioned above, as well as a full guaranty by SSGT III OP. As such sponsor entity sold such DST interests, it was required to utilize such net proceeds to pay down the SSGT III Bridge Loan and we were similarly required to use such net proceeds to pay down the 2025 KeyBank Bridge Loan.

As of December 31, 2024, we had fully repaid the 2025 KeyBank Bridge Loan, and no longer had the ability to draw additional funds pursuant to this loan.

As of December 31, 2024, the SSGT III Bridge Loan had a remaining amount due of approximately $2.9 million, such loan was repaid in full in January 2025.

Credit Facility

On February 22, 2024, we through our Operating Partnership (the “Borrower”), entered into an amended and restated revolving credit facility with KeyBank, National Association, as administrative agent and collateral agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto, (the "Credit Facility"). The Credit Facility replaced the Former Credit Facility (defined below) the Company entered into on March 17, 2021, and has a maturity date of February 22, 2027.

As of December 31, 2024, the aggregate commitment of the Credit Facility is $650 million. The Borrower may increase the commitment amount available under the Credit Facility by an additional $850 million, for a total potential maximum aggregate amount of $1.5 billion, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the Credit Facility. Borrowings under the Credit Facility may be in either USD or CAD. Upon the closing of the Credit Facility, we immediately drew down an aggregate amount of $576 million, which was used primarily to pay off the amounts outstanding under the Former Credit Facility.

The maturity date of the Credit Facility is February 22, 2027, subject to a one-year extension option, subject to the payment of an extension fee of 0.20% on the aggregate amount of the then-outstanding revolving commitments for such extension, and it may be prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

Amounts borrowed under the Credit Facility bear interest based on the type of borrowing (either Base Rate Loans, Daily Simple SOFR Loans, Term SOFR Loans or CORRA Loans, each as defined in the Credit Facility). Base Rate Loans bear interest at the lesser of (x) the Base Rate (as defined in the Credit Facility) plus the applicable rate, or (y) the maximum rate. Daily Simple SOFR Loans bear interest at the lesser of (a) Adjusted Daily Simple SOFR (as defined in the Credit

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

Facility) plus the applicable rate, or (b) the maximum rate. Term SOFR Loans bear interest at the lesser of (a) Term SOFR (as defined in the Credit Facility) for the interest period in effect plus the applicable rate, or (b) the maximum rate. CORRA Loans bear interest at the lesser of (a) Adjusted Daily Simple CORRA (as defined in the Credit Facility) plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate varies between (i) prior to a Security Interest Termination Event (defined below), 165 basis points to 230 basis points for Daily Simple SOFR Loans, Term SOFR Loans and CORRA Loans and between 65 basis points and 130 basis points for Base Rate Loans, in each case of this clause (i), depending on the consolidated leverage ratio of the Company and (ii) following a Security Interest Termination Event, 140 basis points to 225 basis points for Daily Simple SOFR Loans, Term SOFR Loans and CORRA Loans and between 40 basis points and 125 basis points for Base Rate Loans, in each case of this clause (ii), depending on the consolidated capitalization rate leverage ratio of the Company. Initial advances under the Credit Facility are Daily Simple SOFR Loans that bear interest at 175 basis points over Adjusted Daily Simple SOFR. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event has occurred.

As of December 31, 2024, borrowings under the Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the Credit Facility incurs interest is subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the Credit Facility, with the highest tier limited to a maximum leverage of 60% and a maximum spread of 230 basis points on the Credit Facility. During the three months ended December 31, 2024, our consolidated leverage ratio was within the second leverage tier, and this loan incurred interest at daily simple SOFR plus a spread of 1.85% and the SOFR Index Adjustment of 0.10%.

The Credit Facility is fully recourse, jointly and severally, to us, the Borrower, and certain of our subsidiaries (the “Subsidiary Guarantors”). In connection with the Credit Facility, we, the Borrower and the Subsidiary Guarantors executed guarantees in favor of the lenders. It is an event of default under the Credit Facility if (a) there is a payment default by us, the Borrower or any Subsidiary Guarantor under any recourse debt for borrowed money, (b) there is a payment default by us or any of its subsidiaries under any non-recourse debt of at least $75 million or (c) prior to a Security Interest Termination Event, an event of default occurs under the 2032 Private Placement Notes.

The Credit Facility is currently secured by a pledge of equity interests in the Subsidiary Guarantors. However, upon the achievement of certain security interest termination conditions, the pledges shall be released and the Credit Facility shall become unsecured (the “Security Interest Termination Event”). The Security Interest Termination Event occurs at the Borrower’s election, once the Borrower satisfies all of the following security interest termination conditions: (i) a fixed charge coverage ratio of no less than 1.50:1.00; (ii) an unsecured interest coverage ratio of not less than 2.00:1.00; (iii) a consolidated capitalization rate leverage ratio of not greater than 60%; and (iv) a secured debt ratio of no greater than 40%. Following the occurrence of the Security Interest Termination Event, certain terms and conditions of the Credit Facility are modified, including, but not limited to: (i) in certain circumstances, a reduction in the applicable rate under the Credit Facility, (ii) the modification or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of us, Borrower or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the Credit Facility. The outstanding 2032 Private Placement Notes previously issued by us remain pari passu with the Credit Facility.

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

Subsequent to the initial draw on the Credit Facility, during the year ended December 31, 2024, we borrowed an additional approximately $94.0 million in order to fund our acquisitions of the Colorado Springs II, Spartanburg and Miami Properties, to lend to the Managed REITs, and to fund other general corporate activities.

During the year ended December 31, 2024, the Colorado Springs II Property, Spartanburg Property, Miami Property, and San Gabriel Property were added to the borrowing base of the Credit Facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

As of December 31, 2024, 93 of our wholly-owned properties were encumbered by the Credit Facility, and we had borrowed approximately $615 million of the $650 million maximum potential current commitment of the Credit Facility. The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation. As of December 31, 2024, based on the aforementioned and other borrowing base calculations, we had the ability to draw up to an additional approximately $7.3 million on the current capacity of the revolver.

Subsequent to December 31, 2024, on February 4, 2025, in connection with the completion of the Defeasance of the KeyBank Florida CMBS Loan, we exercised the accordion rights under the Credit Facility and were able to successfully increase commitments by $50 million to a total of $700 million and simultaneously drew approximately $51 million. Furthermore, in connection with the completion of the Defeasance, we executed joinders to add the five properties previously encumbered by the KeyBank Florida CMBS Loan onto the Credit Facility, and to remove one property in Asheville, North Carolina that was severely damaged by Hurricane Helene.

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

Previously, four of the Secured NBC Properties were included in the borrowing base of the Credit Facility, and the other property was unencumbered. The net proceeds from the 2027 NBC Loan were used to pay down the Credit Facility by approximately $55.1 million USD, and accordingly, the respective four properties were released as collateral from the Credit Facility.

The 2027 NBC Loan has a maturity date of March 7, 2027, which may be extended for additional one-year periods in the discretion of the lenders. The 2027 NBC Loan carries a variable interest rate based on either the Canadian Overnight Repo Rate Average (“CORRA”) or the Canadian Prime Rate. As of December 31, 2024, borrowings under the 2027 NBC Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%.

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

December 31, 2024, 2023 and 2022

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

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that were substantially similar to the previously existing Former Credit Facility (defined below). The 2032 Private Placement Notes were issued on a pari passu basis with the Former Credit Facility, and are pari passu with the Credit Facility. As such, the Company and the Subsidiary Guarantors fully and unconditionally guarantee the Operating Partnership’s obligations under the 2032 Private Placement Notes. The 2032 Private Placement Notes were initially secured by a pledge of equity interests in the Subsidiary Guarantors on similar terms as the Former Credit Facility.

On April 26, 2024, we amended the Note Purchase Agreement dated April 19, 2022 (the “NPA Amendment”). The primary purpose of the NPA Amendment was to make certain conforming changes between the Note Purchase Agreement and our recently amended and restated revolving credit facility, the Credit Facility. In particular, the NPA Amendment conformed certain of the definitions related to the financial tests that we are required to maintain, as well as certain of the property pool covenants we are required to satisfy, in the Note Purchase Agreement during the term thereof to those in the Credit Facility.

Former Credit Facility

On March 17, 2021, we, through our Operating Partnership (the “Borrower”), entered into a credit facility with KeyBank, National Association, as administrative agent, KeyBanc Capital Markets, Inc., Wells Fargo Securities, Citibank, N.A., and BMO Capital Markets, Corp., as joint book runners and joint lead arrangers, and certain other lenders party thereto (the “Former Credit Facility”).

The initial aggregate amount of the Former Credit Facility was $500 million, which consisted of a $250 million revolving credit facility (the “Former Credit Facility Revolver”) and a $250 million term loan (the “Former Credit Facility Term Loan”).

On October 7, 2021, the Borrower and lenders who were party to the Former Credit Facility amended the Former Credit Facility to increase the commitment on the Former Credit Facility by $200 million. In connection with the increased commitment, additional lenders were added to the Former Credit Facility. As a result of this amendment, the aggregate commitment on the Former Credit Facility was $700 million.

The Former Credit Facility was repaid in full on February 22, 2024 in connection with the establishment of the Credit Facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The following table presents the future principal payments required on outstanding debt as of December 31, 2024 (in thousands):

2025	$104,084
2026	94,189
2027	755,845
2028	73,756
2029	104,000
2030 and thereafter	190,500
Total payments	1,322,374
Discount on secured debt	(1,570)
Debt issuance costs, net	(3,369)
Total	$1,317,435

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

December 31, 2024, 2023 and 2022

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

As of December 31, 2024, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.4 million, which consists of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.4 million of accumulated and unpaid distributions.

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

December 31, 2024, 2023 and 2022

maturing on March 7, 2027. The amortization of this swap corresponds with the amortizing principal payments on the related loan.

On May 1, 2024, to hedge our exposure to potentially rising interest rates, we entered into three SOFR interest rate caps for a total of approximately $8.2 million, which hedge approximately $400 million of notional exposure. We initially deferred payment for these SOFR interest rate caps, and are recording these interest rate caps net of the remaining amount of such deferred payment liability on our balance sheet.

On December 30, 2024, we entered into a SOFR interest rate cap, which caps SOFR at 1.25% until maturity on July 1, 2025 for a notional amount of $100.2 million. The total cost for this interest rate cap was approximately $1.5 million, which was due and paid on January 2, 2025.

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

For derivatives designated as net investment hedges for GAAP purposes, the changes in the fair value of the derivatives are reported in AOCI. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. The change in the value of the designated portion of our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss) in the related period.

The change in the value of the portion of our settled and unsettled foreign currency forwards that are not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a gain of approximately $5.0 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

On November 16, 2023, we entered into a $30.0 million CAD currency forward with a maturity date of January 16, 2024, and a strike rate of 1.3782. On January 16, 2024 we rolled this hedge without any cash settlement, effectively extending the maturity date to February 16, 2024 at a strike rate of 1.3781. Additionally, on February 14, 2024 we further rolled this hedge without any cash settlement at a strike rate of 1.3781. This hedge ultimately matured on March 7, 2024 whereby we owed and paid approximately $0.5 million at settlement.

On April 12, 2024 we entered into a foreign currency hedge with a notional amount of $136.5 million CAD at a strike rate of 1.3648, which matures on April 11, 2025.

On December 30, 2024, in an effort to hedge the cash generated at our Canadian properties, we entered into four new foreign currency forwards; (i) one such hedge has a notional amount of $2.8 million CAD at a strike rate of 1.4412, and matured on February 27, 2025, (ii) the second hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4363, maturing on May 27, 2025, (iii) the third hedge has a notional amount of $3.5 million CAD at a strike rate of 1.4312, maturing on August 27, 2025, (iv) the fourth hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4261, maturing on November 28, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The following table summarizes the terms of our derivative financial instruments as of December 31, 2024 (in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap (1)	$100,000	1.50%	May 1, 2024	May 1, 2025
SOFR Cap (1)	$100,000	2.00%	July 1, 2024	July 1, 2025
SOFR Cap	$100,200	1.25%	December 30, 2024	July 1, 2025
SOFR Cap	$100,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap (2)	$200,000	5.50%	December 2, 2024	December 1, 2026
CORRA Swap (3)	$73,918	3.93%	March 7, 2024	March 7, 2027
Foreign Currency Forwards:
CAD Forward (3)	$2,800	1.4412	December 30, 2024	February 27, 2025
CAD Forward (3)	$136,746	1.3648	April 12, 2024	April 11, 2025
CAD Forward (3)	$3,300	1.4363	December 30, 2024	May 27, 2025
CAD Forward (3)	$3,500	1.4312	December 30, 2024	August 27, 2025
CAD Forward (3)	$3,300	1.4261	December 30, 2024	November 28, 2025

(1)
We deferred payment on this SOFR cap until its maturity.
(2)
We deferred payment on this SOFR cap until January 2, 2025, at which point, monthly payments became due on the first of each month until the date of its maturity.
(3)
Notional amounts shown are denominated in CAD.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2023 (in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap	$125,000	2.00%	June 1, 2022	June 28, 2024
SOFR Cap	$100,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000	4.75%	December 1, 2022	December 2, 2024
SOFR Cap	$100,000	4.75%	December 1, 2022	December 1, 2025
Foreign Currency Forwards:
CAD Forward(1)	$30,000	1.3782	November 16, 2023	January 16, 2024
CAD Forward(1)	$132,350	1.3273	July 5, 2023	April 12, 2024

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(1) Notional amounts shown are denominated in CAD.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	December 31, 2024		December 31, 2023
Interest Rate Derivatives
Other assets	$1,523		$3,485
Accounts payable and accrued liabilities(1)	$6,591	(1)	$—
Foreign Currency Hedges
Other assets	$4,667		$—
Accounts payable and accrued liabilities	$39		$985

(1) Included herein is approximately $8.2 million in deferred payments on certain of our SOFR interest rate caps, as well as the fair value of the related SOFR interest rate cap, along with the fair value of our CORRA swap.

The following tables present the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented (in thousands):

	Gain (loss) recognized in OCI for the year ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the year ended December 31,
Type	2024	2023		2024	2023	2022
Interest Rate Swaps	$(1,011)	$—	Interest expense	$247	$51	$(305)
Interest Rate Caps	294	410	Interest expense	1,642	3,953	(140)
CAD Foreign Currency Forwards	3,617	(1,066)	N/A	—	—	—
	$2,900	$(656)		$1,889	$4,004	$(445)

Based on the forward rates in effect as of December 31, 2024, we estimate that approximately $0.9 million related to our qualifying cash flow hedges will be reclassified to increase interest expense during the next 12 months.

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

The domestic and international components of income (loss) before income taxes are presented for the years ended December 31, 2024, 2023, and 2022 (in thousands):

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

	For the year ended
	2024	2023	2022
Domestic	$(3,917)	$6,993	$20,546
Foreign	(486)	2,058	568
Income (loss) before income taxes	$(4,403)	$9,051	$21,114

The following is a summary of our income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the year ended December 31, 2024
	Federal	State	Canadian	Total
Current	$18	$41	$580	$639
Deferred	258	4	583	845
Total	$276	$45	$1,163	$1,484

	For the year ended December 31, 2023
	Federal	State	Canadian	Total
Current	$191	$33	$480	$704
Deferred	(10)	(2)	(3,288)	(3,300)
Total	$181	$31	$(2,808)	$(2,596)

	For the year ended December 31, 2022
	Federal	State	Canadian	Total
Current	$171	$27	$321	$519
Deferred	(499)	(76)	(499)	(1,074)
Total	$(328)	$(49)	$(178)	$(555)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31, 2024	Rate
Expected tax (benefit) at statutory rate	$(925)	21.0%
Non-taxable REIT (income) loss	1,134	-25.7%
State and local income tax expense - net of federal benefit	36	-0.8%
Foreign income taxed at different rates	(12)	0.3%
Change in valuation allowance	1,223	-27.8%
Other	28	-0.7%
Total income tax expense (benefit)	$1,484	-33.7%

	Year Ended December 31, 2023	Rate
Expected tax at statutory rate	$1,901	21.0%
Non-taxable REIT (income) loss	(1,243)	-13.7%
State and local income tax expense - net of federal benefit	25	0.3%
Foreign income taxed at different rates	131	1.5%
Change in valuation allowance	(3,410)	-37.7%
Total income tax expense (benefit)	$(2,596)	-28.7%

	Year Ended December 31, 2022	Rate
Expected tax at statutory rate	$4,434	21.0%
Non-taxable REIT (income) loss	(4,611)	-21.8%
State and local income tax expense - net of federal benefit	(39)	-0.2%
Foreign income taxed at different rates	48	0.2%
Change in valuation allowance	(417)	-2.0%
Other	30	0.1%
Total income tax expense (benefit)	$(555)	-2.6%

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Intangible contract assets	$(6)	$(18)
Canadian real estate	(9,163)	(9,887)
Total deferred tax liability	(9,169)	(9,905)

Deferred tax assets:
Other	1,687	1,267
Canadian real estate and non-capital losses	7,729	7,561
Total deferred tax assets	9,416	8,828

Valuation allowance	(1,891)	(667)

Net deferred tax liabilities	$(1,644)	$(1,744)

The Canadian non-capital losses expire between 2032 and 2044. As of December 31, 2024 and December 31, 2023, the Company had Canadian non-capital loss carry forwards of approximately $20.8 million and $24.9 million, respectively. As of December 31, 2024 and 2023, we had a valuation allowance of approximately $1.9 million and $0.7 million, respectively,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

related to non-capital loss carry-forwards, non deductible interest expense carry-forwards, and basis differences at certain of our Canadian properties.

As of December 31, 2024 and 2023, we had no interest or penalties related to uncertain tax positions. The tax years 2020-2023 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 9. Segment Disclosures

We operate in two reportable business segments: (i) self storage operations and (ii) our Managed REIT Platform business. Our self storage operations consist of our wholly-owned self storage facilities, primarily consisting of month-to-month rental revenue and related ancillary revenue that these self storage facilities produce. Our Managed REIT Platform business consists of the various management services we perform for the Managed REITs, including the services performed related to our property management, asset management, and construction and development management contracts. The reportable segments offer different products and services to different customers and are therefore managed separately.

The chief operating decision maker (“CODM”) is our chief executive officer. Our CODM and other management regularly evaluate performance based upon segment operating income (“SOI”). For our self storage operations, SOI is defined as leasing and related revenues, less property level operating expenses. SOI for the Company’s Managed REIT Platform business represents Managed REIT Platform revenues less Managed REIT Platform expenses. Our CODM uses SOI when making decisions about allocating capital and personnel to the various segments. Property operating expenses represents a significant segment expense for purposes of evaluating performance of our self storage operations. Managed REIT Platform expense represents a significant segment expense for purposes of evaluating performance of the Company's Managed REIT Platform. Such income statement amounts are reflected below in the calculation of SOI. On a quarterly basis, our CODM considers budget-to-actual and period-to-period variances when evaluating company and segment performance in addition to other interim reviews.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Year Ended December 31, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$209,579	$—	$—	$209,579
Ancillary operating revenue	9,397	—	—	9,397
Managed REIT Platform revenue	—	11,383	—	11,383
Reimbursable costs from Managed REITs	—	6,647	—	6,647
Total revenues	218,976	18,030	—	237,006
Operating expenses:
Property operating expenses
Property taxes	21,070	—	—	21,070
Payroll	16,731	—	—	16,731
Advertising	5,664	—	—	5,664
Repairs & Maintenance	5,483	—	—	5,483
Utilities	5,090	—	—	5,090
Property Insurance	5,407	—	—	5,407
Administrative and professional	11,239	—	—	11,239
Total property operating expenses	70,684	—	—	70,684
Managed REIT Platform expense	—	3,982	—	3,982
Reimbursable costs from Managed REITs	—	6,647	—	6,647
Segment operating income	148,292	7,401	—	155,693
Other operating expenses:
General and administrative	—	—	29,948	29,948
Depreciation	54,218	—	957	55,175
Intangible amortization expense	810	125	—	935
Acquisition expenses	413	—	—	413
Total other operating expenses	55,441	125	30,905	86,471
Income (loss) from operations	92,851	7,276	(30,905)	69,222
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(1,380)	(1,380)
Equity in earnings (losses) from investments in Managed REITs	—	(1,414)	—	(1,414)
Other, net	(1,204)	—	(78)	(1,282)
Interest income	942	2,305	—	3,247
Interest expense	(71,868)	(292)	(165)	(72,325)
Loss on debt extinguishment	(471)	—	—	(471)
Income tax (expense) benefit	(1,175)	(265)	(44)	(1,484)
Net income (loss)	$19,075	$7,610	$(32,572)	$(5,887)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

	Year Ended December 31, 2023
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$206,494	$—	$—	$206,494
Ancillary operating revenue	8,827	—	—	8,827
Managed REIT Platform revenue	—	11,906	—	11,906
Reimbursable costs from Managed REITs	—	5,765	—	5,765
Total revenues	215,321	17,671	—	232,992
Operating expenses:
Property operating expenses
Property taxes	19,940	—	—	19,940
Payroll	15,775	—	—	15,775
Advertising	5,145	—	—	5,145
Repairs & Maintenance	4,749	—	—	4,749
Utilities	5,070	—	—	5,070
Property Insurance	4,297	—	—	4,297
Administrative and professional	10,387	—	—	10,387
Total property operating expenses	65,363	—	—	65,363
Managed REIT Platform expense	—	3,365	—	3,365
Reimbursable costs from Managed REITs	—	5,764	—	5,764
Segment operating income	149,958	8,542	—	158,500
Other operating expenses:
General and administrative	—	—	27,452	27,452
Depreciation	52,754	—	882	53,636
Intangible amortization expense	6,398	196	—	6,594
Acquisition expenses	193	—	—	193
Total other operating expenses	59,345	196	28,334	87,875
Income (loss) from operations	90,613	8,346	(28,334)	70,625
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(1,625)	(1,625)
Equity in earnings (losses) from investments in Managed REITs	—	(1,273)	—	(1,273)
Other, net	(149)	367	(449)	(231)
Interest income	367	2,993	—	3,360
Interest expense	(61,636)	—	(169)	(61,805)
Income tax (expense) benefit	2,401	(197)	392	2,596
Net income (loss)	$31,596	$10,236	$(30,185)	$11,647

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

	Year Ended December 31, 2022
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$191,750	$—	$—	$191,750
Ancillary operating revenue	8,446	—	—	8,446
Managed REIT Platform revenue	—	7,819	—	7,819
Reimbursable costs from Managed REITs	—	4,628	—	4,628
Total revenues	200,196	12,447	—	212,643
Operating expenses:
Property operating expenses
Property taxes	17,627	—	—	17,627
Payroll	13,997	—	—	13,997
Advertising	4,755	—	—	4,755
Repairs & Maintenance	4,658	—	—	4,658
Utilities	4,922	—	—	4,922
Property Insurance	3,020	—	—	3,020
Administrative and professional	9,458	—	—	9,458
Total property operating expenses	58,437	—	—	58,437
Managed REIT Platform expense	—	2,485	—	2,485
Reimbursable costs from Managed REITs	—	4,628	—	4,628
Segment operating income	141,759	5,334	—	147,093
Other operating expenses:
General and administrative	—	—	28,254	28,254
Depreciation	48,504	—	914	49,418
Intangible amortization expense	14,728	473	—	15,201
Acquisition expenses	888	—	—	888
Contingent earnout adjustment	—	1,514	—	1,514
Write-off of equity interest and preexisting relationships in SST IV upon acquisition of control	—	2,050	—	2,050
Total other operating expenses	64,120	4,037	29,168	97,325
Gain on equity interests upon acquisition	—	16,101	—	16,101
Income (loss) from operations	77,639	17,398	(29,168)	65,869
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(760)	(760)
Equity in earnings (losses) from investments in Managed REITs	—	(930)	—	(930)
Other, net	(220)	(681)	(97)	(998)
Interest income	10	1,767	61	1,838
Interest expense	(41,339)	—	(173)	(41,512)
Loss on debt extinguishment	(2,393)	—	—	(2,393)
Income tax (expense) benefit	36	563	(44)	555
Net income (loss)	$33,733	$18,117	$(30,181)	$21,669

The following table summarizes our total assets by segment (in thousands):

Segments	December 31, 2024	December 31, 2023
Self Storage(1)	$1,915,303	$1,798,510
Managed REIT Platform(2)	63,700	41,761
Corporate and Other	63,064	55,370
Total assets(3)	$2,042,067	$1,895,641

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

(1) Included in the assets of the Self Storage segment as of December 31, 2024 and 2023 were approximately $52.2 million of goodwill. Additionally, as of December 31, 2024 and 2023 there were no accumulated impairment charges to goodwill within the Self Storage segment.

(2) Included in the assets of the Managed REIT Platform segment as of December 31, 2024 and 2023, was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the year ended December 31, 2020.

(3) Other than our investments in and advances to Managed REITs and investments in JV properties, substantially all of our investments in real estate facilities and intangible assets as well as our capital expenditures for the years ended and as of December 31, 2024 and 2023, respectively, were associated with our self storage platform. Please see Note 3 – Real Estate of the Notes to the Consolidated Financial Statements for additional detail.

As of December 31, 2024 and 2023, approximately $155 million and $174 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the years ended December 31, 2024, 2023, and 2022, approximately $22.6 million, $22.1 million, and $21.5 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of December 31, 2024 and 2023, approximately $32.8 million and $35.8 million, respectively, of our assets in the Corporate and Other segment table above relate to our Canadian JV Properties which operate in Canada. For the years ended December 31, 2024, 2023, and 2022, approximately $1.4 million, $1.6 million, and $0.8 million of losses, respectively, relate to these Canadian JV Properties' operations in Canada.

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

Former Transfer Agent Agreement

SAM owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our former transfer agent (“Former Transfer Agent”), which is a registered transfer agent with the SEC. Pursuant to our transfer agent agreement, our

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

Former Transfer Agent provided transfer agent and registrar services to us. These services were substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholder.

Fees paid to our Former Transfer Agent included a fixed quarterly fee, one-time account setup fees, monthly open account fees and fees for investor inquiries. In addition, we reimbursed our Former Transfer Agent for all reasonable expenses or other charges incurred by it in connection with the provision of its services to us, and we paid our Former Transfer Agent fees for any additional services that we requested from time to time, in accordance with its rates then in effect.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2024 and 2023, as well as any related amounts payable as of December 31, 2024 and 2023 (in thousands).

	Year Ended December 31, 2023			Year Ended December 31, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$1,479	$1,473	$75	$661	$715	$21
Other
Other	—	—	341	—	—	341
Total	$1,479	$1,473	$416	$661	$715	$362

Advisory Agreement Fees

Our indirect subsidiaries, the SSGT II Advisor, SST VI Advisor, and the SSGT III Advisor are or were entitled to receive various fees and expense reimbursements under the terms of the SSGT II, SST VI, and SSGT III advisory agreements.

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

December 31, 2024, 2023 and 2022

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

Separately, we through one of our subsidiaries agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class Z shares sold in its public offering. For the years ended December 31, 2024 and 2023, we had incurred approximately $44,000 and $5,000, respectively, to SST VI's dealer manager associated with the Class Z shares sold in its public offering.

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

December 31, 2024, 2023 and 2022

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

In connection with the Self Administration Transaction, we previously recorded a deferred tax liability, which was the result of the difference between the GAAP carrying value of the SSGT II property management contract and the carrying value for tax purposes. As we reduced the GAAP carrying value of such intangible asset, we adjusted the value of our deferred tax liability on a pro-rata basis, reducing the deferred tax liability by approximately $0.2 million during the year December 31, 2022 related to the SSGT II Merger and the related aforementioned write-offs, and recorded such benefits within the income tax (expense) benefit line-item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Managed REIT Platform Revenues	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Asset Management Fees:
SST VI	$4,254	$3,420	$1,348
SSGT III	1,406	1,017	146
SSGT II(1)	—	—	798
Total Asset Management Fees	5,660	4,437	2,292
Property Management Fees:
SST VI	1,698	1,243	551
SSGT III	617	358	62
JV Properties	959	738	433
SSGT II(1)	—	—	408
Total Property Management Fees	3,274	2,339	1,454
Tenant Protection Program Fees:
SST VI	1,205	842	397
SSGT III	427	186	8
JV Properties	371	271	187
SSGT II(1)	—	—	250
Total Tenant Protection Program Fees	2,003	1,299	842
Acquisition Fees:
SST VI	34	2,470	1,846
SSGT III	293	837	846
Total Acquisition Fees	327	3,307	2,692
Other Managed REIT Fees(2)	963	558	539
Managed REIT Platform Fees	12,227	11,940	7,819
Sponsor funding reduction (3)	(844)	(34)	—
Total Managed REIT Platform Revenues	$11,383	$11,906	$7,819

(1)
On June 1, 2022, we acquired SSGT II and no longer earn such fees. Additionally, the Tenant Protection Program revenue for SSGT II is now included in ancillary operating revenue in our consolidated statements of operations.
(2)
Such revenue primarily includes other property management related fees, construction management fees, development fees, and other miscellaneous revenues.
(3)
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

In order to protect our interest in receiving these revenues in light of the fact that the Managed REITs control the properties, we and the Managed REITs transferred our respective rights in such arrangements to a joint venture entity owned 99.9% by us through a TRS subsidiary and 0.1% by the Managed REIT. Under the terms of the operating agreements of the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

joint venture entities, we receive 99.9% of the net revenues generated from such Tenant Protection Programs and the Managed REIT receives the other 0.1% of such net revenues. Subsequent to the SSGT II Merger, the SST IV and SSGT II Tenant Protection Programs joint ventures are wholly-owned by us and such revenue is generated at our now wholly-owned self storage properties and is recorded within ancillary operating revenue in our consolidated statements of operations.

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

As of December 31, 2024 and 2023, we had receivables due from the Managed REITs totaling approximately $16.7 million, and $6.5 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the years ended December 31, 2024 and 2023, we recorded a loss related to our equity interest, excluding our preferred investment discussed below, in SST VI OP of approximately $0.9 million and $0.9 million, respectively, and received distributions in the amount of approximately $0.3 million and $0.3 million, respectively.

On January 30, 2023, a subsidiary of SmartStop made a preferred investment of 600,000 Series A Cumulative Redeemable Preferred units of limited partnership interest in SST VI OP for an aggregate of $15 million. Upon closing of the preferred investment, an investment fee equal to 1% of the investment amount was owed and paid by SST VI OP. SmartStop, through its subsidiary, received distributions, payable monthly in arrears, at a rate of 7.0% per annum from the date of issuance until the second anniversary of the date of issuance, 8.0% per annum commencing thereafter until the third anniversary of the date of issuance, 9.0% per annum commencing thereafter until the fourth anniversary of the date of issuance, and 10% per annum thereafter, payable monthly. On May 2, 2023, SST VI fully redeemed SmartStop's preferred investment of 600,000 Series A Cumulative Redeemable Preferred units of limited partnership interest in SST VI OP and repaid accrued distributions due as of the date of redemption for a total amount of approximately $15.1 million.

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

December 31, 2024, 2023 and 2022

the applicable front-end sales load it has agreed to fund, and SST VI OP will issue the Series C Units on a monthly basis upon such reimbursement.

On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into Class A units of SST VI OP, and our future purchases will be determined based on the current estimated net asset value at such time. Subsequent to SST VI declaring an estimated net asset value of $10.00 per share, the number of Series C Units SmartStop receives in exchange for funding the front-end sales load of the sale of SST VI's Class Y and Class Z shares is calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such Class Y and Z shares. The Sponsor Funding Agreement will terminate immediately upon the date that SST VI ceases to offer the Class Y shares and Class Z shares in the SST VI offering. The SST VI offering was recently extended by SST VI's board of directors. Inclusive of all extension options exercised by SST VI, its current offering cannot extend beyond September 13, 2025.

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

Through December 31, 2024, we have incurred approximately $9.3 million in connection with the Sponsor Funding Agreement, representing approximately 1.0 million Series C Units issued by SST VI OP. During the year ended December 31, 2024 we incurred approximately $2.4 million, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of December 31, 2024, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement was approximately $61.2 million, assuming SST VI were to sell the maximum remaining shares available under its current offering of approximately 87.4 million.

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

As of December 31, 2024, SST VI OP had $23.0 million borrowed and outstanding pursuant to the SST VI Note.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The following table summarizes the carrying value of our investments in and advances to SST VI as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
Receivables:	2024	2023
Receivables and advances due	$13,929	$5,861
Debt:
SST VI Note	23,000	15,000
Equity:
SST VI OP Units and SST VI SLP	728	1,932
SST VI Series C Units	4,554	3,306
Total investments in and advances	$42,211	$26,099

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

For the years ended December 31, 2024 and 2023, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.6 million and $0.7 million, respectively, and received distributions in the amount of approximately $0.3 million and $0.3 million, respectively.

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

On July 31, 2024, our Operating Partnership provided a bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s acquisition of two self storage facilities. An indirect wholly-owned subsidiary of SSGT III is sponsoring a private offering of beneficial interests in a Delaware statutory trust ("DST") relating to the two properties. The SSGT III Bridge Loan incurred interest based on adjusted daily simple SOFR plus 300 basis points. The SSGT III Bridge Loan is secured by an indirect pledge of equity in the entity sponsoring the private DST offering relating to the two properties mentioned above, as well as a full guaranty by SSGT III OP. As such sponsor entity sells such DST interests, it was required to utilize such net proceeds to pay down the SSGT III Bridge Loan. SSGT III will be required to pay down at least 15% of the balance within four months, 35% within six months, 55% within nine months, and 75% within twelve months from the final draw.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

As of December 31, 2024, SSGT III and its subsidiaries had repaid approximately $17.0 million on the SSGT III Bridge Loan, such that approximately $2.9 million was outstanding on such loan as of December 31, 2024. Subsequent to December 31, 2024, in January of 2025, the SSGT III Bridge Loan was fully repaid.

On December 16, 2024, our Operating Partnership provided a promissory note to a subsidiary of SSGT III for $7.0 million (the “SSGT III Promissory Note”), the entire principal amount of the loan was disbursed to SSGT III on such date. Pursuant to this note, interest on the SSGT III Promissory Note accrued at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Promissory Note were interest only, and it had an initial maturity date of March 17, 2025. The SSGT III Promissory Note required a commitment fee equal to 0.50% of the amount drawn at closing of the SSGT III Promissory Note. Subsequent to December 31, 2024, in January of 2025, the SSGT III Promissory Note was fully repaid.

As of December 31, 2024 and 2023, a wholly-owned subsidiary of SSGT III OP had approximately $10.0 million and $4.0 million, respectively, borrowed and outstanding pursuant to its borrowings from SmartStop.

The following table summarizes the carrying value of our investments in and advances to SSGT III OP as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
Receivables:	2024	2023
Receivables and advances due	$2,769	$629
Debt:
SSGT III Bridge Loan(1)	2,919	—
SSGT III Promissory Note(2)	7,000	—
SSGT III Mezzanine Loan	—	4,000
Equity:
SSGT III OP Units and SSGT III SLP	2,823	3,662
Total investments in and advances	$15,511	$8,291

(1) In January of 2025, SSGT III repaid in full the remaining outstanding principal balance of approximately $2.9 million on the SSGT III Bridge Loan, plus accrued interest.

(2) In January of 2025, SSGT III repaid in full the $7.0 million previously outstanding on the SSGT III Promissory Note, plus accrued interest.

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

For the years ended December 31, 2024 and 2023, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.8 million and approximately $0.5 million, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $0.2 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

As of December 31, 2024 and 2023, a receivable of approximately $12,000 and a payable of approximately $11,000, respectively, was due to SAM related to the Administrative Services Agreement.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through December 31, 2024, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	145,850	$11.50	290,641	$11.16
Granted	43,720	14.30	315,915	13.30
Vested	(96,295)	10.86	(226,271)	11.58
Forfeited	(7,960)	13.92	—	—
Unvested at December 31, 2023	85,315	13.44	380,285	12.69
Granted	45,904	14.30	315,962	13.53
Vested	(47,321)	12.79	(262,497)	12.53
Forfeited	(5,254)	14.28	(15,815)	12.86
Unvested at December 31, 2024	78,644	$14.28	417,935	$13.42

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

The following table summarizes our activity related to our performance based awards:

	Restricted Stock			LTIP Units
Performance Based Award Grants	Shares		Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	5,752		$9.78	380,536	$10.39
Granted	5,752	(1)	9.78	271,199	13.30
Vested	(11,504)		9.78	(118,720)	9.09
Forfeited	—		—	—	—
Unvested at December 31, 2023	—		—	533,015	12.16
Granted	—		—	270,096	13.55
Vested	—		—	(148,387)	9.30
Forfeited	—		—	(16,160)	13.36
Unvested at December 31, 2024	—		$—	638,564	$13.38

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

As of December 31, 2024, 8,769,928 shares of stock were available for issuance under the Plan.

We recorded approximately $5.0 million, $5.1 million, and $3.8 million of equity based compensation expense in general and administrative expense during the years ended December 31, 2024, 2023, and 2022, respectively. We recorded approximately $225,000, $186,000, and $155,000 of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, and 2023, there was approximately $7.9 million and $6.8 million of total unrecognized compensation expense related to non-vested equity awards, respectively. As of December 31, 2024 and 2023, such cost was expected to be recognized over a weighted-average period of approximately 2.1 years and 2.2 years, respectively.

In February 2024, the compensation committee of our board of directors approved the 2024 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

In March 2024, an aggregate of 270,096 performance-based LTIP Units and approximately 274,183 time-based LTIP Units were issued to our executive officers. Additionally, approximately 41,779 time-based LTIP Units were issued to other employees and directors. The performance-based LTIP Units vest after the three year performance period, based upon the performance level attained. The time-based LTIP Units vest ratably over four years, with the first tranche vesting on December 31, 2024, subject to the recipient’s continued employment through the applicable vesting date.

Note 12. Commitments and Contingencies

Contingent Earnout

On June 28, 2019, in relation to the Self Administration Transaction, 3,283,302 Class A-2 limited partnership units of the Operating Partnership ("Class A-2 Units"), were issued to SS OP Holdings as consideration. Class A-2 Units could convert into Class A-1 Units as earnout consideration, based on the achievement of three pre-determined levels of assets under management. The Class A-2 Units were not entitled to cash distributions or the allocation of any profits or losses in the Operating Partnership until the Class A-2 Unit into Class A-1 Units.

On March 29, 2022, and August 9, 2022, pursuant to the pre-determined levels of required assets under management, we reached the incremental assets under management threshold, and 1,094,434 Class A-2 Units were converted into 1,094,434 Class A-1 Units, on each of the aforementioned dates, pursuant to the achievement of the final two tiers of earnout consideration. The fair value of the contingent earnout liability was eliminated as the Class A-2 Units were converted into Class A-1 Units in our Operating Partnership and the fair value of such units was reclassified to the noncontrolling interest in our Operating Partnership line in the equity section of our consolidated balance sheet.

Distribution Reinvestment Plan

We have adopted an amended and restated distribution reinvestment plan (our "DRP") that allows both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional Class A Shares and Class T Shares, respectively. Under our DRP, the board of directors may amend, modify, suspend, or terminate our plan for any reason upon 10 days' written notice to the participants. The purchase price per share pursuant to our DRP is equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on January 15, 2024, any shares sold pursuant to our distribution reinvestment plan were sold at our then current estimated value per share of $15.25 per Class A Share and Class T Share.

As of December 31, 2024, we had sold approximately 10.6 million Class A Shares and approximately 1.4 million Class T Shares through our distribution reinvestment plan, of which, approximately 0.5 million Class A Shares and approximately 0.1 million Class T Shares were sold under our current DRP Offering. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. Please see the section below titled “Suspension of DRP and SRP” for additional information.

Share Redemption Program

As described in Note 2 – Summary of Significant Accounting Policies– Redeemable Common Stock, we have a SRP. Please refer to that section for additional details. Provided that the SRP is not suspended, pursuant to the SRP, we may redeem the shares of stock presented for redemption for cash to the extent that such requests comply with the below terms of our SRP and we have sufficient funds available to fund such redemption. All redemption requests received, and not withdrawn, on or prior to the last day of the applicable quarter are processed on the last business day of the month following the end of the quarter in which the redemption requests were received.

Our board of directors may amend, suspend or terminate the SRP with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

On August 20, 2020, our board of directors amended the terms of the SRP to revise the redemption price per share for all redemptions under the SRP to be equal to the most recently published estimated net asset value per share of the applicable share class (the “SRP Amendment”). Prior to the SRP Amendment, the redemption amount was the lesser of the amount the stockholders paid for their shares or the price per share in the current offering. On January 15, 2024, we declared a new

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

estimated net asset value per share and the redemption price under our SRP immediately changed to $15.25 (our then current estimated net asset value per share).

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

During the year ended December 31, 2024, approximately 2.0 million shares or $29.9 million of requests that met the eligibility criteria were requested to be redeemed; approximately $29.9 million of which were fulfilled during the year ended December 31, 2024. Due to the suspension of our SRP, we were unable to honor redemption requests not yet fulfilled prior to the suspension, including requests submitted subsequent to such suspension, which became effective November 25, 2024.

During the year ended December 31, 2023, approximately 1.5 million shares or $22.9 million of requests that met the eligibility criteria were requested to be redeemed; approximately $19.0 million of which were fulfilled during the year ended December 31, 2023, and approximately $3.9 million of which were included in accounts payable and accrued liabilities within our consolidated balance sheets as of December 31, 2024 and fulfilled in January 2024.

Please see the section below titled “Suspension of DRP and SRP” for additional information.

Suspension of DRP and SRP

In connection with a review of liquidity alternatives by the board of directors, on March 7, 2022, the board of directors approved the full suspension of our DRP and SRP. However, on March 16, 2023, the DRP was fully reinstated and the SRP was partially reinstated to allow for redemptions solely sought in connection with a stockholder’s death, “qualifying disability” (as that term is defined in the SRP), confinement to a long-term care facility, or other exigent circumstances. All other redemptions remain suspended at that time.

On May 1, 2024, our board of directors adopted a limitation to our SRP such that any redemption request made under the SRP in connection with a stockholder’s death must be made within one year of the date of such death in order to be honored by us. This limitation took effect on June 1, 2024.

On November 25, 2024, our board of directors approved (i) the suspension of the DRP, such that distributions for the month of November 2024, payable in December 2024, as well as any distributions declared by the board of directors for any future months, will be paid in cash until such time as the board of directors may approve the resumption of the DRP, if ever; and (ii) the full suspension of the SRP. This suspension took effect on November 25, 2024, such that all redemption requests then in the queue, as well as any future redemption requests received while the SRP is fully suspended, will not be processed.

On February 11, 2025, our board of directors reinstated the DRP Offering, such that distributions for the month of January 2025 as well as any distributions declared by our board of directors for any future months will be invested in shares of our common stock for those stockholders that previously elected into our distribution reinvestment plan in such states where our distribution reinvestment plan is able to be offered.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

As of December 31, 2024, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $13.1 million, $4.2 million, and $3.9 million during the years ended December 31, 2025, 2026, and 2027, respectively.

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

Note 13. Declaration of Distributions

On January 31, 2025, our board of directors declared a distribution rate for the month of February 2025 of approximately $0.0460 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on February 28, 2025. Such distributions payable to each stockholder of record will be paid the following month.

On February 26, 2025, our board of directors declared a distribution rate for the month of March 2025 of approximately $0.0510 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on March 31, 2025. Such distributions payable to each stockholder of record will be paid the following month.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to December 31, 2024:

Distribution Reinvestment Plan

On February 11, 2025, our board of directors reinstated the DRP Offering, such that distributions for the month of January 2025 as well as any distributions declared by our board of directors for any future months will be invested in shares of our common stock for those stockholders that previously elected into our distribution reinvestment plan in such states where our distribution reinvestment plan is able to be offered.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

Acquisitions

On January 7, 2025, we purchased a self storage facility located in Hillside, New Jersey (the "Hillside Property"). The purchase price for the Hillside Property was approximately $35.9 million, plus closing costs. Upon acquisition, the property was approximately 89% occupied. This acquisition was funded with proceeds drawn from the 2025 KeyBank Acquisition Facility.

On January 7, 2025, we purchased a self storage facility located in Clifton, New Jersey (the "Clifton Property"). The purchase price for the Clifton Property was approximately $38.6 million, plus closing costs. Upon acquisition, the property was approximately 93% occupied. This acquisition was funded with proceeds drawn from the 2025 KeyBank Acquisition Facility.

On February 20, 2025, we purchased a self storage facility located in Murfreesboro, Tennessee (the "Murfreesboro Property"). The purchase price for the Murfreesboro Property was approximately $7.9 million, plus closing costs. Upon acquisition, the property was approximately 89% occupied.

Other Programs

On January 31, 2025, we launched Strategic Storage Trust X ("SST X"), a private non-traded self storage REIT structured as a net asset value, or NAV REIT. SmartStop REIT Advisors, LLC, a subsidiary of our TRS, is the sponsor of SST X and the parent company of the advisor and property manager of SST X.

New Net Asset Value and Distribution Reinvestment Plan Price

On March 12, 2025, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated net asset value per share of our common stock of $14.50 for our Class A Shares and Class T Shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2024.

In connection with the determination of the estimated net asset value per share described above, the Board approved a share price for the purchase of shares under our distribution reinvestment plan equal to the estimated net asset value per share of $14.50 for both Class A Shares and Class T Shares, to be effective for distribution payments being paid beginning in April 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024

(Amounts in thousands)

				Initial Cost to Company					Gross Carrying Amount at December 31, 2024
Description	ST		Encumbrance(6)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	(4)	$—	$531	$1,891	$2,422	$207		$531	$2,098	$2,629	$819	2004	11/3/2014
Cary	NC	(4)	—	1,064	3,301	4,365	264		1,064	3,566	4,630	1,327	1998/2005/2006	11/3/2014
Raleigh	NC	(4)	—	1,186	2,540	3,726	413		1,186	2,954	4,140	1,330	1999	11/3/2014
Myrtle Beach I	SC		8,491	1,482	4,476	5,958	616		1,482	5,093	6,575	2,023	1998/2005-2007	11/3/2014
Myrtle Beach II	SC		6,736	1,690	3,654	5,344	422		1,690	4,077	5,767	1,649	1999/2006	11/3/2014
Whittier	CA		4,323	2,730	2,917	5,647	869		2,730	3,786	6,516	1,646	1989	2/19/2015
La Verne	CA		2,976	1,950	2,037	3,987	353		1,950	2,391	4,341	1,112	1986	1/23/2015
Santa Ana	CA		4,882	4,890	4,007	8,897	839		4,890	4,846	9,736	2,116	1978	2/5/2015
Upland	CA		3,394	2,950	3,017	5,967	714		2,950	3,732	6,682	1,673	1979	1/29/2015
La Habra	CA		3,440	2,060	2,357	4,417	659		2,060	3,017	5,077	1,231	1981	2/5/2015
Monterey Park	CA		2,417	2,020	2,217	4,237	426		2,020	2,644	4,664	1,027	1987	2/5/2015
Huntington Beach	CA		6,555	5,460	4,857	10,317	584		5,460	5,442	10,902	2,268	1986	2/5/2015
Chico	CA		1,093	400	1,337	1,737	393		400	1,731	2,131	769	1984	1/23/2015
Lancaster	CA		1,581	200	1,517	1,717	555		200	2,073	2,273	1,012	1980	1/29/2015
Riverside	CA		2,185	370	2,327	2,697	795		370	3,123	3,493	1,342	1985	1/23/2015
Fairfield	CA		2,580	730	2,947	3,677	432		730	3,380	4,110	1,337	1984	1/23/2015
Lompoc	CA		2,650	1,000	2,747	3,747	402		1,000	3,150	4,150	1,238	1982	2/5/2015
Santa Rosa	CA		6,881	3,150	6,717	9,867	893		3,150	7,611	10,761	3,109	1979-1981	1/29/2015
Vallejo	CA	(4)	—	990	3,947	4,937	568		990	4,516	5,506	1,768	1981	1/29/2015
Federal Heights	CO		2,232	1,100	3,347	4,447	428		1,100	3,776	4,876	1,777	1983	1/29/2015
Aurora	CO		4,510	810	5,907	6,717	1,030		810	6,938	7,748	2,878	1984	2/5/2015
Littleton	CO		2,046	1,680	2,457	4,137	395		1,680	2,852	4,532	1,235	1985	1/23/2015
Bloomingdale	IL		2,232	810	3,857	4,667	552		810	4,410	5,220	1,771	1987	2/19/2015
Crestwood	IL		1,534	250	2,097	2,347	438		250	2,536	2,786	1,111	1987	1/23/2015
Forestville	MD		3,254	1,940	4,347	6,287	1,181		1,940	5,529	7,469	2,676	1988	1/23/2015
Warren I	MI		1,836	230	2,967	3,197	705		230	3,673	3,903	1,535	1996	5/8/2015
Sterling Heights	MI		2,162	250	3,287	3,537	1,003		250	4,291	4,541	1,705	1977	5/21/2015
Troy	MI		3,208	240	4,177	4,417	523		240	4,701	4,941	1,886	1988	5/8/2015
Warren II	MI		2,115	240	3,067	3,307	772		240	3,840	4,080	1,626	1987	5/8/2015
Beverly	NJ		1,302	400	1,697	2,097	472		400	2,169	2,569	835	1988	5/28/2015
Everett	WA		2,557	2,010	2,957	4,967	862		2,010	3,819	5,829	1,529	1986	2/5/2015
Foley	AL		3,882	1,839	5,717	7,556	1,194		1,839	6,912	8,751	2,674	1985/1996/2006	9/11/2015
Tampa	FL		1,534	718	2,257	2,975	733		718	2,992	3,710	1,135	1985	11/3/2015
Boynton Beach	FL		7,671	1,983	15,233	17,216	618		1,983	15,852	17,835	4,389	2004	1/7/2016
Lancaster II	CA		2,209	670	3,711	4,381	413		670	4,125	4,795	1,472	1991	1/11/2016
Milton(2)	ONT		7,834	1,453	7,930	9,383	85	(3)	1,405	8,064	9,469	2,294	2006	2/11/2016
Burlington I(2)	ONT		9,817	3,293	10,279	13,572	209	(3)	3,184	10,597	13,781	3,002	2011	2/11/2016
Oakville I(2)	ONT		11,844	2,655	13,072	15,727	3,765	(3)	2,567	16,927	19,494	4,341	2016	2/11/2016
Oakville II(2)	ONT		10,128	2,983	9,346	12,329	(408)	(3)	2,805	9,117	11,922	2,712	2004	2/29/2016
Burlington II(2)	ONT		6,402	2,944	5,126	8,070	(215)	(3)	2,768	5,087	7,855	1,513	2008	2/29/2016
Xenia	OH	(4)	—	275	2,665	2,940	185		275	2,850	3,125	1,031	2003	4/20/2016
Sidney	OH	(4)	—	255	1,806	2,061	243		255	2,050	2,305	1,064	2003	4/20/2016
Troy	OH	(4)	—	151	2,596	2,747	3,039		151	5,636	5,787	1,169	2003	4/20/2016
Greenville	OH	(4)	—	83	1,909	1,992	1,121		83	3,031	3,114	789	2003	4/20/2016

				Initial Cost to Company					Gross Carrying Amount at December 31, 2024
Description	ST		Encumbrance(6)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Washington Court House	OH	(4)	—	255	1,882	2,137	214		255	2,097	2,352	774	2003	4/20/2016
Richmond	IN	(4)	—	223	2,944	3,167	333		223	3,279	3,502	1,214	2003	4/20/2016
Connersville	IN	(4)	—	156	1,652	1,808	158		156	1,811	1,967	682	2003	4/20/2016
Port St. Lucie I	FL	(4)	—	2,590	6,340	8,930	318		2,590	6,658	9,248	2,091	1999	4/29/2016
Sacramento	CA	(4)	—	1,205	6,617	7,822	385		991	7,217	8,208	2,081	2006	5/9/2016
Oakland	CA	(4)	—	5,711	6,902	12,613	399		5,711	7,302	13,013	2,118	1979	5/18/2016
Concord	CA	(4)	—	19,090	17,203	36,293	1,258		19,090	18,462	37,552	5,448	1988/1998	5/18/2016
Pompano Beach	FL		8,205	3,948	16,656	20,604	388		3,948	17,045	20,993	4,454	1979	6/1/2016
Lake Worth	FL		9,910	12,108	10,804	22,912	(292)		12,108	10,513	22,621	3,914	1998/2003	6/1/2016
Jupiter	FL		11,104	16,030	10,557	26,587	491		16,030	11,049	27,079	3,342	1992/2012	6/1/2016
Royal Palm Beach	FL		9,316	11,425	13,275	24,700	397		11,425	13,674	25,099	4,634	2001/2003	6/1/2016
Port St. Lucie II	FL		6,897	5,131	8,410	13,541	468		5,131	8,879	14,010	2,873	2002	6/1/2016
Wellington	FL	(4)	—	10,234	11,663	21,897	393		10,234	12,057	22,291	3,393	2005	6/1/2016
Doral	FL	(4)	—	11,336	11,485	22,821	456		11,336	11,942	23,278	3,447	1998	6/1/2016
Plantation	FL		15,267	12,989	19,225	32,214	877		12,989	20,103	33,092	5,658	2002/2012	6/1/2016
Naples	FL	(4)	—	11,789	12,771	24,560	457		11,789	13,229	25,018	3,664	2002	6/1/2016
Delray	FL		11,379	17,097	12,984	30,081	464		17,097	13,449	30,546	3,861	2003	6/1/2016
Baltimore	MD	(4)	—	3,898	22,428	26,326	768		3,898	23,197	27,095	6,833	1990/2014	6/1/2016
Sonoma	CA		6,795	3,468	3,680	7,148	234		3,468	3,915	7,383	1,232	1984	6/14/2016
Las Vegas I	NV		11,159	2,391	11,118	13,509	383		2,391	11,502	13,893	3,035	2002	7/28/2016
Las Vegas II	NV		11,208	3,840	9,917	13,757	373		3,840	10,291	14,131	2,978	2000	9/23/2016
Las Vegas III	NV		8,474	2,566	6,339	8,905	509		2,566	6,849	9,415	2,032	1989	9/27/2016
Asheville I	NC	(4)	—	3,620	11,174	14,794	604		3,620	11,778	15,398	3,470	1988/2005/2015	12/30/2016
Asheville II	NC	(4)	—	1,765	3,107	4,872	281		1,765	3,389	5,154	1,066	1984	12/30/2016
Hendersonville I	NC	(4)	—	1,082	3,441	4,523	(455)		1,082	2,987	4,069	1,088	1982	12/30/2016
Asheville III	NC	(4)	—	5,097	4,620	9,717	314		5,097	4,935	10,032	1,620	1991/2002	12/30/2016
Arden	NC	(4)	—	1,790	10,266	12,056	596		1,790	10,863	12,653	2,891	1973	12/30/2016
Asheville IV	NC	(4)	—	4,558	4,455	9,013	321		4,558	4,777	9,335	1,587	1985/1986/2005	12/30/2016
Asheville V	NC	(4)	—	2,415	7,826	10,241	463		2,415	8,290	10,705	2,449	1978/2009/2014	12/30/2016
Asheville VI	NC	(4)	—	1,306	5,121	6,427	296		1,306	5,419	6,725	1,509	2004	12/30/2016
Asheville VIII (5)	NC	(4)	—	1,765	6,163	7,928	(6,163)		1,765	—	1,765	—	1968/2002	12/30/2016
Hendersonville II	NC	(4)	—	2,598	5,037	7,635	357		2,598	5,396	7,994	1,881	1989/2003	12/30/2016
Asheville VII	NC	(4)	—	782	2,140	2,922	114		782	2,254	3,036	711	1999	12/30/2016
Sweeten Creek Land	NC		—	348	—	348	—		348	—	348	—	N/A	12/30/2016
Highland Center Land	NC		—	50	—	50	—		50	—	50	—	N/A	12/30/2016
Aurora II	CO	(4)	—	1,585	8,196	9,781	169		1,585	8,367	9,952	2,629	2012	1/11/2017
Dufferin(2)	ONT		17,111	6,259	16,287	22,546	322	(3)	6,169	16,700	22,869	4,332	2015	2/1/2017
Mavis(2)	ONT		13,131	4,657	14,494	19,151	71	(3)	4,591	14,632	19,223	3,735	2013	2/1/2017
Brewster(2)	ONT		9,670	4,136	9,527	13,663	7	(3)	4,077	9,595	13,672	2,519	2013	2/1/2017
Granite(2)	ONT		8,858	3,126	8,701	11,827	27	(3)	3,082	8,774	11,856	2,177	1998/2016	2/1/2017
Centennial(2)	ONT		7,537	1,715	11,429	13,144	(104)	(3)	1,690	11,350	13,040	2,737	2016/2017	2/1/2017
Ft. Pierce	FL		8,765	1,153	12,398	13,551	523		1,153	12,923	14,076	2,422	2008	1/24/2019
Russell Blvd, Las Vegas II	NV	(4)	—	3,434	15,449	18,883	874		3,510	16,249	19,759	3,772	1996	1/24/2019
Jones Blvd, Las Vegas I	NV	(4)	—	1,975	12,565	14,540	271		1,975	12,837	14,812	2,399	1999	1/24/2019
Airport Rd, Colorado Springs	CO	(4)	—	870	7,878	8,748	366		870	8,244	9,114	1,666	1983	1/24/2019
Riverside	CA	(4)	—	1,260	6,996	8,256	527		1,260	7,523	8,783	1,595	1980	1/24/2019

				Initial Cost to Company					Gross Carrying Amount at December 31, 2024
Description	ST		Encumbrance(6)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Stockton	CA	(4)	—	784	7,706	8,490	247		784	7,955	8,739	1,639	1984	1/24/2019
Azusa	CA	(4)	—	4,385	9,154	13,539	247		4,385	9,400	13,785	1,836	1986	1/24/2019
Romeoville	IL	(4)	—	965	5,755	6,720	377		965	6,133	7,098	1,359	1986	1/24/2019
Elgin	IL	(4)	—	1,162	2,895	4,057	201		1,162	3,096	4,258	858	1986	1/24/2019
San Antonio I	TX	(4)	—	1,603	9,196	10,799	221		1,603	9,417	11,020	1,865	1998	1/24/2019
Kingwood	TX	(4)	—	1,016	9,359	10,375	380		1,016	9,738	10,754	1,990	2001	1/24/2019
Aurora III	CO	(4)	—	1,678	5,958	7,636	138		1,678	6,096	7,774	1,592	2015	1/24/2019
Stoney Creek I(2)	ONT		8,144	2,363	8,154	10,517	(638)	(3)	2,195	7,684	9,879	1,555	N/A	1/24/2019
Torbarrie(2)	ONT		7,836	2,714	5,263	7,977	7,047	(3)	2,521	12,504	15,025	2,279	1980	1/24/2019
Baseline	AZ	(4)	—	1,307	11,385	12,692	244		1,307	11,629	12,936	2,375	2016	1/24/2019
3173 Sweeten Creek Rd, Asheville	NC	(4)	—	1,036	8,765	9,801	1,235		1,036	9,999	11,035	1,864	1982	1/24/2019
Elk Grove	IL	(4)	—	2,384	6,000	8,384	1,496		2,384	7,496	9,880	1,437	2016	1/24/2019
Garden Grove	CA	(4)	—	8,076	13,152	21,228	319		8,076	13,472	21,548	2,673	2017	1/24/2019
Deaverview Rd, Asheville	NC	(4)	—	1,449	4,412	5,861	330		1,449	4,742	6,191	1,080	1992	1/24/2019
Highland Center Blvd, Asheville	NC	(4)	—	1,764	4,823	6,587	322		1,764	5,145	6,909	1,136	1994	1/24/2019
Sarasota	FL	(4)	—	1,084	7,360	8,444	342		1,084	7,702	8,786	1,456	2017	1/24/2019
Mount Pleasant	SC	(4)	—	1,055	5,679	6,734	143		1,055	5,821	6,876	1,102	2016	1/24/2019
Nantucket	MA		20,207	5,855	33,211	39,066	238		5,855	33,448	39,303	6,060	2002	1/24/2019
Pembroke Pines	FL	(4)	—	3,147	14,296	17,443	161		3,147	14,457	17,604	2,784	2018	1/24/2019
Riverview	FL	(4)	—	1,593	7,102	8,695	3,375		2,406	9,665	12,071	1,816	2018	1/24/2019
Eastlake	CA	(4)	—	2,120	15,418	17,538	179		2,120	15,597	17,717	2,769	2018	1/24/2019
McKinney	TX	(4)	—	2,177	9,321	11,498	270		2,102	9,666	11,768	1,837	2016	1/24/2019
Hualapai Way, Las Vegas	NV	(4)	—	743	9,019	9,762	113		743	9,132	9,875	1,728	2018	1/24/2019
Gilbert	AZ	(4)	—	1,380	9,021	10,401	386		1,038	9,749	10,787	1,759	2019	7/11/2019
Industrial, Jensen Beach	FL		4,009	894	6,969	7,863	46		894	7,016	7,910	888	1979	3/17/2021
Emmett F Lowry Expy, Texas City	TX		5,112	940	8,643	9,583	247		940	8,890	9,830	1,114	2010	3/17/2021
Van Buren Blvd, Riverside II	CA		3,510	2,308	7,393	9,701	282		2,308	7,676	9,984	919	1984	3/17/2021
Las Vegas Blvd, Las Vegas	NV		5,413	923	11,036	11,959	126		923	11,161	12,084	1,269	1996	3/17/2021
Goodlette Rd, Naples	FL	(4)	—	2,468	18,647	21,115	631		2,468	19,278	21,746	2,215	2001	3/17/2021
Centennial Pkwy, LV II	NV		7,118	1,397	15,194	16,591	74		1,397	15,267	16,664	1,798	2006	3/17/2021
Texas Ave, College Station	TX	(4)	—	3,530	5,584	9,114	217		3,530	5,800	9,330	809	2004	3/17/2021
Meridian Ave, Puyallup	WA		6,616	5,748	9,884	15,632	254		5,748	10,138	15,886	1,417	1990	3/17/2021
Westheimer Pkwy, Katy	TX	(4)	—	1,213	6,424	7,637	40		1,213	6,464	7,677	773	2003	3/17/2021
FM 1488, The Woodlands II	TX	(4)	—	1,946	8,906	10,852	113		1,946	9,019	10,965	1,136	2007	3/17/2021
Hwy 290, Cypress	TX	(4)	—	2,832	5,260	8,092	133		2,832	5,393	8,225	732	2002	3/17/2021
Lake Houston Pkwy, Humble	TX	(4)	—	2,476	6,539	9,015	111		2,476	6,651	9,127	966	2004	3/17/2021
Gosling Rd, The Woodlands	TX	(4)	—	1,249	7,314	8,563	113		1,249	7,427	8,676	931	2002	3/17/2021
Queenston Blvd, Houston	TX	(4)	—	778	5,242	6,020	334		778	5,577	6,355	723	2007	3/17/2021
Jim Johnson Rd, Plant City	FL		8,722	1,177	20,046	21,223	208		1,177	20,254	21,431	2,869	2004	3/17/2021
Frelinghuysen Ave, Newark	NJ	(4)	—	10,701	24,755	35,456	2,000		10,701	26,754	37,455	3,370	1931	3/17/2021
Redmond Fall City Rd, Redmond	WA	(4)	—	3,875	7,061	10,936	111		3,875	7,172	11,047	966	1997	3/17/2021

				Initial Cost to Company					Gross Carrying Amount at December 31, 2024
Description	ST		Encumbrance(6)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Greenway Rd, Surprise	AZ	(4)	—	1,340	7,588	8,928	93		1,340	7,681	9,021	949	2019	3/17/2021
Marshall Farms Rd, Ocoee	FL	(4)	—	1,253	10,931	12,184	291		1,252	11,223	12,475	1,284	2019	3/17/2021
Ardrey Kell Rd, Charlotte	NC	(4)	—	1,316	15,140	16,456	—		1,315	15,140	16,455	1,738	2018	3/17/2021
University City Blvd, Charlotte II	NC	(4)	—	1,135	11,302	12,437	37		1,134	11,338	12,472	1,333	2017	3/17/2021
Hydraulic Rd, Charlottesville	VA	(4)	—	1,846	16,268	18,114	215		1,846	16,484	18,330	1,856	2017	3/17/2021
Metcalf St, Escondido	CA	(4)	—	1,019	18,019	19,038	193		1,019	18,213	19,232	2,022	2019	3/17/2021
Tamiami Trail, Punta Gorda	FL	(4)	—	2,035	15,765	17,800	264		2,035	16,029	18,064	1,883	1992	3/17/2021
Iroquois Shore Rd, Oakville (2)	ONT		9,641	1,423	18,638	20,061	(2,508)	(3)	1,239	16,314	17,553	1,774	2020	4/16/2021
Van Buren Blvd, Riverside III	CA	(4)	—	3,705	6,512	10,217	262		3,705	6,774	10,479	957	1996	5/27/2021
Alameda Pkwy, Lakewood	CO	(4)	—	2,134	14,751	16,885	524		2,134	15,275	17,409	1,574	1998	10/19/2021
Algonquin Rd, Algonquin	IL	(4)	—	717	17,439	18,156	693		717	18,132	18,849	1,734	1987	2/8/2022
Pell Circle, Sacramento	CA	(4)	—	1,797	22,829	24,626	326		1,797	23,155	24,952	2,053	1981	5/10/2022
St Johns Commons Rd, St Johns	FL	(4)	—	1,099	14,432	15,531	178		1,099	14,611	15,710	1,163	2017	5/17/2022
Mills Station Rd, Sacramento	CA	(4)	—	2,686	13,075	15,761	57		2,686	13,132	15,818	1,158	1979	6/1/2022
Capitol Dr, Milwaukee	WI	(4)	—	543	9,133	9,676	193		543	9,326	9,869	767	1941	6/1/2022
Happy Valley Rd, Phoenix	AZ	(4)	—	1,311	16,909	18,220	21		1,311	16,930	18,241	1,342	2018	6/1/2022
West Rd, Houston	TX	(4)	—	1,066	11,782	12,848	237		1,066	12,020	13,086	992	1996	6/1/2022
Bothell Everett, Mill Creek	WA	(4)	—	4,814	28,675	33,489	381		4,814	29,056	33,870	2,663	2003	6/1/2022
NE 12th Ave, Homestead	FL	(4)	—	1,607	32,910	34,517	62		1,607	32,971	34,578	2,525	2019	6/1/2022
Durango Dr, Las Vegas	NV	(4)	—	2,675	26,985	29,660	16		2,675	27,001	29,676	2,092	2019	6/1/2022
State Rd 54, Lutz	FL	(4)	—	1,897	23,290	25,187	128		1,897	23,418	25,315	1,883	2020	6/1/2022
34th St N, St. Petersburg	FL	(4)	—	2,355	26,031	28,386	177		2,355	26,208	28,563	1,993	2019	6/1/2022
93rd Ave SW, Olympia	WA	(4)	—	2,159	18,459	20,618	106		2,159	18,564	20,723	1,582	2006	6/1/2022
Aurora IV	CO	(4)	—	1,223	10,445	11,668	180		1,223	10,626	11,849	874	2018	6/28/2022

				Initial Cost to Company				Gross Carrying Amount at December 31, 2024
Description	ST		Encumbrance(6)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Walnut Grove Ave, San Gabriel	CA	(4)	—	9,449	14,265	23,714	68	9,449	14,333	23,782	537	2023	7/13/2023
Colorado Springs II (Boychuk Ave)	CO	(4)	—	2,795	7,047	9,842	218	2,795	7,264	10,059	219	2002	4/11/2024
SpartanBurg	SC	(4)	—	1,613	11,217	12,830	94	1,613	11,311	12,924	160	2020	7/16/2024
Miami	FL	(4)	—	3,855	26,553	30,408	—	3,855	26,553	30,408	209	2023	9/24/2024
Nantucket II	MA		10,642	4,330	4,909	9,239	—	4,330	4,909	9,239	17	2016	11/20/2024
Aurora V	CO		17,756	2,509	11,558	14,067	—	2,509	11,558	14,067	21	2019	12/11/2024
San Jose	CA		21,845	3,497	15,580	19,077	6	3,497	15,586	19,083	16	2000	12/19/2024
Washington, DC	DC		21,957	3,362	14,236	17,598	—	3,362	14,236	17,598	14	2019	12/19/2024
Ladera Ranch	CA		70,000	30,936	36,561	67,497	—	30,936	36,561	67,497	35	2003	12/20/2024
Corporate Office	CA		3,736	975	5,525	6,500	714	975	6,239	7,214	1,011	2018	1/24/2019
			$557,543	$481,712	$1,544,803	$2,026,515	$64,598	$480,539	$1,610,657	$2,091,196	$305,132

(1) The aggregate cost of real estate for United States federal income tax purposes is approximately $2,109 million.

(2) This property is located in Ontario, Canada.

(3) The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

(4) The equity interest in these wholly-owned subsidiaries that directly own these unencumbered real estate assets comprise the borrowing base of the Credit Facility and the 2032 Private Placement Notes, and such equity interests were pledged as of December 31, 2024 for the benefit of the lenders thereunder. The outstanding principal balance of the Credit Facility and the 2032 Private Placement Notes was approximately $614.8 million and $150.0 million, respectively, as of December 31, 2024.

(5) Amounts for this property's building and improvements, and accumulated depreciation reflect the write down of the carrying value of approximately $6.5 million and $1.9 million, respectively, due to a casualty loss sustained at the property. Please see Note 3 – Real Estate of the Notes to the Consolidated Financial Statements for additional detail.

(6) Unless otherwise stated, such amount represents an allocation of the outstanding principal balance as of December 31, 2024 of the loan encumbering each property. Such property along with certain other properties serve as collateral for the respective loan on a joint and several basis. As such, the allocation amongst each property encumbering the loan was determined by allocating the loan balance, based upon the proportional historical appraised values, as applicable, as utilized by the lender at the inception of the loan.

Activity in real estate facilities during 2024, 2023, and 2022 was as follows:

	2024	2023	2022
Real estate facilities
Balance at beginning of year	$1,924,746	$1,887,206	$1,593,624
Facility acquisitions	180,559	23,697	298,342
Casualty loss	(6,541)
Impact of foreign exchange rate changes and other	(16,374)	4,342	(12,984)
Improvements and additions	8,806	9,501	8,224
Balance at end of year	$2,091,196	$1,924,746	$1,887,206
Accumulated depreciation
Balance at beginning of year	$(255,844)	$(202,683)	$(155,927)
Casualty loss	1,913	—	—
Depreciation expense	(53,975)	(52,620)	(48,400)
Impact of foreign exchange rate changes and other	2,774	(541)	1,644
Balance at end of year	$(305,132)	$(255,844)	$(202,683)
Construction in process
Balance at beginning of year	$5,977	$4,491	$1,799
Net additions and assets placed into service	3,526	1,486	2,692
Balance at end of year	$9,503	$5,977	$4,491
Real estate facilities, net	$1,795,567	$1,674,879	$1,689,014

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated November 10, 2020, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Trust IV, Inc., and SST IV Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on November 12, 2020, Commission File No. 000-55617

2.2

Agreement and Plan of Merger, dated February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Articles of Merger Between SmartStop Self Storage REIT, Inc. and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K, filed on March 18, 2024, Commission File No. 000-55617

3.5

Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

4.1

Distribution Reinvestment Plan Enrollment Form (included as Appendix A to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.2

Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to the Company’s Registration Statement on Form S-3, filed on November 30, 2016, Commission File No. 333-214848

4.3	Description of Securities, incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, filed on March 18, 2024, Commission File No. 000-55617
4.4	Note Purchase Agreement, dated April 19, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

4.5	Form of Note, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

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

10.28

Preferred Stock Purchase Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.29

Investors’ Rights Agreement, dated as of October 29, 2019, by and between SmartStop Self Storage REIT, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

10.300.

Sponsor Funding Agreement, dated as of November 1, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023, Commission File No. 000-55617

10.31

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of November 1, 2023, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023, Commission File No. 000-55617

10.32

Amended and Restated Credit Agreement, dated February 22, 2024, among SmartStop OP, L.P., as borrower, KeyBank, National Association, as administrative agent, certain other financial institutions acting as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2024, Commission File No. 000-55617

10.33

Conformed Copy of Amended Note Purchase Agreement as amended by the First Amendment to Note Purchase Agreement dated April 19, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2024, Commission File No. 000-55617

10.34	Credit Agreement, dated November 19, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2024, Commission File No. 000-55617

10.35*	Increase Agreement, by and among SmartStop OP, L.P. and KeyBank National Association, dated February 3, 2025

19*	Insider Trading Policy

21.1*	Subsidiaries of SmartStop Self Storage REIT, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A. Stanger & Co., Inc.

101*

The following SmartStop Self Storage REIT, Inc. financial information for the Year Ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 12, 2025.

SMARTSTOP SELF STORAGE REIT, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2025

/s/ James R. Barry James R. Barry	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2025

/s/ Michael Terjung Michael Terjung	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2025

/s/ David J. Mueller David J. Mueller	Independent Director	March 12, 2025

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	March 12, 2025

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	March 12, 2025

/s/ Paula Mathews Paula Mathews	Independent Director	March 12, 2025