Form 10-Q
period 2025-03-31
SmartStop Self Storage REIT, Inc.
filed 2025-05-09
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42584

SmartStop Self Storage REIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	46-1722812
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Road

Ladera Ranch, California 92694

(Address of principal executive offices)

(866) 418-5144

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	SMA	New York Stock Exchange

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

As of May 8, 2025, there were 31,050,000 outstanding shares of unclassified Common Stock, 22,363,161 outstanding shares of Class A Common Stock, and 2,044,148 outstanding shares of Class T Common Stock of the registrant.

FORM 10-Q

SMARTSTOP SELF STORAGE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of SmartStop Self Storage REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws, and we intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in such federal securities laws. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words, or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

Such statements include, but are not limited to statements concerning our plans, strategies, initiatives, prospects, objectives, goals, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

•
disruptions in the economy, including debt and banking markets and foreign currency, including changes in the Canadian Dollar ("CAD")/U.S. Dollar ("USD") exchange rate;
•
significant transaction costs, including financing costs, and unknown liabilities;
•
whether we will be successful in the pursuit of our business plan and investment objectives;
•
changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including tariffs, wars, natural disasters, epidemics and pandemics, military actions, and terrorist attacks;
•
changes in tax and other laws and regulations, including tenant protection programs and other aspects of our business;
•
difficulties in our ability to attract and retain qualified personnel and management;
•
the effect of competition at our self-storage properties or from other storage alternatives, which could cause rents and occupancy rates to decline;
•
failure to close on pending or future acquisitions on favorable terms or at all;
•
our reliance on information technologies, which are vulnerable to, among other things, attack from computer viruses and malware, hacking, cyberattacks and other unauthorized access or misuse;
•
increases in interest rates; and
•
failure to maintain our REIT status.

All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the “SEC”) and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, copies of which may be obtained from our website at www.investors.smartstopselfstorage.com.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$497,896	$480,539
Buildings	1,581,910	1,516,095
Site improvements	95,798	94,562
	2,175,604	2,091,196
Accumulated depreciation	(319,905)	(305,132)
	1,855,699	1,786,064
Construction in process	6,116	9,503
Real estate facilities, net	1,861,815	1,795,567
Cash and cash equivalents	35,173	23,112
Restricted cash	4,712	6,189
Investments in unconsolidated real estate ventures (Note 4)	39,429	38,797
Investments in and advances to Managed REITs	55,691	57,722
Deferred tax assets	4,438	4,310
Other assets, net	29,094	33,538
Intangible assets, net of accumulated amortization	8,459	6,766
Trademarks, net of accumulated amortization	15,700	15,700
Goodwill	53,643	53,643
Debt issuance costs, net of accumulated amortization	6,247	6,723
Total assets	$2,114,401	$2,042,067
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,406,263	$1,317,435
Accounts payable and accrued liabilities	41,831	38,113
Due to affiliates	352	362
Distributions payable	9,898	9,257
Deferred tax liabilities	6,135	5,954
Total liabilities	1,464,479	1,371,121
Commitments and contingencies (Note 12)
Redeemable common stock	65,496	62,042
Preferred stock, $0.001 par value; 200,000,000 shares authorized:
Series A Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively, with aggregate liquidation preferences of $203,452 and $203,400 at March 31, 2025 and December 31, 2024, respectively	196,356	196,356
Equity:
SmartStop Self Storage REIT, Inc.:
Common Stock, $0.001 par value; 565,000,000 shares and 0 Shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class A Common Stock, $0.001 par value; 125,000,000 shares and 350,000,000 shares authorized; 22,018,249 and 21,970,817 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	22	89
Class T Common Stock, $0.001 par value; 10,000,000 shares and 350,000,000 shares authorized; 2,044,148 and 2,038,466 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	8
Additional paid-in capital	895,091	895,118
Distributions	(396,382)	(382,160)
Accumulated deficit	(194,054)	(185,649)
Accumulated other comprehensive loss	(1,713)	(1,708)
Total SmartStop Self Storage REIT, Inc. equity	302,966	325,698
Noncontrolling interests in our Operating Partnership	84,724	86,470
Other noncontrolling interests	380	380
Total noncontrolling interests	85,104	86,850
Total equity	388,070	412,548
Total liabilities, temporary equity and equity	$2,114,401	$2,042,067

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Self storage rental revenue	$56,586	$50,469
Ancillary operating revenue	2,607	2,193
Managed REIT Platform revenues	4,113	2,734
Reimbursable costs from Managed REITs	2,143	1,646
Total revenues	65,449	57,042
Operating expenses:
Property operating expenses	20,087	17,390
Managed REIT Platform expenses	1,234	852
Reimbursable costs from Managed REITs	2,143	1,646
General and administrative	7,850	7,426
Depreciation	15,094	13,584
Intangible amortization expense	1,599	73
Acquisition expenses	203	71
Total operating expenses	48,210	41,042
Income from operations	17,239	16,000
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(242)	(329)
Equity in earnings (losses) from investments in Managed REITs	(215)	(452)
Other, net	454	(176)
Interest income	725	684
Interest expense	(22,022)	(16,554)
Loss on debt extinguishment	(789)	(471)
Income tax expense	(606)	(342)
Net loss	(5,456)	(1,640)
Net loss attributable to noncontrolling interests	503	100
Less: Distributions to preferred stockholders	(3,452)	(3,108)
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(8,405)	$(4,648)
Net loss per Class A & Class T share – basic and diluted	$(0.35)	$(0.20)
Weighted average Class A shares outstanding – basic and diluted	21,977,772	22,178,661
Weighted average Class T shares outstanding – basic and diluted	2,040,781	2,029,315

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,456)	$(1,640)
Other comprehensive loss:
Foreign currency translation adjustment	39	(1,320)
Foreign currency hedge contract gains	109	1,356
Interest rate swap and cap contract losses	(154)	(506)
Other comprehensive loss	(6)	(470)
Comprehensive loss	(5,462)	(2,110)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to noncontrolling interests	504	156
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. stockholders	$(4,958)	$(1,954)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2023	22,190,284	$89	2,028,457	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277
Tax withholding (net settlement redemption) related to vesting of restricted stock	(3,829)	—	—	—	(219)	—	—	—	(219)	—	(219)	—	—
Changes to redeemable common stock	—	—	—	—	(5,694)	—	—	—	(5,694)	—	(5,694)	—	5,694
Redemptions of common stock	(62,145)	—	(6,148)	—	—	—	—	—	—	—	—	—	(8,660)
Issuance of restricted stock, net of forfeitures	9,285	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.60 per share)	—	—	—	—	—	(14,443)	—	—	(14,443)	—	(14,443)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,130)	(2,130)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(119)	(119)	—	—
Issuance of shares for distribution reinvestment plan	83,791	—	9,645	—	5,694	—	—	—	5,694	—	5,694
Equity based compensation expense	—	—	—	—	159	—	—	—	159	975	1,134	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(4,648)	—	(4,648)	—	(4,648)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(209)	(209)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	109	109	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,162)	(1,162)	(158)	(1,320)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,194	1,194	162	1,356	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(446)	(446)	(60)	(506)	—	—
Balance as of March 31, 2024	22,217,386	$89	2,031,954	$8	$894,797	$(338,634)	$(171,918)	$433	$384,775	$90,093	$474,868	$196,356	$68,311

See notes to consolidated financial statements.

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2024	-	$-	21,970,817	$89	2,038,466	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042
Tax withholding (net settlement redemption) related to vesting of restricted stock	—	—	(3,362)	—	—	—	(192)	—	—	—	(192)	—	(192)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(3,454)	—	—	—	(3,454)	—	(3,454)	—	3,454
Par value adjustment due to Reverse Stock Split	—		—	(67)	—	(6)	72	—	—	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(117)	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.60 per share)	—	—	—	—	—	—	—	(14,222)	—	—	(14,222)	—	(14,222)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,211)	(2,211)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(181)	(181)	—	—
Issuance of shares for distribution reinvestment plan		—	50,911	—	5,682	—	3,452	—	—	—	3,452	—	3,452
Equity based compensation expense	—	—	—	—	—	—	95	—	—	—	95	1,150	1,245	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(8,405)	—	(8,405)	—	(8,405)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(684)	(684)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	181	181	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	33	33	6	39	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	—	—	96	96	13	109	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	—	—	(134)	(134)	(20)	(154)	—	—
Balance as of March 31, 2025	-	$-	22,018,249	$22	2,044,148	$2	$895,091	$(396,382)	$(194,054)	$(1,713)	$302,966	$85,104	$388,070	$196,356	$65,496

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(5,456)	$(1,640)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,693	13,657
Change in deferred tax assets and liabilities	263	218
Accretion of fair market value adjustment of secured debt	204	3
Amortization of debt issuance costs	1,072	802
Loss on extinguishment of debt	789	471
Equity based compensation expense	1,245	1,134
Non-cash adjustment from equity method investments in JV Properties	242	329
Non-cash adjustment from equity method investments in Managed REITs	215	452
Accretion of financing fee revenues	(96)	(34)
Unrealized foreign currency and derivative (gains) losses	(227)	272
Sponsor funding reduction	245	181
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	556	648
Accounts payable and accrued liabilities	1,580	2,814
Managed REITs receivables	(6,765)	(4,896)
Due to affiliates	(10)	—
Net cash provided by operating activities	10,550	14,411
Cash flows from investing activities:
Purchase of real estate	(80,497)	—
Additions to real estate	(738)	(1,314)
Deposits on acquisition of real estate	(1,045)	(637)
Insurance proceeds on insured property damage	3,039	—
Capital distributions from Managed REITs	151	153
Investments in unconsolidated JV Properties	(832)	(1,413)
SSGT III Promissory Note repayment	7,000	—
SSGT III Bridge Loan repayment	2,919	—
SSGT III Mezzanine Loan repayment	—	3,000
Purchase of SST VI Subordinated Class C Units	(294)	(360)
Purchase of other assets	(12)	(38)
Net cash used in investing activities	(70,309)	(609)
Cash flows from financing activities:
Payment of deferred offering costs	(540)	—
Gross proceeds from issuance of non-credit facility debt	74,800	55,590
Repayment of non-credit facility debt	(49,846)	—
Scheduled principal payments on non-credit facility debt	(824)	(681)
Proceeds from issuance of credit facility debt	64,000	576,000
Repayment of credit facility debt	—	(623,808)
Debt defeasance costs	(754)	—
Debt issuance costs	(300)	(9,046)
Redemption of common stock	—	(4,165)
Payment of payroll withholding tax on stock vesting	(192)	(219)
Distributions paid to preferred stockholders	(3,400)	(3,151)
Distributions paid to common stockholders	(10,785)	(8,807)
Distributions paid to noncontrolling interests in our OP	(1,606)	(2,304)
Distributions paid to other noncontrolling interests	(181)	(119)
Net cash provided by (used in) financing activities	70,372	(20,710)
Impact of foreign exchange rate changes on cash and restricted cash	(29)	(448)
Change in cash, cash equivalents, and restricted cash	10,584	(7,356)
Cash, cash equivalents, and restricted cash beginning of year	29,301	53,427
Cash, cash equivalents, and restricted cash end of period	$39,885	$46,071

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Amounts in thousands)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$18,182	$13,512
Cash paid for income taxes	$231	$—
Supplemental disclosure of noncash activities:
Distributions payable	$9,898	$8,882
Deferred offering costs included in accounts payable and accrued liabilities	$908	$—
Real estate and construction in process included in accounts payable and accrued liabilities	$837	$1,961
Issuance of shares pursuant to distribution reinvestment plan	$3,452	$5,694
Redemption of common stock included in accounts payable and accrued liabilities	$—	$8,439
Retirement of assets due to casualty loss	$—	$731

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of March 31, 2025, we wholly-owned 164 self storage facilities located in 20 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, Washington, and Wisconsin), the District of Columbia, and Canada.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”) and Strategic Storage Trust X, a private net asset value REIT launched in January 2025, ("SST X" and together with SST VI and SSGT III, the “Managed REITs” or, the "Managed REIT Platform").

We operate the properties owned by the Managed REITs, which together with one other self storage property we manage, as of March 31, 2025, represented 44 operating properties and approximately 34,000 units and 3.9 million rentable square feet. Through our Managed REIT Platform, we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of March 31, 2025, we owned approximately 88% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 12% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and affiliates of Select Capital Corporation, the former dealer manager of our offering (the “Former Dealer Manager”). As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

On March 12, 2025, our board of directors (the “Board”), upon recommendation of our Nominating and Corporate Governance Committee, approved an Estimated Per Share Net Asset Value (“NAV”) of our common stock of $58.00 for our Class A Common Stock and Class T Common Stock (defined below) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2024.

On March 20, 2025, we effected a one-for-four reverse stock split (the “Reverse Stock Split”) of each issued and outstanding share of Class A common stock (“Class A Common Stock”), $0.001 par value per share, and Class T Common Stock (“Class T Common Stock”), $0.001 par value per share. Concurrently with the Reverse Stock Split, we also effected a corresponding one-for-four reverse unit split (together with the Reverse Stock Split, the “Reverse Equity Splits”) of units of SmartStop OP, L.P., our operating partnership (the “Operating Partnership”). As a result of the Reverse Equity Splits, every four shares of our common stock and every four Operating Partnership units that were issued and outstanding as of the date of the Reverse Equity Splits were automatically changed into one issued and outstanding share of common stock or one issued and outstanding Operating Partnership unit, as applicable, rounded to the nearest 1/1000th share or Operating Partnership unit. The reverse stock and unit splits impacted all classes of common stock and operating partnership units proportionately and resulted in no impact on any stockholder's or limited partner's percentage ownership of all issued and outstanding common stock or operating partnership units. In connection with the reverse equity splits, the number of shares of common stock and operating partnership units underlying the outstanding share-based awards were also proportionally reduced.

Immediately after the reverse stock split described above, we reclassified and designated 225,000,000 authorized but unissued shares of Class A Common Stock and 340,000,000 authorized but unissued shares of Class T Common Stock as authorized but unissued shares of common stock, $0.001 par value per share (the “Reclassification”), without any designation

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

as to class or series. As a result, the Company had 565,000,000 shares of unclassified common stock, $0.001 par value per share, authorized but unissued.

On April 1, 2025 we executed our underwriting agreement, and on April 3, 2025, we closed our registered underwritten public offering (the “Underwritten Public Offering”) of 27,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”), at an initial price of $30.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission ("SEC") on Form S-11 (File No. 333-264449) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”). These shares are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "SMA". The underwriters also exercised an overallotment option to purchase 4,050,000 additional shares of Common Stock on April 3, 2025. Certain of our directors, officers, and employees, and friends and family members of certain of our directors, officers, and employees were able to and did purchase shares through us or our underwriters at the public offering price of $30.00 per share. Under this program, officers and directors purchased 31,500 shares. The gross and net proceeds of our Underwritten Public Offering were approximately $931.5 million and $875.6 million, respectively.

On October 1, 2025, which is the six-month anniversary of the listing of our common stock for trading on the New York Stock Exchange, each share of Class A Common Stock and share of Class T Common Stock will automatically, and without any stockholder action, convert into one share of listed Common Stock.

From January 2014 through January 2017, we conducted multiple offerings for sales of shares to the public through multiple registration statements and sold approximately $493 million in Class A Common Stock and $73 million of Class T Common Stock, excluding shares sold pursuant to our distribution reinvestment plan, as described below.

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan. On May 14, 2024, we filed a new Registration Statement on Form S-3 with the SEC which registered up to an additional 1,125,000 Class A Shares and 125,000 Class T Shares under our distribution reinvestment plan (our “DRP Offering”).

As of March 31, 2025, we had sold approximately 2.7 million of Class A Common Stock and approximately 0.3 million of Class T Common Stock through our distribution reinvestment plan, of which, approximately 188,000 Class A Shares and approximately 21,000 Class T Shares were sold under our current DRP Offering. The DRP Offering was terminated on May 1, 2025. See Note 12 – Commitments and Contingencies for additional information on our DRP.

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

Reverse Equity Splits

As applicable and unless otherwise indicated, the consolidated financial statements and accompanying footnotes give effect to the retrospective effect to the Reverse Equity Splits as described above in Note 1 to the notes to the consolidated financial statements.

Underwritten Public Offering Costs

Deferred costs pertaining to the Underwritten Public Offering as of March 31, 2025 were recorded in Other assets, net in our consolidated balance sheets, and will be offset against the Underwritten Public Offering proceeds and reclassified as a component of additional paid-in capital in our consolidated balance sheets upon the consummation of the Underwritten Public Offering in April 2025. We incurred other transaction costs related to our Underwritten Public Offering activities but

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

were not directly attributable to our equity raise, and therefore were not capitalized, such costs were included within the General and administrative expenses line item in our consolidated statements of operations.

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

As of March 31, 2025 and December 31, 2024, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, our Nantucket Joint Venture (as defined below), and our equity investments in the Managed REIT's, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information). Our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI and SSGT III are consolidated.

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

Investments in and Advances to Managed REITs

As of March 31, 2025 and December 31, 2024, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

We record the interest and related financing fees on our debt investments on the accrual basis and such income is included in Interest income within the consolidated statements of operations included herein. While we do make loans periodically, we do not consider that to be part of our primary operating activity, and therefore do not report income from loans as operating income.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

See Note 10 – Related Party Transactions for additional information.

Noncontrolling Interests in Consolidated Entities

We account for the noncontrolling interests in our Operating Partnership and the noncontrolling interests in SST VI Advisor and our Tenant Protection Programs joint ventures with SST VI and SSGT III in accordance with the related accounting guidance.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $3.3 million and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2025 and 2024, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2025 and 2024, our property acquisitions did not meet the definition of a business. To date, our acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended March 31, 2025 and 2024, we expensed approximately $203,000 and $71,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2025 and 2024, no real property asset impairment losses were recognized.

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

As of March 31, 2025 and December 31, 2024, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. During the year ended December 31, 2024, the “Strategic Storage®” trademark, a definite lived trademark, became fully amortized.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

March 31, 2025

(Unaudited)

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

Balance as of December 31, 2023	$3,493
Amounts incurred	1,210
Recorded sponsor funding reduction	(844)
Balance as of December 31, 2024	$3,859
Amounts incurred	$189
Recorded sponsor funding reduction	(245)
Balance as of March 31, 2025	$3,803

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2025 and December 31, 2024, approximately $0.9 million and $0.8 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense.

We incurred advertising costs of approximately $1.4 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, within property operating expenses, and approximately $0.5 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, within general and administrative.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of March 31, 2025, the gross amount of the intangible assets was approximately $89.7 million, and accumulated amortization was approximately $81.2 million. As of December 31, 2024, the gross amount of the intangible assets was approximately $86.4 million, and accumulated amortization was approximately $79.6 million. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2025, 2026, 2027, 2028, and thereafter is approximately $4.9 million, $2.8 million, $0.1 million, $0.1 million, and $0.6 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $8.5 million was approximately 2.3 years as of March 31, 2025.

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

March 31, 2025

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

As of March 31, 2025 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.7 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $3.4 million. As of December 31, 2024, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.4 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.6 million.

As of March 31, 2025, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $5.9 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.9 million. As of December 31, 2024, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.4 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.0 million.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a loss of approximately $4,000 and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Redeemable Common Stock

From our inception until April 29, 2025, we maintained a share redemption program (“SRP”) that enabled stockholders to sell their shares to us in limited circumstances.

We evaluated the terms of our SRP, and we classified amounts that were redeemable under the SRP as redeemable common stock in the accompanying consolidated balance sheets. The maximum amount of redeemable shares under our SRP was limited to the net proceeds from the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan were considered to be temporary equity and were presented as redeemable common stock in the accompanying consolidated balance sheets.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. When we determined that we had a mandatory obligation to repurchase shares under the SRP, we reclassified such obligations from temporary equity to a liability based upon their respective settlement values.

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

March 31, 2025

(Unaudited)

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

March 31, 2025

(Unaudited)

The carrying amounts of cash and cash equivalents, restricted cash, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2025 and December 31, 2024, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$487,000	$504,236	$531,400	$554,348

During the three months ended March 31, 2025 and 2024, we held interest rate cash flow hedges and foreign currency net investment and cash flow hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2025, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The tables below present the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

	Fair Value Measurements at March 31, 2025 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Interest Rate Derivatives
Other assets	$—	$2,158	$—
Accounts payable and accrued liabilities	$—	$8,225	$—
Foreign Currency Hedges
Other assets		$5,102
Accounts payable and accrued liabilities	$—	$18	$—

	Fair Value Measurements at December 31, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Interest Rate Derivatives
Other assets	$—	$1,523	$—
Accounts payable and accrued liabilities	$—	$6,591	$—
Foreign Currency Hedges
Other assets	$—	$4,667	$—
Accounts payable and accrued liabilities	$—	$39	$—

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

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not equal net income as calculated in accordance with GAAP).

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

March 31, 2025

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the three months ended March 31, 2025, approximately 21.8%, 21.4%, and 9.2% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 9 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classify our Series A Convertible Preferred Stock (as defined in Note 6 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. Per the original terms of our Series A Convertible Preferred Stock, it could be redeemed by us on or after the fifth anniversary of its issuance (October 29, 2024), or if certain events occur, such as

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we did not maintain our REIT status the holder could require redemption. As the shares were contingently redeemable, and under certain circumstances not solely within our control, we classified our Series A Convertible Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series A Convertible Preferred Stock should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

Our Series A Convertible Preferred Stock was redeemed on April 4, 2025, with proceeds from our Underwritten Public Offering. See Note 6 – Preferred Equity for additional information.

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

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(5,456)	$(1,640)
Net loss attributable to noncontrolling interests	503	100
Net loss attributable to SmartStop Self Storage REIT, Inc.	(4,953)	(1,540)
Less: Distributions to preferred stockholders	(3,452)	(3,108)
Less: Distributions to participating securities	(117)	(114)
Net loss attributable to common stockholders - basic:	(8,522)	(4,762)
Net loss attributable to common stockholders - diluted:	$(8,522)	$(4,762)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	24,018,553	24,207,976
Average number of common shares outstanding - diluted	24,018,553	24,207,976
Earnings per common share:
Basic	$(0.35)	$(0.20)
Diluted	$(0.35)	$(0.20)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

	For the Three Months Ended March 31,
	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	4,690,432	4,690,432
Class A and Class A-1 OP Units	3,375,330	3,281,961
Unvested LTIP Units	68,135	81,148
Unvested restricted stock awards	4,889	3,340
	8,138,786	8,056,881

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for annual periods beginning after December 15, 2024. Upon adoption, we do not anticipate that this ASU will have a material impact on our consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Topic 220).” The guidance in ASU 2024-03 was issued to provide investors with more disaggregated information about an entity’s expenses. In January 2025, the FASB issued ASU 2025-01 for the sole purpose of clarifying the effective date of ASU 2024-03. The amendment becomes effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact upon adoption of the new standard on our consolidated financial statements or related disclosures.

Note 3. Real Estate

The following summarizes the activity in real estate facilities during the three months ended March 31, 2025 (in thousands):

Real estate
Balance at December 31, 2024	$2,091,196
Impact of foreign exchange rate changes and other	239
Improvements and additions	4,963
Acquisitions	79,206
Balance at March 31, 2025	$2,175,604
Accumulated depreciation
Balance at December 31, 2024	$(305,132)
Depreciation expense	(14,741)
Impact of foreign exchange rate changes and other	(32)
Balance at March 31, 2025	$(319,905)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Self Storage Facility Acquisitions

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

On February 20, 2025, we purchased a self storage facility located in Murfreesboro, Tennessee (the "Murfreesboro Property"). The purchase price for the Murfreesboro Property was approximately $7.9 million, plus closing costs. This acquisition was funded with proceeds drawn from the Credit Facility.

The following table summarizes the purchase price allocations for the real estate related assets acquired during the three months ended March 31, 2025 (in thousands):

Acquisition	Acquisition Date	Occupancy Upon Acquisition(1)	Real Estate Assets	Intangibles	Total (2)	2025 Revenue(3)	2025 Segment Operating Income(3)(4)
Hillside	1/7/2025	89%	$34,556	$1,388	$35,944	$581	$384
Clifton	1/7/2025	93%	37,072	1,575	38,647	661	466
Murfreesboro	2/20/2025	89%	7,578	329	7,907	79	43
			$79,206	$3,292	$82,498	$1,321	$893

(1) Represents the approximate occupancy percentage of the property at the time of acquisition.

(2) The allocation noted above is based on a determination of the relative fair value of the total consideration provided and represents the amount paid including capitalized acquisition costs.

(3) The operating results of the self storage properties acquired have been included in our consolidated statements of operations since their acquisition dates.

(4) Segment operating income excludes corporate general and administrative expenses, interest expense, depreciation, amortization and acquisition related expenses.

Potential Acquisitions

As of May 9, 2025, we, through our wholly-owned subsidiaries, were party to four purchase and sale agreements with unaffiliated third parties for the acquisition of nine self storage facilities or development sites located in the United States and Canada. The total purchase price for these properties and sites is approximately $157.8 million, plus closing costs. We plan to close on six of the properties, totaling approximately 489,800 net rentable square feet and a combined purchase price of $120.8 million, with the remaining assets to be acquired by one of the Managed REITs. There can be no assurance that we will complete these acquisitions. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $1.8 million as a result.

We may assign some or all of the above purchase and sale agreements to one or more of our Managed REITs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 4. Investments in Unconsolidated Real Estate Ventures

Nantucket Joint Venture

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the "Nantucket Joint Venture"). On such date we agreed to purchase a minority ownership in the property of approximately 38%, and immediately funded approximately $4.9 million. Upon completion of development, we expect to serve as property manager of the self storage property. This investment is accounted for pursuant to the equity method of accounting as we have the ability to exercise influence, but not control. As of March 31, 2025, and December 31, 2024, the carrying value of this investment was approximately $6.0 million and $6.0 million, respectively.

On April 11, 2025, we funded an additional approximately $0.3 million, which represented the remaining unfunded capital commitment in connection with this joint venture arrangement.

SmartCentres Joint Ventures

We are party to joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own eleven joint venture properties, ten of which were operational as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, we recorded net aggregate loss of approximately $0.2 million and $0.3 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the “Canadian JV Properties”) (in thousands):

Canadian JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of March 31, 2025	Carrying Value of Investment as of December 31, 2024
Dupont (1)(6)	October 2019	$3,322	$3,358
East York (2)(6)	June 2020	4,997	4,945
Brampton (2)(6)	November 2020	1,542	1,533
Vaughan (2)(6)	January 2021	2,015	2,019
Oshawa (2)(6)	August 2021	930	938
Scarborough (2)(5)	November 2021	2,009	1,969
Aurora (1)(5)	December 2022	1,909	1,935
Kingspoint (2)(5)	March 2023	3,263	3,299
Whitby (4)	January 2024	7,673	7,661
Markham (1)(7)	May 2024	2,440	2,470
Regent (3)	Under Development	3,373	2,655
		$33,473	$32,782

(1)
These joint venture properties were acquired through our merger with Strategic Storage Growth Trust II, Inc., which closed on June 1, 2022.
(2)
These joint venture properties were acquired through our merger with Strategic Storage Trust IV, Inc., which closed on March 17, 2021.
(3)
This property was occupied pursuant to a single tenant industrial lease until October 2024. The property is under development to become a self storage facility in the future.
(4)
This property was acquired on January 12, 2023 in connection with a purchase agreement assumed in our merger with Strategic Storage Growth Trust II, Inc., which closed on June 1, 2022.
(5)
These properties are encumbered by first mortgages pursuant to the RBC JV Term Loan II (defined below).
(6)
These properties are encumbered by first mortgages pursuant to the RBC JV Term Loan (defined below).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

(7)
This property is encumbered by a first mortgage pursuant to the SmartCentres Financings (defined below).

As of March 31, 2025, we had ownership interests in the eleven Canadian JV Properties, and one unconsolidated real estate development project in Nantucket, Massachusetts, the Nantucket Joint Venture, collectively (the "JV Properties").

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

As of March 31, 2025, there was approximately $46.0 million CAD or approximately $32.0 million USD outstanding on the RBC JV Term Loan II.

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

March 31, 2025

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

As of March 31, 2025, $70.0 million CAD or approximately $48.8 million in USD, was outstanding on the RBC JV Term Loan.

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

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each Canadian JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of March 31, 2025, the joint ventures were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of March 31, 2025, the total interest rate was approximately 5.8%.

As of March 31, 2025, approximately $19.0 million CAD or approximately $13.2 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2024, approximately $18.7 million CAD or approximately $13.0 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the Canadian JV Properties.

Note 5. Debt

Our debt is summarized as follows (in thousands):

Loan	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date
2025 KeyBank Acquisition Facility	$175,000	$100,200	7.26%	11/19/2025
KeyBank CMBS Loan(1)	88,763	89,240	3.89%	8/1/2026
Ladera Office Loan	3,711	3,736	4.29%	11/1/2026
Credit Facility	678,831	614,831	6.36%	2/22/2027
2027 NBC Loan (5) (6)	51,237	51,425	5.27%	3/7/2027
2027 Ladera Ranch Loan	42,000	42,000	5.00%	12/5/2027
2028 Canadian Term Loan (5) (7)	76,626	76,527	6.41%	12/1/2028
CMBS Loan(3)	104,000	104,000	5.00%	2/1/2029
SST IV CMBS Loan (4)	40,500	40,500	3.56%	2/1/2030
2032 Private Placement Notes	150,000	150,000	5.28%	4/19/2032
KeyBank Florida CMBS Loan(2)	—	49,915
Discount on secured debt, net	(1,365)	(1,570)
Debt issuance costs, net	(3,040)	(3,369)
Total debt	$1,406,263	$1,317,435

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

March 31, 2025

(Unaudited)

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
(7)
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

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of March 31, 2025 was approximately 5.9%. We are subject to certain restrictive covenants, relating to the outstanding debt, and as of March 31, 2025, we were in compliance with all such covenants.

2027 Ladera Ranch Loan

On December 20, 2024, in connection with our acquisition of the Ladera Ranch Property from Extra Space Storage, we, through a wholly-owned subsidiary, entered into a loan with Extra Space Storage LP, as lender, with a loan amount of $42.0 million (the "2027 Ladera Ranch Loan"). The loan is interest only with a fixed rate of 5.0% per annum, has a maturity date of December 5, 2027, and is secured by the Ladera Ranch Property. An origination fee of 3.0% or approximately $1.3 million was paid at closing. We also provided a non-recourse guaranty to Extra Space Storage LP in connection with this loan.

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

The 2025 KeyBank Acquisition Facility was originally due on November 19, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Amounts borrowed under the 2025 KeyBank Acquisition Facility bore interest based on the type of borrowing (either Base Rate Loans, Daily Simple SOFR Loans, or Term SOFR Loans, each as defined in the 2025 KeyBank Acquisition Facility). Base Rate Loans bore interest at the lesser of (x) the Base Rate (as defined in the 2025 KeyBank Acquisition Facility) plus the applicable rate, or (y) the maximum rate. Daily Simple SOFR Loans bore interest at the lesser of (a) Adjusted Daily Simple SOFR (as defined in the 2025 KeyBank Acquisition Facility) plus the applicable rate, or (b) the maximum rate. Term SOFR Loans bore interest at the lesser of (a) Term SOFR (as defined in the 2025 KeyBank Acquisition Facility) for the interest period in effect plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate is (i) prior to the extension period, if any (A) 275 basis points for Daily Simple SOFR Loans and Term SOFR Loans and (B) 175 basis points for Base Rate Loans, and (ii) after the extension period, if any (A) 325 basis points for Daily Simple SOFR Loans and Term SOFR Loans and (B) 225 basis points for Base Rate Loans. The initial advance under the 2025 KeyBank Acquisition Facility was a Daily Simple SOFR Loan that bore interest at 275 basis points over Adjusted Daily Simple SOFR.

The 2025 KeyBank Acquisition Facility was fully recourse, jointly and severally, to us, the borrower, and certain of our subsidiaries (each, a “Subsidiary Guarantor”).

The 2025 KeyBank Acquisition Facility was initially secured by: (i) a pledge of equity interests in each Subsidiary Guarantor and (ii) a pledge of all net proceeds from any capital event of us or our subsidiaries, which includes equity issuances, sales of properties and refinancing of indebtedness.

The 2025 KeyBank Acquisition Facility contained certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default.

On April 4, 2025, we fully repaid the 2025 KeyBank Acquisition Facility, including accrued interest, using proceeds from the Underwritten Public Offering which closed on April 3, 2025.

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

The aggregate commitment of the Credit Facility was originally $650 million. The Borrower may increase the commitment amount available under the Credit Facility by an additional $850 million, for a total potential maximum aggregate amount of $1.5 billion, subject to certain conditions. On February 4, 2025, we exercised the accordion rights under the Credit Facility to increase commitments by $50 million to a total of $700 million. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $25 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the Credit Facility. Borrowings under the Credit Facility may be in either USD or CAD. Upon the closing of the Credit Facility, we immediately drew down an aggregate amount of $576 million, which was used primarily to pay off the amounts outstanding under the Credit Facility.

The maturity date of the Credit Facility is February 22, 2027, subject to a one-year extension option, subject to the payment of an extension fee of 0.20% on the aggregate amount of the then-outstanding revolving commitments for such extension, and it may be prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

Amounts borrowed under the Credit Facility bear interest based on the type of borrowing (either Base Rate Loans, Daily Simple SOFR Loans, Term SOFR Loans or CORRA Loans, each as defined in the Credit Facility). Base Rate Loans bear interest at the lesser of (x) the Base Rate (as defined in the Credit Facility) plus the applicable rate, or (y) the maximum rate. Daily Simple SOFR Loans bear interest at the lesser of (a) Adjusted Daily Simple SOFR (as defined in the Credit Facility) plus the applicable rate, or (b) the maximum rate. Term SOFR Loans bear interest at the lesser of (a) Term SOFR (as defined in the Credit Facility) for the interest period in effect plus the applicable rate, or (b) the maximum rate. CORRA Loans bear interest at the lesser of (a) Adjusted Daily Simple CORRA (as defined in the Credit Facility) plus the applicable rate, or (b) the maximum rate. The corresponding applicable rate varies between (i) prior to a Security Interest Termination Event (defined below), 165 basis points to 230 basis points for Daily Simple SOFR Loans, Term SOFR Loans and CORRA Loans and between 65 basis points and 130 basis points for Base Rate Loans, in each case of this clause (i), depending on the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

consolidated leverage ratio of the Company and (ii) following a Security Interest Termination Event, 140 basis points to 225 basis points for Daily Simple SOFR Loans, Term SOFR Loans and CORRA Loans and between 40 basis points and 125 basis points for Base Rate Loans, in each case of this clause (ii), depending on the consolidated capitalization rate leverage ratio of the Company. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event has occurred.

As of March 31, 2025, borrowings under the Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the Credit Facility incurs interest is subject to increase based on the consolidated leverage ratio. There are five leverage tiers under the Credit Facility, with the highest tier limited to a maximum leverage of 60% and a maximum spread of 230 basis points on the Credit Facility. During the three months ended March 31, 2025, our consolidated leverage ratio was within the second leverage tier, and this loan incurred interest at daily simple SOFR plus a spread of 1.85% and the SOFR Index Adjustment of 0.10%. As of March 31, 2025, the consolidated leverage ratio was within the third leverage tier.

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

The Credit Facility was initially secured by a pledge of equity interests in the Subsidiary Guarantors. However, upon the achievement of certain security interest termination conditions, the pledges shall be released and the Credit Facility shall become unsecured (the “Security Interest Termination Event”). The Security Interest Termination Event occurs at the Borrower’s election, once the Borrower satisfies all of the following security interest termination conditions: (i) a fixed charge coverage ratio of no less than 1.50:1.00; (ii) an unsecured interest coverage ratio of not less than 2.00:1.00; (iii) a consolidated capitalization rate leverage ratio of not greater than 60%; and (iv) a secured debt ratio of no greater than 40%. Following the occurrence of the Security Interest Termination Event, certain terms and conditions of the Credit Facility are modified, including, but not limited to: (i) in certain circumstances, a reduction in the applicable rate under the Credit Facility, (ii) the modification or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of us, Borrower or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the Credit Facility. The outstanding 2032 Private Placement Notes previously issued by us remain pari passu with the Credit Facility.

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

During the three months ended March 31, 2025, we borrowed an additional $64.0 million in order to defease the KeyBank Florida CMBS Loan, acquire the Murfreesboro Property, and to fund other general corporate activities.

During the three months ended March 31, 2025, five properties were added to the borrowing base of the Credit Facility, and the one property was removed.

As of March 31, 2025, 97 of our wholly-owned properties were encumbered by the Credit Facility, and we had borrowed approximately $679 million of the $700 million maximum potential current commitment of the Credit Facility. The availability of the Credit Facility is subject to certain calculations, including a debt service coverage ratio (“DSCR”) calculation which utilizes prevailing treasury rates within the calculation.

On April 4, 2025, we paid down approximately $472.1 million on the Credit Facility, using proceeds from the Underwritten Public Offering which closed on April 3, 2025.

On April 11, 2025, we reduced the total commitment available to us under the Credit Facility from $700 million to $600 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

In early April 2025, we notified KeyBank and the holders of our 2032 Private Placement Notes that we had achieved the Security Interest Termination Conditions set forth in the credit agreement and the Note Purchase Agreement, as amended, respectively (collectively, the “Debt Agreements”). The Credit Facility and the 2032 Private Placement Notes were initially secured by a pledge of equity interests in the Subsidiary Guarantors. However, as a result of the foregoing notification, on April 17, 2025, KeyBank released the pledges of the Subsidiary Guarantors pursuant to the Debt Agreements, and each of the Credit Facility and the 2032 Private Placement Notes, respectively, became unsecured (the “Security Interest Termination Event”). As a result of the occurrence of the Security Interest Termination Event, certain terms and conditions of the Credit Facility and the 2032 Private Placement Notes took immediate effect, including, but not limited to: (i) in certain circumstances, a reduction in the applicable rate under the Credit Facility, (ii) the adjustment or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of the Company, Borrower or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the Credit Facility.

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

The 2027 NBC Loan has a maturity date of March 7, 2027, which may be extended for additional one-year periods in the discretion of the lenders. The 2027 NBC Loan carries a variable interest rate based on either the Canadian Overnight Repo Rate Average (“CORRA”) or the Canadian Prime Rate. As of March 31, 2025, borrowings under the 2027 NBC Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%.

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

March 31, 2025

(Unaudited)

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

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that were substantially similar to the Former Credit Facility (defined below). The 2032 Private Placement Notes were issued on a pari passu basis with the previously existing Credit Facility, and are pari passu with the Credit Facility. As such, the Company and Subsidiary Guarantors fully and unconditionally guarantee the Operating Partnership’s obligations under the 2032 Private Placement Notes. The 2032 Private Placement Notes were initially secured by a pledge of equity interests in the Subsidiary Guarantors on similar terms as the Former Credit Facility.

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

The initial aggregate amount of the Former Credit Facility was $500 million, which consisted of a $250 million revolving credit facility (the “Credit Facility Revolver”) and a $250 million term loan (the “Former Credit Facility Term Loan”).

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

The Former Credit Facility was repaid in full on February 22, 2024 in connection with the establishment of the Credit Facility.

The following table presents the future principal payments required on outstanding debt as of March 31, 2025 (in thousands):

2025	$177,245
2026	93,266
2027	771,805
2028	73,852
2029	104,000
2030 and thereafter	190,500
Total payments	1,410,668
Discount on secured debt	(1,365)
Debt issuance costs, net	(3,040)
Total	$1,406,263

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

In connection with the net proceeds we received from the Underwritten Public Offering, on April 4, 2025, we fully repaid the balance of the 2025 KeyBank Acquisition Facility of $175.0 million, as well as accrued and unpaid interest. Similarly, on such date, we also paid down approximately $472.1 million on the Credit Facility.

The following table presents the future principal payments required on outstanding debt as of April 4, 2025 (in thousands):

2025	$2,087
2026	93,266
2027	299,749
2028	73,852
2029	104,000
2030 and thereafter	190,500
Total payments	$763,454

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

The shares of Series A Convertible Preferred Stock ranked senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock were initially equal to a rate of 6.25% per annum. The dividend rate increased by an additional 0.75% per annum to an aggregate of 7.0% per annum on October 29, 2024. The dividends were payable in arrears for the prior calendar quarter on or before the 15th day of March, June, September and December of each year.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Preferred Stock were entitled to receive a payment equal to the greater of (i) aggregate purchase price of all outstanding Preferred Shares, plus any accrued and unpaid dividends (the “Liquidation Amount”) and (ii) the amount that would have been payable had the Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to such liquidation.

Subject to certain additional redemption rights, as described herein, we had the right to redeem the Series A Convertible Preferred Stock for cash. The amount of such redemption will be equal to the Liquidation Amount. Upon the listing of our common stock on a national securities exchange (the “Listing”), we had the right to redeem any or all outstanding Series A Convertible Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had such Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to the Listing, and then all of such Preferred Shares were sold in the Listing, or (ii) the Liquidation Amount. In addition, subject to certain cure provisions, if we failed to maintain our status as a real estate investment trust, the holders of Series A Convertible Preferred Stock had the right to require us to repurchase the Series A Convertible Preferred Stock at an amount equal to the Liquidation Amount with no Premium Amount.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Subject to our redemption rights in the event of a listing or change of control described above, the holders of Series A Convertible Preferred Stock had the right to convert any or all of the Series A Convertible Preferred Stock held by such holders into common stock at a rate per share equal to the quotient obtained by dividing the Liquidation Amount by the conversion price. The conversion price was $42.64, as may be adjusted in connection with stock splits, stock dividends and other similar transactions.

As of March 31, 2025, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.5 million, which consisted of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.5 million of accumulated and unpaid distributions.

As of December 31, 2024, there were 200,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $203.4 million, which consisted of $150 million from the Initial Closing, $50 million from a closing on October 26, 2020 and approximately $3.4 million of accumulated and unpaid distributions.

In connection with the Underwritten Public Offering, discussed in Note 1, all issued and outstanding shares of our Series A Convertible Preferred Stock were redeemed on April 4, 2025, using net proceeds from our Underwritten Public Offering which closed on April 3, 2025. We paid the liquidation amount of approximately $203.6 million, which included approximately $3.6 million of accumulated and unpaid distributions.

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

On May 1, 2024, to hedge our exposure to potentially rising interest rates, we entered into three SOFR interest rate caps for a total of approximately $8.2 million, which hedge approximately $400 million of notional exposure. We initially deferred payment for these SOFR interest rate caps, and recorded these interest rate caps net of the remaining amount of such deferred payment liability on our balance sheet. On April 8, 2025, in connection with our principal paydown on the Credit Facility, we terminated two of these three SOFR caps, and paid approximately $3.5 million.

On December 30, 2024, in relation to the outstanding balance on our 2025 KeyBank Acquisition Facility, we entered into a SOFR interest rate cap, which capped SOFR at 1.25% until maturity on July 1, 2025 for a notional amount of $100.2 million. The total cost for this interest rate cap was approximately $1.5 million, which was due and paid on January 2, 2025. In connection with our full repayment of the 2025 KeyBank Acquisition Facility, we terminated this cap on April 7, 2025, receiving a termination payment of approximately $0.7 million.

On March 4, 2025, in relation to the outstanding balance on our 2025 KeyBank Acquisition Facility, we entered into a SOFR interest rate cap, which capped SOFR at 1.25% until maturity on September 1, 2025 for a notional amount of $74.8 million. The total cost for this interest rate cap was approximately $1.2 million, which was due and paid on March 6, 2025. In

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

connection with our full repayment of the 2025 KeyBank Acquisition Facility, we terminated this cap on April 7, 2025, receiving a termination payment of approximately $0.9 million.

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

The change in the value of the portion of our settled and unsettled foreign currency forwards that are not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a gain of approximately $0.3 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

On April 12, 2024 we entered into a foreign currency net investment hedge with a notional amount of $136.5 million CAD at a strike rate of 1.3648, which matured on April 11, 2025.

On December 30, 2024, in an effort to hedge the cash generated at our Canadian properties, we entered into four new foreign currency forwards; (i) one such hedge had a notional amount of $2.8 million CAD at a strike rate of 1.4412, and matured on February 27, 2025, (ii) the second hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4363, maturing on May 27, 2025, (iii) the third hedge has a notional amount of $3.5 million CAD at a strike rate of 1.4312, maturing on August 27, 2025, (iv) the fourth hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4261, maturing on November 28, 2025.

On February 28, 2025, we entered into a similar hedge with a notional amount of $3.2 million CAD at a strike rate of 1.4217, maturing on February 27, 2026.

The following table summarizes the terms of our derivative financial instruments as of March 31, 2025 (dollars in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap (1)	$100,000	1.50%	May 1, 2024	May 1, 2025
SOFR Cap (1) (6)	$100,000	2.00%	July 1, 2024	July 1, 2025
SOFR Cap (4)	$100,200	1.25%	December 30, 2024	July 1, 2025
SOFR Cap(5)	$74,800	1.25%	March 1, 2025	September 1, 2025
SOFR Cap	$100,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap (2) (7)	$200,000	5.50%	December 2, 2024	December 1, 2026
CORRA Swap (3)	$73,553	3.93%	March 7, 2024	March 7, 2027
Foreign Currency Forwards:
CAD Forward (3)	$3,200	1.4217	February 28, 2025	February 26, 2026
CAD Forward (3) (8)	$136,476	1.3648	April 12, 2024	April 11, 2025
CAD Forward (3)	$3,300	1.4363	December 30, 2024	May 27, 2025
CAD Forward (3)	$3,500	1.4312	December 30, 2024	August 27, 2025
CAD Forward (3)	$3,300	1.4261	December 30, 2024	November 28, 2025

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

(1)
We deferred payment on this SOFR cap until its maturity.
(2)
We deferred payment on this SOFR cap until January 2, 2025, at which point, monthly payments became due on the first of each month until the date of its maturity.
(3)
Notional amounts shown are denominated in CAD.
(4)
On April 7, 2025, we terminated this SOFR cap, receiving approximately $0.7 million.
(5)
On April 7, 2025, we terminated this SOFR cap, receiving approximately $0.9 million.
(6)
On April 8, 2025, we terminated this SOFR cap, as such, we owed and paid approximately $2.7 million.
(7)
On April 8, 2025, we terminated this SOFR cap, as such, we owed and paid approximately $0.8 million.
(8)
On April 11, 2025, we settled this net investment hedge FX Forward and received approximately $2.6 million USD. We simultaneously entered into a new net investment hedge FX Forward for the same notional amount of $136,476,000 CAD, maturing on July 11, 2025.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2024 (dollars in thousands):

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

(1)
We initially deferred payment on this SOFR cap until its maturity.
(2)
We deferred payment on this SOFR cap until January 2, 2025, at which point, monthly payments became due on the first of each month until the date of its maturity.
(3)
Notional amounts shown are denominated in CAD.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	March 31, 2025	December 31, 2024
Interest Rate Derivatives
Other assets	$2,158	$1,523
Accounts payable and accrued liabilities (1)	$8,225	$6,591
Foreign Currency Hedges
Other assets	$5,102	$4,667
Accounts payable and accrued liabilities	$18	$39

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

(1) Included herein is approximately $8.1 million and $8.2 million in deferred payments on certain of our SOFR interest rate caps as of March 31, 2025 and December 31, 2024, respectively, as well as the fair value of the related SOFR interest rate caps, along with the value of our CORRA swap.

The following tables present the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented (in thousands):

	Gain (loss) recognized in OCI for the three months ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended March 31,
Type	2025	2024		2025	2024
Interest Rate Swaps	$(338)	$(60)	Interest expense	$(106)	$41
Interest Rate Caps	(24)	468	Interest expense	(103)	874
Foreign Currency Forwards	109	1,356	N/A	-	$—
	$(253)	$1,764		$(209)	$915

Based on the forward rates in effect as of March 31, 2025, we estimate that approximately $1.0 million related to our qualifying cash flow hedges will be reclassified to increase interest expense during the next 12 months.

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

The following is a summary of our income tax expense (benefit) for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31, 2025
	Federal	State	Canadian	Total
Current	$-	$17	$326	$343
Deferred	69	1	193	263
Total	$69	$18	$519	$606

	For the three months ended March 31, 2024
	Federal	State	Canadian	Total
Current	$-	$8	$116	$124
Deferred	68	3	147	218
Total	$68	$11	$263	$342

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	March 31, 2025	December 31, 2024
Deferred tax liabilities:
Intangible contract assets	$(3)	$(6)
Canadian real estate	(9,279)	(9,163)
Total deferred tax liability	(9,282)	(9,169)

Deferred tax assets:
Other	1,816	1,687
Canadian real estate and non-capital losses	7,473	7,729
Total deferred tax assets	9,289	9,416

Valuation allowance	(1,704)	(1,891)

Net deferred tax liabilities	$(1,697)	$(1,644)

The Canadian non-capital losses expire between 2032 and 2044. As of March 31, 2025 and December 31, 2024, the Company had Canadian non-capital loss carry forwards of approximately $19.2 million and $20.8 million, respectively. As of March 31, 2025 and December 31, 2024, we had a valuation allowance of approximately $1.7 million and $1.9 million, respectively, related to non-capital loss carry-forwards, non deductible interest expense carry forwards, and basis differences at certain of our Canadian properties.

As of March 31, 2025, we had no interest or penalties related to uncertain tax positions. In the United States, the tax years 2021-2023 remain open to examination, and in Canada, the tax years 2020-2023 remain open to examination, with possible extensions under certain conditions that would allow the years 2017-2023 to be open to examination.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Three Months Ended March 31, 2025
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$56,586	$—	$—	$56,586
Ancillary operating revenue	2,607	—	—	2,607
Managed REIT Platform revenue	—	4,113	—	4,113
Reimbursable costs from Managed REITs	—	2,143	—	2,143
Total revenues	59,193	6,256	—	65,449
Operating expenses:
Property operating expenses
Property taxes	6,468	—	—	6,468
Payroll	4,707	—	—	4,707
Advertising	1,477	—	—	1,477
Repairs & Maintenance	1,474	—	—	1,474
Utilities	1,506	—	—	1,506
Property Insurance	1,633	—	—	1,633
Administrative and professional	2,822	—	—	2,822
Total property operating expenses	20,087	—	—	20,087
Managed REIT Platform expense	—	1,234	—	1,234
Reimbursable costs from Managed REITs	—	2,143	—	2,143
Segment operating income	39,106	2,879	—	41,985
Other operating expenses:
General and administrative	—	—	7,850	7,850
Depreciation	14,831	—	263	15,094
Intangible amortization expense	1,599	—	—	1,599
Acquisition expenses	203	—	—	203
Total other operating expenses	16,633	—	8,113	24,746
Income (loss) from operations	22,473	2,879	(8,113)	17,239
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(242)	(242)
Equity in earnings (losses) from investments in Managed REITs	—	(215)	—	(215)
Other, net	169	—	285	454
Interest income	115	610	—	725
Interest expense	(21,982)	—	(40)	(22,022)
Loss on debt extinguishment	(789)	—	—	(789)
Income tax (expense) benefit	(316)	(68)	(222)	(606)
Net income (loss)	$(330)	$3,206	$(8,332)	$(5,456)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

	Three Months Ended March 31, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$50,469	$—	$—	$50,469
Ancillary operating revenue	2,193	—	—	2,193
Managed REIT Platform revenue	—	2,734	—	2,734
Reimbursable costs from Managed REITs	—	1,646	—	1,646
Total revenues	52,662	4,380	—	57,042
Operating expenses:
Property operating expenses
Property taxes	5,232	—	—	5,232
Payroll	4,256	—	—	4,256
Advertising	1,358	—	—	1,358
Repairs & Maintenance	1,426	—	—	1,426
Utilities	1,278	—	—	1,278
Property Insurance	1,277	—	—	1,277
Administrative and professional	2,563	—	—	2,563
Total property operating expenses	17,390	—	—	17,390
Managed REIT Platform expense	—	852	—	852
Reimbursable costs from Managed REITs	—	1,646	—	1,646
Segment operating income	35,272	1,882	—	37,154
Other operating expenses:
General and administrative	—	—	7,426	7,426
Depreciation	13,354	—	230	13,584
Intangible amortization expense	24	49	—	73
Acquisition expenses	71	—	—	71
Total other operating expenses	13,449	49	7,656	21,154
Income (loss) from operations	21,823	1,833	(7,656)	16,000
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(329)	(329)
Equity in earnings (losses) from investments in Managed REITs	—	(452)	—	(452)
Other, net	107	—	(283)	(176)
Interest income	234	450	—	684
Interest expense	(16,512)	—	(42)	(16,554)
Loss on debt extinguishment	(471)	—	—	(471)
Income tax (expense) benefit	(268)	(64)	(10)	(342)
Net income (loss)	$4,913	$1,767	$(8,320)	$(1,640)

The following table summarizes our total assets by segment (in thousands):

Segments	March 31, 2025	December 31, 2024
Self Storage(1)	$1,984,374	$1,915,303
Managed REIT Platform(2)	63,353	63,700
Corporate and Other	66,674	63,064
Total assets(3)	$2,114,401	$2,042,067

(1) Included in the assets of the Self Storage segment as of March 31, 2025 and December 31, 2024 was approximately $52.2 million of goodwill. Additionally, as of March 31, 2025 and December 31, 2024, there were no accumulated impairment charges to goodwill within the Self Storage segment.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

(2) Included in the assets of the Managed REIT Platform segment as of March 31, 2025 and December 31, 2024 was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3) Other than our investments in and advances to Managed REITs and our investments in JV Properties, substantially all of our investments in real estate facilities and intangible assets as well as our capital expenditures for the three months and year ended March 31, 2025 and December 31, 2024, respectively, were associated with our self storage platform. Please see Note 3 – Real Estate of the Notes to the Consolidated Financial Statements for additional detail.

As of March 31, 2025 and December 31, 2024, approximately $154 million, and $155 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three months ended March 31, 2025, and 2024, approximately $5.4 million, and $5.4 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of March 31, 2025 and December 31, 2024, approximately $33.5 million and $32.8 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the three months ended March 31, 2025 and 2024, approximately $0.2 million and $0.3 million of losses, respectively, relate to these JV Properties' operations in Canada.

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

As a result of the Self Administration Transaction, we became self-managed and succeeded to the advisory, asset management and property management businesses and certain joint ventures previously in place for us, and we acquired the internal capability to originate, structure and manage additional future self storage investment products which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. The transfer agent agreement described below was not impacted by the Self Administration Transaction.

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

Former Transfer Agent Agreement

SAM owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our former transfer agent (“Former Transfer Agent”), which is a registered transfer agent with the SEC. Pursuant to our transfer agent agreement, our Former Transfer Agent provided transfer agent and registrar services to us. These services were substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholder.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes such related party costs incurred and paid by us for the year ended December 31, 2024 and the three months ended March 31, 2025, as well as any related amounts payable as of December 31, 2024 and March 31, 2025 (in thousands):

	Year Ended December 31, 2024			Three Months Ended March 31, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Transfer Agent fees	$661	$715	$21	$—	$10	$11
Other
Other	—	—	341	—	—	341
Total	$661	$715	$362	$—	$10	$352

Advisory Agreement Fees

Our indirect subsidiaries, the SST VI Advisor, SST X Advisor, and the SSGT III Advisor are or were entitled to receive various fees and expense reimbursements under the terms of the SST VI, SST X, and SSGT III advisory agreements.

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

March 31, 2025

(Unaudited)

Pacific Oak Holding Group, LLC, is a 17.5% non-voting member of the SST VI Advisor. Pacific Oak Capital Markets, LLC (a subsidiary of Pacific Oak Holding Group, LLC) is SST VI's dealer manager, and as such, is responsible for the marketing of SST VI shares being offered pursuant to SST VI's private offering, and subsequent to March 17, 2022, SST VI's public offering.

Separately, we through one of our subsidiaries agreed to pay SST VI’s dealer manager an amount equal to 1.5% of the gross offering proceeds from the sale of Class Z shares sold in its public offering. For the three months ended March 31, 2025, we had incurred approximately $6,000, to SST VI's dealer manager associated with the Class Z shares sold in its public offering.

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

SST X Advisory Agreement

The SST X Advisor provides acquisition and advisory services to SST X pursuant to an advisory agreement dated January 31, 2025 (the “SST X Advisory Agreement”). In connection with the SST X private placement offering, which commenced on January 31, 2025, SST X Advisor may pay for certain organization and offering expenses (other than selling commissions and shareholder servicing fees) and other operating expenses incurred.

Pursuant to the SST X Advisory Agreement, the SST X Advisor will not receive acquisition fees, but is entitled to reimbursement of acquisition expenses that the SST X Advisor incurs. The SST X Advisor is not entitled to receive any disposition fees. The SST X Advisor is entitled to a management fee equal to (i) 1.00% of NAV for the Class F-T Common Shares, Class F-D Common Shares, and Class F-I Common Shares, and (ii) 1.25% of NAV for the Class T Common Shares, Class D Common Shares, and Class I Common Shares, in each case, per annum and payable monthly, before giving effect to any accruals by SST X for the management fee, any applicable servicing fees, the performance participation allocation, or any distributions. SST X is currently only offering the Class F-T Common Shares, Class F-D Common Shares and Class F-I Common Shares. The management fee may be paid, at the SST X Advisor’s election, in cash or cash equivalent aggregate NAV amounts of Class E Common Shares or Class E OP Units in Strategic Storage Operating Partnership X, L.P. (the “SST X Operating Partnership” or “SST X OP”). Through a separate agreement, Pacific Oak Holding Group, LLC, the parent company of Pacific Oak Capital Markets, LLC, the dealer manager for the SST X private offering, is entitled to receive 17.5% of the asset management fees that SST X Advisor earns pursuant to the SST X Advisory Agreement.

In addition, a subsidiary of our Operating Partnership holds a special performance participation interest in the SST X Operating Partnership that entitles it to receive an allocation from the SST X Operating Partnership equal to 10.0% of the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Total Return with respect to Class F-T Common Units, Class F-D Units and Class F-I Common Units (12.5% with respect to Class T Units, Class D Units and Class I Units), subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the SST X Operating Partnership). Such allocation and the related distribution are made annually.

As of March 31, 2025, SST X had sold approximately $2.0 million of its Class F-I Common Shares, but did not yet own any properties, and we had a receivable of approximately $0.9 million from SST X related to the costs described above.

Managed REIT Property Management Agreements

Our indirect subsidiaries, SS Growth Property Management III, LLC, Strategic Storage Property Management VI, LLC, and Strategic Storage Property Management X, LLC, (collectively the “Managed REITs Property Managers”), are or were entitled to receive fees for their services in managing the properties wholly or partially owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager.

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

The SST VI, SSGT III, and SST X property managers are or will be entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
Managed REIT Platform Revenues	2025	2024
Asset Management Fees:
SST VI	1,035	1,060
SSGT III	407	337
	1,442	1,397
Property Management Fees:
SST VI	452	393
SSGT III	266	123
JV Properties	245	217
	963	733
Tenant Protection Program Fees:
SST VI	321	273
SSGT III	186	82
JV Properties	101	88
	608	443
Acquisition Fees:
SST VI	—	34
SSGT III	1,187	—
	1,187	34
Other Managed REIT Fees(1)	158	308
Managed REIT Platform Fees	4,358	2,915
Sponsor funding reduction (2)	(245)	(181)
Total Managed REIT Platform Revenues	$4,113	$2,734

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Reimbursable costs from Managed REITs includes reimbursement of SST VI and SSGT III's Advisors’ certain direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of certain costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of March 31, 2025 and December 31, 2024 we had receivables due from the Managed REITs totaling approximately $24.7 million and $16.7 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three months ended March 31, 2025 we recorded a loss related to our equity interest in SST VI OP of approximately $0.1 million, and received distributions in the amount of approximately $0.1 million.

For the three months ended March 31, 2024 we recorded a loss related to our equity interest in SST VI OP of approximately $0.3 million, and received distributions in the amount of approximately $0.1 million.

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

On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into Class A units of SST VI OP, and our future purchases will be determined based on the current estimated net asset value at such time. Subsequent to SST VI declaring an estimated net asset value of $10.00 per share, the number of Series C Units SmartStop receives in exchange for funding the front-end sales load of the sale of SST VI's Class Y and Class Z shares is calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such Class Y and Z shares. The Sponsor Funding Agreement will terminate immediately upon the date that SST VI ceases to offer the Class Y shares and Class Z shares in the SST VI offering. The SST VI offering was recently extended by SST VI's board of directors. Inclusive of all extension options exercised by SST VI, its current offering could not extend beyond September 13, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Through March 31, 2025, we had incurred approximately $9.7 million in connection with the Sponsor Funding Agreement, representing approximately 1.0 million Series C Units issued by SST VI OP. During the three months ended March 31, 2025 we incurred approximately $0.4 million, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of March 31, 2025, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement was approximately $60.7 million assuming SST VI were to sell the maximum remaining shares available under its current offering of approximately 86.7 million.

Debt Investments

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended on December 8, 2023 to December 31, 2024 at the borrower's option and as such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan. On June 28, 2024, the SST VI Note was amended to expand the borrowing capacity up to $25.0 million and further extend the maturity date from December 31, 2024 to December 31, 2025. On July 29, 2024, SST VI borrowed an additional $8.0 million on the SST VI Note.

As of March 31, 2025, SST VI OP had $23.0 million borrowed and outstanding pursuant to the SST VI Note.

The following table summarizes the carrying value of our investments in and advances to SST VI as of March 31, 2025 and December 31, 2024 (in thousands):

Receivables:	As of March 31, 2025	As of December 31, 2024
Receivables and advances due	$16,951	$13,929
Debt:
SST VI Note	23,000	23,000
Equity:
SST VI OP Units and SST VI SLP	553	728
SST VI Series C Units	4,808	4,554
Total investments in and advances	$45,312	$42,211

Investments in and advances to SSGT III OP

Equity Investments

On August 29, 2022, SmartStop OP made an investment of $5.0 million in SS Growth Operating Partnership III, L.P., the operating partnership of SSGT III (“SSGT III OP”), in exchange for common units of limited partnership interest in

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

SSGT III OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SSGT III SLP”) in SSGT III OP.

For the three months ended March 31, 2025, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.1 million, and received distributions in the amount of approximately $0.1 million.

For the three months ended March 31, 2024, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million, and received distributions in the amount of approximately $0.1 million.

Debt Investments

On July 31, 2024, our Operating Partnership provided a bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s acquisition of two self storage facilities. As of March 31, 2025, SSGT III and its subsidiaries had repaid all amounts outstanding on the SSGT III Bridge Loan, in accordance with the terms of the SSGT III Bridge Loan, no further draws were permitted.

On December 16, 2024, our Operating Partnership provided a promissory note to a subsidiary of SSGT III for $7.0 million (the “SSGT III Promissory Note”), the entire principal amount of the loan was disbursed to SSGT III on such date. Pursuant to this note, interest on the SSGT III Promissory Note accrued at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Promissory Note were interest only, and it had an initial maturity date of March 17, 2025. The SSGT III Promissory Note required a commitment fee equal to 0.50% of the amount drawn at closing of the SSGT III Promissory Note. As of March 31, 2025, SSGT III and it subsidiaries had repaid all amounts outstanding on the SSGT III Promissory Note, including accrued interest.

The following table summarizes the carrying value of our investments in and advances to SSGT III as of March 31, 2025 and December 31, 2024 (in thousands):

Receivables:	As of March 31, 2025	As of December 31, 2024
Receivables and advances due	$7,743	$2,769
Debt:
SSGT III Bridge Loan(1)	—	2,919
SSGT III Promissory Note(1)	—	7,000
Equity:
SSGT III OP Units and SSGT III SLP	2,632	2,823
Total investments in and advances	$10,375	$15,511

(1) These loans were fully repaid as of March 31, 2025.

Investments in and advances to SST X OP

Equity Investments

On January 14, 2025, a subsidiary of SmartStop OP made its contribution related to its investment of $1,000 in SST X OP, in exchange for common units of limited partnership interest in SST X OP. Similarly, the SST X Advisor made a $1,000 investment in common shares on January 28, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

For the three months ended March 31, 2025 and 2024, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $157,000 and $142,000, respectively, which were recorded in the Managed REIT Platform expenses line item in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $127,000 and $53,000, during the three months ended March 31, 2025 and 2024, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, a receivable of approximately $0.2 million and $12,000, was due from SAM, respectively, related to the Administrative Services Agreement.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through March 31, 2025, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

The fair value of restricted stock is determined on the grant date based on an estimated value per share. The estimated fair value of our restricted stock was determined with the assistance of third party valuation specialists primarily based on an income approach to value our properties as well as the Managed REIT Platform, less the estimated fair value of our debt and other liabilities. The key assumptions used in estimating the fair value of our restricted stock were projected annual net operating income, projected growth rates, discount rates, capitalization rates and an illiquidity discount, if applicable. The fair value of LTIP Units were further adjusted by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For performance based awards, a fair value was determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement as of the end of the respective period.

Time Based Awards

We have granted various time based awards, which generally vest ratably over either one, three, or four years commencing in the year of grant, subject to the recipient’s continued employment or service through the applicable vesting date. All grants of time based restricted stock have limitations on transferability during the vesting period, and the grantee does not have the ability to vote any unvested shares. Transfers of the unvested portion of restricted stock is restricted.

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

March 31, 2025

(Unaudited)

one vote per LTIP Unit held. Prior to vesting, time based LTIP Units generally may not be transferred, other than by laws of descent and distribution.

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	21,329	$53.77	95,071	$50.75
Granted	11,476	57.18	78,991	$54.12
Vested	(11,830)	51.15	(65,624)	$50.11
Forfeited	(1,313)	57.12	(3,954)	$51.45
Unvested at December 31, 2024	19,662	57.12	104,484	53.68
Granted	—	—	69,673	52.12
Vested	(9,269)	57.05	—	—
Forfeited	(117)	57.20	—	—
Unvested at March 31, 2025	10,276	$57.18	174,157	$53.05

Performance Based Awards

With respect to performance based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted amount of the award. The targeted award for each executive was determined and approved by the Compensation Committee of our board of directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance based awards vest based upon our performance as ranked amongst a peer group of self storage related companies. This comparison is conducted using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Earned awards for the 2023, 2024 and 2025 grants will vest, as applicable, no later than March 31, 2026, 2027, and 2028, respectively.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIP Units
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	—	$—	133,254	$48.64
Granted	—	—	67,524	54.20
Vested	—	—	(37,097)	37.20
Forfeited	—	—	(4,040)	53.45
Unvested at December 31, 2024	—	—	159,641	53.53
Granted	—	—	68,634	—
Vested (1)	—	—	(13,633)	52.72
Forfeited	—	—	(13,633)	52.72
Unvested at March 31, 2025	—	$—	201,009	$53.16

(1) In March of 2025, the Compensation Committee of the board of directors approved the vesting of the 2021 performance grant at 100% of the targeted award.

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

As of March 31, 2025, 2,067,925 shares of stock were available for issuance under the Plan.

We recorded approximately $1.2 million of equity based compensation expense in general and administrative expense during the three months ended March 31, 2025, compared to approximately $1.1 million during the three months ended March 31, 2024. We recorded approximately $0.1 million of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three months ended March 31, 2025, compared to approximately $0.1 million during the three months ended March 31, 2024.

As of March 31, 2025, there was approximately $12.1 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.6 years.

As of December 31, 2024, there was approximately $7.9 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.1 years.

In March 2025, the compensation committee of our board of directors approved the 2025 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units.

In March 2025, an aggregate of 68,634 performance-based LTIP Units and approximately 69,673 time-based LTIP Units were issued to executive officers. The performance-based LTIP Units vest after the three year performance period,

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

based upon the performance level attained. The time-based LTIP Units vest ratably over four years, with the first tranche vesting on December 31, 2025, subject to the recipient’s continued employment through the applicable vesting date.

In April 2025, in connection with the Underwritten Public Offering, an aggregate of approximately 287,080 time-based LTIP Units and 344,894 shares of restricted stock were issued to approximately 320 employees and directors. None of these awards granted in connection with the Underwritten Public Offering were issued to our Chief Executive Officer. Approximately 287,080 of these LTIP Units, and approximately 119,829 of these restricted shares vest ratably over four years, respectively, with the first tranche vesting on April 1, 2026. Approximately 225,065 of the total shares issued vest after six months, on October 1, 2025. All such grants vest subject to the recipient’s continued employment through the applicable vesting date.

Note 12. Commitments and Contingencies

Distribution Reinvestment Plan

We had adopted an amended and restated distribution reinvestment plan (our “DRP”) that allowed both our Class A and Class T stockholders to have distributions otherwise distributable to them invested in additional Class A Shares and Class T Shares, respectively. The purchase price per share pursuant to our DRP was equivalent to the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the plan. Any shares sold pursuant to our distribution reinvestment plan were sold at our then current estimated value per share. Please see the section below titled “Termination of DRP and SRP” for additional information.

As of March 31, 2025, we had sold approximately 2.7 million of Class A Common Stock and approximately 0.3 million of Class T Common Stock through our distribution reinvestment plan, of which, approximately 188,000 Class A Shares and approximately 21,000 Class T Shares were sold under our current DRP Offering. The DRP Offering was terminated on May 1, 2025.

Share Redemption Program

As described in “Note 2 – Summary of Significant Accounting Policies – Redeemable Common Stock,” we had an SRP. Please refer to that section for additional details.

Pursuant to the SRP, we were able to redeem the shares of stock presented for redemption for cash to the extent that such requests complied with the terms of our SRP and we had sufficient funds available to fund such redemption. Our board of directors could amend, suspend or terminate the SRP with 30 days’ notice to our stockholders. On April 29, 2025, we terminated our SRP.

During the year ended December 31, 2024, approximately 0.5 million shares or $29.9 million of requests that met the eligibility criteria were requested to be redeemed; approximately $29.9 million of which were fulfilled during the year ended December 31, 2024. Due to the suspension of our SRP, we were unable to honor redemption requests not yet fulfilled prior to the suspension, including requests submitted subsequent to such suspension, which became effective November 25, 2024. On April 29, 2025, in light of our listing on the NYSE, our board of directors approved the termination of our SRP, which termination will become fully and finally effective on May 29, 2025.

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

March 31, 2025

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

As of March 31, 2025, pursuant to various contractual relationships, we were required to make other non-cancellable payments in the amounts of approximately $4.0 million, $3.7 million, and $3.9 million during the years ending December 31, 2025, 2026, and 2027, respectively.

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

Note 13. Declaration of Distributions

On February 26, 2025, our board of directors declared a distribution rate for the month of March 2025 of approximately $0.2038 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on March 31, 2025. Such distributions payable to each stockholder of record were paid the following month.

On March 21, 2025, our board of directors also approved a distribution amount for the month of April 2025 such that all holders of our outstanding common stock for the month of April, inclusive of our Class A, Class T and unclassified shares, will receive a distribution equal to $0.1315 per share. The April 2025 distribution payable to each stockholder of record at the end of April will be paid on or about May 15, 2025.

Note 14. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, including but not limited to the Underwritten Public Offering, the following events occurred subsequent to March 31, 2025:

Acquisition

On April 15, 2025, we purchased a self storage facility located in Kelowna, British Columbia (the "Kelowna Property"). The purchase price for the Kelowna Property was approximately $39.3 million CAD (or approximately $28.3 million USD), plus closing costs. Upon acquisition, the property was approximately 89% occupied. In connection with this acquisition, we assumed a loan from the seller in the amount of approximately $24.5 million CAD or approximately $17.7 million USD, (the "Kelowna Loan"). We also provided a full recourse guaranty to the lenders in connection with this loan. The Kelowna Loan incurs interest at a fixed rate of 3.45% with amortizing principal payments based on a 25 year amortization schedule, with a maturity of September 30, 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial data contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We are a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries.

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2024, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of March 31, 2025, our wholly-owned portfolio consisted of 164 operating self storage properties diversified across 20 states, the District of Columbia, and Canada comprising approximately 112,700 units and 12.8 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which included ten operating self storage properties, and one other property, which we plan to convert into a self storage property. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT launched in January 2025, ("SST X" and together with SST VI and SSGT III, the “Managed REITs”), additionally, we manage one other self storage property for an affiliated entity, which pays us fees, as applicable, to manage such property. In total, as of March 31, 2025, we managed 44 operating self storage properties.

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

Additionally, we may look to establish our third-party management platform in both Canada and the United States, either through the development of our own third-party management platform or an investment in an existing third-party management platform.

We have provided financing to the Managed REITs in the form of mezzanine loans, bridge loans and promissory notes, as applicable. As needed, we intend to continue in this practice going forward. We may look to expand our lending practice to self storage facilities outside of the Managed REITs, potentially to third party managed properties or joint venture properties. Lastly, we may enter into joint ventures or other forms of co-investments in order to scale our overall property count and diversify our portfolio of properties. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price, but for which we would target being the property manager, both in the U.S. and Canada.

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

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI, SSGT III, and SST X. We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of March 31, 2025, 44 operating properties and approximately 34,000 units and approximately 3.9 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We acquired the Managed REIT Platform in 2019 from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor ("SAM"). We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of March 31, 2025, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.3%	89.0%	0.7%
Arizona	4	3,130	329,100	2.6%	94.5%	2.3%
California	32	21,955	2,313,400	18.0%	92.8%	21.8%
Colorado	10	5,870	683,600	5.3%	90.1%	4.3%
Florida	27	20,920	2,462,700	19.2%	93.0%	21.4%
Illinois	6	3,785	432,450	3.4%	93.1%	2.8%
Indiana	2	1,030	112,700	0.9%	93.0%	0.6%
Massachusetts	2	1,045	111,800	0.9%	92.9%	2.0%
Maryland	2	1,610	169,500	1.3%	93.6%	1.2%
Michigan	4	2,220	266,100	2.1%	93.4%	1.6%
New Jersey	4	4,835	433,100	3.4%	90.4%	3.7%
Nevada	9	7,160	865,000	6.7%	92.6%	6.0%
North Carolina	18	8,670	1,132,950	8.7%	93.6%	7.5%
Ohio	5	2,575	291,950	2.3%	88.6%	1.4%
South Carolina	4	2,890	355,800	2.8%	92.8%	1.8%
Tennessee	1	470	62,100	0.5%	91.1%	0.1%
Texas	12	6,960	919,300	7.2%	93.9%	6.5%
Virginia	1	830	71,100	0.6%	93.9%	0.8%
Washington	5	3,430	390,550	3.0%	94.7%	3.2%
Wisconsin	1	780	83,400	0.6%	88.3%	0.5%
District of Columbia	1	830	72,000	0.6%	94.9%	0.6%
Ontario, Canada	13	10,610	1,110,700	8.6%	93.0%	9.2%
Total	164	112,695	12,832,600	100%	92.7%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,445 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,017,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of March 31, 2025.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the three months ended March 31, 2025.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges to goodwill were recognized during the three months ended March 31, 2025 and 2024.

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

More recently, the broader economy has been experiencing elevated levels of inflation, higher interest rates (including higher mortgage rates), tightening monetary and fiscal policies and a slowdown in home sales and population mobility. These dynamics, paired with difficult comparables from 2022, resulted in a reduction in pricing power for self storage operators, leading to a deceleration in revenue growth in 2023 and once again in 2024. As of March 31, 2025, the U.S. listed self storage REITs averaged ending same-store occupancy of approximately 90.2%. Without a near term change in monetary policy and subsequent reduction in mortgage rates, we expect self storage demand to remain reduced relative to more recent COVID-19 era demand and more comparable to historical averages. Additionally, the broader interest rate and inflationary environment has moderated since the beginning of 2024. These factors could lead to increasing levels of population mobility, specifically amongst single family home buyers and sellers, which could increase demand for self storage. Based on these dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles.

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

We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. Although property taxes were moderated through assessment challenges over the past two years, we expect elevated property tax increases in our sector in the coming years. Other property operating expenses have experienced elevated pressures as well in the past few years, namely property insurance and payroll, primarily due to inflation and natural disasters. As a result, we have experienced a year-over-year decrease in gross margins for the quarter ended March 31, 2025. We expect same-store expense growth resulting from increases in employee costs, property insurance and property taxes in 2025, to be partially offset by operating efficiencies gained from leveraging our technology and solar initiatives.

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

As of March 31, 2025 and 2024, we wholly-owned 164 and 154 operating self storage facilities, respectively. Our operating results for the three months ended March 31, 2025 included full quarter results for 161 self storage facilities, and partial period results for 3 self storage facilities. Our operating results for the three months ended March 31, 2024 included full quarter results for 154 self storage facilities. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we may acquire in the future.

Comparison of the three months ended March 31, 2025 and 2024

Total Self Storage Revenues

Total self storage related revenues for the three months ended March 31, 2025 and 2024 were approximately $59.2 million and $52.7 million, respectively. The increase in total self storage revenues of approximately $6.5 million, or approximately 12.4%, is primarily attributable to an increase in non same-store revenues of approximately $4.6 million, largely as a result of eleven property acquisitions after March 31, 2024, the operating results of which were not included during the three months ended March 31, 2024. Additionally, our same-store revenues were up approximately $1.6 million, or approximately 3.2%.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the three months ended March 31, 2025 and 2024 were approximately $4.1 million and $2.7 million, respectively. The increase in Managed REIT Platform revenues of approximately $1.4 million is primarily attributable to increased acquisition fees of approximately $1.2 million as compared to the same period in the prior year.

We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as additional reductions recorded to such revenue in connection with the Sponsor Funding Agreement as SST VI continues to sell shares in its public offering and such reductions increase commensurately.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2025 and 2024 were approximately $2.1 million and $1.6 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2025 and 2024 were approximately $20.1 million (or 34% of self storage revenue) and $17.4 million (or 33% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $2.7 million is largely attributable to increased property operating expenses of approximately $1.8 million related to our non same-store properties and the balance related to increased property insurance costs, property taxes, payroll costs, and repairs and maintenance expenses at our same-store properties. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended March 31, 2025 and 2024 were approximately $1.2 million and $0.9 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform, some of which were incurred directly and indirectly through the Administrative Services Agreement (as discussed in Note 10 – Related Party Transactions, of the notes to consolidated financial statements contained in this report). We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended March 31, 2025 and 2024 were approximately $2.1 million and $1.6 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 were approximately $7.9 million and $7.4 million, respectively. Such expenses consist primarily of compensation related costs, equity based compensation, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses was primarily attributable to increased compensation related costs and professional services, primarily related to our calculation of an estimated net asset value incurred during the three months ended March 31, 2025. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2025 and 2024 were approximately $16.7 million and $13.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense primarily consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions. The increase in depreciation and amortization expense is primarily attributable to the depreciation and intangible amortization expense related to eleven properties which were acquired after March 31, 2024.

Acquisition Expenses

Acquisition expenses for the three months ended March 31, 2025 and 2024 were approximately $0.2 million and $0.1 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the three months ended March 31, 2025 and 2024 were approximately $0.2 million and $0.3 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended March 31, 2025 and 2024 were approximately $0.2 million and $0.5 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the three months ended March 31, 2025 and 2024 was approximately $0.5 million of income, and $0.2 million of expense, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. The favorable variance is primarily attributable to favorable changes in the fair value of our FX hedges during the three months ended March 31, 2025.

Interest Income

Interest Income for the three months ended March 31, 2025 and 2024 was approximately $0.7 million and $0.7 million, respectively. Interest income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. We expect interest income from the

Managed REITs to fluctuate commensurate with their borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 was approximately $22.0 million and $16.6 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and the impact of our interest rate derivatives designated for hedge accounting. The increase of approximately $5.5 million as compared to the same period in the prior year is primarily attributable to increased borrowings, as well as a slightly higher effective interest rate due to the expiration of a previously existing interest rate cap on which we were applying hedge accounting. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the three months ended March 31, 2025 and 2024 was approximately $0.8 million, and $0.5 million, respectively. Loss on debt extinguishment for the three months ended March 31, 2025 was related to the defeasance of our KeyBank Florida CMBS Loan completed during the three months ended March 31, 2025. Loss on debt extinguishment for the three months ended March 31, 2024 was related to unamortized debt issuance costs associated with our Former Credit Facility which were expensed in connection with its termination and the execution of the current Credit Facility, during the three months ended March 31, 2024. Please see Note 5 – Debt, of the notes to consolidated financial statements contained in this report for additional information.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the three months ended March 31, 2025 and 2024 was approximately $0.6 million and $0.3 million of expense, respectively. Income tax consists primarily of state, federal, and Canadian income tax. The increase is primarily due to increasing operations at our Canadian properties. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - three months ended March 31, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024, excluding four other properties) for the three months ended March 31, 2025 and 2024. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, development activity, properties impacted by casualty events or lease up properties (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenue (1)	$51,116	$49,509	3.2%	$5,772	$1,208	N/M	$56,888	$50,717	12.2%
Property operating expenses (2)	17,381	16,522	5.2%	2,524	768	N/M	19,905	17,290	15.1%
Net operating income	$33,735	$32,987	2.3%	$3,248	$440	N/M	$36,983	$33,427	10.6%
Number of facilities	149	149		15	5		164	154
Rentable square feet (3)	11,529,750	11,526,700		1,302,850	401,600		12,832,600	11,928,300
Average physical occupancy (4)	92.6%	92.1%	0.5%	89.5%	N/M	N/M	92.3%	91.6%	0.7%
Annualized rent per occupied square foot (5)	$19.84	$19.45	2.0%	20.94	N/M	N/M	$19.94	$19.39	2.8%

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
(3)
Of the total rentable square feet, parking represented approximately 1,017,000 square feet as of March 31, 2025 and approximately 1,013,000 square feet as of March 31, 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 980,000 square feet. Amount not in thousands.
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

Our same-store revenue increased by approximately $1.6 million, or approximately 3.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to an approximately 0.5% increase in average occupancy, and an approximately 2.0% increase in annualized rent per occupied square foot. Property operating expenses increased by approximately 5.2%, primarily attributable to increased property insurance costs, property taxes, payroll costs, and repairs and maintenance expenses.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$(5,456)	$(1,640)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(2,305)	(1,945)
Tenant Protection Program related expense	182	100
Managed REIT Platform revenues	(4,113)	(2,734)
Managed REIT Platform expenses	1,234	852
General and administrative	7,850	7,426
Depreciation	15,094	13,584
Intangible amortization expense	1,599	73
Acquisition expenses	203	71
Interest expense	22,022	16,554
Interest income	(725)	(684)
Other, net	(454)	176
Earnings from our equity method investments in the JV Properties	242	329
Earnings from our equity method investments in Managed REITs	215	452
Loss on debt extinguishment	789	471
Income Tax	606	342
Total net operating income	$36,983	$33,427

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $2.0 million and $1.9 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended March 31, 2025 and 2024, respectively, with the remaining approximately $0.3 million and $0.1 million earned at non same-store facilities during the three months ended March 31, 2025 and 2024, respectively.

FFO and FFO, as Adjusted

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

The following is a reconciliation of net income (loss) (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net loss (attributable to common stockholders)	$(8,405)	$(4,648)
Add:
Depreciation of real estate	14,741	13,309
Amortization of real estate related intangible assets	1,576	—
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	679	538
Deduct:
Adjustment for noncontrolling interests in our Operating Partnership (1)	(2,061)	(1,653)
FFO (attributable to common stockholders)	$6,530	$7,546
Other Adjustments:
Intangible amortization expense - contracts (2)	23	73
Acquisition expenses (3)	203	71
Acquisition expenses and foreign currency (gains) losses, net from unconsolidated entities	66	79
Accretion of fair market value of secured debt	204	3
Foreign currency and interest rate derivative (gains) losses, net (4)	(202)	(111)
Offering and other transactional expenses (5)	625	327
Adjustment of deferred tax assets and liabilities (2)	263	218
Sponsor funding reduction (6)	245	181
Amortization of debt issuance costs (2)	1,072	802
Net loss on extinguishment of debt (7)	789	471
Adjustment for noncontrolling interests in our Operating Partnership (1)	(399)	(253)
FFO, as adjusted (attributable to common stockholders)	$9,419	$9,407
FFO (attributable to common stockholders)	$6,530	$7,546
Net loss attributable to the noncontrolling interests in our Operating Partnership	(684)	(209)
Adjustment for noncontrolling interests in our Operating Partnership(1)	2,061	1,653
FFO (attributable to common stockholders and OP unit holders)	$7,907	$8,990
FFO, as adjusted (attributable to common stockholders)	$9,419	$9,407
Net loss attributable to the noncontrolling interests in our Operating Partnership	(684)	(209)
Adjustment for noncontrolling interests in our Operating Partnership(1)	2,460	1,906
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$11,195	$11,104

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

(4) This represents the non-cash mark-to-market adjustment for our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings, as well as changes in foreign currency related to our foreign equity investments not classified as long term.

(5) Such costs incurred in 2025 included approximately $61,000 related to our Underwritten Public Offering, but were not directly attributable thereto, and were therefore included in general and administrative expenses in our consolidated statements of operations. Additionally, the 2025 costs also included approximately $0.6 million of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock. Such costs in 2024 relate to our filing of a registration statement on Form S-11 and our pursuit of a potential offering of our common stock. As these items are non-recurring and not a primary driver in our decision-making process, FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

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

FFO, as adjusted was slightly positive compared to the same period in the prior year primarily as a result of increased segment operating income from our self storage business and to a lesser extent from our Managed REIT business, mostly offset by increased borrowing costs.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Net cash flow provided by (used in):
Operating activities	$10,550	$14,411	$(3,861)
Investing activities	$(70,309)	$(609)	$(69,700)
Financing activities	$70,372	$(20,710)	$91,082

Cash flows provided by operating activities for the three months ended March 31, 2025 and 2024 were approximately $10.6 million and $14.4 million, respectively, a decrease of approximately $3.9 million. The decrease in cash provided by our operating activities is primarily the result of unfavorable changes in working capital in the current year as compared to the same period in the prior year. The change in working capital was primarily a result of an increase in Managed REIT receivables.

Cash flows used in investing activities for the three months ended March 31, 2025 and March 31, 2024 were approximately $70.3 million and $0.6 million, respectively, a change of approximately $69.7 million. The net increase in cash used in investing activities primarily relates to a net change of approximately $79.9 million in cash flows related to acquisitions and additions to real estate during the three months ended March 31, 2025 as compared to the same period in the prior year, partially offset by an increase in the current year related to debt repayments from the Managed REITs.

Cash flows provided by financing activities for the three months ended March 31, 2025 were approximately $70.4 million, and cash flows used by financing activities for the three months ended March 31, 2024 were approximately $20.7 million, respectively, a change of approximately $91.1 million. The change in cash used in financing activities is primarily attributable to favorable net debt proceeds during the three months ended March 31, 2025, as compared to net debt cash outflows during the three months ended March 31, 2024.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, property developments and improvements, investments in our Managed REITs, required payments pursuant to our Sponsor Funding Agreement, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

In April 2022, we received our initial investment grade credit rating of BBB- from Kroll Bond Rating Agency, LLC ("Kroll"). In accordance with the Note Purchase Agreement, we intend to maintain a credit rating on an annual basis. In February 2025 we were put on a ratings watch; subsequent to March 31, 2025, Kroll placed the Company on a 90-day rating watch upgrade.

As of March 31, 2025, our Credit Facility contained a borrowing base requirement, which was impacted by treasury yields. Increases to treasury yields have negatively impacted our borrowing base calculation and had limited our ability to borrow pursuant to the Credit Facility. Volatility in the debt and equity markets and continued and/or further impact of rising treasury yields, interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. Subsequent to March 31, 2025, we completed the Underwritten Public Offering and used the net proceeds to pay down a substantial amount of the outstanding borrowings on our Credit Facility, which in turn substantially increased our available liquidity. Additionally, subsequent to quarter end we completed the Security Interest Termination Event, as originally included in our Credit Facility and the 2032 Private Placement Notes agreements. The result of that event, and the changes to the underlying calculation of capacity, is such that our availability under the Credit Facility is no longer subject to calculations that are affected by treasury yields.

To the extent that there is continued uncertainty or deterioration in the debt and equity markets, or continued increases in treasury yields and interest rates, over an extended period of time, it could also potentially impact our liquidity over the long-term. If such events were to occur in the long-term, we would expect to access sources of capital available to us, such as proceeds from secured or unsecured financings from banks or other lenders, issuance of common equity in the public markets, issuance of other equity instruments, or additional public or private offerings. The information in this section should be read in conjunction with Note 5 – Debt, and Note 12 – Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained within this report.

Distribution Policy and Distributions

Preferred Stock Dividends

The shares of Series A Convertible Preferred Stock ranked senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Convertible Preferred Stock accrued daily but were payable quarterly in arrears. Such dividends accrued at a rate equal to 6.25% per annum until October 29, 2024, and accrued at a rate of 7.0% per annum thereafter.

The Series A Convertible Preferred Stock was redeemed on April 4, 2025. See Note 6 – Preferred Equity, of the Notes to the Consolidated Financial Statements for more information.

Common Stock Distributions

On February 26, 2025, our board of directors declared a distribution rate for the month of March 2025 of approximately $0.2038 per share on the outstanding shares of common stock payable to Class A and Class T stockholders of record of such shares as shown on our books at the close of business on March 31, 2025. Such distributions payable to each stockholder of record were paid the following month.

On March 21, 2025, our board of directors also approved a distribution amount for the month of April 2025 such that all holders of our outstanding common stock for the month of April, inclusive of our Class A, Class T and unclassified shares, will receive a distribution equal to $0.1315 per share. The April 2025 distribution payable to each stockholder of record at the end of April will be paid on or about May 15, 2025.

Indebtedness

As of March 31, 2025, our net debt was approximately $1,406.3 million, which included approximately $505.6 million in fixed rate debt and approximately $905.1 million in variable rate debt, less approximately $3.0 million in net debt issuance costs and approximately $1.4 million in net debt discount. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness, as well as our significant debt paydowns completed subsequent to March 31, 2025 with the net proceeds from our Underwritten Public Offering.

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

As of March 31, 2025, approximately $70.0 million CAD or approximately $48.8 million in USD, was outstanding on the RBC JV Term Loan, approximately $46.0 million CAD or approximately $32.0 million in USD, was outstanding on the RBC JV Term Loan II, and approximately $19.0 million CAD or approximately $13.2 million in USD was outstanding on the SmartCentres Financing. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, investments in our Managed REITs, required payments pursuant to the Sponsor Funding Agreement, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of common equity in the public markets, issuance of other equity instruments, undistributed funds from operations, and additional public or private offerings. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

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

The following table presents the future principal payments required on outstanding debt as of March 31, 2025 (in thousands):

2025	$177,245
2026	93,266
2027	771,805
2028	73,852
2029	104,000
2030 and thereafter	190,500
Total payments	$1,410,668

In connection with the net proceeds we received from the Underwritten Public Offering, on April 4, 2025, we fully repaid the balance of the 2025 KeyBank Acquisition Facility of $175.0 million, as well as accrued and unpaid interest. Similarly, on such date, we also paid down approximately $472.1 million on the Credit Facility.

The following table presents the future principal payments required on outstanding debt, adjusted for the payment activity discussed immediately above, including other normal amortizing principal payments, as of April 4, 2025 (in thousands):

2025	$2,087
2026	93,266
2027	299,749
2028	73,852
2029	104,000
2030 and thereafter	190,500
Total payments	$763,454

As of March 31, 2025, pursuant to various contractual relationships, we were required to make other non-cancellable payments in the amounts of approximately $4.0 million, $3.7 million, and $3.9 million during the years ending December 31, 2025, 2026, and 2027, respectively.

Through March 31, 2025, we have incurred approximately $9.7 million in connection with the Sponsor Funding Agreement, representing approximately 1.0 million Series C Units issued by SST VI OP. During the three months ended March 31, 2025 we incurred approximately $0.4 million, of which approximately $0.2 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of March 31, 2025, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement was approximately $60.7 million assuming SST VI were to sell the maximum remaining shares available under its current offering of approximately 86.7 million.

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

As of March 31, 2025, our net debt was approximately $1,406.3 million, which included approximately $505.6 million in fixed rate debt and approximately $905.1 million in variable rate debt, less approximately $3.0 million in net debt issuance costs and approximately $1.4 million in net debt discount. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of December 31, 2024, our net debt was approximately $1,317 million, which included approximately $556 million in fixed rate debt, and $766 million in variable rate debt, less approximately $3.4 million in net debt discount, and approximately $1.6 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest as of March 31, 2025, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $7.2 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt	$1,594	$92,280	$43,375	$73,852	$104,000	$190,500	$505,601
Average interest rate(1)	4.98%	5.07%	5.22%	5.22%	4.92%	5.26%
Variable rate debt (2)	$175,651	$986	$728,430	$—	$—	$—	$905,067
Average interest rate(1)	6.45%	6.28%	6.27%	N/A	N/A	N/A

(1) The interest rates for fixed rate debt was calculated based upon the contractual rate and the interest rates on variable rate debt was calculated based on the rate in effect on March 31, 2025, excluding the impact of interest rate derivatives. Debt denominated in a foreign currency has been converted based on the rate in effect as of March 31, 2025.

(2) In connection with the proceeds we received from the Underwritten Public Offering, on April 4, 2025, we fully repaid the balance of the 2025 KeyBank Acquisition Facility of $175.0 million, as well as accrued and unpaid interest. Similarly, on such date, we also paid down approximately $472.1 million on the Credit Facility. See Note 5 – Debt of the Notes to the Consolidated Financial Statements, for more information.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar ("CAD"). Our existing foreign currency hedges serve to mitigate some of our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party CAD-denominated debt service costs related to our Canadian Properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”). With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in our 2024 Annual Report.

An active trading market for our common stock may not be maintained.

Our common stock only recently began trading on the NYSE, and we cannot assure our stockholders that an active trading market will be sustained. Whether an active public market for shares of our common stock will be maintained depends on a number of actors, including the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), our financial performance and general stock and bond market conditions. If an active trading market for shares of our common stock does not develop or is maintained, our stockholders may have difficulty selling shares of our common stock, which could adversely affect the price that our stockholders receive for such shares.

We have opted out of provisions of the MGCL relating to deterring or defending hostile takeovers.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder (as defined in the statute) or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•
any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or;
•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our Board. Pursuant to the statute, our Board has by resolution exempted business combinations between us and any person, provided that the business combination is first approved by our Board.

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

Similarly, Title 3, Subtitle 8 of the MGCL provides certain other anti-takeover protections, including permitting a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to have a classified board of directors. Our Board is not currently classified, and we have not elected to be subject to any of the provision of Subtitle 8 of the MGCL that would permit us to classify our Board without stockholder approval. Moreover, we filed Articles Supplementary to our charter to provide that, without the affirmative vote of a majority of the votes cast on the matter by stockholders entitled to vote generally in the election of directors, we may not elect to be subject to the provision of Subtitle 8 that would permit us to classify our Board without stockholder approval.

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

Significant tariffs or other restrictions imposed on imports by the U.S. and related countermeasures taken by impacted foreign countries could have a material adverse effect on our business.

The U.S. government recently announced tariffs on products manufactured in several jurisdictions outside the United States, including China, Canada, and Mexico, and has made announcements regarding the potential imposition of tariffs on other jurisdictions. While certain of these announced tariffs have been delayed, the U.S. government may in the future impose, reimpose, increase, or pause tariffs, and countries subject to such tariffs have and, in the future may, impose reciprocal tariffs or impose other protectionist or retaliatory trade measures in response. Any of these actions could increase uncertainties and risks relating to our operating platform in Canada.

The market price and trading volume of shares of our common stock may be volatile.

The U.S. stock markets, including the NYSE, on which we have listed our common stock have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock is likely to be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of shares of our common stock will not fluctuate or decline significantly in the future.

In addition to the risks listed in this “Risk Factors” section, as well as the risks set forth in our 2024 Annual Report, a number of factors could negatively affect the share price of our common stock or result in fluctuations in the price or trading volume of shares of our common stock, including:

•
the annual yield from distributions on shares of our common stock as compared to yields on other financial instruments;
•
equity issuances by us, or future sales of substantial amounts of shares of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;
•
increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of shares of our common stock to demand a higher yield;
•
changes in market valuations of similar companies;
•
fluctuations in stock market prices and volumes;
•
additions or departures of key management personnel;
•
our operating performance and the performance of other similar companies;
•
actual or anticipated differences in our quarterly operating results;
•
changes in expectations of future financial performance or changes in estimates of securities analysts;
•
publication of research reports about us or the self storage industry by securities analysts;
•
our failure to qualify as a REIT;
•
adverse market reaction to any indebtedness we incur in the future;
•
strategic decisions by us or our competitors, such as acquisitions, divestments, spin offs, joint ventures, strategic investments or changes in business strategy;
•
the passage of legislation or other regulatory developments that adversely affect us or the self storage industry;
•
speculation in the press or investment community;
•
changes in our actual or projected revenues, operating expenses and occupancy levels relating to our existing self storage properties;

•
failure to satisfy the listing requirements of the NYSE;
•
failure to comply with the requirements of the Sarbanes-Oxley Act;
•
actions by institutional stockholders;
•
changes in accounting principles; and
•
general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders.

Broad market fluctuations could negatively impact the market price of shares of our common stock.

The stock market has recently experienced and may continue to experience extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us in particular. These broad market fluctuations could reduce the market price of shares of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the per share trading price of our common stock.

Continued increases in market interest rates may result in a decrease in the value of shares of our common stock.

One of the factors that will influence the price of shares of our common stock will be the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. Market interest rates have recently increased, which may lead prospective purchasers of shares of our common stock to expect a higher distribution yield and higher interest rates have increased our borrowing costs and decreased funds available for distribution. Thus, continuing higher market interest rates could cause the per share trading price of our common stock to decrease.

Because we have a large number of stockholders and, prior to our recent listing on the New York Stock Exchange, shares of our common stock had not been listed on a national securities exchange and publicly tradable, there may be significant pent-up demand to sell shares of our common stock. Significant sales of shares of our common stock, or the perception that significant sales of such shares could occur, may cause the price of shares of our common stock to decline significantly.

As of the date of this quarterly report, we had an aggregate of approximately 24.1 million shares of our Class A common stock and Class T common stock issued and outstanding. Until we completed our recent listing on the New York Stock Exchange (the “NYSE”) on April 3, 2025, we did not have any class of common stock listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. Additionally, our share redemption program, which, in any event, only allowed us to repurchase up to 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year in any 12-month period, has been terminated. Further, our Class A common stock and Class T common stock will not convert into shares of our listed common stock until October 1, 2025, which is the six-month anniversary of the listing of shares of our common stock for trading on a national securities exchange and will remain subject to certain ownership and transfer restrictions contained in our charter until such conversion. As a result, there may be significant pent-up demand to sell shares of our common stock. A large volume of sales of shares of our common stock could decrease the prevailing market price of shares of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of shares of our common stock are not effected, the mere perception of the possibility of these sales could depress the market price of shares of our common stock and have a negative effect on our ability to raise capital in the future.

Although shares of our Class A common stock and Class T common stock are not, and will not be, listed on a national securities exchange, sales of such shares or the perception that such sales could occur could have a material adverse effect on the per share trading price of shares of our common stock.

As of the date of this quarterly report, we had an aggregate of approximately 24.1 million shares of our Class A common stock and Class T common stock issued and outstanding. Although shares of our Class A common stock and Class T common stock are not, and will not be, listed on a national securities exchange, these shares are not subject to transfer restrictions (other than the six-month lock-up described below and the restrictions on ownership and transfer of stock set forth in our charter); therefore, such stock will be freely tradable, to extent that a market exists for such stock. As a result, it is possible that a market may develop for shares of our Class A common stock and Class T common stock, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the per share trading price of shares of our common stock.

Additionally, all of the shares of our Class A common stock and Class T common stock will convert automatically into common stock on October 1, 2025, which is the six-month anniversary of the listing of shares of our common stock for trading on a national securities exchange. As a result, holders of shares of our Class A common stock and Class T common stock seeking to immediately liquidate their investment in our common stock could engage in immediate short sales of shares of our common stock prior to the date on which the shares of our Class A common stock and Class T common stock convert into shares of our common stock and use the shares of our common stock that they receive upon conversion of their Class A common stock and Class T common stock to cover these short sales in the future. Such short sales could depress the market price of shares of our common stock and limit the effectiveness of the six-month lock-up strategy for limiting the number of shares of our common stock held by our stockholders that may be sold in the near-term.

We may be unable to raise additional capital needed to grow our business.

We may not be able to increase our capital resources by engaging in additional debt or equity financings. Even if we complete such financings, they may not be on favorable terms, which could impair our growth and adversely affect our existing operations. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including terms that require us to maintain specified liquidity, or other ratios that could otherwise not be in the best interests of our stockholders. Further, we and our directors and officers have agreed with the underwriters of our recently completed public offering that, subject to limited exceptions, we and our directors and officers may not, directly or indirectly, without the prior written consent of the representatives on behalf of the underwriters, offer to sell, sell, contract to sell, pledge or otherwise dispose of any shares of our common stock or any securities convertible into, or exercisable or exchangeable for such common stock, or publicly announce an intention to effect any such transaction, for a period from the date hereof until October 1, 2025.

Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect our stockholders, and our stockholders’ interests in us will be diluted as we issue additional shares.

We may in the future attempt to increase our capital resources by offering debt or equity securities, including notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing stockholders. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, our stockholders will bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.

In addition, subject to any limitations set forth under Maryland law, our Board may amend our charter to increase or decrease the number of authorized shares of stock (currently 900,000,000 shares), or the number of shares of any class or series of stock designated, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our Board. In addition, we have granted, and expect to grant in the future, equity awards to our independent directors and certain of our employees, including our executive officers, which to date consist of shares of our restricted stock and LTIP units, which are exchangeable into shares of our common stock subject to satisfaction of certain conditions. Finally, we have OP units outstanding which are exchangeable into shares of our Class A common stock under certain circumstances.

Therefore, existing stockholders will experience dilution of their equity investment in us as we (1) sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue restricted shares of our common stock, LTIP units or other equity-based securities to our independent directors and executive officers, or (5) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of OP units.

Because the OP units may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our stock.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

We have paid all or a portion of distributions from sources other than cash flow from operations in the past and are not prohibited from doing so again in the future. In the future we may borrow funds, issue additional securities, or sell assets in order to fund our distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from sources other than cash flow from operations, then we will have fewer funds available for acquisition of properties or working capital, which may affect our ability to generate future cash flows from operations and may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

Our distributions to stockholders may change, which could adversely affect the market price of shares of our common stock.

All distributions will be at the sole discretion of our Board and will depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and FFO, as adjusted, maintenance of our REIT qualification and such other matters as our Board may deem relevant from time to time. We intend to evaluate distributions on a regular basis, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including the following: we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows, or financial position; decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason; our Board may elect to retain cash for investment purposes, working capital reserves or other purposes, or to maintain or improve our credit ratings; and the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators, and/or the terms of any current or future indebtedness that these subsidiaries may incur. Stockholders have no contractual or other legal right to distributions that have not been authorized by the Board and declared by us. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, that the properties we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. We may need to fund such distributions from external sources, as to which no assurances can be given. In addition, as noted above, we may choose to retain operating cash flow, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of shares of our common stock. Our failure to meet the market’s expectations with regard to future cash distributions likely would adversely affect the market price of shares of our common stock.

The underwriters of our recently completed public offering may waive or release parties to the lock-up agreements entered into in connection with such offering, which could adversely affect the market price of our common stock.

We, all of our directors that will own equity in us following the completion of our recent public offering, and all of our executive officers have entered into lock-up agreements pursuant to which we and they will be subject to certain restrictions with respect to the sale or other disposition of shares of our common stock until October 1, 2025. The underwriters, at any time and without notice, may release all or any portion of the shares of common stock subject to the foregoing lock-up agreements. If the restrictions under the lock-up agreements are waived, then the shares of common stock, subject to compliance with the Securities Act or exceptions therefrom, will be available for sale into the public markets, which could cause the market price of shares of our common stock to decline and impair our ability to raise capital.

Prior to our recent listing on the NYSE, we had no operating history as a publicly traded company and may not be able to successfully operate as a publicly traded company.

Prior to our recent listing on the NYSE, we had no operating history as a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient for us to successfully operate as a publicly traded company. In addition, we are now required to comply with NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a publicly traded company would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
Not applicable.
(c)
Our share redemption program enabled our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. During the three months ended March 31, 2025, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 31, 2025	—	$—	—	1,129,237	(1)
February 28, 2025	—	$—	—	1,129,237	(1)
March 31, 2025	—	$—	—	1,129,237	(1)

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Articles of Merger Between SmartStop Self Storage REIT, Inc. and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed on March 18, 2024, Commission File No. 000-55617

3.5

Articles of Amendment for Reverse Stock Split to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.6

Articles of Amendment for Par Value Decrease to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.7

Articles Supplementary (Common Stock Reclassification) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.8

Articles Supplementary (Subtitle 8 Opt-Out) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

3.9

Second Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

10.1

Increase Agreement, by and among SmartStop OP, L.P. and KeyBank National Association, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed on March 12, 2025, Commission File No. 000-55617

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three months ended March 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: May 9, 2025	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)