Form 10-Q
period 2025-06-30
SmartStop Self Storage REIT, Inc.
filed 2025-08-08
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 31,050,000 outstanding shares of unclassified Common Stock, 22,347,372 outstanding shares of Class A Common Stock, and 2,043,173 outstanding shares of Class T Common Stock of the registrant.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and temporary equity, and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$524,496	$480,539
Buildings	1,705,642	1,516,095
Site improvements	100,352	94,562
	2,330,490	2,091,196
Accumulated depreciation	(336,636)	(305,132)
	1,993,854	1,786,064
Construction in process	7,224	9,503
Real estate facilities, net	2,001,078	1,795,567
Cash and cash equivalents	37,717	23,112
Restricted cash	5,418	6,189
Investments in unconsolidated real estate ventures (Note 4)	40,654	38,797
Investments in and advances to Managed REITs	105,158	57,722
Deferred tax assets	4,522	4,310
Other assets, net	21,400	33,538
Intangible assets, net of accumulated amortization	12,717	6,766
Trademarks, net of accumulated amortization	15,700	15,700
Goodwill	53,643	53,643
Debt issuance costs, net of accumulated amortization	4,663	6,723
Total assets	$2,302,670	$2,042,067
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$950,009	$1,317,435
Accounts payable and accrued liabilities	35,307	38,113
Due to affiliates	9	362
Distributions payable	8,360	9,257
Deferred tax liabilities	6,410	5,954
Total liabilities	1,000,095	1,371,121
Commitments and contingencies (Note 12)
Redeemable common stock	—	62,042
Preferred stock, $0.001 par value; 50,000,000 and 200,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively:
Series A Convertible Preferred Stock, $0.001 par value; 0 and 200,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 0 and 200,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively, with aggregate liquidation preferences of $0 and $203,400 at June 30, 2025 and December 31, 2024, respectively	—	196,356
Equity:
SmartStop Self Storage REIT, Inc.:
Common Stock, $0.001 par value; 141,250,000 shares and 0 shares authorized at June 30, 2025 and December 31, 2024, respectively; 31,050,000 shares and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	31	—
Class A Common Stock, $0.001 par value; 31,250,000 shares and 350,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 22,350,411 and 21,970,817 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	22	89
Class T Common Stock, $0.001 par value; 2,500,000 shares and 350,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 2,044,148 and 2,038,466 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	8
Additional paid-in capital	1,836,662	895,118
Distributions	(418,557)	(382,160)
Accumulated deficit	(202,416)	(185,649)
Accumulated other comprehensive income (loss)	840	(1,708)
Total SmartStop Self Storage REIT, Inc. equity	1,216,584	325,698
Noncontrolling interests in our Operating Partnership	85,991	86,470
Other noncontrolling interests	—	380
Total noncontrolling interests	85,991	86,850
Total equity	1,302,575	412,548
Total liabilities, temporary equity and equity	$2,302,670	$2,042,067

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Self storage rental revenue	$58,156	$52,660	$114,741	$103,129
Ancillary operating revenue	2,728	2,324	5,335	4,516
Managed REIT Platform revenues	4,036	2,670	8,149	5,405
Reimbursable costs from Managed REITs	1,896	1,509	4,039	3,155
Total revenues	66,816	59,163	132,264	116,205
Operating expenses:
Property operating expenses	22,050	17,695	42,137	35,085
Managed REIT Platform expenses	3,250	648	4,484	1,500
Reimbursable costs from Managed REITs	1,896	1,509	4,039	3,155
General and administrative	11,695	7,813	19,545	15,240
Depreciation	15,374	13,636	30,468	27,221
Intangible amortization expense	1,929	173	3,527	245
Acquisition expenses	359	12	561	82
Total operating expenses	56,553	41,486	104,761	82,528
Income from operations	10,263	17,677	27,503	33,677
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(119)	(359)	(361)	(688)
Equity in earnings (losses) from investments in Managed REITs	(157)	(257)	(372)	(709)
Other, net	(1,416)	(792)	(964)	(968)
Interest income	723	667	1,448	1,352
Interest expense	(12,030)	(17,294)	(34,052)	(33,848)
Loss on debt extinguishment	(1,745)	—	(2,533)	(471)
Income tax expense	(318)	(347)	(924)	(689)
Net loss	(4,799)	(705)	(10,255)	(2,344)
Net loss attributable to noncontrolling interests	196	(8)	699	91
Less: Distributions to preferred stockholders	(115)	(3,108)	(3,567)	(6,216)
Less: Accretion - preferred equity costs	(3,644)	—	(3,644)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(8,362)	$(3,821)	$(16,767)	$(8,469)
Net loss per Common Stock, Class A & Class T share – basic and diluted	$(0.16)	$(0.16)	$(0.43)	$(0.36)
Weighted average Common Stock outstanding – basic and diluted	30,367,582	—	15,267,680	—
Weighted average Class A Common shares outstanding – basic and diluted	22,008,069	22,163,231	21,993,004	22,170,946
Weighted average Class T Common shares outstanding – basic and diluted	2,044,150	2,030,701	2,042,475	2,030,008

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,799)	$(705)	$(10,255)	$(2,344)
Other comprehensive loss:
Foreign currency translation adjustment	1,556	(598)	1,596	(1,919)
Foreign currency hedge contract (losses) gains	(607)	504	(498)	1,860
Interest rate swap and cap contract gains (losses)	1,761	(808)	1,606	(1,314)
Other comprehensive income (loss)	2,710	(902)	2,704	(1,373)
Comprehensive loss	(2,089)	(1,607)	(7,551)	(3,717)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to noncontrolling interests	40	100	542	257
Comprehensive loss attributable to SmartStop Self Storage REIT, Inc. stockholders	$(2,049)	$(1,507)	$(7,009)	$(3,460)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2025	—	$—	22,018,249	$22	2,044,148	$2	$895,091	$(396,382)	$(194,054)	$(1,713)	$302,966	$85,104	$388,070	$196,356	$65,496
Issuance of shares in Underwritten Public Offering	31,050,000	31	—	—	—	—	931,469	—	—	—	931,500	—	931,500	—	—
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(57,492)	—	—	—	(57,492)	—	(57,492)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	65,496	—	—	—	65,496	—	65,496	—	(65,496)
Issuance of restricted stock, net of forfeitures	—	—	332,162	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.40 per share)	—	—	—	—	—	—	—	(22,175)	—	—	(22,175)	—	(22,175)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,682)	(1,682)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(184)	(184)	—	—
Repurchase of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	(1,530)	—	—	—	(1,530)	(320)	(1,850)	—	—
Redemption of Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(196,356)	—
Equity based compensation expense	—	—	—	—	—	—	3,628	—	—	—	3,628	3,113	6,741	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(8,362)	—	(8,362)	—	(8,362)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(320)	(320)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	123	123	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,466	1,466	90	1,556	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	—	—	(572)	(572)	(35)	(607)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	—	—	1,659	1,659	102	1,761	—	—
Balance as of June 30, 2025	31,050,000	$31	22,350,411	$22	2,044,148	$2	$1,836,662	$(418,557)	$(202,416)	$840	$1,216,584	$85,991	$1,302,575	$—	$—

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2024	22,217,386	$88	2,031,954	$8	$894,796	$(338,634)	$(171,918)	$433	$384,772	$90,094	$474,866	$196,356	$68,312
Offering costs	—	—	—	—	(80)	—	—	—	(80)	—	(80)	—	—
Changes to redeemable common stock	—	—	—	—	(5,682)	—	—	—	(5,682)	—	(5,682)	—	5,682
Redemptions of common stock	(127,991)	(1)	(10,360)	(1)	—	—	—	—	(1)	—	(1)	—	(8,623)
Issuance of restricted stock, net of forfeitures	1,141	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($0.60 per share)	—	—	—	—	—	(14,452)	—	—	(14,452)	—	(14,452)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,117)	(2,117)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(107)	(107)	—	—
Issuance of shares for distribution reinvestment plan	83,579	1	9,561	1	5,680	—	—	—	5,682	—	5,682
Equity based compensation expense	—	—	—	—	156	—	—	—	156	1,266	1,422	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(3,821)	—	(3,821)	—	(3,821)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(98)	(98)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	107	107	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(526)	(526)	(72)	(598)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	444	444	60	504	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(711)	(711)	(97)	(808)	—	—
Balance as of June 30, 2024	22,174,115	$89	2,031,155	$8	$894,870	$(353,086)	$(175,739)	$(360)	$365,782	$89,036	$454,818	$196,356	$65,371

See notes to consolidated financial statements.

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2024	—	$—	21,970,817	$89	2,038,466	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042
Issuance of shares in Underwritten Public Offering	31,050,000	31	—	—	—	—	931,469	—	—	—	931,500	—	931,500	—	—
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(57,492)	—	—	—	(57,492)	—	(57,492)	—	—
Tax withholding (net settlement redemption) related to vesting of restricted stock	—	—	(3,362)	—	—	—	(192)	—	—	—	(192)	—	(192)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	62,042	—	—	—	62,042	—	62,042	—	(62,042)
Par value adjustment due to Reverse Stock Split	—	—	—	(67)	—	(6)	72	—	—	—	(1)	—	(1)	—	—
Issuance of restricted stock, net of forfeitures	—	—	332,046	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($1.00 per share)	—	—	—	—	—	—	—	(36,397)	—	—	(36,397)	—	(36,397)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,893)	(3,893)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(365)	(365)	—	—
Issuance of shares for distribution reinvestment plan	—	—	50,910	—	5,682	—	3,452	—	—	—	3,452	—	3,452
Equity based compensation expense	—	—	—	—	—	—	3,723	—	—	—	3,723	4,261	7,984	—	—
Repurchase of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	(1,530)	—	—	—	(1,530)	(320)	(1,850)	—	—
Redemption of Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(196,356)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(16,767)	—	(16,767)	—	(16,767)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,003)	(1,003)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	305	305	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,501	1,501	95	1,596	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	—	—	(476)	(476)	(22)	(498)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	—	—	1,523	1,523	83	1,606	—	—
Balance as of June 30, 2025	31,050,000	$31	22,350,411	$22	2,044,148	$2	$1,836,662	$(418,557)	$(202,416)	$840	$1,216,584	$85,991	$1,302,575	$—	$—

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2023	22,190,284	$89	2,028,457	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277
Offering costs	—	—	—	—	(80)	—	—	—	(80)	—	(80)	—	—
Tax withholding (net settlement redemption) related to vesting of restricted stock	(3,829)	(1)	—	—	(218)	—	—	—	(219)	—	(219)	—	—
Changes to redeemable common stock	—	—	—	—	(11,376)	—	—	—	(11,376)	—	(11,376)	—	11,376
Redemptions of common stock	(190,135)	(1)	(16,508)	(1)	—	—	—	—	(2)	—	(2)	—	(17,282)
Issuance of restricted stock, net of forfeitures	10,425	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($1.20 per share)	—	—		—	—	(28,895)	—	—	(28,895)	—	(28,895)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(4,247)	(4,247)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(225)	(225)	—	—
Issuance of shares for distribution reinvestment plan	167,370	1	19,206	1	11,374	—	—	—	11,376	—	11,376	—	—
Equity based compensation expense	—	—	—	—	313	—	—	—	313	2,242	2,555	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(8,469)	—	(8,469)	—	(8,469)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(307)	(307)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	216	216	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,689)	(1,689)	(230)	(1,919)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,638	1,638	222	1,860	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,156)	(1,156)	(158)	(1,314)	—	—
Balance as of June 30, 2024	22,174,115	$89	2,031,155	$8	$894,870	$(353,086)	$(175,739)	$(360)	$365,782	$89,036	$454,818	$196,356	$65,371

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,255)	$(2,344)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,995	27,466
Change in deferred tax assets and liabilities	440	372
Accretion of fair market value adjustment of secured debt	366	80
Amortization of debt issuance costs	1,989	1,774
Loss on extinguishment of debt	2,533	471
Equity based compensation expense	7,984	2,555
Non-cash adjustment from equity method investments in JV Properties	361	688
Non-cash adjustment from equity method investments in Managed REITs	372	709
Accretion of financing fee revenues	(129)	(78)
Unrealized foreign currency and derivative (gains) losses	(979)	2,544
Sponsor funding reduction	507	380
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	2,176	2,573
Accounts payable and accrued liabilities	(5,277)	3,307
Managed REITs receivables	(15,175)	(8,817)
Due to affiliates	(353)	(6)
Net cash provided by operating activities	18,555	31,674
Cash flows from investing activities:
Purchase of real estate	(203,197)	(10,516)
Additions to real estate	(4,159)	(4,842)
Deposits on acquisition of real estate	(884)	(964)
Insurance proceeds on insured property damage	3,618	—
Capital distributions from Managed REITs	307	308
Investments in unconsolidated JV Properties	(1,552)	(2,411)
Capital distributions from unconsolidated JV Properties	1,042	—
Repayment of SSGT III loans	9,919	4,000
Funding of loans to SSGT III	(41,000)	—
Purchase of SST VI Subordinated Class C Units	(572)	(634)
Settlement of foreign currency hedges	1,065	1,939
Purchase of other assets	(39)	(59)
Net cash used in investing activities	(235,452)	(13,179)
Cash flows from financing activities:
Gross proceeds - Underwritten Public Offering	931,500	—
Offering costs	(56,820)	(80)
Gross proceeds from issuance of 2028 Canadian Notes	368,010	—
Gross proceeds from issuance of non-credit facility debt	74,800	55,590
Repayment of non-credit facility debt	(278,880)	—
Scheduled principal payments on non-credit facility debt	(1,556)	(1,703)
Proceeds from issuance of credit facility debt	116,000	591,500
Repayment of credit facility debt	(676,556)	(623,808)
Debt defeasance costs	(754)	—
Debt issuance costs	(1,945)	(9,172)
Redemptions of common stock	—	(12,605)
Redemption of Series A Convertible Preferred Stock	(200,000)	—
Payment of payroll withholding tax on stock vesting	(192)	(219)
Repurchase of noncontrolling interest in SST VI Advisor	(1,850)	—
Distributions paid to preferred stockholders	(6,967)	(6,259)
Distributions paid to common stockholders	(30,422)	(17,733)
Distributions paid to noncontrolling interests in our OP	(3,912)	(4,411)
Distributions paid to other noncontrolling interests	(365)	(225)
Net cash provided by (used in) financing activities	230,091	(29,125)
Impact of foreign exchange rate changes on cash and restricted cash	640	(752)
Change in cash, cash equivalents, and restricted cash	13,834	(11,382)
Cash, cash equivalents, and restricted cash beginning of year	29,301	53,427
Cash, cash equivalents, and restricted cash end of period	$43,135	$42,045

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Amounts in thousands)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$33,902	$31,241
Cash paid for income taxes	$294	$34
Supplemental disclosure of noncash activities:
Acquisition of real estate with loans payable	$25,106	—
Distributions payable	$8,360	$8,736
Real estate and construction in process included in accounts payable and accrued liabilities	$810	$892
Issuance of shares pursuant to distribution reinvestment plan	$3,452	$11,376
Redemption of common stock included in accounts payable and accrued liabilities	$—	$8,623
Deposit applied to the purchase of real estate	$2,739	$—
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$1,098	$943
Retirement of assets due to casualty loss	$—	$731

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Note 1. Organization

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries. Our Common Stock began trading on the New York Stock Exchange under the ticker symbol "SMA" on April 2, 2025.

We acquire and own self storage facilities; we also operate self storage facilities owned by us as well as those owned by the entities sponsored by us. As of June 30, 2025, we wholly-owned 171 self storage facilities located in 20 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, Washington, and Wisconsin), the District of Columbia, and Canada.

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

We manage the properties owned or operated by the Managed REITs, which together with the properties owned by the Delaware statutory trusts (“DSTs”) sponsored and operated pursuant to a lease with the DSTs by one of the Managed REITs and one other self storage property we manage, as of June 30, 2025, represented 49 operating properties and approximately 39,500 units and 4.3 million rentable square feet. Through our Managed REIT Platform and the DSTs, we originate, structure, and manage additional self storage investment products.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of June 30, 2025, we owned approximately 94% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 6% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and unaffiliated third parties. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

On March 20, 2025, we effected a one-for-four reverse stock split (the “Reverse Stock Split”) of each issued and outstanding share of Class A common stock (“Class A Common Stock”), $0.001 par value per share, and Class T Common Stock (“Class T Common Stock”), $0.001 par value per share. Concurrently with the Reverse Stock Split, we also effected a corresponding one-for-four reverse unit split (together with the Reverse Stock Split, the “Reverse Equity Splits”) of units of our Operating Partnership. As a result of the Reverse Equity Splits, every four shares of our common stock and every four Operating Partnership units that were issued and outstanding as of the date of the Reverse Equity Splits were automatically changed into one issued and outstanding share of common stock or one issued and outstanding Operating Partnership unit, as applicable, rounded to the nearest 1/1000th share or Operating Partnership unit. The reverse stock and unit splits impacted all classes of common stock and common operating partnership units proportionately and resulted in no impact on any stockholder's or limited partner's percentage ownership of all issued and outstanding common stock or common operating partnership units. In connection with the reverse equity splits, the number of shares of common stock and operating partnership units underlying the outstanding share-based awards were also proportionally reduced.

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

June 30, 2025

(Unaudited)

as to class or series. As a result, the Company had 565,000,000 shares of unclassified common stock, $0.001 par value per share, authorized but unissued.

On April 1, 2025 we executed our underwriting agreement, and on April 3, 2025, we closed our registered underwritten public offering (the “Underwritten Public Offering”) of 27,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”), at an initial price of $30.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission ("SEC") on Form S-11 (File No. 333-264449) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”). These shares are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "SMA". The underwriters also exercised an overallotment option to purchase 4,050,000 additional shares of Common Stock on April 3, 2025. Certain of our directors, officers, and employees, and friends and family members of certain of our directors, officers, and employees were able to and did purchase shares through us or our underwriters at the public offering price of $30.00 per share. Under this program, officers and directors purchased 31,500 shares. The gross and net proceeds received on April 3, 2025 were approximately $931.5 million and $875.6 million, respectively.

On June 12, 2025, we filed Articles of Amendment to our charter to decrease our total number of authorized shares of stock from 900,000,000 to 225,000,000. As a result of such decrease, our authorized shares of stock now consist of: (i) 175,000,000 shares of common stock, $0.001 par value per share, of which 31,250,000 shares are designated as Class A Common Stock, 2,500,000 shares are designated as Class T Common Stock, and 141,250,000 are common stock without designation as to class or series; and (ii) 50,000,000 shares of preferred stock, $0.001 par value per share.

On October 1, 2025, which is the six-month anniversary of the listing of our common stock for trading on the New York Stock Exchange, each share of Class A Common Stock and Class T Common Stock will automatically, and without any stockholder action, convert into one share of listed Common Stock. In preparation for this, on July 30, 2025, we completed a fractional share redemption of approximately $0.3 million, such that a total of approximately 8,000 shares were redeemed at a purchase price of $35.63 per share, which was the closing price of the Company’s common stock as of the end of that day. Each stockholder that held any fractional shares received a cash payment for such shares, and as a result, no stockholder of the Company owns any fractional shares.

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

On May 1, 2025, we terminated our distribution reinvestment plan. As of such date, we had sold approximately 2.7 million shares of Class A Common Stock and approximately 0.3 million shares of Class T Common Stock through our distribution reinvestment plan. See Note 12 – Commitments and Contingencies for additional information on our distribution reinvestment plan.

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

June 30, 2025

(Unaudited)

Reverse Equity Splits

As applicable and unless otherwise indicated, the consolidated financial statements and accompanying footnotes give effect to the retrospective effect to the Reverse Equity Splits as described above in Note 1 to the notes to the consolidated financial statements.

Underwritten Public Offering Costs

Prior to the consummation of the Underwritten Public Offering in April 2025, deferred costs pertaining to the Underwritten Public Offering were recorded in Other assets, net in our consolidated balance sheets. Such costs have been offset against the Underwritten Public Offering proceeds along with other such costs incurred during the three months ended June 30, 2025 and were all reclassified to additional paid-in capital in our consolidated balance sheets in the period ended June 30, 2025. We incurred other transaction costs related to our Underwritten Public Offering activities that were not directly attributable to our equity raise, and therefore were not capitalized; such costs were included within the General and administrative expenses line item in our consolidated statements of operations.

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

As of June 30, 2025 and December 31, 2024, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, our Nantucket Joint Venture (as defined below), and our equity investments in the Managed REIT's, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information). Our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI and SSGT III are consolidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Investments in and Advances to Managed REITs

As of June 30, 2025 and December 31, 2024, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

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

Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in the SSGT III and SST VI Tenant Protection Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses.

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

June 30, 2025

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $9.4 million and $0.7 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2025 and 2024, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2025 and 2024, our property acquisitions did not meet the definition of a business. To date, our acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended June 30, 2025 and 2024, we expensed approximately $0.4 million and approximately $12,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the six months ended June 30, 2025 and 2024, we expensed approximately $0.6 million and approximately $82,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2025 and 2024, no real property asset impairment losses were recognized.

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

June 30, 2025

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

As of June 30, 2025 and December 31, 2024, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. During the year ended December 31, 2024, the “Strategic Storage®” trademark, a definite lived trademark, became fully amortized.

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

June 30, 2025

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

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of our Operating Partnership, entered into a sponsor funding agreement (the “Sponsor Funding Agreement”) with SST VI and Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”) in connection with certain changes to the public offering of SST VI and as of June 30, 2025, such agreement was terminated (see Note 10 – Related Party Transactions for additional information).

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Balance as of December 31, 2023	$3,493
Amounts incurred	1,210
Recorded sponsor funding reduction	(844)
Balance as of December 31, 2024	$3,859
Amounts incurred	$377
Recorded sponsor funding reduction	(507)
Balance as of June 30, 2025	$3,729

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2025 and December 31, 2024, approximately $0.7 million and $0.8 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense.

We incurred advertising costs of approximately $1.4 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, within property operating expenses, and approximately $0.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, within general and administrative.

We incurred advertising costs of approximately $2.8 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively, within property operating expenses, and approximately $1.1 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively, within general and administrative.

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

June 30, 2025

(Unaudited)

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives, generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of June 30, 2025, the gross amount of the intangible assets was approximately $96.1 million, and accumulated amortization was approximately $83.4 million. As of December 31, 2024, the gross amount of the intangible assets was approximately $86.4 million, and accumulated amortization was approximately $79.6 million. See Note 10 – Related Party Transactions for additional information.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2025, 2026, 2027, 2028, and thereafter is approximately $5.3 million, $6.7 million, $0.1 million, $0.1 million, and $0.6 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $12.7 million was approximately 1.3 years as of June 30, 2025.

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

As of June 30, 2025 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $8.3 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $3.6 million. As of December 31, 2024, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.4 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.6 million.

As of June 30, 2025, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.8 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $2.7 million. As of December 31, 2024, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.4 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.0 million.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) and represented a gain of approximately $3.6 million and a loss of approximately $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and represented a gain of approximately $3.6 million and a loss of approximately $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Redeemable Common Stock

From our inception until April 29, 2025, we maintained a share redemption program (“SRP”) that enabled stockholders to sell their shares to us in limited circumstances. Upon the termination of our SRP on April 29, 2025, the maximum amount payable related to the SRP was reclassified from redeemable common stock (temporary equity) on our consolidated balance sheet to additional paid-in capital (permanent equity) in our consolidated statements of equity and temporary equity.

We evaluated the terms of our SRP, and we previously classified amounts that were redeemable under the SRP as redeemable common stock in the accompanying consolidated balance sheets. The maximum amount of redeemable shares under our SRP was limited to the net proceeds from the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan were considered to be temporary equity and were previously presented as redeemable common stock in the accompanying consolidated balance sheets.

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

June 30, 2025

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

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2025 and December 31, 2024, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$888,900	$899,807	$531,400	$554,348

During the six months ended June 30, 2025 and 2024, we held interest rate cash flow hedges and foreign currency net investment and cash flow hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2025, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The tables below present our assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at June 30, 2025 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Foreign Currency Hedges
Accounts payable and accrued liabilities	$—	$401	$—

	Fair Value Measurements at December 31, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Interest Rate Derivatives
Other assets	$—	$1,523	$—
Accounts payable and accrued liabilities	$—	$6,591	$—
Foreign Currency Hedges
Other assets	$—	$4,667	$—
Accounts payable and accrued liabilities	$—	$39	$—

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive loss. The ineffective portion of the change in fair value of the derivatives is recognized in Other, net, within our consolidated statements of operations. Amounts are reclassified out of other comprehensive income (loss) (“OCI”) into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Concentration

No single self storage customer represents a significant concentration of our revenues. For the six months ended June 30, 2025, approximately 22%, 21%, and 9% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed REIT Platform business. Please see Note 9 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classified our Series A Convertible Preferred Stock (as defined in Note 6 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. Per the original terms of our Series A Convertible Preferred Stock, it could be redeemed by us on or after the fifth anniversary of its issuance (October 29, 2024), or if certain events occur, such as the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we did not maintain our REIT status the holder could require redemption. As the shares were contingently redeemable, and under certain circumstances not solely within our control, we classified our Series A Convertible Preferred Stock as temporary equity.

We analyzed whether the conversion features in our Series A Convertible Preferred Stock should be bifurcated under the guidance in ASC 815-10 and determined that bifurcation was not necessary.

Our Series A Convertible Preferred Stock was redeemed on April 4, 2025, with proceeds from our Underwritten Public Offering.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net loss attributable to our common stockholders for basic computations of earnings per share by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock.

Diluted earnings per share is computed by including the dilutive effect, as applicable of the conversion of all potential common stock equivalents (which includes unvested restricted stock, Series A Convertible Preferred Stock, Class A and Class A-1 OP Units, and unvested LTIP Units) and accordingly, as applicable, adjusting net income to add back any changes in earnings that reduce earnings per common share in the period associated with the potential common stock equivalents.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,799)	$(705)	$(10,255)	$(2,344)
Net loss attributable to noncontrolling interests	196	(8)	699	91
Net loss attributable to SmartStop Self Storage REIT, Inc.	(4,603)	(713)	(9,556)	(2,253)
Less: Accretion - preferred equity costs	(3,644)	—	(3,644)	—
Less: Distributions to preferred stockholders	(115)	(3,108)	(3,567)	(6,216)
Less: Distributions to participating securities	(170)	(112)	(287)	(227)
Net loss attributable to common stockholders - basic:	(8,532)	(3,933)	(17,054)	(8,696)
Net loss attributable to common stockholders - diluted:	$(8,532)	$(3,933)	$(17,054)	$(8,696)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	54,419,801	24,193,932	39,303,159	24,200,954
Average number of common shares outstanding - diluted	54,419,801	24,193,932	39,303,159	24,200,954
Earnings per common share:
Basic	$(0.16)	$(0.16)	$(0.43)	$(0.36)
Diluted	$(0.16)	$(0.16)	$(0.43)	$(0.36)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	154,630	4,690,432	2,410,001	4,690,432
Class A and Class A-1 OP Units	3,391,542	3,307,324	3,383,481	3,294,712
Unvested LTIP Units	106,680	85,198	87,514	83,184
Unvested restricted stock awards	151,250	5,855	78,474	4,604
	3,804,102	8,088,809	5,959,470	8,072,932

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

Note 3. Real Estate

The following summarizes the activity in real estate facilities during the six months ended June 30, 2025 (in thousands):

Real estate
Balance at December 31, 2024	$2,091,196
Impact of foreign exchange rate changes and other	10,312
Improvements and additions	7,118
Acquisitions	221,864
Balance at June 30, 2025	$2,330,490
Accumulated depreciation
Balance at December 31, 2024	$(305,132)
Depreciation expense	(29,733)
Impact of foreign exchange rate changes and other	(1,771)
Balance at June 30, 2025	$(336,636)

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

On April 15, 2025, we purchased a self storage facility located in Kelowna, British Columbia (the "Kelowna Property"). The purchase price for the Kelowna Property was approximately USD $29.1 million, plus closing costs. This acquisition was partially funded with proceeds drawn from the Credit Facility. In connection with this acquisition, we assumed a loan from the seller in the amount of approximately $24.5 million CAD or approximately $17.7 million USD, (the "Kelowna Loan"). Please see Note 5 – Debt for additional information.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

On May 29, 2025, we purchased a self storage facility located in Lakewood, Colorado (the "Lakewood II Property"). The purchase price for the Lakewood II Property was approximately $12.7 million, plus closing costs. This acquisition was funded with proceeds drawn from the Credit Facility.

On June 17, 2025, we purchased a portfolio of five self storage facilities located in Houston, Texas. The combined purchase price for these five properties was approximately $108.1 million, plus closing costs. This acquisition was funded with proceeds from the 2028 Canadian Notes. In connection with the acquisition of this portfolio, we assumed a mortgage loan on one of the properties from the seller in the amount of approximately $8.8 million, (the "Houston Property Loan"). Please see Note 5 – Debt for additional information.

The following table summarizes the purchase price allocations for the real estate related assets acquired during the six months ended June 30, 2025 (in thousands):

Acquisition	Acquisition Date	Occupancy Upon Acquisition(1)	Real Estate Assets	Intangibles	Total (2)	2025 Revenue(3)
Hillside	1/7/2025	89%	$34,556	$1,388	$35,944	$1,211
Clifton	1/7/2025	93%	37,072	1,575	38,647	1,387
Murfreesboro	2/20/2025	89%	7,578	329	7,907	258
Kelowna	4/15/2025	88%	27,445	762	28,207	324
Lakewood II	5/29/2025	87%	12,242	507	12,749	105
Holzwarth Rd, Houston	6/17/2025	82%	14,525	744	15,269	60
Holcombe Blvd, Houston	6/17/2025	92%	35,835	1,686	37,521	123
Louetta Rd, Houston	6/17/2025	88%	19,141	872	20,013	70
FM 2978, Houston	6/17/2025	83%	13,867	643	14,510	53
Shenandoah, Houston	6/17/2025	88%	19,603	910	20,513	67
			$221,864	$9,416	$231,280	$3,658

(1) Represents the approximate occupancy percentage of the property at the time of acquisition.

(2) The allocation noted above is based on a determination of the relative fair value of the total consideration provided and represents the amount paid including capitalized acquisition costs, as applicable.

(3) The operating results of the self storage properties acquired have been included in our consolidated statements of operations since their acquisition dates.

Potential Acquisitions

As of August 8, 2025, we, through our wholly-owned subsidiaries, were party to four purchase and sale agreements with unaffiliated third parties for the acquisition of eight self storage facilities or development sites located in Canada. The total purchase price for these properties and sites is approximately $80.3 million, plus closing costs. We plan to close on six of the properties, with a combined purchase price of approximately $73.1 million, with the remaining assets to be acquired by one of the Managed REITs. There can be no assurance that we will complete these acquisitions. If we fail to acquire these properties, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $1.0 million as a result.

We may assign some or all of the above purchase and sale agreements to one or more of our Managed REITs.

Eminent Domain

In May 2025, we learned that two of our self storage properties in Asheville, North Carolina, the Asheville III and Asheville IV properties, may be impacted by the current plan for a highway expansion project. We are in the preliminary stages of evaluating the impact that this project may have on these two properties, including how much of each property may be taken. The aggregate rentable square feet and carrying value of these properties as of June 30, 2025, was approximately

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

114,000 square feet and $16.0 million, respectively. We will continue to work with the authorities and their representatives to further understand the impact to our properties, attempt to mitigate the impact to us and our tenants, and as needed, negotiate the fair value of any property that may ultimately be taken. We do not expect the taking to have a material impact on our results of operations and we evaluated these properties for impairment, concluding that as of June 30, 2025 there was no impairment. The total revenue for the Asheville III and Asheville IV properties for the six months ended June 30, 2025 was approximately $0.5 million and $0.5 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As of June 30, 2025, and December 31, 2024, the carrying value of this investment was approximately $6.4 million and $6.0 million, respectively.

SmartCentres Joint Ventures

We are party to joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own eleven joint venture properties, ten of which were operational as of June 30, 2025.

For the three months ended June 30, 2025 and 2024, we recorded net aggregate loss of approximately $0.1 million and $0.4 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

For the six months ended June 30, 2025 and 2024, we recorded net aggregate loss of approximately $0.4 million and $0.7 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the “Canadian JV Properties”) (in thousands):

Canadian JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of June 30, 2025	Carrying Value of Investment as of December 31, 2024
Dupont (1)(6)	October 2019	$3,390	$3,358
East York (2)(6)	June 2020	5,060	4,945
Brampton (2)(6)	November 2020	1,511	1,533
Vaughan (2)(6)	January 2021	2,012	2,019
Oshawa (2)(6)	August 2021	846	938
Scarborough (2)(5)	November 2021	1,967	1,969
Aurora (1)(5)	December 2022	1,821	1,935
Kingspoint (2)(5)	March 2023	3,349	3,299
Whitby (4)	January 2024	8,054	7,661
Markham (1)(7)	May 2024	2,653	2,470
Regent (3)	Under Development	3,616	2,655
		$34,279	$32,782

(1)
These joint venture properties were acquired through our merger with Strategic Storage Growth Trust II, Inc., which closed on June 1, 2022.
(2)
These joint venture properties were acquired through our merger with Strategic Storage Trust IV, Inc., which closed on March 17, 2021.
(3)
This property was occupied pursuant to a single tenant industrial lease until October 2024. The property is under development to become a self storage facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

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

As of June 30, 2025, we had ownership interests in the eleven Canadian JV Properties, and one unconsolidated real estate development project in Nantucket, Massachusetts, the Nantucket Joint Venture, collectively (the "JV Properties").

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

As of June 30, 2025, there was approximately $46.0 million CAD or approximately $33.7 million USD outstanding on the RBC JV Term Loan II.

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

June 30, 2025

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

As of June 30, 2025, $70.0 million CAD or approximately $51.3 million in USD, was outstanding on the RBC JV Term Loan.

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

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each Canadian JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of June 30, 2025, the joint ventures were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of June 30, 2025, the total interest rate was approximately 5.8%.

As of June 30, 2025, approximately $18.5 million CAD or approximately $13.6 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2024, approximately $18.7 million CAD or approximately $13.0 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the Canadian JV Properties.

Note 5. Debt

Our debt is summarized as follows (in thousands):

Loan	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$88,302	$89,240	3.89%	8/1/2026
Ladera Office Loan	3,686	3,736	4.29%	11/1/2026
Credit Facility	54,275	614,831	5.95%	2/22/2027
2027 Ladera Ranch Loan	42,000	42,000	5.00%	12/5/2027
2028 Canadian Notes	366,200	—	3.91%	6/16/2028
Kelowna Property Loan	17,825	—	3.45%	9/30/2028
2028 Canadian Term Loan (5) (7)	80,564	76,527	6.41%	12/1/2028
CMBS Loan(3)	104,000	104,000	5.00%	2/1/2029
SST IV CMBS Loan (4)	40,500	40,500	3.56%	2/1/2030
2032 Private Placement Notes	150,000	150,000	5.28%	4/19/2032
Houston Property Loan	8,834	—	5.15%	5/1/2034
2027 NBC Loan (5) (6)	—	51,425
2025 KeyBank Acquisition Facility	—	100,200
KeyBank Florida CMBS Loan(2)	—	49,915
Discount on secured debt, net	(2,104)	(1,570)
Debt issuance costs, net	(4,073)	(3,369)
Total debt	$950,009	$1,317,435

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
(2)
On February 4, 2025, we completed a series of transactions whereby we (i) defeased this loan (the “Defeasance”), and (ii) exercised the accordion rights under the Credit Facility to increase commitments by $50 million to a total of $700 million and simultaneously drew approximately $51 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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
(6)
This loan incurred interest at an all in rate of CORRA (as defined further below under the section entitled "2027 NBC Loan"), plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%. The effective interest rate on this loan was 6.42% when factoring the effects of a CORRA Swap which we entered into with the National Bank of Canada for the initial term of the loan. The Dufferin, Oakville II, Burlington II, Iroquois Shore Rd, and Stoney Creek I properties were encumbered by this loan. See Note 7 – Derivative Instruments for additional information. This loan was fully paid off on June 16, 2025 with proceeds from the 2028 Canadian Notes offering, as described below.
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

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2025 and December 31, 2024 was approximately 4.6% and 5.9%, respectively. We are subject to certain restrictive covenants, relating to the outstanding debt, and as of June 30, 2025, we were in compliance with all such covenants.

Houston Property Loan

In connection with the acquisition of the Holzwarth, Houston Property on June 17, 2025, we assumed a loan from the seller in the amount of approximately $8.8 million, (the "Houston Property Loan"). The Houston Property Loan incurs interest at a fixed rate of 5.15% and principal payments are required on a 25 year amortization schedule. The loan is due in full on May 1, 2034. We provided a full recourse guaranty to National Western Life Insurance Company, the lender, in connection with this loan, until certain physical occupancy and rental revenue thresholds are met for three consecutive months, after which time the guaranty will become a limited-recourse guaranty.

2028 Canadian Notes

On June 11, 2025, we, as guarantor, and the Operating Partnership, as issuer, sold on a private placement basis in all of the provinces of Canada, an aggregate principal amount of $500 million CAD senior unsecured notes which incur interest only at a fixed rate of 3.91%, and becomes due on June 16, 2028 (the “2028 Canadian Notes”).

The 2028 Canadian Notes were offered pursuant to an agency agreement entered into among us, the Operating Partnership, the subsidiary guarantors, BMO Nesbitt Burns Inc., National Bank Financial Inc., Scotia Capital Inc. and RBC Dominion Securities Inc. The sale and purchase of the 2028 Canadian Notes occurred on June 16, 2025.

The 2028 Canadian Notes were issued pursuant to an indenture (the “Base Indenture”) among us, the Operating Partnership and Computershare Trust Company of Canada (the “Trustee”), as amended and supplemented by a first supplemental indenture to the Base Indenture among us, the Operating Partnership and the subsidiary guarantors (the “First

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Supplemental Indenture” and together with the Base Indenture, the “Indenture”).

The 2028 Canadian Notes bear interest at a rate of approximately 3.91% per annum, payable semiannually on June 16 and December 16 in each year, beginning on December 16, 2025, until maturity.

The Operating Partnership will be permitted to redeem at any time all, or from time to time any part of, the 2028 Canadian Notes then outstanding at a redemption price equal to the greater of (i) 100% of the principal amount so prepaid and (ii) the Canada Yield Price, together in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. The “Canada Yield Price” means a price equal to the price of a note calculated to provide a yield to the maturity date, compounded semi-annually and calculated in accordance with generally accepted financial practice, equal to the government of Canada yield plus 0.28%, on the business day prior to the date on which the Operating Partnership gives notice of redemption. In addition, upon a change of control triggering event, the Operating Partnership is required to offer to prepay the 2028 Canadian Notes at a repurchase price in cash equal to 101% of the principal amount of the 2028 Canadian Notes plus accrued and unpaid interest thereon. For clarity, holders who accept an offer to repurchase their notes upon a change of control triggering event shall not be entitled to the Canada Yield Price or any other amount in excess of the repurchase price.

The indenture contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. In addition, if an event of default occurs and is continuing, the trustee may, in its discretion, and will, upon receiving instruction from the holders of 25% in aggregate principal amount of the outstanding 2028 Canadian Notes, accelerate the maturity of the 2028 Canadian Notes, including any accrued and unpaid interest, provided that holders of more than 50% of the principal amount of the 2028 Canadian Notes will have the right to waive certain of the events of default and/or annul the declaration made by the Trustee to accelerate the maturity of the 2028 Canadian Notes.

The 2028 Canadian Notes have been issued on a pari passu basis with our existing Credit Facility (as defined below) with KeyBank and the Operating Partnership’s $150 million 2032 Private Placement Notes due April 19, 2032, and as such, we and each of our subsidiaries that have incurred or guaranteed indebtedness under the Credit Facility and the 2032 Notes (as defined below) (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed the Operating Partnership’s obligations under the 2028 Canadian Notes (the “Note Guarantees”). The indenture requires any of our subsidiaries that incurs or guarantees indebtedness under either of the Credit Facility or the 2032 Notes in the future to also provide a note guarantee in favor of the holders of the 2028 Canadian Notes.

In connection with the closing of the 2028 Canadian Notes offering, we used approximately $1.7 million CAD of the net proceeds to pay for transaction costs related to the 2028 Canadian Notes, $73.5 million CAD of the net proceeds to fully repay the principal and accrued interest outstanding on the 2027 NBC Loan (as defined below), and approximately $1.7 million CAD of the net proceeds for the early termination of a CORRA Swap. We converted the balance of the approximately $423.1 million CAD of the net proceeds through an FX spot trade on June 16, 2025 and received approximately $311.4 million USD. We paid down $200.0 million on the Credit Facility, used approximately $97.2 million to fund the acquisition of a portfolio of five self storage facilities in Houston, Texas on June 17, 2025, and retained approximately $14.2 million for general working capital purposes.

Kelowna Property Loan

In connection with the acquisition of the Kelowna Property on April 15, 2025, we assumed a loan from the seller in the amount of approximately $24.5 million CAD or approximately $17.7 million USD, (the "Kelowna Loan"). The Kelowna Loan incurs interest at a fixed rate of 3.45% with amortizing principal payments based on a 25 year amortization schedule, with a maturity of September 30, 2028. We provided a full recourse guaranty to National Bank of Canada, the lender, in connection with this loan.

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

June 30, 2025

(Unaudited)

date of December 5, 2027, and is secured by the Ladera Ranch Property. An origination fee of 3.0% or approximately $1.3 million was paid at closing. We also provided a non-recourse guaranty to Extra Space Storage LP in connection with this loan.

See Note 6 – Preferred Equity, for additional information regarding our other then pre-existing relationship with this seller/lender.

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

June 30, 2025

(Unaudited)

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

As of June 30, 2025, borrowings under the Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the Credit Facility incurs interest is subject to increase based on the consolidated leverage ratio. There are six leverage tiers under the Credit Facility following a Security Interest Termination Event, with the highest tier in effect when leverage is above 60% and a maximum spread of 225 basis points on the Credit Facility. The change in our pricing grid as a result of the Security Interest Termination Event took effect as of May 1, 2025, and continued through June 30, 2025. As of June 30, 2025, our consolidated leverage ratio was within the first leverage tier, and this loan incurred interest at daily simple SOFR plus a spread of 1.40% and the SOFR Index Adjustment of 0.10%.

The Credit Facility was fully recourse, jointly and severally, to us, the Borrower, and certain of our subsidiaries (the “Subsidiary Guarantors”). The Credit Facility was initially secured by a pledge of equity interests in the Subsidiary Guarantors. However, upon the achievement of certain security interest termination conditions, the pledges were released and the Credit Facility became unsecured (the “Security Interest Termination Event”). The Security Interest Termination Event occurs at the Borrower’s election, once the Borrower satisfies all of the following security interest termination conditions: (i) a fixed charge coverage ratio of no less than 1.50:1.00; (ii) an unsecured interest coverage ratio of not less than 2.00:1.00; (iii) a consolidated capitalization rate leverage ratio of not greater than 60%; and (iv) a secured debt ratio of no greater than 40%. Following the occurrence of the Security Interest Termination Event, certain terms and conditions of the Credit Facility are modified, including, but not limited to: (i) in certain circumstances, a reduction in the applicable rate under the Credit Facility, (ii) the modification or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of us, Borrower or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the Credit Facility. The outstanding 2032 Private Placement Notes previously issued by us remain pari passu with the Credit Facility.

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

On April 11, 2025, we reduced the total commitment available to us under the Credit Facility from $700 million to $600 million. In connection with the reduction of the borrowing capacity, we recognized approximately $0.9 million of expense. Such amount is included within Loss on debt extinguishment, and represents a proportional amount of the unamortized debt issuance costs attributable to the Credit Facility calculated based on the proportion of the reduced commitments available under the Credit Facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

During the six months ended June 30, 2025, we made various draws on the Credit Facility, totaling an additional $116.0 million in order to defease the KeyBank Florida CMBS Loan, to fund the acquisition of three self storage properties, to fund loans to the Managed REIT's, and to fund other general corporate activities.

On April 4, 2025, we paid down approximately $472.1 million on the Credit Facility, using proceeds from the Underwritten Public Offering which closed on April 3, 2025.

On June 16, 2025, we paid down an additional $200.0 million on the Credit Facility, using proceeds from the issuance of the 2028 Canadian Notes offering. On June 30, 2025, we paid down an additional $4.5 million on the Credit Facility.

2027 NBC Loan

On March 7, 2024, we, through five of our wholly-owned Canadian subsidiaries (the “2027 NBC Loan Borrowers”), entered into a loan with National Bank of Canada (“NBC”) as administrative agent, National Bank Financial as lead arranger and sole bookrunner, and certain other lenders party thereto (the “2027 NBC Loan”). On such date, we drew the maximum aggregate borrowing of $75 million CAD pursuant to the 2027 NBC Loan. This loan was secured by the five properties owned by the 2027 NBC Loan Borrowers (the “Secured NBC Properties”).

Previously, four of the Secured NBC Properties were included in the borrowing base of the Credit Facility, and the other property was unencumbered. The net proceeds from the 2027 NBC Loan were used to pay down the Credit Facility by approximately $55.1 million USD, and accordingly, the respective four properties were released as collateral from the Credit Facility.

The 2027 NBC Loan initially had a maturity date of March 7, 2027. The 2027 NBC Loan carried a variable interest rate based on either the Canadian Overnight Repo Rate Average (“CORRA”) or the Canadian Prime Rate. Borrowings under the 2027 NBC Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%.

On March 12, 2024, we entered into an interest rate swap agreement based on CORRA with NBC whereby, inclusive of the swap we fixed the interest rate on the NBC loan at 6.42% for the initial three year term of the loan. The 2027 NBC Loan required monthly amortizing principal and interest payments, which were based on a 25-year amortization schedule. The 2027 NBC Loan could be prepaid, in whole or in part, at any time upon prior written notice to the lenders, subject to interest rate swap breakage costs. SmartStop and the 2027 NBC Loan Borrowers provided an ordinary course environmental indemnity in favor of NBC and the lenders. SmartStop served as a non-recourse guarantor, and each borrower provided a limited recourse guaranty up to the amount of the collateral pledged by it, under the 2027 NBC Loan.

The balance of the 2027 NBC Loan of approximately $73.3 CAD million was paid off on June 16, 2025 and the associated interest rate swap was terminated and settled with the proceeds received from the 2028 Canadian Notes. In connection with the early payoff of the 2027 NBC Loan, we recorded approximately $0.4 million USD of net deferred debt issuance costs to loss on debt extinguishment in our consolidated statements of operations during the three months ended June 30, 2025.

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

Interest payable on the Notes were originally subject to a prospective 75 basis points increase, if, as of March 31, 2023, the ratio of total indebtedness to EBITDA (the “Total Leverage Ratio”) of the Company and its subsidiaries, on a consolidated basis, was greater than 7.00 to 1.00 (a “Total Leverage Ratio Event”).

As of March 31, 2023, such Total Leverage Ratio Event occurred, and our 2032 Private Placement Notes began accruing interest at a rate of 5.28%. The interest accruing on the 2032 Private Placement Notes will continue to accrue at

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters, upon such achievement, the applicable fixed interest rate will revert to 4.53% and remain at that interest rate through maturity, regardless of our future Total Leverage Ratio. As of June 30, 2025 our Total Leverage Ratio was less than 7.00 to 1.00. If we maintain this ratio for a second consecutive fiscal quarter, through September 30, 2025, in accordance with the terms of the 2032 Private Placement Notes, the fixed interest rate will revert to 4.53% effective October 1, 2025.

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

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that were substantially similar to the Former Credit Facility (defined below). The 2032 Private Placement Notes were issued on a pari passu basis with the previously existing Credit Facility, and are pari passu with the Credit Facility. As described above, as a result of the Security Interest Termination Event, on April 17, 2025, KeyBank released the pledges of the Subsidiary Guarantors pursuant to the Debt Agreements, and each of the Credit Facility and the 2032 Private Placement Notes, respectively, became unsecured. Prior to such event, the Company and Subsidiary Guarantors fully and unconditionally guaranteed the Operating Partnership’s obligations under the 2032 Private Placement Notes.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following table presents the future principal payments required on outstanding debt as of June 30, 2025 (in thousands):

2025	$1,460
2026	93,064
2027	98,468
2028	460,761
2029	104,289
2030 and thereafter	198,144
Total payments	956,186
Discount on secured debt	(2,104)
Debt issuance costs, net	(4,073)
Total	$950,009

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

June 30, 2025

(Unaudited)

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

In connection with the Underwritten Public Offering, discussed in Note 1, all issued and outstanding shares of our Series A Convertible Preferred Stock were redeemed on April 4, 2025, using net proceeds from our Underwritten Public Offering which closed on April 3, 2025. We paid the liquidation amount of approximately $203.6 million, which included approximately $3.6 million of accumulated and unpaid distributions. Additionally, in accordance with GAAP, upon redemption, we accreted the approximately $3.6 million of issuance costs which had previously been recorded as a reduction to the carrying value, such amount was included in the accretion - preferred equity costs line item in our consolidated statements of operations.

Note 7. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives is to add stability to our earnings (losses) and to manage our exposure to interest rate movements. To accomplish this objective, we have used interest rate swaps and caps as part of our interest rate risk management strategy.

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

In connection with the 2027 NBC Loan borrowing, on March 12, 2024, we entered into a CORRA Swap with NBC with an initial notional amount of CAD $75,000,000 at a rate of 3.926% for the initial duration of the 2027 NBC Loan, maturing on March 7, 2027. The amortization of this swap corresponded with the amortizing principal payments on the related loan. This CORRA Swap was terminated on June 16, 2025 in connection with the full repayment of the 2027 NBC Loan on June 16, 2025. In connection with the termination of the CORRA Swap, we paid National Bank of Canada approximately $1.7 million CAD.

On May 1, 2024, to hedge our exposure to potentially rising interest rates, we entered into three SOFR interest rate caps for a total of approximately $8.2 million, which hedged approximately $400 million of notional exposure. We initially deferred payment for these SOFR interest rate caps, and recorded these interest rate caps net of the remaining amount of such deferred payment liability on our balance sheet. On April 8, 2025, in connection with our principal paydown on the Credit Facility, we terminated two of these three SOFR interest rate caps, and paid approximately $3.5 million. On May 1, 2025, the third of these three SOFR interest rate caps matured, whereby we owed and paid approximately $3.7 million, representing $3.9 million of deferred payment, less $0.2 million related to the prior month's settlement.

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

June 30, 2025

(Unaudited)

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

On June 16, 2025, we terminated a $100 million SOFR interest rate cap with no remuneration, such cap was set to mature on December 1, 2025.

In connection with our 2028 Canadian Notes issuance, on May 29, 2025 we entered into a government of Canada treasury rate forward with a notional amount of $400 million CAD, with a rate locked at 2.6730%, and an expiration date of June 18, 2025. On June 11, 2025 we terminated this forward early, and received approximately $0.5 million USD in connection with such transaction.

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

The change in the value of the portion of our settled and unsettled foreign currency forwards that are not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a loss of approximately $4.2 million and a gain of approximately $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and loss of approximately $3.8 million and a gain of approximately $1.7 million for the six months ended June 30, 2025 and 2024, respectively.

On December 30, 2024, in an effort to hedge the cash generated at our Canadian properties, we entered into four new foreign currency forwards; (i) one such hedge had a notional amount of $2.8 million CAD at a strike rate of 1.4412, and matured on February 27, 2025, (ii) the second hedge had a notional amount of $3.3 million CAD at a strike rate of 1.4363, and matured on May 27, 2025, (iii) the third hedge has a notional amount of $3.5 million CAD at a strike rate of 1.4312, maturing on August 27, 2025, (iv) the fourth hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4261, maturing on November 28, 2025.

On February 28, 2025, we entered into a similar hedge with a notional amount of $3.2 million CAD at a strike rate of 1.4217, maturing on February 27, 2026. On May 29, 2025, we entered into a similar hedge with a notional amount of $3.3 million CAD at a strike rate of 1.3600, maturing on May 27, 2026.

On April 11, 2025, we settled a net investment hedge FX Forward, receiving approximately $2.6 million USD, and simultaneously entered into a new net investment hedge FX Forward for the same notional amount of approximately $136.5 million CAD, maturing on July 11, 2025. On June 23, 2025, we entered into a net investment hedge FX Forward to directly offset the pre-existing $136.5 million CAD FX Forward. This hedge negated the impact of the previously existing hedge. On June 29, 2025, we were able to terminate both hedges, and we paid approximately $1.8 million on July 1, 2025 in connection with settling both of these derivatives.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of June 30, 2025 (dollars in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Foreign Currency Forwards:
CAD Forward (1)	$3,500	1.4312	December 30, 2024	August 27, 2025
CAD Forward (1)	$3,300	1.4261	December 30, 2024	November 28, 2025
CAD Forward (1)	$3,200	1.4217	February 28, 2025	February 26, 2026
CAD Forward (1)	$3,300	1.3600	May 29, 2025	May 27, 2026

(1)
Notional amounts shown are denominated in CAD.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2024 (dollars in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap (1)	$100,000	1.50%	May 1, 2024	May 1, 2025
SOFR Cap (1)	$100,000	2.00%	July 1, 2024	July 1, 2025
SOFR Cap	$100,200	1.25%	December 30, 2024	July 1, 2025
SOFR Cap	$100,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap (2)	$200,000	5.50%	December 2, 2024	December 1, 2026
CORRA Swap (3)	$73,918	3.93%	March 7, 2024	March 7, 2027
Foreign Currency Forwards:
CAD Forward (3)	$2,800	1.4412	December 30, 2024	February 27, 2025
CAD Forward (3)	$136,746	1.3648	April 12, 2024	April 11, 2025
CAD Forward (3)	$3,300	1.4363	December 30, 2024	May 27, 2025
CAD Forward (3)	$3,500	1.4312	December 30, 2024	August 27, 2025
CAD Forward (3)	$3,300	1.4261	December 30, 2024	November 28, 2025

(1)
We initially deferred payment on this SOFR cap until its maturity.
(2)
We deferred payment on this SOFR cap until January 2, 2025, at which point, monthly payments became due on the first of each month until the date of its maturity.
(3)
Notional amounts shown are denominated in CAD.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	June 30, 2025	December 31, 2024
Interest Rate Derivatives
Other assets	$—	$1,523
Accounts payable and accrued liabilities (1)	$—	$6,591
Foreign Currency Hedges
Other assets	$—	$4,667
Accounts payable and accrued liabilities (2)	$401	$39

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

(1) Included herein is approximately $8.2 million in deferred payments on certain of our SOFR interest rate caps as of December 31, 2024, as well as the fair value of the related SOFR interest rate caps, along with the value of our CORRA swap.

(2) On June 29, 2025, we terminated two CAD FX forwards. We paid approximately $1.8 million on July 1, 2025 in connection with terminating both of these derivatives. Such payable was recorded within accounts payable and accrued liabilities within our consolidated balance sheets as of June 30, 2025.

The following tables present the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented (in thousands):

	Gain (loss) recognized in OCI for the three months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended June 30,		Location of gain/(loss) associated with missed forecast transaction	Amount of Gain or (Loss) Recognized in Income on Derivative (Reclassifications of Missed Forecasted Transactions) for the three months ended June 30,
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$209	$12	Interest expense	$(126)	$143	Other income/ (expense)	$(1,234)	$—
Interest Rate Caps	(7)	167	Interest expense	(86)	844	Other income/ (expense)	(191)	—
Foreign Currency Forwards	(607)	504	N/A	—	—	N/A	—	—
	$(405)	$683		$(212)	$987		$(1,425)	$—

	Gain (loss) recognized in OCI for the six months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the six months ended June 30,		Location of gain/(loss) associated with missed forecast transaction	Amount of Gain or (Loss) Recognized in Income on Derivative (Reclassifications of Missed Forecasted Transactions) for the six months ended June 30,
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$(147)	$(48)	Interest expense	$(237)	$184	Other income/ (expense)	$(1,234)	$—
Interest Rate Caps	(30)	635	Interest expense	(190)	1,717	Other income/ (expense)	(191)	—
Foreign Currency Forwards	(498)	1,860	N/A	—	—	N/A	—	—
	$(675)	$2,447		$(427)	$1,901		$(1,425)	$—

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

June 30, 2025

(Unaudited)

subject to corporate U.S. federal and state income tax. Additionally, we own and operate a number of self storage properties located throughout Canada, the income of which is generally subject to income taxes under the laws of Canada.

The following is a summary of our income tax expense (benefit) for the three months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30, 2025
	Federal	State	Canadian	Total
Current	$—	$(13)	$155	$142
Deferred	71	(1)	106	176
Total	$71	$(14)	$261	$318

	For the three months ended June 30, 2024
	Federal	State	Canadian	Total
Current	$—	$9	$184	$193
Deferred	56	1	97	154
Total	$56	$10	$281	$347

	For the six months ended June 30, 2025
	Federal	State	Canadian	Total
Current	$—	$3	$481	$484
Deferred	140	-	300	440
Total	$140	$3	$781	$924

	For the six months ended June 30, 2024
	Federal	State	Canadian	Total
Current	$—	$18	$299	$317
Deferred	125	3	244	372
Total	$125	$21	$543	$689

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	June 30, 2025	December 31, 2024
Deferred tax liabilities:
Intangible contract assets	$—	$(6)
Canadian real estate	(9,455)	(9,163)
Total deferred tax liability	(9,455)	(9,169)

Deferred tax assets:
Other	1,901	1,687
Canadian real estate and non-capital losses	8,203	7,729
Total deferred tax assets	10,104	9,416

Valuation allowance	(2,537)	(1,891)

Net deferred tax liabilities	$(1,888)	$(1,644)

The Canadian non-capital losses expire between 2032 and 2044. As of June 30, 2025 and December 31, 2024, the Company had Canadian non-capital loss carry forwards of approximately $19.5 million and $20.8 million, respectively. As of June 30, 2025 and December 31, 2024, we had a valuation allowance of approximately $2.5 million and $1.9 million, respectively, related to non-capital loss carry-forwards, non deductible interest expense carry forwards, and basis differences at certain of our Canadian properties.

As of June 30, 2025, we had no interest or penalties related to uncertain tax positions. In the United States, the tax years 2021-2023 remain open to examination, and in Canada, the tax years 2021-2024 remain open to examination, with possible extensions under certain conditions that would allow the years 2018-2024 to be open to examination.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Three Months Ended June 30, 2025
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$58,156	$—	$—	$58,156
Ancillary operating revenue	2,728	—	—	2,728
Managed REIT Platform revenue	—	4,036	—	4,036
Reimbursable costs from Managed REITs	—	1,896	—	1,896
Total revenues	60,884	5,932	—	66,816
Operating expenses:
Property operating expenses
Property taxes	6,638	—	—	6,638
Payroll (1)	6,493	—	—	6,493
Advertising	1,569	—	—	1,569
Repairs & maintenance	1,572	—	—	1,572
Utilities	1,261	—	—	1,261
Property insurance	1,549	—	—	1,549
Administrative and professional	2,968	—	—	2,968
Total property operating expenses	22,050	—	—	22,050
Managed REIT Platform expense (1)	—	3,250	—	3,250
Reimbursable costs from Managed REITs	—	1,896	—	1,896
Segment operating income	38,834	786	—	39,620
Other operating expenses:
General and administrative (1)	—	—	11,695	11,695
Depreciation	15,080	—	294	15,374
Intangible amortization expense	1,929	—	—	1,929
Acquisition expenses	359	—	—	359
Total other operating expenses	17,368	—	11,989	29,357
Income (loss) from operations	21,466	786	(11,989)	10,263
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(119)	(119)
Equity in earnings (losses) from investments in Managed REITs	—	(157)	—	(157)
Other, net	(1,452)	—	36	(1,416)
Interest income	136	587	—	723
Interest expense	(11,990)	—	(40)	(12,030)
Loss on debt extinguishment	(1,745)	—	—	(1,745)
Income tax (expense) benefit	(388)	(71)	141	(318)
Net income (loss)	$6,027	$1,145	$(11,971)	$(4,799)

(1) Included within Payroll, Managed REIT Platform expense, and General and administrative expense was approximately $1.7 million, $1.0 million, and $1.6 million of stock compensation expense related to our IPO Grant for the three months ended June 30, 2025, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

	Three Months Ended June 30, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$52,660	$—	$—	$52,660
Ancillary operating revenue	2,324	—	—	2,324
Managed REIT Platform revenue	—	2,670	—	2,670
Reimbursable costs from Managed REITs	—	1,509	—	1,509
Total revenues	54,984	4,179	—	59,163
Operating expenses:
Property operating expenses
Property taxes	5,279	—	—	5,279
Payroll	4,148	—	—	4,148
Advertising	1,541	—	—	1,541
Repairs & Maintenance	1,385	—	—	1,385
Utilities	1,129	—	—	1,129
Property Insurance	1,320	—	—	1,320
Administrative and professional	2,893	—	—	2,893
Total property operating expenses	17,695	—	—	17,695
Managed REIT Platform expense	—	648	—	648
Reimbursable costs from Managed REITs	—	1,509	—	1,509
Segment operating income	37,289	2,022	—	39,311
Other operating expenses:
General and administrative	—	—	7,813	7,813
Depreciation	13,402	—	234	13,636
Intangible amortization expense	124	49	—	173
Acquisition expenses	12	—	—	12
Total other operating expenses	13,538	49	8,047	21,634
Income (loss) from operations	23,751	1,973	(8,047)	17,677
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(359)	(359)
Equity in earnings (losses) from investments in Managed REITs	—	(257)	—	(257)
Other, net	(1,021)	—	229	(792)
Interest income	261	406	—	667
Interest expense	(17,253)	—	(41)	(17,294)
Income tax (expense) benefit	(251)	(81)	(15)	(347)
Net income (loss)	$5,487	$2,041	$(8,233)	$(705)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

	Six Months Ended June 30, 2025
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$114,741	$—	$—	$114,741
Ancillary operating revenue	5,335	—	—	5,335
Managed REIT Platform revenue	—	8,149	—	8,149
Reimbursable costs from Managed REITs	—	4,039	—	4,039
Total revenues	120,076	12,188	—	132,264
Operating expenses:
Property operating expenses
Property taxes	13,107	—	—	13,107
Payroll (1)	11,201	—	—	11,201
Advertising	3,046	—	—	3,046
Repairs & maintenance	3,045	—	—	3,045
Utilities	2,767	—	—	2,767
Property insurance	3,182	—	—	3,182
Administrative and professional	5,789	—	—	5,789
Total property operating expenses	42,137	—	—	42,137
Managed REIT Platform expense (1)	—	4,484	—	4,484
Reimbursable costs from Managed REITs	—	4,039	—	4,039
Segment operating income	77,939	3,665	—	81,604
Other operating expenses:
General and administrative (1)	—	—	19,545	19,545
Depreciation	29,911	—	557	30,468
Intangible amortization expense	3,527	—	—	3,527
Acquisition expenses	561	—	—	561
Total other operating expenses	33,999	—	20,102	54,101
Income (loss) from operations	43,940	3,665	(20,102)	27,503
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(361)	(361)
Equity in earnings (losses) from investments in Managed REITs	—	(372)	—	(372)
Other, net	(1,285)	—	321	(964)
Interest income	251	1,197	—	1,448
Interest expense	(33,972)	—	(80)	(34,052)
Loss on debt extinguishment	(2,533)	—	—	(2,533)
Income tax (expense) benefit	(704)	(139)	(81)	(924)
Net income (loss)	$5,697	$4,351	$(20,303)	$(10,255)

(1) Included within Payroll, Managed REIT Platform expense, and General and administrative expense was approximately $1.7 million, $1.0 million, and $1.6 million of stock compensation expense related to our IPO Grant for the six months ended June 30, 2025, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

	Six Months Ended June 30, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$103,129	$—	$—	$103,129
Ancillary operating revenue	4,516	—	—	4,516
Managed REIT Platform revenue	—	5,405	—	5,405
Reimbursable costs from Managed REITs	—	3,155	—	3,155
Total revenues	107,645	8,560	—	116,205
Operating expenses:
Property operating expenses
Property taxes	10,512	—	—	10,512
Payroll	8,406	—	—	8,406
Advertising	2,902	—	—	2,902
Repairs & maintenance	2,810	—	—	2,810
Utilities	2,406	—	—	2,406
Property insurance	2,597	—	—	2,597
Administrative and professional	5,452	—	—	5,452
Total property operating expenses	35,085	—	—	35,085
Managed REIT Platform expense	—	1,500	—	1,500
Reimbursable costs from Managed REITs	—	3,155	—	3,155
Segment operating income	72,560	3,905	—	76,465
Other operating expenses:
General and administrative	—	—	15,240	15,240
Depreciation	26,756	—	465	27,221
Intangible amortization expense	148	97	—	245
Acquisition expenses	82	—	—	82
Total other operating expenses	26,986	97	15,705	42,788
Income (loss) from operations	45,574	3,808	(15,705)	33,677
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(688)	(688)
Equity in earnings (losses) from investments in Managed REITs	—	(709)	—	(709)
Other, net	(1,268)	353	(53)	(968)
Interest income	496	856	—	1,352
Interest expense	(33,765)	—	(83)	(33,848)
Loss on debt extinguishment	(471)	—	—	(471)
Income tax (expense) benefit	(530)	(135)	(24)	(689)
Net income (loss)	$10,036	$4,173	$(16,553)	$(2,344)

The following table summarizes our total assets by segment (in thousands):

Segments	June 30, 2025	December 31, 2024
Self Storage(1)	$2,131,036	$1,915,303
Managed REIT Platform(2)	112,318	63,700
Corporate and Other	59,316	63,064
Total assets(3)	$2,302,670	$2,042,067

(1) Included in the assets of the Self Storage segment as of June 30, 2025 and December 31, 2024 was approximately $52.2 million of goodwill. Additionally, as of June 30, 2025 and December 31, 2024, there were no accumulated impairment charges to goodwill within the Self Storage segment.

(2) Included in the assets of the Managed REIT Platform segment as of June 30, 2025 and December 31, 2024 was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the Managed

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3) Other than our investments in and advances to Managed REITs and our investments in JV Properties, substantially all of our investments in real estate facilities and intangible assets as well as our capital expenditures for the three months and year ended June 30, 2025 and December 31, 2024, respectively, were associated with our self storage platform. Please see Note 3 – Real Estate of the Notes to the Consolidated Financial Statements for additional detail.

As of June 30, 2025 and December 31, 2024, approximately $189 million, and $155 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three and six months ended June 30, 2025, approximately $6.1 million, and $11.5 million, respectively, of our revenues in the self storage segment related to our operations in Canada. For the three and six months ended June 30, 2024, approximately $5.7 million, and $11.1 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of June 30, 2025 and December 31, 2024, approximately $34.3 million and $32.8 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the six months ended June 30, 2025 and 2024, approximately $0.4 million and $0.7 million of losses, respectively, relate to these JV Properties' operations in Canada.

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

June 30, 2025

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

Pursuant to the terms of the agreements described above, the following table summarizes such related party costs incurred and paid by us for the year ended December 31, 2024 and the six months ended June 30, 2025, as well as any related amounts payable as of December 31, 2024 and June 30, 2025 (in thousands):

	Year Ended December 31, 2024			Six Months Ended June 30, 2025
	Incurred	Settled	Payable	Incurred	Settled	Payable
Expensed
Transfer Agent fees	$661	$715	$21	$—	$12	$9
Other
Other	—	—	341	—	341	—
Total	$661	$715	$362	$—	$353	$9

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

In connection with the SST VI’s public offering, SST VI was required to reimburse the SST VI Advisor for all expenses incurred by SST VI Advisor and its affiliates in connection with SST VI’s public offering and its organization, but in no event were such amounts to exceed 15% of the gross offering proceeds raised by SST VI in the terminated or completed offering (including sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees). If the organization and offering expenses exceeded such limit, within 60 days after the end of the month in which the offering terminated or was completed, pursuant to the terms of the SST VI Advisory Agreement, the SST VI Advisor would have had to reimburse SST VI for any excess amounts. SST VI's public offering was closed as of June 30, 2025. In connection therewith, SST VI has determined that the organization and offering expenses it incurred did not exceed the limit as described above.

On June 18, 2025, we and various affiliated entities, entered into a Separation and Settlement Agreement (the “Separation Agreement”) with Pacific Oak Holding Group, LLC (“POHG”) and its subsidiary Pacific Oak Capital Markets, LLC, the former dealer manager for SST VI, SSGT III and other affiliated programs (the “Former Dealer Manager”), resulting in (1) the repurchase of the 17.5% non-voting membership interest in the SST VI Advisor previously held by POHG, and (2) the termination of a contract whereby services were provided to our programs on our behalf, including the distribution relationship for SST VI, SSGT III and other affiliated programs. In connection with the Separation Agreement, we made a payment to POHG of $3,000,000, which represents full settlement and termination of the various agreements and relationships. Such amount includes (i) $650,000 for the termination of the distribution support agreement between SRA and POHG, (ii) $1,850,000 for the repurchase of any and all interests that POHG had in the SST VI Advisor, and (iii) $500,000 for severance payments to be made to employees of the Former Dealer Manager. Accordingly, we now own 100% of the SST VI Advisor.

The $1,850,000 paid for the repurchase of membership interests in the SST VI Advisor was determined based on a pre-existing formula based on distributions over the prior year. This payment was treated as a repurchase of equity and no gain or loss was recognized. The difference between the $1,850,000 paid and the carrying value of the previously existing non-controlling interest was recorded to additional paid-in capital. The separate contract termination costs related to the distribution support agreement and the severance payments were immediately recorded in full to Managed REIT Platform expenses during the three and six months ended June 30, 2025. Excluding the amounts we paid for severance payments, the amounts otherwise paid were based on pre-existing terms included in the underlying agreements.

In connection with the POHG termination, on June 12, 2025, we, through a subsidiary of our TRS, entered into a new retail distribution relationship with Orchard Securities, LLC (“Orchard”). Through this relationship, Orchard will distribute certain of our Managed REIT investment programs, including DST offerings and potentially other Managed REIT offerings. We will pay Orchard certain fees and expenses as part of the engagement.

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

Pursuant to the Separation Agreement, POHG is no longer entitled to receive 17.5% of the acquisition fees, asset management fees and disposition fees that the SSGT III Advisor earns pursuant to the SSGT III Advisory Agreement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Pursuant to the SST X Advisory Agreement, the SST X Advisor will not receive acquisition fees, but is entitled to reimbursement of acquisition expenses that the SST X Advisor incurs. The SST X Advisor is not entitled to receive any disposition fees. The SST X Advisor is entitled to a management fee equal to (i) 1.00% of NAV for the Class F-T Common Shares, Class F-D Common Shares, and Class F-I Common Shares, and (ii) 1.25% of NAV for the Class T Common Shares, Class D Common Shares, and Class I Common Shares, in each case, per annum and payable monthly, before giving effect to any accruals by SST X for the management fee, any applicable servicing fees, the performance participation allocation, or any distributions. SST X is currently only offering the Class F-T Common Shares, Class F-D Common Shares and Class F-I Common Shares. The management fee may be paid, at the SST X Advisor’s election, in cash or cash equivalent aggregate NAV amounts of Class E Common Shares or Class E OP Units in Strategic Storage Operating Partnership X, L.P. (the “SST X Operating Partnership” or “SST X OP”). Pursuant to the Separation Agreement, POHG is no longer entitled to receive 17.5% of the asset management fees that SST X Advisor earns pursuant to the SST X Advisory Agreement.

In addition, a subsidiary of our Operating Partnership holds a special performance participation interest in the SST X Operating Partnership that entitles it to receive an allocation from the SST X Operating Partnership equal to 10.0% of the Total Return with respect to Class F-T Common Units, Class F-D Units and Class F-I Common Units (12.5% with respect to Class T Units, Class D Units and Class I Units), subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined in the limited partnership agreement of the SST X Operating Partnership). Such allocation and the related distribution are made annually.

As of June 30, 2025, SST X had sold approximately $2.0 million of its Class F-I Common Shares, but did not yet own any properties, and we had a receivable of approximately $1.2 million from SST X related to the costs described above.

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

June 30, 2025

(Unaudited)

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Managed REIT Platform Revenues	2025	2024	2025	2024
Asset Management Fees:
SST VI	1,117	1,067	2,153	2,127
SSGT III	445	335	852	672
	1,562	1,402	3,005	2,799
Property Management Fees:
SST VI	500	415	952	808
SSGT III	335	134	601	258
JV Properties	274	239	519	456
	1,109	788	2,072	1,522
Tenant Protection Program Fees:
SST VI	349	292	669	565
SSGT III	293	93	479	176
JV Properties	109	82	210	170
	751	467	1,358	911
Acquisition Fees:
SST VI	—	—	—	34
SSGT III	577	58	1,763	58
	577	58	1,763	92
Other Managed REIT Fees(1)	299	154	458	461
Managed REIT Platform Fees	4,298	2,869	8,656	5,785
Sponsor funding reduction (2)	(262)	(199)	(507)	(380)
Total Managed REIT Platform Revenues	$4,036	$2,670	$8,149	$5,405

(1)
Such revenue primarily includes other property management related fees, construction management fees, development fees, and other miscellaneous revenues.
(2)
Pursuant to the Sponsor Funding Agreement, SmartStop funds certain costs of SST VI's share sales, and in return receives Series C Units in SST VI's OP. As of June 30, 2025, SST VI had closed its offering to new subscriptions, and our future maximum funding obligation was approximately $0.2 million. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed REIT Platform revenues from SST VI over the remaining estimated term of the management contracts with SST VI.

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

June 30, 2025

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

As of June 30, 2025 and December 31, 2024 we had receivables due from the Managed REITs totaling approximately $33.2 million and $16.7 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three and six months ended June 30, 2025 we recorded a loss related to our equity interest in SST VI OP of approximately $0.1 million and $0.2 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.2 million, respectively.

For the three and six months ended June 30, 2024 we recorded a loss related to our equity interest in SST VI OP of approximately $0.1 million and $0.4 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.2 million, respectively.

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

June 30, 2025

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

Through June 30, 2025, we had incurred approximately $10.2 million in connection with the Sponsor Funding Agreement, representing approximately 1.1 million Series C Units issued by SST VI OP. During the six months ended June 30, 2025 we incurred approximately $0.9 million, of which approximately $0.1 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of June 30, 2025, SST VI closed the primary portion of its public offering. The Sponsor Funding Agreement was terminated immediately in connection with the closedown of SST VI’s primary offering, however, the SST VI Advisor or its affiliates are still obligated to provide additional funding, as set forth in the Sponsor Funding Agreement and entitled to receive Series C Units until the final sales of SST VI's stock are completed. As of June 30, 2025, the remaining maximum amount we may be required to fund was approximately $0.2 million.

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

The following table summarizes the carrying value of our investments in and advances to SST VI as of June 30, 2025 and December 31, 2024 (in thousands):

Receivables:	As of June 30, 2025	As of December 31, 2024
Receivables and advances due	$19,099	$13,929
Debt:
SST VI Note (1)	23,000	23,000
Equity:
SST VI OP Units and SST VI SLP	393	728
SST VI Series C Units	5,067	4,554
Total investments in and advances	$47,559	$42,211

(1) On July 29, 2025, SST VI borrowed the remaining $2.0 million available to be drawn under SST VI Note.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

For the three and six months ended June 30, 2025 we recorded a loss related to our equity interest in SSGT III OP of approximately $0.1 million and $0.2 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively.

For the three and six months ended June 30, 2024 we recorded a loss related to our equity interest in SSGT III OP of approximately $0.1 million and $0.3 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively.

Debt Investments

On July 31, 2024, our Operating Partnership provided a bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s acquisition of two self storage facilities. As of June 30, 2025, SSGT III and its subsidiaries had repaid all amounts outstanding on the SSGT III Bridge Loan, in accordance with the terms of the SSGT III Bridge Loan, no further draws were permitted.

On December 16, 2024, our Operating Partnership provided a promissory note to a subsidiary of SSGT III for $7.0 million (the “SSGT III Promissory Note”), the entire principal amount of the loan was disbursed to SSGT III on such date. Pursuant to this note, interest on the SSGT III Promissory Note accrued at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Promissory Note were interest only, and it had an initial maturity date of March 17, 2025. The SSGT III Promissory Note required a commitment fee equal to 0.50% of the amount drawn at closing of the SSGT III Promissory Note. As of June 30, 2025, SSGT III and it subsidiaries had repaid all amounts outstanding on the SSGT III Promissory Note, including accrued interest.

On June 3, 2025, our Operating Partnership provided a promissory note to a subsidiary of SSGT III for up to $25.0 million (the “SSGT III Promissory Note II”). On June 5, 2025, $4.0 million was initially drawn on the note and disbursed to SSGT III. Interest on the SSGT III Promissory Note II accrues at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Promissory Note II are interest only until maturity. This note has an initial maturity date of December 31, 2025, with two optional extensions, each for 6 months, subject to certain conditions. The SSGT III Promissory Note II requires a commitment fee equal to 0.50% of the amount drawn at such time. As of June 30, 2025, there was $16.0 million outstanding on the SSGT III Promissory Note II.

On June 24, 2025, our Operating Partnership issued and fully funded a secured term loan promissory note to a subsidiary of SSGT III for $25.0 million (the “SSGT III Secured Note”). Interest on the SSGT III Secured Note accrues at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Secured Note are interest only until maturity. This note has an initial maturity date of December 31, 2025, with two optional extensions, each for 6 months, subject to certain conditions. The SSGT III Secured Note requires a commitment fee equal to 0.50% of the amount drawn at such time.

The following table summarizes the carrying value of our investments in and advances to SSGT III as of June 30, 2025 and December 31, 2024 (in thousands):

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Receivables:	As of June 30, 2025	As of December 31, 2024
Receivables and advances due	$12,920	$2,769
Debt:
SSGT III Secured Note	25,000	—
SSGT III Promissory Note II (2)	16,000	—
SSGT III Bridge Loan(1)	—	2,919
SSGT III Promissory Note(1)	—	7,000
Equity:
SSGT III OP Units and SSGT III SLP	2,478	2,823
Total investments in and advances	$56,398	$15,511

(1) These loans were fully repaid as of June 30, 2025.

(1) On July 29, 2025, SSGT III borrowed an additional $2.0 million on the SSGT III Promissory Note II.

Investments in and advances to SST X OP

Equity Investments

SmartStop Storage Advisors, LLC (“SSA”), a subsidiary of SmartStop OP, made two contributions of $1,000 to SST X OP, in exchange for common units of limited partnership interest in SST X OP, one on January 14, 2025 in connection with the formation of SST X OP and the other on June 27, 2025 in connection with the entry into the advisory agreement and the first amended and restated limited partnership agreement of SST X OP, in which SSA was granted a special limited partnership interest in SST X OP. Similarly, the SST X Advisor made a $1,000 investment in common shares on January 28, 2025 in connection with the formation of SST X.

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

For the three and six months ended June 30, 2025, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $216,000 and $373,000, respectively.

For the three and six months ended June 30, 2024, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $216,000 and $358,000, respectively.

We recorded reimbursements from SAM of approximately $133,000 and $259,000, during the three and six months ended June 30, 2025, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $68,000 and $121,000, during the three and six months ended June 30, 2024, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

As of June 30, 2025 and December 31, 2024, a receivable of approximately $0.2 million and $12,000, was due from SAM, respectively, related to the Administrative Services Agreement.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through June 30, 2025, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	21,329	$53.77	95,071	$50.75
Granted	11,476	57.18	78,991	54.12
Vested	(11,830)	51.15	(65,624)	50.11
Forfeited	(1,313)	57.12	(3,954)	51.45
Unvested at December 31, 2024	19,662	57.12	104,484	53.68
Granted	347,582	30.13	365,195	33.83
Vested (1)	(10,672)	57.05	(16,841)	36.82
Forfeited	(8,424)	30.85	—	—
Unvested at June 30, 2025	348,148	$30.81	452,838	$38.29

(1) Such amount included 12,412 LTIP units related to the accelerated vesting of a former member of the board of directors upon their retirement, during the three months ended June 30, 2025.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIP Units
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	—	$—	133,254	$48.64
Granted	—	—	67,524	54.20
Vested	—	—	(37,097)	37.20
Forfeited	—	—	(4,040)	53.45
Unvested at December 31, 2024	—	—	159,641	53.53
Granted	—	—	68,634	52.12
Vested (1)	—	—	(13,633)	52.72
Forfeited	—	—	(13,633)	52.72
Unvested at June 30, 2025	—	$—	201,009	$53.16

(1) In March of 2025, the Compensation Committee of the board of directors approved the vesting of the 2022 performance grant at 100% of the targeted award.

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

As of June 30, 2025, 1,433,128 shares of stock were available for issuance under the Plan.

We recorded approximately $4.0 million and $5.2 million, respectively, of equity based compensation expense in general and administrative expense during the three months and six months ended June 30, 2025, compared to approximately $1.4 million and $2.4 million, respectively, during the three and six months ended June 30, 2024.

We recorded approximately $1.7 million and $1.8 million of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and six months ended June 30, 2025, respectively, compared to approximately $56,000 and $115,000 during the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, there was approximately $24.5 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 2.8 years.

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

June 30, 2025

(Unaudited)

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

In April 2025, in connection with the Underwritten Public Offering, an aggregate of approximately 287,080 time-based LTIP Units and 344,894 time-based shares of restricted stock were issued to approximately 320 employees and directors (the "IPO Grant"). None of these awards granted in connection with the Underwritten Public Offering were issued to our Chief Executive Officer. As prescribed in the IPO Grant in April 2025, approximately 287,080 of these LTIP Units, and approximately 119,829 of these restricted shares were scheduled to vest ratably over four years, respectively, with the first tranche vesting on April 1, 2026. Approximately 225,065 of the total shares issued vest after six months, on October 1, 2025. All such grants vest subject to the recipient’s continued employment through the applicable vesting date.

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

On May 1, 2025, our board of directors approved the termination of our DRP, which termination became effective on May 11, 2025. As of such date, we had sold approximately 2.7 million of Class A Common Stock and approximately 0.3 million of Class T Common Stock through our distribution reinvestment plan.

Share Redemption Program

As described in “Note 2 – Summary of Significant Accounting Policies – Redeemable Common Stock,” we had an SRP. Please refer to that section for additional details.

Pursuant to the SRP, we were able to redeem the shares of stock presented for redemption for cash to the extent that such requests complied with the terms of our SRP and we had sufficient funds available to fund such redemption. Our board of directors could amend, suspend or terminate the SRP with 30 days’ notice to our stockholders. On April 29, 2025, we terminated our SRP, given the completion of our Underwritten Public Offering. As such, the maximum payable amount related to the SRP was reclassified to permanent equity in our consolidated statements of equity and temporary equity during the three months ended June 30, 2025.

During the year ended December 31, 2024, approximately 0.5 million shares or $29.9 million of requests that met the eligibility criteria were requested to be redeemed; approximately $29.9 million of which were fulfilled during the year ended December 31, 2024. Due to the suspension of our SRP, we were unable to honor redemption requests not yet fulfilled prior to the suspension, including requests submitted subsequent to such suspension, which became effective November 25, 2024. On April 29, 2025, in light of our listing on the NYSE, our board of directors approved the termination of our SRP, which termination became fully and finally effective on May 29, 2025.

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

June 30, 2025

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

As of June 30, 2025, pursuant to various contractual relationships, we were required to make other non-cancellable payments in the amounts of approximately $3.5 million, $3.7 million, and $3.9 million during the years ending December 31, 2025, 2026, and 2027, respectively.

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

Note 13. Declaration of Distributions

On May 30, 2025, our board of directors approved a distribution amount for the month of June 2025 such that all holders of our outstanding common stock for the month of June, inclusive of our Class A, Class T and unclassified shares of Common Stock, received a distribution equal to $0.1315 per share. The June 2025 distribution payable to each stockholder of record at the end of June was paid on July 15, 2025.

On June 27, 2025, our board of directors approved a distribution amount for the month of July 2025 such that all holders of our outstanding common stock for the month of July, inclusive of our Class A, Class T and unclassified shares of Common Stock, will receive a distribution equal to $0.1359 per share. The July 2025 distribution payable to each stockholder of record at the end of July will be paid on or about August 15, 2025.

Note 14. Subsequent Events

There are no significant events which have occurred subsequent to June 30, 2025, other than the subsequent events discussed elsewhere in the notes to the financial statements.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2024, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of June 30, 2025, our wholly-owned portfolio consisted of 171 operating self storage properties diversified across 20 states, the District of Columbia, and Canada comprising approximately 118,000 units and 13.5 million net rentable square feet. Additionally, we owned a 50% equity interest in eleven unconsolidated real estate ventures located in Canada, which included ten operating self storage properties, and one other property, which is being developed into a self storage property. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT launched in January 2025, ("SST X" and together with SST VI and SSGT III, the “Managed REITs”), additionally, we manage one other self storage property for an affiliated entity, which pays us fees, as applicable, to manage such property. Inclusive of this aforementioned property and the Managed REIT's, in total, as of June 30, 2025, we managed 49 operating self storage properties which we did not directly own.

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

We have provided financing to the Managed REITs in the form of mezzanine loans, bridge loans and promissory notes, as applicable. We intend to continue in this practice going forward, if necessary. We may look to expand our lending practice to self storage facilities outside of the Managed REITs, potentially to third party managed properties or joint venture properties. We may enter into joint ventures or other forms of co-investments in order to scale our overall property count and diversify our portfolio of properties. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price, but for which we would target being the property manager, both in the U.S. and Canada.

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

To the extent we acquire facilities in clusters within geographic regions, we generally see property management efficiencies resulting in reduction of personnel and other administrative costs.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI, SSGT III, and SST X. We operate the properties owned by the Managed REITs, which together with one other self storage property we manage consist of, as of June 30, 2025, 49 operating properties and approximately 39,500 units and approximately 4.3 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We acquired the Managed REIT Platform in 2019 from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor ("SAM"). We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of June 30, 2025, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.2%	90.5%	0.6%
Arizona	4	3,130	329,100	2.4%	93.8%	2.3%
California	32	21,955	2,313,400	17.2%	92.9%	21.5%
Colorado	11	6,475	750,450	5.6%	91.5%	4.4%
Florida	27	20,920	2,454,450	18.2%	92.9%	21.1%
Illinois	6	3,785	432,450	3.2%	93.4%	2.8%
Indiana	2	1,030	112,700	0.8%	93.9%	0.6%
Massachusetts	2	1,045	111,800	0.9%	92.5%	2.0%
Maryland	2	1,610	169,500	1.3%	93.2%	1.2%
Michigan	4	2,220	266,100	2.0%	94.0%	1.6%
New Jersey	4	4,835	433,100	3.2%	88.8%	3.7%
Nevada	9	7,160	865,000	6.4%	93.0%	5.9%
North Carolina	18	8,670	1,132,950	8.3%	94.0%	7.5%
Ohio	5	2,830	320,050	2.4%	85.2%	1.4%
South Carolina	4	2,890	355,800	2.6%	92.8%	1.8%
Tennessee	1	470	62,100	0.6%	89.5%	0.2%
Texas	17	10,830	1,388,050	10.3%	91.6%	6.8%
Virginia	1	830	71,100	0.5%	95.0%	0.9%
Washington	5	3,430	390,550	2.9%	94.6%	3.2%
Wisconsin	1	780	83,400	0.7%	92.1%	0.4%
District of Columbia	1	830	72,000	0.6%	92.3%	0.6%
British Columbia, Canada	1	800	74,000	0.5%	92.0%	0.3%
Ontario, Canada	13	10,610	1,110,700	8.2%	93.1%	9.2%
Total	171	118,225	13,462,050	100%	92.6%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,500 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,068,000 square feet).
(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of June 30, 2025.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the six months ended June 30, 2025.

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

Real Property Assets Valuation

We evaluate our real property assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of such assets. When indicators of potential impairment are present, we have and will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions, such as, but not limited to, comparative sales, estimated cash flow, and other similar valuation techniques. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property asset and recognize an impairment loss. Our evaluation of the impairment of real property assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges to goodwill were recognized during the six months ended June 30, 2025 and 2024.

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

The broader economy has been experiencing elevated levels of inflation, higher interest rates (including higher mortgage rates), tightening monetary and fiscal policies and a slowdown in home sales and population mobility. These dynamics resulted in a reduction in pricing power for self storage operators, leading to a deceleration in revenue growth in 2023 and once again in 2024. Without a near term change in monetary policy and subsequent reduction in mortgage rates, we expect self storage demand to remain reduced relative to COVID-19 era demand and more comparable to historical averages. While the broader interest rate and inflationary environment has moderated since the beginning of 2024, broader demand for self storage has not returned to pre-COVID-19 era levels thus far in 2025. Continued improvements in such factors could lead to increasing levels of population mobility, specifically amongst single family home buyers and sellers, which could increase demand for self storage. Based on these dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles.

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

We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. Although property taxes were moderated through assessment challenges over the past two years, we expect elevated property tax increases in our sector in the coming years. Other property operating expenses have experienced elevated pressures as well in the past few years, namely property insurance and payroll, primarily due to inflation and natural disasters. As a result, we have experienced a year-over-year decrease in gross margins for the quarter ended June 30, 2025. We expect same-store expense growth resulting from increases in employee costs, property insurance and property taxes in 2025, to be partially offset by operating efficiencies gained from leveraging our technology and solar initiatives.

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

As of June 30, 2025 and 2024, we wholly-owned 171 and 155 operating self storage facilities, respectively.

Our operating results for the three months ended June 30, 2025 included full quarter results for 164 self storage facilities, and partial period results for seven self storage facilities. Our operating results for the three months ended June 30, 2024 included full quarter results for 154 self storage facilities, and partial period results for one self storage facility.

Our operating results for the six months ended June 30, 2025 included full period results for 161 self storage facilities, and partial period results for ten self storage facilities. Our operating results for the six months ended June 30, 2024 included full period results for 154 self storage facilities, and partial period results for one self storage facility.

Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we may acquire in the future.

In addition to the above noted substantial acquisition activity, which occurred during the twelve months ended June 30, 2025, during the three months ended June 30, 2025, we also completed our Underwritten Public Offering, generating net proceeds of approximately $875.6 million. We utilized such proceeds to fund certain acquisitions, fully redeem $200 million of Series A Convertible Preferred Stock, and pay off approximately $647.1 million in previously outstanding debt. In connection with the foregoing, we also issued the IPO Grant. Furthermore, on June 16, 2025, we issued $500 million CAD indebtedness in our 2028 Canadian Notes Offering, which has a fixed interest rate of approximately 3.91% and paid down approximately $255.4 million of debt and a related interest rate swap, which at the time of the paydown had a weighted average interest rate of approximately 5.9%. Such transactions have had a significant impact on our operating results for the three and six months ended June 30, 2025, and will further impact our operating results in the future.

Comparison of the three months ended June 30, 2025 and 2024

Total Self Storage Revenues

Total self storage related revenues for the three months ended June 30, 2025 and 2024 were approximately $60.9 million and $55.0 million, respectively. The increase in total self storage revenues of approximately $5.9 million, or approximately 11%, is primarily attributable to an increase in non same-store revenues of approximately $5.3 million, largely as a result of 17 property acquisitions after June 30, 2024, the operating results of which were not included during the three months ended June 30, 2024. Additionally, our same-store revenues were up approximately $0.2 million, or approximately 0.4%.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the three months ended June 30, 2025 and 2024 were approximately $4.0 million and $2.7 million, respectively. The increase in Managed REIT Platform revenues of approximately $1.4 million is primarily attributable to increased acquisition fees of approximately $0.5 million and an increase in the other recurring revenues derived from the Managed REIT's, generally commensurate with their growth, as compared to the same period in the prior year.

We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as additional reductions recorded to such revenue in connection with the Sponsor Funding Agreement.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2025 and 2024 were approximately $1.9 million and $1.5 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2025 and 2024 were approximately $22.1 million (or 36% of self storage revenue) and $17.7 million (or 32% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $4.4 million is largely attributable to increased property operating expenses of approximately $2.1 million related to our non same-store properties and an additional $1.7 million of stock based compensation due to the IPO Grant to store level employees, and to a lesser extent increased property insurance costs, property taxes, payroll costs, and repairs and maintenance expenses at our same-store properties. Generally, we expect the IPO Grant expense included in property operating expenses to significantly decrease after October 1, 2025 when the majority of such awards become fully vested. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended June 30, 2025 and 2024 were approximately $3.3 million and $0.6 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform. Included in the three months ended June 30, 2025 was approximately $1.2 million of contract termination costs related to the termination of the Former Dealer Manager for our Managed REIT's and approximately $1.0 million of stock compensation costs related to our IPO Grant related to the management of the Managed REITs. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended June 30, 2025 and 2024 were approximately $1.9 million and $1.5 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 and 2024 were approximately $11.7 million and $7.8 million, respectively. Such expenses consist primarily of compensation related costs, equity based compensation, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs.

During the three months ended June 30, 2025, we incurred approximately $0.7 million incidental to our Underwritten Public Offering which was included in general and administrative expenses but were not capitalized as they were not directly attributable thereto, and were therefore included in general and administrative expense.

The increase in general and administrative expenses as compared to the prior period was primarily attributable to increased stock compensation costs, which was approximately $2.5 million more compared to the prior year period, inclusive of the IPO Grant, as well as the above mentioned expenses related to our Underwritten Public Offering. The change was to a lesser extent also attributable to increased compensation costs and professional expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2025 and 2024 were approximately $17.3 million and $13.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense primarily consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions. The increase in depreciation and amortization expense is primarily attributable to the depreciation and intangible amortization expense related to 17 properties which were acquired after June 30, 2024.

Acquisition Expenses

Acquisition expenses for the three months ended June 30, 2025 and 2024 were approximately $0.4 million and $0.1 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy, and such costs increased over the prior period given our increase in acquisition volume in the current period.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the three months ended June 30, 2025 and 2024 were approximately $0.1 million and $0.4 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended June 30, 2025 and 2024 were approximately $0.2 million and $0.3 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the three months ended June 30, 2025 and 2024 was approximately $1.4 million and $0.8 million of expense, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. The unfavorable variance is primarily attributable to the termination of certain of our SOFR interest rate caps and the interest rate swap related to our 2027 NBC Loan, which was paid off in June 2025. Please see Note 7 – Derivative Instruments, of the notes to consolidated financial statements contained in this report for additional information.

Interest Income

Interest Income for the three months ended June 30, 2025 and 2024 was approximately $0.7 million and $0.7 million, respectively. Interest income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. We expect interest income from the Managed REITs to fluctuate commensurate with their borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the three months ended June 30, 2025 and 2024 was approximately $12.0 million and $17.3 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and the impact of our interest rate derivatives designated for hedge accounting. The decrease of approximately $5.3 million as compared to the same period in the prior year is primarily attributable to decreased borrowings, as well as a lower average effective interest rate. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the three months ended June 30, 2025 and 2024 was approximately $1.7 million and none, respectively. Loss on debt extinguishment for the three months ended June 30, 2025 was primarily related to debt issuance costs written off in connection with a reduction in the total commitment on our Credit Facility from $700 million to $600 million, the pay-off of the 2027 NBC loan and the full repayment of the 2025 KeyBank Acquisition Facility which were all completed during the three months ended June 30, 2025.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 and 2024 was approximately $0.3 million and $0.3 million of expense, respectively. Income tax expense consists primarily of state, federal, and Canadian income tax. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - three months ended June 30, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024, excluding four other properties) for the three months ended June 30, 2025 and 2024. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, development activity, properties impacted by casualty events, lease up properties or similar other such factors (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenue (1)	$51,637	$51,437	0.4%	$6,837	$1,515	N/M	$58,474	$52,952	10.4%
Property operating expenses (2)	17,327	16,744	3.5%	2,908	795	N/M	20,235	17,539	15.4%
Net operating income	$34,310	$34,693	(1.1)%	$3,929	$720	N/M	$38,239	$35,413	8.0%
Number of facilities	149	149		22	6		171	155
Rentable square feet (3)	11,549,600	11,526,700		1,912,450	502,100		13,462,050	12,028,800
Average physical occupancy (4)	93.1%	92.2%	0.9%	90.7%	N/M	N/M	92.8%	91.8%	1.0%
Annualized rent per occupied square foot (5)	$19.89	$20.10	(1.0)%	$20.79	N/M	N/M	$19.99	$20.01	(0.1)%

N/M Not meaningful

(1)
Revenue includes rental income, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Among other expenses, property operating expenses excludes Tenant Protection Program related expense and stock compensation expense related to the grant issued in connection with our Underwritten Public Offering. Please see the reconciliation of net operating income to net income (loss) below for the full detail of adjustments to reconcile net operating income to net income (loss).
(3)
Of the total rentable square feet, parking represented approximately 1,068,000 square feet as of June 30, 2025 and approximately 1,042,000 square feet as of June 30, 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 975,000 square feet. Amount not in thousands.
(4)
Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. In the event a property is disposed of, or becomes completely inoperable during the period, such property is excluded from the respective calculation.
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

Our same-store revenue increased by approximately $0.2 million, or approximately 0.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to an approximately 0.9% increase in average occupancy, an increase in late and administrative fees of approximately $0.2 million, slightly offset by an approximately 1.0% decrease in annualized rent per occupied square foot. Property operating expenses increased by approximately 3.5%, primarily attributable to increased property taxes and payroll costs.

Net operating income, or NOI, is a non-GAAP measure that we define as net income (loss), computed in accordance with GAAP, generated from properties before corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses, tenant protection economics, stock compensation related to our IPO Grant and other non-property related income and expense. We believe that NOI is useful for investors as it provides a measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the ongoing operation of the properties. Additionally, we believe that NOI (sometimes referred to as property operating income) is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. In addition, NOI is not a substitute for net income (loss), cash flows from operations, or other related financial measures, in evaluating our operating performance.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Net loss	$(4,799)	$(705)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(2,410)	(2,032)
Tenant Protection Program related expense	110	156
IPO Grant (2)	1,705	—
Managed REIT Platform revenues	(4,036)	(2,670)
Managed REIT Platform expenses	3,250	648
General and administrative	11,695	7,813
Depreciation	15,374	13,636
Intangible amortization expense	1,929	173
Acquisition expenses	359	12
Interest expense	12,030	17,294
Interest income	(723)	(667)
Other, net	1,416	792
Earnings from our equity method investments in the JV Properties	119	359
Earnings from our equity method investments in Managed REITs	157	257
Loss on debt extinguishment	1,745	—
Income tax expense	318	347
Total net operating income	$38,239	$35,413

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $2.1 million and $1.9 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended June 30, 2025 and 2024, respectively, with the remaining approximately $0.3 million and

$0.1 million earned at non same-store facilities during the three months ended June 30, 2025 and 2024, respectively.

(2) Stock compensation expense herein only includes such expense related to the Underwritten Public Offering (the "IPO Grant") which is included in property operating expense.

Comparison of the six months ended June 30, 2025 and 2024

Total Self Storage Revenues

Total self storage related revenues for the six months ended June 30, 2025 and 2024 were approximately $120.1 million and $107.6 million, respectively. The increase in total self storage revenues of approximately $12.4 million, or approximately 11.5%, is primarily attributable to an increase in non same-store revenues of approximately $9.9 million, largely as a result of 17 property acquisitions after June 30, 2024, the operating results of which were not included during the six months ended June 30, 2024. Additionally, our same-store revenues were up approximately $1.8 million, or approximately 1.8%.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the six months ended June 30, 2025 and 2024 were approximately $8.1 million and $5.4 million, respectively. The increase in Managed REIT Platform revenues of approximately $2.7 million is primarily attributable to increased acquisition fees of approximately $1.7 million and an increase in the other recurring revenues derived from the Managed REIT's, generally commensurate with their growth, as compared to the same period in the prior year.

We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as additional reductions recorded to such revenue in connection with the Sponsor Funding Agreement.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2025 and 2024 were approximately $4.0 million and $3.2 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2025 and 2024 were approximately $42.1 million (or 35% of self storage revenue) and $35.1 million (or 33% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $7.1 million is largely attributable to increased property operating expenses of approximately $3.9 million related to our non same-store properties and an additional $1.7 million of stock based compensation due to the IPO Grant to store level employees, and to a lesser extent increased property insurance costs, property taxes, payroll costs, and repairs and maintenance expenses at our same-store properties. Generally, we expect the IPO Grant expense included in property operating expenses to significantly decrease after October 1, 2025 when the majority of such awards become fully vested. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the six months ended June 30, 2025 and 2024 were approximately $4.5 million and $1.5 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform. Included in the six months ended June 30, 2025 was approximately $1.2 million of contract termination costs related to the termination of the Former Dealer Manager for our Managed REIT's and approximately $1.0 million of stock compensation costs related to our IPO Grant related to the management of the Managed REIT's. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the six months ended June 30, 2025 and 2024 were approximately $4.0 million and $3.2 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 and 2024 were approximately $19.5 million and $15.2 million, respectively. Such expenses consist primarily of compensation related costs, equity based compensation, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs.

During the six months ended June 30, 2025, we incurred approximately $0.8 million related to our Underwritten Public Offering which was included in general and administrative expenses but were not capitalized as they were not directly attributable thereto, and were therefore included in general and administrative expense. Additionally, the 2025 costs also included approximately $0.6 million of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock. Certain of the general and administrative expenses incurred during the six months ended June 30, 2024 relate to our filing of a registration statement on Form S-11 and our pursuit of a potential offering of our common stock, such amounts were expensed given the delay in our offering until 2025.

The increase in general and administrative expenses as compared to the prior period was primarily attributable to increased stock compensation costs, which was approximately $2.7 million more compared to the prior period, inclusive of the IPO Grant, as well as the above mentioned expenses related to our Underwritten Public Offering and our net asset value calculation. The change was to a lesser extent also attributable to increased compensation costs and professional expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2025 and 2024 were approximately $34.0 million and $27.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense primarily consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions. The increase in depreciation and amortization expense is primarily attributable to the depreciation and intangible amortization expense related to 17 properties which were acquired after June 30, 2024.

Acquisition Expenses

Acquisition expenses for the six months ended June 30, 2025 and 2024 were approximately $0.6 million and $0.1 million, respectively. These acquisition expenses were incurred prior to acquisitions becoming probable in accordance with our capitalization policy, and such costs increased over the prior period given our increase in acquisition volume in the current period.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the six months ended June 30, 2025 and 2024 were approximately $0.4 million and $0.7 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the six months ended June 30, 2025 and 2024 were approximately $0.4 million and $0.7 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the six months ended June 30, 2025 and 2024 was approximately $1.0 million and $1.0 million of expense, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. Included in the current period was the termination of certain of our SOFR interest rate caps and the interest rate swap related to our 2027 NBC Loan, which was paid off in June 2025. Please see Note 7 – Derivative Instruments, of the notes to consolidated financial statements contained in this report for additional information.

Interest Income

Interest Income for the six months ended June 30, 2025 and 2024 was approximately $1.4 million and $1.4 million, respectively. Interest income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. We expect interest income from the Managed REITs to fluctuate commensurate with their borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the six months ended June 30, 2025 and 2024 was approximately $34.1 million and $33.8 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and the impact of our interest rate derivatives designated for hedge accounting. Such net change of approximately $0.3 million as compared to the same period in the prior year was primarily due to initially higher outstanding borrowings at the beginning of the year, offset by substantial principal paydowns during the six months ended June 30, 2025 as a result of the use of proceeds from the Underwritten Public Offering. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the six months ended June 30, 2025 and 2024 was approximately $2.5 million, and $0.5 million, respectively. Loss on debt extinguishment for the six months ended June 30, 2025 was primarily related to debt issuance costs written off in connection with a reduction in the total commitment on our Credit Facility from $700 million to $600 million, the pay-off of the 2027 NBC loan, the full repayment of the 2025 KeyBank Acquisition Facility, and the defeasance of our KeyBank Florida CMBS Loan, which were all completed during the six months ended June 30, 2025.

Loss on debt extinguishment for the six months ended June 30, 2024 was related to unamortized debt issuance costs associated with our Former Credit Facility which were expensed in connection with its termination and the execution of the current Credit Facility, during the six months ended June 30, 2024.

Income Tax Expense

Income tax expense benefit for the six months ended June 30, 2025 and 2024 was approximately $0.9 million and $0.7 million of expense, respectively. Income tax expense consists primarily of state, federal, and Canadian income tax. The increase is primarily due to increasing operations at our Canadian properties. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - six months ended June 30, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024, excluding four other properties) for the six months ended June 30, 2025 and 2024. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, development activity, properties impacted by casualty events, lease up properties or similar other such factors (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenue (1)	$102,754	$100,946	1.8%	$12,609	$2,723	N/M	$115,363	$103,669	11.3%
Property operating expenses (2)	34,709	33,265	4.3%	5,433	1,564	N/M	40,142	34,829	15.3%
Net operating income	$68,045	$67,681	0.5%	$7,176	$1,159	N/M	$75,221	$68,840	9.3%
Number of facilities	149	149		22	6		171	155
Rentable square feet (3)	11,549,600	11,526,700		1,912,450	502,100		13,462,050	12,028,800
Average physical occupancy (4)	92.7%	92.2%	0.5%	90.1%	N/M	N/M	92.5%	91.7%	0.8%
Annualized rent per occupied square foot (5)	$19.87	$19.77	0.5%	$20.86	N/M	N/M	$19.97	$19.70	1.4%

N/M Not meaningful

(1)
Revenue includes rental income, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Among other expenses, property operating expenses excludes Tenant Protection Program related expense and stock compensation expense related to the grant issued in connection with our Underwritten Public Offering. Please see the reconciliation of net operating income to net income (loss) below for the full detail of adjustments to reconcile net operating income to net income (loss).
(3)
Of the total rentable square feet, parking represented approximately 1,068,000 square feet as of June 30, 2025 and approximately 1,042,000 square feet as of June 30, 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 975,000 square feet. Amount not in thousands.
(4)
Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. In the event a property is disposed of, or becomes completely inoperable during the period, such property is excluded from the respective calculation.
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

Our same-store revenue increased by approximately $1.8 million, or approximately 1.8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to an approximately 0.5% increase in average occupancy, an approximately 0.5% increase in annualized rent per occupied square foot, and an increase in late and administrative fees of approximately $0.5 million. Property operating expenses increased by approximately 4.3%, primarily attributable to increased property taxes and payroll costs.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net loss	$(10,255)	$(2,344)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(4,714)	(3,976)
Tenant Protection Program related expense	291	256
IPO Grant (2)	1,705	—
Managed REIT Platform revenues	(8,149)	(5,405)
Managed REIT Platform expenses	4,484	1,500
General and administrative	19,545	15,240
Depreciation	30,468	27,221
Intangible amortization expense	3,527	245
Acquisition expenses	561	82
Interest expense	34,052	33,848
Interest income	(1,448)	(1,352)
Other, net	964	968
Earnings from our equity method investments in the JV Properties	361	688
Earnings from our equity method investments in Managed REITs	372	709
Loss on debt extinguishment	2,533	471
Income tax expense	924	689
Total net operating income	$75,221	$68,840

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $4.1 million and $3.8 million of Tenant Protection Program revenue was earned at same-store facilities during the six months ended June 30, 2025 and 2024, respectively, with the remaining approximately $0.6 million and $0.2 million earned at non same-store facilities during the six months ended June 30, 2025 and 2024, respectively.

(2) Stock compensation expense herein only includes such expense related to the Underwritten Public Offering (the "IPO Grant") which is included in property operating expense.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, amortization of debt issuance costs, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on certain foreign exchange and interest rate derivatives not designated for hedge accounting, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

The following is a reconciliation of net income (loss) (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net loss (attributable to common stockholders)	$(8,362)	$(3,821)	$(16,767)	$(8,469)
Add:
Depreciation of real estate	14,992	13,354	29,733	26,663
Amortization of real estate related intangible assets	1,905	100	3,481	100
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	758	657	1,437	1,195
Deduct:
Adjustment for noncontrolling interests in our Operating Partnership (1)	(1,023)	(1,695)	(3,084)	(3,347)
FFO (attributable to common stockholders)	$8,270	$8,595	14,800	16,142
Other Adjustments:
Intangible amortization expense - contracts (2)	24	73	46	146
Acquisition expenses (3)	359	12	561	82
Acquisition expenses, amortization of debt issuance costs and foreign currency (gains) losses, net from unconsolidated entities	8	(10)	74	69
Accretion of fair market value of secured debt	163	77	368	80
Foreign currency and interest rate derivative (gains) losses, net (4)	1,986	749	1,784	638
Transactional expenses (5)	1,797	3	2,422	330
IPO Grant (6)	4,305	—	4,305	—
Adjustment of deferred tax assets and liabilities (2)	178	102	442	320
Sponsor funding reduction (7)	262	199	507	380
Amortization of debt issuance costs (2)	916	972	1,989	1,774
Net loss on extinguishment of debt (8)	1,745	—	2,533	471
Accretion - preferred equity costs	3,644	—	3,644	—
Adjustment for noncontrolling interests in our Operating Partnership (1)	(892)	(261)	(1,291)	(514)
FFO, as adjusted (attributable to common stockholders)	$22,765	$10,511	$32,184	$19,918
FFO (attributable to common stockholders)	$8,270	$8,595	14,800	16,142
Net loss attributable to the noncontrolling interests in our Operating Partnership	(320)	(98)	(1,003)	(307)
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,023	1,695	3,084	3,347
FFO (attributable to common stockholders and OP unit holders)	$8,973	$10,192	$16,881	$19,182
FFO, as adjusted (attributable to common stockholders)	$22,765	$10,511	$32,184	$19,918
Net loss attributable to the noncontrolling interests in our Operating Partnership	(320)	(98)	(1,003)	(307)
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,915	1,956	4,375	3,861
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$24,360	$12,369	$35,556	$23,472

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

(4) This represents the mark-to-market adjustment for certain of our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings. Changes in foreign currency related to our foreign equity investments not classified as long term under GAAP are also included in this adjustment. There was no adjustment during the three months ended June 30, 2025 for the approximately $0.5 million of income received during the period related to the short term forward entered into and settled in the period to hedge interest rate movements related to the 2028 Canadian Notes. Changes in foreign currency related to our foreign equity investments not classified as long term are included in this adjustment.

(5) Such costs incurred for the three and six months ended June 30, 2025, respectively, primarily included: i) approximately $1.0 million and $1.0 million related to our Underwritten Public Offering, but were not directly attributable thereto, and were therefore included in general and administrative expenses in our consolidated statements of operations; ii) approximately $1.2 million and $1.2 million of termination costs related to our Former Dealer Manager; and iii) none and approximately $0.6 million of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock and other similar minor amounts. Such costs in 2024 relate to our filing of a registration statement on Form S-11 and our pursuit of a potential offering of our common stock. As these items are non-recurring and not a primary driver in our decision-making process, FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

(6) The amounts adjusted for in the table above relate to the stock compensation expense recorded related to the equity grants issued in connection with the Underwritten Public Offering. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

(7) Pursuant to the Sponsor Funding Agreement, SmartStop funds certain costs of SST VI's share sales, and in return receives Series C Units in Strategic Storage Operating Partnership VI, L.P. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed REIT Platform revenues from SST VI over the remaining estimated term of the management contracts with SST VI. See Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

(8) The net loss associated with the extinguishment of debt includes prepayment penalties, defeasance costs, the write-off of unamortized deferred financing fees, and other fees incurred.

FFO, as adjusted for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 primarily as a result of increased segment operating income from our self storage business and from our Managed REIT business, as well as reductions to our distributions to preferred stockholders.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
Net cash flow provided by (used in):
Operating activities	$18,555	$31,674	$(13,119)
Investing activities	$(235,452)	$(13,179)	$(222,273)
Financing activities	$230,091	$(29,125)	$259,216

Cash flows provided by operating activities for the six months ended June 30, 2025 and 2024 were approximately $18.6 million and $31.7 million, respectively, a decrease of approximately $13.1 million. The decrease in cash provided by our operating activities is primarily the result of unfavorable changes in working capital in the current year as compared to the same period in the prior year.

Cash flows used in investing activities for the six months ended June 30, 2025 and June 30, 2024 were approximately $235.5 million and $13.2 million, respectively, a change of approximately $222.3 million. The net increase in cash used in investing activities primarily relates to a net change of approximately $192.7 million in cash flows related to acquisitions and an increase in net debt funding to the Managed REITs of $35.1 million during the six months ended June 30, 2025 as compared to the same period in the prior year.

Cash flows provided by financing activities for the six months ended June 30, 2025 were approximately $230.1 million, and cash flows used by financing activities for the six months ended June 30, 2024 were approximately $29.1 million, respectively, a change of approximately $259.2 million. The increase in cash provided by financing activities is primarily due to the net proceeds received on the 2028 Canadian Notes of approximately $111.4 million and from the Credit Facility in the amount of approximately $65.0 million, which were utilized to fund acquisitions and for general corporate purposes and was not used to pay-down other pre-existing debt. The net IPO proceeds were nearly fully utilized to pay down debt and redeem in full our Series A Convertible Preferred Stock; we otherwise retained approximately $24.8 million thereof. Other more minor favorable improvements which served to increase the improvement in net cash provided by financing activities during the six months ended June 30, 2025, as compared to June 30, 2024 include reductions in debt issuance costs and cash utilized for redemptions of common stock.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, property developments and improvements, investments in our Managed REITs, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

In April 2022, we received our initial investment grade credit rating of BBB- from Kroll Bond Rating Agency, LLC ("Kroll"). In accordance with the Note Purchase Agreement, we intend to maintain a credit rating on an annual basis. In February 2025 we were put on a ratings watch; subsequent to June 30, 2025, Kroll upgraded us to a credit rating of BBB/Stable. In addition, we received an initial credit rating from DBRS Morningstar, in May 2025 and in connection with our 2028 Canadian Notes offering, of BBB with stable trends.

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

Common Stock Distributions

On May 30, 2025, our board of directors approved a distribution amount for the month of June 2025 such that all holders of our outstanding common stock for the month of June, inclusive of our Class A, Class T and unclassified shares of Common Stock, received a distribution equal to $0.1315 per share. The June 2025 distribution payable to each stockholder of record at the end of June was paid on July 15, 2025.

On June 27, 2025, our board of directors approved a distribution amount for the month of July 2025 such that all holders of our outstanding common stock for the month of July, inclusive of our Class A, Class T and unclassified shares of Common Stock, will receive a distribution equal to $0.1359 per share. The July 2025 distribution payable to each stockholder of record at the end of July will be paid on or about August 15, 2025.

Indebtedness

As of June 30, 2025, our net debt was approximately $950.0 million, which included approximately $901.9 million in fixed rate debt and approximately $54.3 million in variable rate debt, less approximately $4.1 million in net debt issuance costs and approximately $2.1 million in net debt discount.

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

As of June 30, 2025, approximately $70.0 million CAD or approximately $51.3 million in USD, was outstanding on the RBC JV Term Loan, approximately $46.0 million CAD or approximately $33.7 million in USD, was outstanding on the RBC JV Term Loan II, and approximately $18.5 million CAD or approximately $13.6 million in USD was outstanding on the SmartCentres Financing. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

The following table presents the future principal payments required on outstanding debt as of June 30, 2025 (in thousands):

2025	$1,460
2026	93,064
2027	98,468
2028	460,761
2029	104,289
2030 and thereafter	198,144
Total payments	$956,186

As of June 30, 2025, pursuant to various contractual relationships, we were required to make other non-cancellable payments in the amounts of approximately $3.5 million, $3.7 million, and $3.9 million during the years ending December 31, 2025, 2026, and 2027, respectively.

Through June 30, 2025, we had incurred approximately $10.2 million in connection with the Sponsor Funding Agreement, representing approximately 1.1 million Series C Units issued by SST VI OP. During the six months ended June 30, 2025 we incurred approximately $0.9 million, of which approximately $0.1 million was accrued as a payable pursuant to the Sponsor Funding Agreement.

As of June 30, 2025, the maximum remaining commitment of SRA pursuant to the Sponsor Funding Agreement was approximately $0.2 million.

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

As of June 30, 2025, our net debt was approximately $950.0 million, which included approximately $901.9 million in fixed rate debt and approximately $54.3 million in variable rate debt, less approximately $4.1 million in net debt issuance costs and approximately $2.1 million in net debt discount. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of December 31, 2024, our net debt was approximately $1,317 million, which included approximately $556 million in fixed rate debt, and $766 million in variable rate debt, less approximately $3.4 million in net debt discount, and approximately $1.6 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest as of June 30, 2025, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.5 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt	$1,460	$93,064	$44,193	$460,761	$104,289	$198,144	$901,911
Average interest rate(1)	4.52%	4.55%	4.59%	4.79%	4.93%	5.25%
Variable rate debt	$—	$—	$54,275	$—	$—	$—	$54,275
Average interest rate(1)	5.95%	5.95%	5.95%	N/A	N/A	N/A

(1) The interest rates for fixed rate debt was calculated based upon the contractual rate and the interest rates on variable rate debt was calculated based on the rate in effect on June 30, 2025, excluding the impact of interest rate derivatives. Debt denominated in a foreign currency has been converted based on the rate in effect as of June 30, 2025.

Currently, our only foreign exchange rate risk comes from the Canadian Dollar ("CAD") due primarily to our Canadian properties and Canadian denominated debt financing. Our existing foreign currency hedges serve to mitigate some of our foreign currency exposure of our net CAD denominated investments; however, we generate all of our revenues and expend essentially all of our operating expenses and third party CAD-denominated debt service costs related to our Canadian Properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock only recently began trading on the NYSE, and we cannot assure our stockholders that an active trading market will be sustained. Whether an active public market for shares of our common stock will be maintained depends on a number of factors, including the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), our financial performance and general stock and bond market conditions. If an active trading market for shares of our common stock does not develop or is not maintained, our stockholders may have difficulty selling shares of our common stock, which could adversely affect the price that our stockholders receive for such shares.

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

As of the date of this quarterly report, we had an aggregate of approximately 24.4 million shares of our Class A common stock and Class T common stock issued and outstanding. Until we completed our recent listing on the New York Stock Exchange (the “NYSE”) on April 3, 2025, we did not have any class of common stock listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. Additionally, our share redemption program, which, in any event, only allowed us to repurchase up to 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year in any 12-month period, has been terminated. Further, our Class A common stock and Class T common stock will not convert into shares of our listed common stock until October 1, 2025, which is the six-month anniversary of the listing of shares of our common stock for trading on a national securities exchange and will remain subject to certain ownership and transfer restrictions contained in our charter until such conversion. As a result, there may be significant pent-up demand to sell shares of our common stock. A large volume of sales of shares of our common stock could decrease the prevailing market price of shares of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of shares of our common stock are not effected, the mere perception of the possibility of these sales could depress the market price of shares of our common stock and have a negative effect on our ability to raise capital in the future.

Although shares of our Class A common stock and Class T common stock are not, and will not be, listed on a national securities exchange, sales of such shares or the perception that such sales could occur could have a material adverse effect on the per share trading price of shares of our common stock.

As of the date of this quarterly report, we had an aggregate of approximately 24.4 million shares of our Class A common stock and Class T common stock issued and outstanding. Although shares of our Class A common stock and Class T common stock are not, and will not be, listed on a national securities exchange, these shares are not subject to transfer restrictions (other than the six-month lock-up described below and the restrictions on ownership and transfer of stock set forth in our charter); therefore, such stock will be freely tradable, to extent that a market exists for such stock. As a result, it is possible that a market may develop for shares of our Class A common stock and Class T common stock, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the per share trading price of shares of our common stock.

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

In addition, subject to any limitations set forth under Maryland law, our Board may amend our charter to increase or decrease the number of authorized shares of stock (currently 225,000,000 shares), or the number of shares of any class or series of stock designated, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our Board. In addition, we have granted, and expect to grant in the future, equity awards to our independent directors and certain of our employees, including our executive officers, which to date consist of shares of our restricted stock and LTIP units, which are exchangeable into shares of our common stock subject to satisfaction of certain conditions. Finally, we have OP units outstanding which are exchangeable into shares of our Class A common stock under certain circumstances.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Articles of Merger Between SmartStop Self Storage REIT, Inc. and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed on March 18, 2024, Commission File No. 000-55617

3.5

Articles of Amendment for Reverse Stock Split to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.6

Articles of Amendment for Par Value Decrease to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.7

Articles Supplementary (Common Stock Reclassification) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.8

Articles Supplementary (Subtitle 8 Opt-Out) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

3.9

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2025, Commission File No. 001-42584

3.10

Second Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

10.1	Form of Restricted Stock Award, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

10.2

Form of LTIP Unit Agreement, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on March 24, 2025, Commission File No. 333-264449

10.3

Amended and Restated Executive Severance and Change of Control Plan of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

10.4	Base Indenture, dated June 16, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2025, Commission File No. 001-42584

10.5	First Supplemental Indenture, dated June 16, 2026, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 16, 2025, Commission File No. 001-42584

10.6*	Form of Restricted Stock Unit Award

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and six months ended June 30, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: August 8, 2025	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)