Form 10-Q
period 2025-09-30
SmartStop Self Storage REIT, Inc.
filed 2025-11-07
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 55,363,743 outstanding shares of Common Stock of the registrant.

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
•
our ability to identify and complete acquisitions on favorable terms or at all;
•
our ability to successfully integrate businesses and opportunities that we acquire, including but not limited to, the potential failure to fully realize expected cost savings and synergies from transactions or the risk that those expected cost savings and synergies may take longer than anticipated to be realized;
•
the outcome of any pending or later instituted legal or regulatory proceedings or governmental inquiries or investigations;
•
general competitive, economic, political and market conditions and other factors that may affect our future results;
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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$538,799	$480,539
Buildings	1,769,744	1,516,095
Site improvements	101,637	94,562
	2,410,180	2,091,196
Accumulated depreciation	(349,789)	(305,132)
	2,060,391	1,786,064
Construction in process	7,747	9,503
Real estate facilities, net	2,068,138	1,795,567
Cash and cash equivalents	47,806	23,112
Restricted cash	6,406	6,189
Investments in unconsolidated real estate ventures (Note 4)	41,896	38,797
Investments in and advances to Managed REITs	110,624	57,722
Deferred tax assets	4,437	4,310
Other assets, net	25,263	33,538
Intangible assets, net of accumulated amortization	13,340	6,766
Trademarks, net of accumulated amortization	15,700	15,700
Goodwill	53,643	53,643
Debt issuance costs, net of accumulated amortization	4,026	6,723
Total assets	$2,391,279	$2,042,067
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Debt, net	$1,041,661	$1,317,435
Accounts payable and accrued liabilities	45,325	38,113
Due to affiliates	12	362
Distributions payable	8,559	9,257
Deferred tax liabilities	6,492	5,954
Total liabilities	1,102,049	1,371,121
Commitments and contingencies (Note 12)
Redeemable common stock	—	62,042
Preferred stock, $0.001 par value; 50,000,000 and 200,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively:
Series A Convertible Preferred Stock, $0.001 par value; 0 and 200,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 0 and 200,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively, with aggregate liquidation preferences of $0 and $203,400 at September 30, 2025 and December 31, 2024, respectively	—	196,356
Equity:
SmartStop Self Storage REIT, Inc.:
Common Stock, $0.001 par value; 141,250,000 shares and 0 shares authorized at September 30, 2025 and December 31, 2024, respectively; 31,050,000 shares and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	31	—
Class A Common Stock, $0.001 par value; 31,250,000 shares and 350,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 22,342,584 and 21,970,817 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	22	89
Class T Common Stock, $0.001 par value; 2,500,000 shares and 350,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 2,043,173 and 2,038,466 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	8
Additional paid-in capital	1,839,823	895,118
Distributions	(440,850)	(382,160)
Accumulated deficit	(197,189)	(185,649)
Accumulated other comprehensive income (loss)	268	(1,708)
Total SmartStop Self Storage REIT, Inc. equity	1,202,107	325,698
Noncontrolling interests in our Operating Partnership	87,123	86,470
Other noncontrolling interests	—	380
Total noncontrolling interests	87,123	86,850
Total equity	1,289,230	412,548
Total liabilities, temporary equity and equity	$2,391,279	$2,042,067

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Self storage rental revenue	$61,768	$52,921	$176,509	$156,050
Ancillary operating revenue	2,825	2,457	8,161	6,973
Managed REIT Platform revenues	3,841	2,923	11,990	8,328
Reimbursable costs from Managed REITs	1,995	1,856	6,035	5,011
Total revenues	70,429	60,157	202,695	176,362
Operating expenses:
Property operating expenses	23,491	18,249	65,628	53,334
Managed REIT Platform expenses	2,074	1,053	6,559	2,552
Reimbursable costs from Managed REITs	1,995	1,856	6,035	5,011
General and administrative	10,435	7,210	29,980	22,449
Depreciation	16,274	13,836	46,741	41,057
Intangible amortization expense	2,904	215	6,431	461
Acquisition expenses	480	38	1,042	121
Total operating expenses	57,653	42,457	162,416	124,985
Income from operations	12,776	17,700	40,279	51,377
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	(47)	(380)	(408)	(1,068)
Equity in earnings (losses) from investments in Managed REITs	(248)	(248)	(620)	(957)
Other, net	4,667	(1,981)	3,703	(2,949)
Interest income	1,536	1,023	2,984	2,375
Interest expense	(12,521)	(19,102)	(46,573)	(52,949)
Loss on debt extinguishment	—	—	(2,533)	(471)
Income tax expense	(615)	(404)	(1,538)	(1,093)
Net income (loss)	5,548	(3,392)	(4,706)	(5,735)
Net (income) loss attributable to noncontrolling interests	(321)	314	377	405
Less: Distributions to preferred stockholders	—	(3,142)	(3,567)	(9,358)
Less: Accretion - preferred equity costs	—	—	(3,644)	—
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$5,227	$(6,220)	$(11,540)	$(14,688)
Net income (loss) per Common Stock, Class A & Class T share:
Basic	$0.09	$(0.26)	$(0.27)	$(0.62)
Diluted	$0.09	$(0.26)	$(0.27)	$(0.62)
Weighted average Common Stock outstanding:
Basic	31,050,000	—	20,586,264	—
Diluted	31,050,000	—	20,586,264	—
Weighted average Class A Common shares outstanding:
Basic	22,004,477	22,086,796	21,996,871	22,142,691
Diluted	22,252,179	22,086,796	21,996,871	22,142,691
Weighted average Class T Common shares outstanding:
Basic	2,043,484	2,032,451	2,042,815	2,030,828
Diluted	2,043,484	2,032,451	2,042,815	2,030,828

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$5,548	$(3,392)	$(4,706)	$(5,735)
Other comprehensive income (loss):
Foreign currency translation adjustment	(608)	774	989	(1,144)
Foreign currency hedge contract (losses) gains	—	(538)	(498)	1,322
Interest rate swap and cap contract gains (losses)	—	(1,626)	1,606	(2,940)
Other comprehensive income (loss)	(608)	(1,390)	2,097	(2,762)
Comprehensive income (loss)	4,940	(4,782)	(2,609)	(8,497)
Comprehensive income (loss) attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(285)	482	256	737
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$4,655	$(4,300)	$(2,353)	$(7,760)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2025	31,050,000	$31	22,350,411	$22	2,044,146	$2	$1,836,662	$(418,557)	$(202,416)	$840	$1,216,584	$85,991	$1,302,575
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(42)	—	—	—	(42)	—	(42)
Issuance of restricted stock, net of forfeitures	—	—	(669)	—	—	—	—	—	—	—	—	—	—
Distributions ($0.40 per share)	—	—	—	—	—	—	—	(22,293)	—	—	(22,293)	—	(22,293)
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,693)	(1,693)
Repurchase of noncontrolling interest in our Operating Partnership	—	—	—	—	—	—	67	—	—	—	67	(297)	(230)
Fractional share redemption	—	—	(7,158)	—	(973)	—	(291)	—	—	—	(291)	—	(291)
Equity based compensation expense	—	—	—	—	—	—	3,427	—	—	—	3,427	2,837	6,264
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	5,227	—	5,227	—	5,227
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	321	321
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(572)	(572)	(36)	(608)
Balance as of September 30, 2025	31,050,000	$31	22,342,584	$22	2,043,173	$2	$1,839,823	$(440,850)	$(197,189)	$268	$1,202,107	$87,123	$1,289,230

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of June 30, 2024	22,174,115	$89	2,031,155	$8	$894,870	$(353,086)	$(175,738)	$(361)	$365,782	$89,036	$454,818	$196,356	$65,371
Offering costs	—	—	—	—	(64)	—	—	—	(64)	—	(64)	—	—
Changes to redeemable common stock	—	—	—	—	(5,602)	—	—	—	(5,602)	—	(5,602)	—	5,602
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—	—	330	330	—	—
Redemptions of common stock	(137,511)	(1)	(4,527)	—	—	—	—	—	(1)	—	(1)	—	(12,617)
Issuance of restricted stock, net of forfeitures	262	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.60 per share)	—	—	—	—	—	(14,554)	—	—	(14,554)	—	(14,554)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(2,142)	(2,142)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(107)	(107)	—	—
Issuance of shares for distribution reinvestment plan	82,556	1	9,468	—	5,602	—	—	—	5,603	—	5,603	—	—
Equity based compensation expense	—	—	—	—	154	—	—	—	154	1,153	1,307	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(6,220)	—	(6,220)	—	(6,220)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(422)	(422)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	108	108	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	681	681	93	774	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(473)	(473)	(65)	(538)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(1,430)	(1,430)	(196)	(1,626)	—	—
Balance as of September 30, 2024	22,119,422	$89	2,036,096	$8	$894,960	$(367,640)	$(181,958)	$(1,583)	$343,876	$87,788	$431,664	$196,356	$58,356

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2024	—	$—	21,970,817	$89	2,038,466	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042
Issuance of shares in Underwritten Public Offering	31,050,000	31	—	—	—	—	931,469	—	—	—	931,500	—	931,500	—	—
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(57,535)	—	—	—	(57,535)	—	(57,535)	—	—
Tax withholding (net settlement redemption) related to vesting of restricted stock	—	—	(3,362)	—	—	—	(192)	—	—	—	(192)	—	(192)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	62,042	—	—	—	62,042	—	62,042	—	(62,042)
Par value adjustment due to Reverse Stock Split		—	—	(67)	—	(6)	73	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	331,376	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($1.40 per share)	—	—	—	—	—	—	—	(58,690)	—	—	(58,690)	—	(58,690)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(5,587)	(5,587)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(365)	(365)	—	—
Issuance of shares for distribution reinvestment plan	—	—	50,911	—	5,680	—	3,452	—	—	—	3,452	—	3,452
Equity based compensation expense	—	—	—	—	—	—	7,150	—	—	—	7,150	7,098	14,248	—	—
Repurchase of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	(1,530)	—	—	—	(1,530)	(320)	(1,850)	—	—
Repurchase of noncontrolling interest in our Operating Partnership	—	—	—	—	—	—	67	—	—	—	67	(297)	(230)	—	—
Fractional share redemption	—	—	(7,158)	—	(973)	—	(291)	—	—	—	(291)	—	(291)	—	—
Redemption of Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(196,356)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(11,540)	—	(11,540)	—	(11,540)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(682)	(682)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	305	305	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	929	929	60	989	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	—	—	(476)	(476)	(22)	(498)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	—	—	1,523	1,523	83	1,606	—	—
Balance as of September 30, 2025	31,050,000	$31	22,342,584	$22	2,043,173	$2	$1,839,823	$(440,850)	$(197,189)	$268	$1,202,107	$87,123	$1,289,230	$—	$—

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2023	22,190,284	$89	2,028,457	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277
Offering costs	—	—	—	—	(145)	—	—	—	(145)	—	(145)	—	—
Tax withholding (net settlement redemption) related to vesting of restricted stock	(3,829)	(1)	—	—	(219)	—	—	—	(220)	—	(220)	—	—
Issuance of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	—	—		330	330	—	—
Changes to redeemable common stock	—	—	—	—	(16,979)	—	—	—	(16,979)	—	(16,979)	—	16,979
Redemptions of common stock	(327,122)	(1)	(21,034)	—	—	—	—	—	(1)	—	(1)	—	(29,900)
Issuance of restricted stock, net of forfeitures	10,163	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($1.80 per share)	—	—	—	—	—	(43,449)	—	—	(43,449)	—	(43,449)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(6,389)	(6,389)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(334)	(334)	—	—
Issuance of shares for distribution reinvestment plan	249,926	1	28,673	—	16,978	—	—	—	16,979		16,979	—	—
Equity based compensation expense	—	—	—	—	468	—	—	—	468	3,395	3,863	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(14,688)	—	(14,688)		(14,688)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(729)	(729)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	324	324	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,008)	(1,008)	(136)	(1,144)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	1,165	1,165	157	1,322	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(2,587)	(2,587)	(353)	(2,940)	—	—
Balance as of September 30, 2024	22,119,422	$89	2,036,096	$8	$894,960	$(367,640)	$(181,958)	$(1,583)	$343,876	$87,788	$431,664	$196,356	$58,356

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,706)	$(5,735)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,172	41,518
Change in deferred tax assets and liabilities	883	602
Accretion of fair market value adjustment of secured debt	544	80
Amortization of debt issuance costs	2,912	2,975
Loss on extinguishment of debt	2,533	471
Equity based compensation expense	14,248	3,863
Non-cash adjustment from equity method investments in JV Properties	408	1,068
Non-cash adjustment from equity method investments in Managed REITs	620	957
Accretion of financing fee revenues	(252)	(114)
Unrealized foreign currency and derivative (gains) losses	(7,543)	4,215
Sponsor funding reduction	779	598
Issuance of noncontrolling interest SST VI Advisor	—	330
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	2,275	2,684
Accounts payable and accrued liabilities	6,289	12,288
Managed REITs receivables and other	(1,199)	(12,333)
Due to affiliates	(350)	(45)
Net cash provided by operating activities	70,613	53,422
Cash flows from investing activities:
Purchase of real estate	(288,876)	(54,909)
Additions to real estate	(7,770)	(8,565)
Deposits on acquisitions	(5,552)	(474)
Insurance proceeds on insured property damage	3,618	—
Capital distributions from Managed REITs	462	463
Investments in unconsolidated JV Properties	(3,490)	(8,759)
Capital distributions from unconsolidated JV Properties	1,050	—
Investment in SST VI Series D Preferred Units	(24,750)	—
Repayment of SSGT III loans	21,919	19,000
Funding of loans to SSGT III	(46,000)	(20,000)
Funding of loans to SST VI	(2,000)	(8,000)
Purchase of SST VI Subordinated Class C Units	(658)	(926)
Settlement of foreign currency hedges	1,065	1,939
Purchase of other assets	(63)	(70)
Net cash used in investing activities	(351,045)	(80,301)
Cash flows from financing activities:
Gross proceeds - Underwritten Public Offering	931,500	—
Offering costs	(57,281)	(88)
Gross proceeds from issuance of Canadian Notes	511,462	—
Gross proceeds from issuance of non-credit facility debt	74,800	75,590
Repayment of non-credit facility debt	(278,880)	(15,000)
Scheduled principal payments on non-credit facility debt	(2,221)	(2,617)
Proceeds from issuance of credit facility debt	222,000	659,000
Repayment of credit facility debt	(825,005)	(623,808)
Debt defeasance costs	(754)	—
Debt issuance costs	(2,727)	(9,614)
Payment of payroll withholding tax on stock vesting	(192)	(218)
Redemptions of noncontrolling interests in our OP	(230)	—
Redemption of Series A Convertible Preferred Stock	(200,000)	—
Redemption of fractional common shares	(290)	—
Repurchase of noncontrolling interest in SST VI Advisor	(1,850)	—
Redemption of common stock	—	(21,228)
Distributions paid to preferred stockholders	(6,967)	(9,367)
Distributions paid to common stockholders	(52,646)	(26,684)
Distributions paid to noncontrolling interests in our OP	(5,475)	(6,521)
Distributions paid to other noncontrolling interests	(365)	(333)
Net cash provided by (used in) financing activities	304,879	19,112
Impact of foreign exchange rate changes on cash and restricted cash	464	(622)
Change in cash, cash equivalents, and restricted cash	24,911	(8,389)
Cash, cash equivalents, and restricted cash beginning of year	29,301	53,427
Cash, cash equivalents, and restricted cash end of period	$54,212	$45,038

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Amounts in thousands)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of capitalized interest	$39,999	$46,311
Cash paid for income taxes	$294	$53
Supplemental disclosure of noncash activities:
Acquisition of real estate with loans payable	$25,236	$—
Distributions payable	$8,559	$8,803
Real estate and construction in process included in accounts payable and accrued liabilities	$1,941	$623
Issuance of shares pursuant to distribution reinvestment plan	$3,452	$16,979
Redemption of common stock included in accounts payable and accrued liabilities	$—	$12,617
Deposit applied to the purchase of real estate	$2,745	$—
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$1,098	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

We acquire and own self storage facilities; we operate the self storage facilities owned by us, we also operate the properties owned by the entities sponsored by us and, as of October 1, 2025, owned by third parties. As of September 30, 2025, we wholly-owned 177 operating self storage facilities located in 20 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, Washington, and Wisconsin), the District of Columbia, and Canada.

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

We manage the properties owned or operated by the Managed REITs, which together with the properties owned by the Delaware statutory trusts (“DSTs”) sponsored and operated pursuant to a lease with the DSTs by one of the Managed REITs, and one other self storage property we manage, as of September 30, 2025, represented 49 operating properties consisting of approximately 40,000 units and 4.4 million rentable square feet. Through our Managed REIT Platform and the DSTs, we originate, structure, and manage additional self storage investment products. Effective October 1, 2025, we now manage more than an additional 225 operating properties owned by third parties consisting of more than approximately 100,000 units and 16.6 million rentable square feet through our transaction with Argus Professional Storage Management, LLC ("Argus"). Please see Note 14 – Subsequent Events, for additional information.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of September 30, 2025, we owned approximately 94% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 6% of the common units are owned by current and former employees, members of our executive management team, board members, or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and unaffiliated third parties. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Immediately after the reverse stock split described above, we reclassified and designated 225,000,000 authorized but unissued shares of Class A Common Stock and 340,000,000 authorized but unissued shares of Class T Common Stock as authorized but unissued shares of common stock, $0.001 par value per share (the “Reclassification”), without any designation as to class or series. As a result, the Company had 565,000,000 shares of unclassified common stock, $0.001 par value per share, authorized but unissued.

On April 1, 2025 we executed our underwriting agreement, and on April 3, 2025, we closed our registered underwritten public offering (the “Underwritten Public Offering”) of 27,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”), at an initial price of $30.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission ("SEC") on Form S-11 (File No. 333-264449) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”). The underwriters also exercised an overallotment option to purchase 4,050,000 additional shares of Common Stock on April 3, 2025. Certain of our directors, officers, and employees, and friends and family members of certain of our directors, officers, and employees were able to and did purchase shares through us or our underwriters at the public offering price of $30.00 per share. Under this program, officers and directors purchased 31,500 shares. All of these shares purchased in the Underwritten Public Offering are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "SMA". The gross and net proceeds received on April 3, 2025 were approximately $931.5 million and $875.6 million, respectively.

On June 12, 2025, we filed Articles of Amendment to our charter to decrease our total number of authorized shares of stock from 900,000,000 to 225,000,000. As a result of such decrease through September 30, 2025, our authorized shares of stock consisted of: (i) 175,000,000 shares of common stock, $0.001 par value per share, of which 31,250,000 shares were designated as Class A Common Stock, 2,500,000 shares were designated as Class T Common Stock, and 141,250,000 were common stock without designation as to class or series; and (ii) 50,000,000 shares of preferred stock, $0.001 par value per share.

On October 1, 2025, the six-month anniversary of the listing of our Common Stock issued in our Underwritten Public Offering for trading on the NYSE, each share of Class A Common Stock and Class T Common Stock automatically converted into one share of our undesignated listed Common Stock. In preparation for this conversion, on July 30, 2025, we completed a fractional share redemption related to our Class A Common Stock and Class T Common Stock of approximately $0.3 million, such that a total of approximately 8,000 shares were redeemed at a purchase price of $35.63 per share, which was the closing price of the Company’s Common Stock as of the end of that day. Each stockholder that held any fractional shares received a cash payment for such shares, and as a result, thereafter no stockholder of the Company owned any fractional shares.

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

September 30, 2025

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

Underwritten Public Offering Costs

Prior to the consummation of the Underwritten Public Offering in April 2025, deferred costs pertaining to the Underwritten Public Offering were recorded in Other assets, net in our consolidated balance sheets. Such costs were offset against the Underwritten Public Offering proceeds along with other such costs incurred during the three months ended June 30, 2025 and were all reclassified to additional paid-in capital in our consolidated balance sheets in the period ended June 30, 2025. We incurred other transaction costs related to our Underwritten Public Offering activities that were not directly attributable to our equity raise, and therefore were not capitalized; such costs were included within the General and administrative expenses line item in our consolidated statements of operations.

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

As of September 30, 2025 and December 31, 2024, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, our Nantucket Joint Venture (as defined below), and our equity investments in the Managed REITs, which are all accounted for under the equity method of accounting (see Note 4 – Investments in Unconsolidated Real Estate Ventures and Note 10 – Related Party Transactions for additional information). Our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI and SSGT III are consolidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Investments in and Advances to Managed REITs

As of September 30, 2025 and December 31, 2024, we owned equity and debt investments in the Managed REITs; such amounts are included in Investments in and advances to Managed REITs within our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

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

See Note 10 – Related Party Transactions for additional information.

Noncontrolling Interests in Consolidated Entities

We have accounted for the noncontrolling interests in our Operating Partnership, our Tenant Protection Programs joint ventures with SST VI and SSGT III, and, until June 18, 2025 (i.e. the redemption date of such noncontrolling interests in the SST VI Advisor), the noncontrolling interests in the SST VI Advisor, in accordance with the related accounting guidance.

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

September 30, 2025

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $13.0 million and $1.8 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2025 and 2024, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2025 and 2024, our property acquisitions did not meet the definition of a business. To date, our property acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition related transaction costs are capitalized rather than expensed.

During the three months ended September 30, 2025 and 2024, we expensed approximately $0.4 million and approximately $0.1 million, respectively, of asset acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the nine months ended September 30, 2025 and 2024, we expensed approximately $0.8 million and approximately $0.1 million, respectively, of asset acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

During the three and nine months ended September 30, 2025, we expensed approximately $0.1 million and $0.2 million, respectively, in transaction costs related to the acquisition of Argus, which closed on October 1, 2025. Please see Note 14 – Subsequent Events, for additional information.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2025, no real property asset impairment losses were recognized. For the nine months ended September 30, 2024, we recorded a casualty loss in connection with damage to one of our wholly-owned properties caused by Hurricane Helene.

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

September 30, 2025

(Unaudited)

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

As of September 30, 2025 and December 31, 2024, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. During the year ended December 31, 2024, the “Strategic Storage®” trademark, a definite lived trademark, became fully amortized.

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

September 30, 2025

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

The Managed REITs’ advisory agreements also provide for reimbursement to us of certain costs of providing administrative and management services to the Managed REITs. These reimbursements include costs incurred in relation to organization and offering services provided to the Managed REITs and include the reimbursement of salaries, bonuses, and other expenses related to benefits paid to our employees while performing services for the Managed REITs. The Managed REITs’ property management agreements also provide reimbursement to us for the property manager’s costs of managing the properties. Reimbursable costs include wages and salaries and other expenses that relate to benefits that arise in operating, managing and maintaining the Managed REITs’ properties.

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

Pursuant to the Sponsor Funding Agreement, SmartStop, through a wholly-owned subsidiary, was required to fund the payment of the front-end sales load for the sale of SST VI’s Class Y and Class Z shares sold in its offering. In exchange, SmartStop received a number of Series C Convertible Subordinated Units (“Series C Units”) in SST VI OP calculated as the dollar amount of such funding divided by the then-current offering price, which was $9.30 through August 6, 2024 for such Class Y and Z shares.

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

In accordance with ASC 606, the amount by which our funding exceeded the fair value of the Series C Units received was accounted for as a payment to a customer and was therefore recorded as a reduction to the transaction price for the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

services we provide to such customer. Each payment was initially included in the Other assets line-item in our consolidated balance sheet and is subsequently being recorded as a reduction of Managed REIT Platform revenues ratably over the remaining estimated life of our management contracts with SST VI.

Below is a summary of the portion of sponsorship funding payments which exceeds the fair value of the Series C Units received, and is recorded pursuant to ASC 606 as described above (in thousands):

Balance as of December 31, 2023	$3,493
Amounts incurred	1,210
Recorded sponsor funding reduction	(844)
Balance as of December 31, 2024	$3,859
Amounts incurred	$384
Recorded sponsor funding reduction	(779)
Balance as of September 30, 2025	$3,464

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2025 and December 31, 2024, approximately $0.7 million and $0.8 million, respectively, were recorded to allowance for doubtful accounts and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative lines within our consolidated statements of operations, depending on the nature of the expense.

We incurred advertising costs of approximately $1.5 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, within property operating expenses, and approximately $0.5 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, within general and administrative.

We incurred advertising costs of approximately $4.3 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively, within property operating expenses, and approximately $1.6 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, within general and administrative.

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

September 30, 2025

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of September 30, 2025, the gross amount of the intangible assets was approximately $99.6 million, and accumulated amortization was approximately $86.2 million. As of December 31, 2024, the gross amount of the intangible assets was approximately $86.4 million, and accumulated amortization was approximately $79.6 million.

The total estimated future amortization expense related to intangible assets for the years ending December 31, 2025, 2026, 2027, 2028, and thereafter is approximately $3.2 million, $9.0 million, $0.5 million, $0.1 million, and $0.6 million thereafter, respectively. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $13.4 million was approximately 10.5 months as of September 30, 2025.

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

As of September 30, 2025 the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $8.3 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $4.3 million. As of December 31, 2024, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.4 million, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.6 million.

As of September 30, 2025, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.4 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.0 million. As of December 31, 2024, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.4 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.0 million.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) along with transactions denominated in a currency other than the functional

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

currency and represented a gain of approximately $4.4 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and represented a gain of approximately $8.0 million and a loss of approximately $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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

We evaluated the terms of our SRP, and we previously classified amounts that were redeemable under the SRP as redeemable common stock in the accompanying consolidated balance sheets. The maximum amount of redeemable shares under our SRP was limited to the net proceeds from the distribution reinvestment plan. However, accounting guidance states that determinable amounts that could become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan were considered to be temporary equity and were previously presented as redeemable common stock in the accompanying consolidated balance sheets.

In addition, the accounting guidance required, among other things, that financial instruments that represented a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. When we determined that we had a mandatory obligation to repurchase shares under the SRP, we reclassified such obligations from temporary equity to a liability based upon their respective settlement values.

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

September 30, 2025

(Unaudited)

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions along with the assets and liabilities described in Note 3 – Real Estate. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) market approach, which considers comparable sales activity. Additionally, certain such assets and liabilities are required to be fair valued periodically or valued pursuant to ongoing fair value requirements and impairment analyses and have been valued subsequently utilizing the same techniques noted above. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

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

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of September 30, 2025 and December 31, 2024, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$1,034,100	$1,034,219	$531,400	$554,348

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

During the nine months ended September 30, 2025 and 2024, we held interest rate cash flow hedges and foreign currency net investment and cash flow hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 7 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2025, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The tables below present our assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at September 30, 2025 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Foreign Currency Hedges
Other assets	$—	$32	$—
Accounts payable and accrued liabilities	$—	$123	$—

	Fair Value Measurements at December 31, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Interest Rate Derivatives
Other assets	$—	$1,523	$—
Accounts payable and accrued liabilities	$—	$6,591	$—
Foreign Currency Hedges
Other assets	$—	$4,667	$—
Accounts payable and accrued liabilities	$—	$39	$—

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

September 30, 2025

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the nine months ended September 30, 2025, approximately 21%, 21%, and 9% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

September 30, 2025

(Unaudited)

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$5,548	$(3,392)	$(4,706)	$(5,735)
Net (income) loss attributable to noncontrolling interests	(321)	314	377	405
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	5,227	(3,078)	(4,329)	(5,330)
Less: Accretion - preferred equity costs	—	—	(3,644)	—
Less: Distributions to preferred stockholders	—	(3,142)	(3,567)	(9,358)
Less: Distributions to participating securities	(171)	(113)	(458)	(340)
Net income (loss) attributable to common stockholders - basic:	5,056	(6,333)	(11,998)	(15,028)
Net income (loss) attributable to common stockholders - diluted:	$5,056	$(6,333)	$(11,998)	$(15,028)
Weighted average common shares outstanding:
Average number of common shares outstanding- basic	55,097,961	24,119,247	44,625,950	24,173,519
Unvested LTIP Units	—	—	—	—
Unvested restricted stock awards	247,702	—	—	—
Average number of common shares outstanding - diluted	55,345,663	24,119,247	44,625,950	24,173,519
Earnings per common share:
Basic	$0.09	$(0.26)	$(0.27)	$(0.62)
Diluted	$0.09	$(0.26)	$(0.27)	$(0.62)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Class A and Class A-1 OP Units	3,407,954	3,311,340	3,391,728	3,300,315
Unvested LTIP Units	153,087	100,891	109,612	89,150
Unvested restricted stock awards	—	7,569	135,503	5,603
Series A Convertible Preferred Stock	—	4,690,432	1,597,839	4,690,432
	3,561,041	8,110,232	5,234,682	8,085,500

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Note 3. Real Estate

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2025 (in thousands):

Real estate
Balance at December 31, 2024	$2,091,196
Impact of foreign exchange rate changes and other	3,381
Improvements and additions	11,611
Acquisitions	303,992
Balance at September 30, 2025	$2,410,180
Accumulated depreciation
Balance at December 31, 2024	$(305,132)
Depreciation expense	(45,712)
Impact of foreign exchange rate changes and other	1,055
Balance at September 30, 2025	$(349,789)

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

On April 15, 2025, we purchased a self storage facility located in Kelowna, British Columbia (the "Kelowna Property"). The purchase price for the Kelowna Property was approximately USD $29.1 million, plus closing costs. This acquisition was partially funded with proceeds drawn from the Credit Facility. In connection with this acquisition, we

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

assumed a loan from the seller in the amount of approximately $24.5 million CAD or approximately $17.7 million USD on the date of close, (the "Kelowna Canadian Property Loan"). Please see Note 5 – Debt for additional information.

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

On August 26, 2025, we purchased a portfolio of five self storage facilities located in Alberta, Canada. The combined purchase price for these five properties was approximately $97.4 million CAD or approximately $70.3 million USD on the date of close, plus closing costs. This acquisition was funded with proceeds drawn from the Credit Facility.

On September 3, 2025, we purchased a self storage facility located in Rahway, New Jersey (the "Rahway Property"). The purchase price for the Rahway Property was approximately $15.3 million, plus closing costs. This acquisition was funded with proceeds drawn from the Credit Facility.

The following table summarizes the purchase price allocations for the real estate related assets acquired during the nine months ended September 30, 2025 (in thousands):

Acquisition	Acquisition Date	Occupancy Upon Acquisition(1)	Real Estate Assets	Intangibles	Total (2)	2025 Revenue(3)
Hillside	1/7/2025	89%	$34,556	$1,388	$35,944	$1,824
Clifton	1/7/2025	93%	37,072	1,575	38,647	2,152
Murfreesboro(4)	2/20/2025	89%	7,578	329	7,907	451
Kelowna	4/15/2025	88%	27,445	762	28,207	707
Lakewood II	5/29/2025	87%	12,242	507	12,749	401
Holzwarth Rd, Houston	6/17/2025	82%	14,525	744	15,269	431
Holcombe Blvd, Houston	6/17/2025	92%	35,835	1,686	37,521	884
Louetta Rd, Houston	6/17/2025	88%	19,141	872	20,013	507
FM 2978, Houston	6/17/2025	83%	13,867	643	14,510	381
Shenandoah, Houston	6/17/2025	88%	19,603	910	20,513	504
Edmonton, Alberta	8/26/2025	68%	9,373	346	9,719	71
Sherwood Park, Alberta	8/26/2025	72%	11,349	455	11,804	87
Red Deer, Alberta	8/26/2025	72%	13,232	550	13,782	100
Canmore, Alberta	8/26/2025	86%	20,202	859	21,061	169
Cochrane, Alberta	8/26/2025	69%	13,372	632	14,004	117
Rahway	9/3/2025	94%	14,600	728	15,328	104
			$303,992	$12,986	$316,978	$8,890

(1) Represents the approximate occupancy percentage of the property at the time of acquisition.

(2) The allocation noted above is based on a determination of the relative fair value of the total consideration and represents the amount paid including capitalized acquisition costs, as applicable.

(3) The operating results of the self storage properties acquired have been included in our consolidated statements of operations since their acquisition dates.

(4) This property was sold to SST X on October 30, 2025 for approximately $7.9 million. Please see Note 14 – Subsequent Events for additional detail.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Potential Acquisitions

As of November 7, 2025, we, through our wholly-owned subsidiaries, were party to five purchase and sale agreements with unaffiliated third parties for the acquisition of three self storage facilities and four development sites located in the United States and Canada. The total purchase price for these properties and parcels of land is approximately $43.4 million, plus closing costs. If we fail to acquire these properties or parcels of land, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $0.7 million as a result.

We may assign some or all of the above purchase and sale agreements to one or more of our Managed REITs and/or contribute such property to a joint venture.

Eminent Domain

In May 2025, we learned that two of our self storage properties in Asheville, North Carolina, the Asheville III and Asheville IV properties, may be impacted by the current plan for an extensive and prolonged highway expansion project. We are in the preliminary stages of evaluating the impact that this project may have on these two properties, including how much of each property may be taken. The aggregate rentable square feet and carrying value of these properties as of September 30, 2025, was approximately 115,000 square feet and $15.9 million, respectively. We will continue to work with the authorities and their representatives to further understand the impact to our properties, attempt to mitigate the impact to us and our tenants, and as needed, negotiate the fair value of any property that may ultimately be taken. We do not expect the taking to have a material impact on our results of operations and we evaluated these properties for impairment, concluding that as of September 30, 2025 there continues to be no impairment. The total revenue for the Asheville III and Asheville IV properties for the nine months ended September 30, 2025 was approximately $0.8 million and $0.7 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note 4. Investments in Unconsolidated Real Estate Ventures

Nantucket Joint Venture

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the "Nantucket Joint Venture"). On such date we agreed to purchase an indirect minority ownership in the property, and immediately funded approximately $4.9 million. We will be the property manager of the self storage property when it opens. This investment is accounted for pursuant to the equity method of accounting as we have the ability to exercise influence but not control.

On April 11, 2025, we funded an additional approximately $0.3 million, which represented the remaining unfunded capital commitment in connection with this joint venture arrangement.

On September 2, 2025, we executed an addendum to our subscription agreement related to the Nantucket Joint Venture to increase our ownership in the property. In connection therewith, we made an additional capital contribution of approximately $0.6 million.

As of September 30, 2025, and December 31, 2024, the carrying value of this investment was approximately $7.0 million and $6.0 million, respectively. As of September 30, 2025, such investment represented an approximately 42% minority ownership of the property.

SmartCentres Joint Ventures

We are party to joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own 12 joint venture properties, ten of which were operational as of September 30, 2025.

For the three months ended September 30, 2025 and 2024, we recorded net aggregate loss of approximately $0.1 million and $0.4 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

For the nine months ended September 30, 2025 and 2024, we recorded net aggregate loss of approximately $0.4 million and $1.1 million respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the “Canadian JV Properties”) (in thousands):

Canadian JV Property	Date Real Estate Venture Became Operational	Carrying Value of Investment as of September 30, 2025	Carrying Value of Investment as of December 31, 2024
Dupont (1)(6)	October 2019	$3,305	$3,358
East York (2)(6)	June 2020	5,025	4,945
Brampton (2)(6)	November 2020	1,507	1,533
Vaughan (2)(6)	January 2021	1,980	2,019
Oshawa (2)(6)	August 2021	835	938
Scarborough (2)(5)	November 2021	1,981	1,969
Aurora (1)(5)	December 2022	1,768	1,935
Kingspoint (2)(5)	March 2023	3,247	3,299
Whitby (4)	January 2024	7,896	7,661
Markham (1)(7)	May 2024	2,493	2,470
Regent (3)	Under Development	3,675	2,655
Allard (8)	Under Development	1,187	—
		$34,899	$32,782

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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
(8)
On August 12, 2025, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and intend to develop it into a self storage property.

As of September 30, 2025, we had ownership interests in the 12 Canadian JV Properties, and one unconsolidated real estate development project in Nantucket, Massachusetts, the Nantucket Joint Venture (collectively, the "JV Properties").

RBC JV Term Loan II

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan (the “RBC JV Term Loan II”) with Royal Bank Canada ("RBC") pursuant to which three of our joint venture subsidiaries that each own 50% of a Canadian JV Property serve as borrowers (the “RBC Borrowers II”). The RBC JV Term Loan II was secured by first mortgages on three of the Canadian JV Properties which were previously encumbered by the SmartCentres Financings. The maturity date of the RBC JV Term Loan II was November 3, 2025. Interest on the RBC JV Term Loan was a fixed annual rate of 4.97%, and payments were interest only during the term of the loan.

We and SmartCentres each served as a full recourse guarantor with respect to 50% of the secured obligations under the RBC JV Term Loan II. The RBC JV Term Loan II contained certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. Pursuant to the terms of the RBC JV Term Loan II, a failure by either us or SmartCentres to observe any negative covenant under each of our respective (and separate) credit facilities (“Separate Credit Facilities”) would be an event of default under the RBC JV Term Loan II. We and SmartCentres entered into a separate Cross-Indemnity Agreement pursuant to which we and SmartCentres have each agreed to indemnify the other party with respect to any claims arising from a breach or default of the other party pursuant to the RBC JV Term Loan II or the Separate Credit Facilities.

The net proceeds from the RBC JV Term Loan II, in combination with cash on hand were used to fully repay the allocated loan amounts of approximately $46.4 million CAD or approximately $34.1 million USD under the SmartCentres Financings for each of the three Canadian JV Properties.

As of September 30, 2025, there was approximately $46.0 million CAD or approximately $33.1 million USD outstanding on the RBC JV Term Loan II.

The RBC JV Term Loan II was refinanced on October 31, 2025. See Note 14 – Subsequent Events, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

RBC JV Term Loan

On November 3, 2023, five of our joint ventures with SmartCentres closed on a $70 million CAD term loan (the “RBC JV Term Loan”) with RBC pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). The RBC JV Term Loan was secured by first mortgages on five of the Canadian JV Properties which were previously encumbered by the SmartCentres Financings (as defined below). The maturity date of the RBC JV Term Loan was November 2, 2025. Interest on the RBC JV Term Loan was a fixed annual rate of 6.21%, and payments were interest only during the term of the loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

We and SmartCentres each served as a full recourse guarantor with respect to 50% of the secured obligations under the RBC JV Term Loan. The RBC JV Term Loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. Pursuant to the terms of the RBC JV Term Loan, a failure by either us or SmartCentres to observe any negative covenant under each of our Separate Credit Facilities would be an event of default under the RBC JV Term Loan; in addition, certain actions by either us or SmartCentres may trigger an event of default under the RBC JV Term Loan. We and SmartCentres entered into a separate Cross-Indemnity Agreement pursuant to which we and SmartCentres have each agreed to indemnify the other party with respect to any claims arising from a breach or default of the other party pursuant to the RBC JV Term Loan or the Separate Credit Facilities.

The majority of net proceeds from the RBC JV Term Loan were used to fully repay the allocated loan amounts of approximately $68.9 million CAD under the SmartCentres Financings (as defined below) for each of the five Canadian JV Properties.

As of September 30, 2025, $70.0 million CAD or approximately $50.3 million in USD, was outstanding on the RBC JV Term Loan.

The RBC JV Term Loan was refinanced on October 31, 2025. See Note 14 – Subsequent Events, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

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

The SmartCentres Financings contain customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each Canadian JV Property) and events of default, all as set forth in the MMCA I and MMCA II. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financings. As of September 30, 2025, the joint ventures were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Interest on the SmartCentres Financings is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II. As of September 30, 2025, the total interest rate was approximately 5.6%.

As of September 30, 2025, approximately $18.8 million CAD or approximately $13.5 million in USD, was outstanding on the SmartCentres Financings. As of December 31, 2024, approximately $18.7 million CAD or approximately $13.0 million USD was outstanding on the SmartCentres Financings. The proceeds of the SmartCentres Financings have been and will generally be used to finance the acquisition, development, and construction of the Canadian JV Properties.

On October 31, 2025, we fully paid down the outstanding principal and interest due on the SmartCentres Financings. See Note 14 – Subsequent Events, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Note 5. Debt

Our debt is summarized as follows (in thousands):

Loan	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date
KeyBank CMBS Loan(1)	$87,835	$89,240	3.89%	8/1/2026
Ladera Office Loan	3,661	3,736	4.29%	11/1/2026
Credit Facility	11,826	614,831	5.74%	2/22/2027
2027 Ladera Ranch Loan	42,000	42,000	5.00%	12/5/2027
2028 Canadian Notes(5)	359,250	—	3.91%	6/16/2028
Kelowna Canadian Property Loan	17,376	—	3.45%	9/30/2028
2028 Canadian Term Loan (5) (7)	79,035	76,527	6.41%	12/1/2028
CMBS Loan(3)	104,000	104,000	5.00%	2/1/2029
SST IV CMBS Loan (4)	40,500	40,500	3.56%	2/1/2030
2030 Canadian Notes (5)	143,700	—	3.89%	9/24/2030
2032 Private Placement Notes(8)	150,000	150,000	5.28%	4/19/2032
Houston Property Loan	8,774	—	5.15%	5/1/2034
2027 NBC Loan (5) (6)	—	51,425
2025 KeyBank Acquisition Facility	—	100,200
KeyBank Florida CMBS Loan(2)	—	49,915
Discount on secured debt, net	(1,912)	(1,570)
Debt issuance costs, net	(4,384)	(3,369)
Total debt	$1,041,661	$1,317,435

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

September 30, 2025

(Unaudited)

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
(8)
Subsequent to September 30, 2025, the Total Leverage Ratio Event had ended, and the interest rate reverted to 4.53% as of October 1, 2025.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2025 and December 31, 2024 was approximately 4.5% and 5.9%, respectively. We are subject to certain restrictive covenants, relating to the outstanding debt, and as of September 30, 2025, we were in compliance with all such covenants.

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

2028 Canadian Notes

On June 11, 2025, we, as guarantor, and the Operating Partnership, as issuer, sold on a private placement basis in Canada, an aggregate principal amount of $500 million CAD senior unsecured notes which incur interest only at a fixed rate

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

of 3.91%, and becomes due on June 16, 2028 (the “2028 Canadian Notes”).

The 2028 Canadian Notes were offered pursuant to an agency agreement entered into among us, the Operating Partnership, the Subsidiary Guarantors (defined below), BMO Nesbitt Burns Inc., National Bank Financial Inc., Scotia Capital Inc. and RBC Dominion Securities Inc. The sale and purchase of the 2028 Canadian Notes occurred on June 16, 2025.

The 2028 Canadian Notes were issued pursuant to an indenture (the “Base Indenture”) among us, the Operating Partnership and Computershare Trust Company of Canada (the “Trustee”), as amended and supplemented by a first supplemental indenture to the Base Indenture among us, the Operating Partnership and the Subsidiary Guarantors (the “First Supplemental Indenture” and together with the Base Indenture, the “First Indenture”).

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

The First Indenture contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. In addition, if an event of default occurs and is continuing, the trustee may, in its discretion, and will, upon receiving instruction from the holders of 25% in aggregate principal amount of the outstanding 2028 Canadian Notes, accelerate the maturity of the 2028 Canadian Notes, including any accrued and unpaid interest, provided that holders of more than 50% of the principal amount of the 2028 Canadian Notes will have the right to waive certain of the events of default and/or annul the declaration made by the Trustee to accelerate the maturity of the 2028 Canadian Notes.

The 2028 Canadian Notes were issued on a pari passu basis with our existing Credit Facility (as defined below) with KeyBank, our 2030 Canadian Notes (as defined below), the 2032 Private Placement Notes (as defined below), and as such, we and each of our subsidiaries that have incurred or guaranteed indebtedness (the “Subsidiary Guarantors”) under such loans have fully and unconditionally guaranteed the Operating Partnership’s obligations under the 2028 Canadian Notes. The First Indenture requires any of our subsidiaries that incurs or guarantees indebtedness under the other pari passu loans in the future to also provide a note guarantee in favor of the holders of the 2028 Canadian Notes.

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

2030 Canadian Notes

On September 24, 2025, we, as guarantor, and the Operating Partnership, as issuer, sold on a private placement basis in Canada, an aggregate principal amount of $200 million CAD senior unsecured notes which become due on September 24, 2030 (the “2030 Canadian Notes”).

The 2030 Canadian Notes were offered pursuant to an agency agreement entered into among us, the Operating Partnership, the Subsidiary Guarantors, BMO Nesbitt Burns Inc., National Bank Financial Inc., Scotia Capital Inc. and RBC Dominion Securities Inc. The sale and purchase of the 2030 Canadian Notes occurred on September 24, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The 2030 Canadian Notes were issued pursuant to the Base Indenture, as amended and supplemented by a second supplemental indenture to the Base Indenture among us, the Operating Partnership and the Subsidiary Guarantors (the “Second Supplemental Indenture” and together with the Base Indenture, the “Second Indenture”).

The 2030 Canadian Notes bear interest at a rate of approximately 3.89% per annum, payable semiannually on September 24 and March 24 in each year, beginning on March 24, 2026, until maturity.

The Operating Partnership will be permitted to redeem at any time all, or from time to time any part of, the 2030 Canadian Notes then outstanding at a redemption price equal to the greater of (i) 100% of the principal amount so prepaid and (ii) the Canada Yield Price, together in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. The “Canada Yield Price” means a price equal to the price of a note calculated to provide a yield to the maturity date, compounded semi-annually and calculated in accordance with generally accepted financial practice, equal to the government of Canada yield plus 0.28%, on the business day prior to the date on which the Operating Partnership gives notice of redemption. In addition, upon a change of control triggering event, the Operating Partnership is required to offer to prepay the 2030 Canadian Notes at a repurchase price in cash equal to 101% of the principal amount of the 2030 Canadian Notes plus accrued and unpaid interest thereon. For clarity, holders who accept an offer to repurchase their notes upon a change of control triggering event shall not be entitled to the Canada Yield Price or any other amount in excess of the repurchase price.

The Second Indenture contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. In addition, if an event of default occurs and is continuing, the trustee may, in its discretion, and will, upon receiving instruction from the holders of 25% in aggregate principal amount of the outstanding 2030 Canadian Notes, accelerate the maturity of the 2030 Canadian Notes, including any accrued and unpaid interest, provided that holders of more than 50% of the principal amount of the 2030 Canadian Notes will have the right to waive certain of the events of default and/or annul the declaration made by the Trustee to accelerate the maturity of the 2030 Canadian Notes.

The 2030 Canadian Notes were issued on a pari passu basis with our existing Credit Facility (as defined below) with KeyBank, our 2028 Canadian Notes, the 2032 Private Placement Notes (as defined below), and as such, we and the Subsidiary Guarantors under such loans have fully and unconditionally guaranteed the Operating Partnership’s obligations under the 2030 Canadian Notes. The Second Indenture requires any of our subsidiaries that incurs or guarantees indebtedness under the other pari passu loans in the future to also provide a note guarantee in favor of the holders of the 2030 Canadian Notes.

In connection with the closing of the 2030 Canadian Notes offering, we used approximately $199.2 million CAD or approximately $143.4 million USD of net proceeds after fees and other costs to pay down our Credit Facility.

Kelowna Property Loan

In connection with the acquisition of the Kelowna Property on April 15, 2025, we assumed a loan from the seller in the amount of approximately $24.5 million CAD or approximately $17.7 million USD, (the "Kelowna Canadian Property Loan"). The Kelowna Canadian Property Loan incurs interest at a fixed rate of 3.45% with amortizing principal payments based on a 25 year amortization schedule, with a maturity of September 30, 2028. We provided a full recourse guaranty to National Bank of Canada, the lender, in connection with this loan.

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

September 30, 2025

(Unaudited)

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

Credit Facility

On February 22, 2024, we, through our Operating Partnership (the “Borrower”), entered into an amended and restated revolving credit facility with KeyBank, National Association, as administrative agent and collateral agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto, (the "Credit Facility"). The Credit Facility replaced the Former Credit Facility (defined below) the Company entered into on March 17, 2021, and has a maturity date of February 22, 2027.

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

September 30, 2025

(Unaudited)

ratio of the Company. The Credit Facility is also subject to an annual unused fee based upon the average amount of the unused portion of the Credit Facility, which varies from 15 bps to 25 bps, depending on the size of the unused amount, as well as whether a Security Interest Termination Event has occurred.

As of September 30, 2025, borrowings under the Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the Credit Facility incurs interest is subject to increase based on the consolidated leverage ratio. There are six leverage tiers under the Credit Facility following a Security Interest Termination Event, with the highest tier in effect when leverage is above 60% and a maximum spread of 225 basis points on the Credit Facility. The change in our pricing grid as a result of the Security Interest Termination Event took effect as of May 1, 2025, and continued through September 30, 2025. As of September 30, 2025, our consolidated leverage ratio was within the lowest leverage tier, and this loan incurred interest at daily simple SOFR plus a spread of 1.40% and the SOFR Index Adjustment of 0.10%.

The Credit Facility was fully recourse, jointly and severally, to us, the Borrower, and our Subsidiary Guarantors. The Credit Facility was initially secured by a pledge of equity interests in the Subsidiary Guarantors. However, upon the achievement of certain security interest termination conditions, the pledges were released and the Credit Facility became unsecured (the “Security Interest Termination Event”). The Security Interest Termination Event occurs at the Borrower’s election, once the Borrower satisfies all of the following security interest termination conditions: (i) a fixed charge coverage ratio of no less than 1.50:1.00; (ii) an unsecured interest coverage ratio of not less than 2.00:1.00; (iii) a consolidated capitalization rate leverage ratio of not greater than 60%; and (iv) a secured debt ratio of no greater than 40%. Following the occurrence of the Security Interest Termination Event, certain terms and conditions of the Credit Facility are modified, including, but not limited to: (i) in certain circumstances, a reduction in the applicable rate under the Credit Facility, (ii) the modification or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of us, Borrower or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the Credit Facility. The 2030 Canadian Notes, 2028 Canadian Notes and the 2032 Private Placement Notes are pari passu with the Credit Facility.

In early April 2025, we notified KeyBank and the holders of our 2032 Private Placement Notes (as defined below) that we had achieved the Security Interest Termination Conditions set forth in the credit agreement and the Note Purchase Agreement, as amended, respectively (collectively, the “Debt Agreements”). As a result of the foregoing notification, on April 17, 2025, KeyBank released the pledges of the Subsidiary Guarantors pursuant to the Debt Agreements, and each of the Credit Facility and the 2032 Private Placement Notes, respectively, became unsecured (the “Security Interest Termination Event”). As a result of the occurrence of the Security Interest Termination Event, certain terms and conditions of the Credit Facility and the 2032 Private Placement Notes took immediate effect, including, but not limited to: (i) in certain circumstances, a reduction in the applicable rate under the Credit Facility, (ii) the adjustment or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of the Company, Borrower or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the Credit Facility.

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

During the nine months ended September 30, 2025, we made various draws on the Credit Facility, totaling an additional $116.0 million in order to defease the KeyBank Florida CMBS Loan, to fund the acquisition of three self storage properties, to fund loans to the Managed REIT's, and to fund other general corporate activities.

On April 4, 2025, we paid down approximately $472.1 million on the Credit Facility, using proceeds from the Underwritten Public Offering which closed on April 3, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

On June 16, 2025, we paid down an additional $200 million on the Credit Facility, using proceeds from the issuance of the 2028 Canadian Notes offering. On June 30, 2025, we paid down an additional $4.5 million on the Credit Facility.

During the three months ended September 30, 2025, through several draws, we borrowed an additional $106.0 million to fund various acquisitions and make investments in our Managed REITs, and to a lesser extent, to fund other working capital requirements. On September 19, 2025, we paid down $5.0 million on the Credit Facility. On September 26, 2025, we paid down approximately $143.4 million on the Credit Facility, using proceeds from the issuance of the 2030 Canadian Notes offering.

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

As of March 31, 2023, such Total Leverage Ratio Event occurred, and our 2032 Private Placement Notes began accruing interest at a rate of 5.28%. The interest accruing on the 2032 Private Placement Notes continued to accrue at 5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters, upon such

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

achievement, the applicable fixed interest rate reverted to 4.53% and will remain at that interest rate through maturity, regardless of our future Total Leverage Ratio. As of September 30, 2025 our Total Leverage Ratio was less than 7.00 to 1.00. In accordance with the terms of the 2032 private Placement Notes, as we have maintained this ratio for a second consecutive fiscal quarter through September 30, 2025, the fixed interest rate reverted back to 4.53% effective October 1, 2025.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following table presents the future principal payments required on outstanding debt as of September 30, 2025 (in thousands):

2025	$792
2026	93,030
2027	55,982
2028	452,021
2029	104,289
2030 and thereafter	341,843
Total payments	1,047,957
Discount on secured debt	(1,912)
Debt issuance costs, net	(4,384)
Total	$1,041,661

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

Subject to our redemption rights in the event of a listing or change of control described above, the holders of Series A Convertible Preferred Stock had the right to convert any or all of the Series A Convertible Preferred Stock held by such

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

holders into common stock at a rate per share equal to the quotient obtained by dividing the Liquidation Amount by the conversion price. The conversion price was $42.64, and as applicable would have been adjusted in connection with stock splits, stock dividends and other similar transactions.

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

September 30, 2025

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

On June 16, 2025, we terminated a $100 million SOFR interest rate cap with no remuneration; such cap was set to mature on December 1, 2025.

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

The change in the value of the portion of our settled and unsettled foreign currency forwards that are not designated for hedge accounting for GAAP is recorded in other income (expense) within our consolidated statements of operations and represented a gain of approximately $0.2 million and a loss of approximately $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and loss of approximately $3.6 million and a gain of approximately $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

On December 30, 2024, in an effort to hedge the cash generated at our Canadian properties, we entered into four new foreign currency forwards; (i) one such hedge had a notional amount of $2.8 million CAD at a strike rate of 1.4412, and matured on February 27, 2025, (ii) the second hedge had a notional amount of $3.3 million CAD at a strike rate of 1.4363, and matured on May 27, 2025, (iii) the third hedge had a notional amount of $3.5 million CAD at a strike rate of 1.4312, and matured on August 27, 2025, whereby we paid approximately $0.1 million CAD (iv) the fourth hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4261, maturing on November 28, 2025.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of September 30, 2025 (dollars in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Foreign Currency Forwards:
CAD Forward (1)	$3,300	1.4261	December 30, 2024	November 28, 2025
CAD Forward (1)	$3,200	1.4217	February 28, 2025	February 27, 2026
CAD Forward (1)	$3,300	1.3600	May 29, 2025	May 27, 2026

(1)
Notional amounts shown are denominated in CAD.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2024 (dollars in thousands):

	Notional Amount	Strike	Effective Date or Date Assumed	Maturity Date
Interest Rate Derivatives:
SOFR Cap (1)	$100,000	1.50%	May 1, 2024	May 1, 2025
SOFR Cap (1)	$100,000	2.00%	July 1, 2024	July 1, 2025
SOFR Cap	$100,200	1.25%	December 30, 2024	July 1, 2025
SOFR Cap	$100,000	4.75%	December 1, 2022	December 1, 2025
SOFR Cap (2)	$200,000	5.50%	December 2, 2024	December 1, 2026
CORRA Swap (3)	$73,918	3.93%	March 7, 2024	March 7, 2027
Foreign Currency Forwards:
CAD Forward (3)	$2,800	1.4412	December 30, 2024	February 27, 2025
CAD Forward (3)	$136,746	1.3648	April 12, 2024	April 11, 2025
CAD Forward (3)	$3,300	1.4363	December 30, 2024	May 27, 2025
CAD Forward (3)	$3,500	1.4312	December 30, 2024	August 27, 2025
CAD Forward (3)	$3,300	1.4261	December 30, 2024	November 28, 2025

(1)
We initially deferred payment on this SOFR cap until its maturity.
(2)
We deferred payment on this SOFR cap until January 2, 2025, at which point, monthly payments became due on the first of each month until the date of its maturity.
(3)
Notional amounts shown are denominated in CAD.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	Asset/Liability Derivatives
	Fair Value
Balance Sheet Location	September 30, 2025	December 31, 2024
Interest Rate Derivatives
Other assets	$—	$1,523
Accounts payable and accrued liabilities	$—	$6,591	(1)
Foreign Currency Hedges
Other assets	$32	$4,667
Accounts payable and accrued liabilities	$123	$39

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The following tables present the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented (in thousands):

	Gain (loss) recognized in OCI for the three months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended September 30,
Type	2025	2024		2025	2024
Interest Rate Swaps	$—	$(1,133)	Interest expense	$—	$87
Interest Rate Caps	—	(322)	Interest expense	—	81
Foreign Currency Forwards	—	(538)	N/A	—	—
	$—	$(1,993)		$—	$168

	Gain (loss) recognized in OCI for the nine months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the nine months ended September 30,		Location of gain/(loss) associated with missed forecast transaction	Amount of Gain or (Loss) Recognized in Income on Derivative (Reclassifications of Missed Forecasted Transactions) for the nine months ended September 30,
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$(148)	$(1,181)	Interest expense	$(226)	$273	Other income/ (expense)	$(1,192)	$—
Interest Rate Caps	(35)	313	Interest expense	(185)	1,799	Other income/ (expense)	(186)	—
Foreign Currency Forwards	(498)	1,322	N/A	—	—	N/A	—	—
	$(681)	$454		$(411)	$2,072		$(1,378)	$—

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following is a summary of our income tax expense (benefit) for the periods presented (in thousands):

	For the three months ended September 30, 2025
	Federal	State	Canadian	Total
Current	$—	$23	$149	$172
Deferred	131	—	312	443
Total	$131	$23	$461	$615

	For the three months ended September 30, 2024
	Federal	State	Canadian	Total
Current	$17	$12	$144	$173
Deferred	68	1	162	231
Total	$85	$13	$306	$404

	For the nine months ended September 30, 2025
	Federal	State	Canadian	Total
Current	$—	$26	$629	$655
Deferred	272	—	611	883
Total	$272	$26	$1,240	$1,538

	For the nine months ended September 30, 2024
	Federal	State	Canadian	Total
Current	$17	$30	$444	$491
Deferred	192	4	406	602
Total	$209	$34	$850	$1,093

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	September 30, 2025	December 31, 2024
Deferred tax liabilities:
Intangible contract assets	$—	$(6)
Canadian real estate	(9,488)	(9,163)
Total deferred tax liability	(9,488)	(9,169)

Deferred tax assets:
Other	1,964	1,687
Canadian real estate and non-capital losses	8,119	7,729
Total deferred tax assets	10,083	9,416

Valuation allowance	(2,650)	(1,891)

Net deferred tax liabilities	$(2,055)	$(1,644)

The Canadian non-capital losses expire between 2032 and 2044. As of September 30, 2025 and December 31, 2024, the Company had Canadian non-capital loss carry forwards of approximately $18.7 million and $20.8 million, respectively. As of September 30, 2025 and December 31, 2024, we had a valuation allowance of approximately $2.7 million and $1.9 million, respectively, related to non-capital loss carry-forwards, non deductible interest expense carry forwards, and basis differences at certain of our Canadian properties.

As of September 30, 2025, we had no interest or penalties related to uncertain tax positions. In the United States, the tax years 2021-2024 remain open to examination, and in Canada, the tax years 2021-2024 remain open to examination, with possible extensions under certain conditions that would allow the years 2018-2024 to be open to examination.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Three Months Ended September 30, 2025
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$61,768	$—	$—	$61,768
Ancillary operating revenue	2,825	—	—	2,825
Managed REIT Platform revenue	—	3,841	—	3,841
Reimbursable costs from Managed REITs	—	1,995	—	1,995
Total revenues	64,593	5,836	—	70,429
Operating expenses:
Property operating expenses
Property taxes	6,859	—	—	6,859
Payroll (1)	6,691	—	—	6,691
Advertising	1,604	—	—	1,604
Repairs & maintenance	2,005	—	—	2,005
Utilities	1,691	—	—	1,691
Property insurance	1,556	—	—	1,556
Administrative and professional	3,085	—	—	3,085
Total property operating expenses	23,491	—	—	23,491
Managed REIT Platform expense (1)	—	2,074	—	2,074
Reimbursable costs from Managed REITs	—	1,995	—	1,995
Segment operating income	41,102	1,767	—	42,869
Other operating expenses:
General and administrative (1)	—	—	10,435	10,435
Depreciation	16,064	—	210	16,274
Intangible amortization expense	2,904	—	—	2,904
Acquisition expenses	408	—	72	480
Total other operating expenses	19,376	—	10,717	30,093
Income (loss) from operations	21,726	1,767	(10,717)	12,776
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(47)	(47)
Equity in earnings (losses) from investments in Managed REITs	—	(248)	—	(248)
Other, net	4,649	—	18	4,667
Interest income	139	1,397	—	1,536
Interest expense	(12,480)	—	(41)	(12,521)
Income tax (expense) benefit	(497)	(118)	—	(615)
Net income (loss)	$13,537	$2,798	$(10,787)	$5,548

(1) Included within Payroll, Managed REIT Platform expense, and General and administrative expense was approximately $1.9 million, $1.1 million, and $1.5 million of stock and related compensation expense related to our IPO Grant for the three months ended September 30, 2025, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

	Three Months Ended September 30, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$52,921	$—	$—	$52,921
Ancillary operating revenue	2,457	—	—	2,457
Managed REIT Platform revenue	—	2,923	—	2,923
Reimbursable costs from Managed REITs	—	1,856	—	1,856
Total revenues	55,378	4,779	—	60,157
Operating expenses:
Property operating expenses
Property taxes	5,305	—	—	5,305
Payroll	4,223	—	—	4,223
Advertising	1,393	—	—	1,393
Repairs & Maintenance	1,387	—	—	1,387
Utilities	1,440	—	—	1,440
Property Insurance	1,473	—	—	1,473
Administrative and professional	3,028	—	—	3,028
Total property operating expenses	18,249	—	—	18,249
Managed REIT Platform expense	—	1,053	—	1,053
Reimbursable costs from Managed REITs	—	1,856	—	1,856
Segment operating income	37,129	1,870	—	38,999
Other operating expenses:
General and administrative	—	—	7,210	7,210
Depreciation	13,592	—	244	13,836
Intangible amortization expense	202	13	—	215
Acquisition expenses	38	—	—	38
Total other operating expenses	13,832	13	7,454	21,299
Income (loss) from operations	23,297	1,857	(7,454)	17,700
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(380)	(380)
Equity in earnings (losses) from investments in Managed REITs	—	(248)	—	(248)
Other, net	(1,976)	—	(5)	(1,981)
Interest income	263	760	—	1,023
Interest expense	(19,061)	—	(41)	(19,102)
Income tax (expense) benefit	(333)	(75)	4	(404)
Net income (loss)	$2,190	$2,294	$(7,876)	$(3,392)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

	Nine Months Ended September 30, 2025
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$176,509	$—	$—	$176,509
Ancillary operating revenue	8,161	—	—	8,161
Managed REIT Platform revenue	—	11,990	—	11,990
Reimbursable costs from Managed REITs	—	6,035	—	6,035
Total revenues	184,670	18,025	—	202,695
Operating expenses:
Property operating expenses
Property taxes	19,966	—	—	19,966
Payroll (1)	17,892	—	—	17,892
Advertising	4,650	—	—	4,650
Repairs & maintenance	5,050	—	—	5,050
Utilities	4,458	—	—	4,458
Property insurance	4,738	—	—	4,738
Administrative and professional	8,874	—	—	8,874
Total property operating expenses	65,628	—	—	65,628
Managed REIT Platform expense (1)	—	6,559	—	6,559
Reimbursable costs from Managed REITs	—	6,035	—	6,035
Segment operating income	119,042	5,431	—	124,473
Other operating expenses:
General and administrative (1)	—	—	29,980	29,980
Depreciation	45,974	—	767	46,741
Intangible amortization expense	6,431	—	—	6,431
Acquisition expenses	853	—	189	1,042
Total other operating expenses	53,258	—	30,936	84,194
Income (loss) from operations	65,784	5,431	(30,936)	40,279
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(408)	(408)
Equity in earnings (losses) from investments in Managed REITs	—	(620)	—	(620)
Other, net	3,369	—	334	3,703
Interest income	390	2,594	—	2,984
Interest expense	(46,453)	—	(120)	(46,573)
Loss on debt extinguishment	(2,533)	—	—	(2,533)
Income tax (expense) benefit	(1,200)	(258)	(80)	(1,538)
Net income (loss)	$19,357	$7,147	$(31,210)	$(4,706)

(1) Included within Payroll, Managed REIT Platform expense, and General and administrative expense was approximately $3.6 million, $2.0 million, and $3.1 million of stock and related compensation expense related to our IPO Grant for the nine months ended September 30, 2025, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

	Nine Months Ended September 30, 2024
		Managed REIT	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$156,050	$—	$—	$156,050
Ancillary operating revenue	6,973	—	—	6,973
Managed REIT Platform revenue	—	8,328	—	8,328
Reimbursable costs from Managed REITs	—	5,011	—	5,011
Total revenues	163,023	13,339	—	176,362
Operating expenses:
Property operating expenses
Property taxes	15,817	—	—	15,817
Payroll	12,629	—	—	12,629
Advertising	4,295	—	—	4,295
Repairs & maintenance	4,197	—	—	4,197
Utilities	3,846	—	—	3,846
Property insurance	4,070	—	—	4,070
Administrative and professional	8,480	—	—	8,480
Total property operating expenses	53,334	—	—	53,334
Managed REIT Platform expense	—	2,552	—	2,552
Reimbursable costs from Managed REITs	—	5,011	—	5,011
Segment operating income	109,689	5,776	—	115,465
Other operating expenses:
General and administrative	—	—	22,449	22,449
Depreciation	40,348	—	709	41,057
Intangible amortization expense	350	111	—	461
Acquisition expenses	121	—	—	121
Total other operating expenses	40,819	111	23,158	64,088
Income (loss) from operations	68,870	5,665	(23,158)	51,377
Other income (expense):
Equity in earnings (losses) from investments in JV Properties	—	—	(1,068)	(1,068)
Equity in earnings (losses) from investments in Managed REITs	—	(957)	—	(957)
Other, net	(2,891)	—	(58)	(2,949)
Interest income	758	1,617	—	2,375
Interest expense	(52,826)	—	(123)	(52,949)
Loss on debt extinguishment	(471)	—	—	(471)
Income tax (expense) benefit	(862)	(210)	(21)	(1,093)
Net income (loss)	$12,578	$6,115	$(24,428)	$(5,735)

The following table summarizes our total assets by segment (in thousands):

Segments	September 30, 2025	December 31, 2024
Self Storage(1)	$2,206,364	$1,915,303
Managed REIT Platform(2)	118,034	63,700
Corporate and Other	66,881	63,064
Total assets(3)	$2,391,279	$2,042,067

(1) Included in the assets of the Self Storage segment as of September 30, 2025 and December 31, 2024 was approximately $52.2 million of goodwill. Additionally, as of September 30, 2025 and December 31, 2024, there were no accumulated impairment charges to goodwill within the Self Storage segment.

(2) Included in the assets of the Managed REIT Platform segment as of September 30, 2025 and December 31, 2024 was approximately $1.4 million of goodwill. Such goodwill is net of accumulated impairment charges in the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Managed REIT Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the quarter ended March 31, 2020.

(3) Other than our investments in and advances to Managed REITs and our investments in JV Properties, substantially all of our investments in real estate facilities and intangible assets as well as our capital expenditures for the nine months and year ended September 30, 2025 and December 31, 2024, respectively, were associated with our self storage platform. Please see Note 3 – Real Estate of the Notes to the Consolidated Financial Statements for additional detail.

As of September 30, 2025 and December 31, 2024, approximately $254 million, and $155 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three and nine months ended September 30, 2025, approximately $6.8 million, and $18.3 million, respectively, of our revenues in the self storage segment related to our operations in Canada. For the three and nine months ended September 30, 2024, approximately $5.8 million, and $16.9 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed REIT segment are based in the U.S. as well.

As of September 30, 2025 and December 31, 2024, approximately $34.9 million and $32.8 million, respectively, of our assets in the Corporate and Other segment in the table above relate to our JV Properties which operate in Canada. For the nine months ended September 30, 2025 and 2024, approximately $0.4 million and $1.1 million of losses, respectively, relate to these JV Properties' operations in Canada.

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

Our Chief Executive Officer, who is also the Chairman of our board of directors, holds ownership interests in and is an officer of SAM, and other affiliated entities. Our Chief Executive Officer also previously indirectly held an ownership interest in our former dealer manager. Previously, certain of our executive officers held ownership interests in and/or were officers of SAM, and other affiliated entities. Accordingly, any agreements or transactions we have entered into with such entities may present a conflict of interest. None of SAM and its affiliates or our directors or executive officers receive any compensation, fees or reimbursements from our Managed REITs, other than with respect to fees and reimbursements in accordance with the Administrative Services Agreement and the transfer agent agreement, or as otherwise described in this section.

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

September 30, 2025

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

Pursuant to the terms of the agreements described above, the following table summarizes such related party costs incurred and paid by us for the year ended December 31, 2024 and the nine months ended September 30, 2025, as well as any related amounts payable as of December 31, 2024 and September 30, 2025 (in thousands):

	Year Ended December 31, 2024			Nine Months Ended September 30, 2025
	Incurred	Settled	Payable	Incurred	Settled	Payable
Expensed
Transfer Agent fees	$661	$715	$21	$—	$9	$12
Other
Other	—	—	341	—	341	—
Total	$661	$715	$362	$—	$350	$12

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

In connection with the SST VI’s public offering, SST VI was required to reimburse the SST VI Advisor for all expenses incurred by SST VI Advisor and its affiliates in connection with SST VI’s public offering and its organization, but in no event were such amounts to exceed 15% of the gross offering proceeds raised by SST VI in the terminated or completed offering (including sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees). If the organization and offering expenses exceeded such limit, within 60 days after the end of the month in which the offering terminated or was completed, pursuant to the terms of the SST VI Advisory Agreement, the SST VI Advisor would have had to reimburse SST VI for any excess amounts. SST VI's public offering was closed as of June 30, 2025. In connection therewith, SST VI determined that the organization and offering expenses it incurred did not exceed the limit as described above.

On June 18, 2025, we and various affiliated entities, entered into a Separation and Settlement Agreement (the “Separation Agreement”) with Pacific Oak Holding Group, LLC (“POHG”) and its subsidiary Pacific Oak Capital Markets, LLC, the former dealer manager for SST VI, SSGT III and other affiliated programs (the “Former Dealer Manager”), resulting in (1) the repurchase of the 17.5% non-voting membership interest in the SST VI Advisor previously held by POHG, and (2) the termination of a contract whereby services were provided to our programs on our behalf, including the distribution relationship for SST VI, SSGT III and other affiliated programs. In connection with the Separation Agreement, we made a payment to POHG of $3,000,000, which represented full settlement and termination of the various agreements and relationships. Such amount included (i) $650,000 for the termination of the distribution support agreement between SRA and POHG, (ii) $1,850,000 for the repurchase of any and all interests that POHG had in the SST VI Advisor, and (iii) $500,000 for severance payments to be made to employees of the Former Dealer Manager. Accordingly, we now own 100% of the SST VI Advisor.

The $1,850,000 paid for the repurchase of membership interests in the SST VI Advisor was determined based on a pre-existing formula based on distributions over the prior year. This payment was treated as a repurchase of equity and no gain or loss was recognized. The difference between the $1,850,000 paid and the carrying value of the previously existing non-controlling interest was recorded to additional paid-in capital. The separate contract termination costs related to the distribution support agreement and the severance payments were immediately recorded in full to Managed REIT Platform expenses during the three months ended June 30, 2025. Excluding the amounts we paid for severance payments, the amounts otherwise paid were based on pre-existing terms included in the underlying agreements.

Subsequent to and as a result of the POHG termination, on June 12, 2025, we, through a subsidiary of our TRS, entered into a new retail distribution and other support arrangement with Orchard Securities, LLC (“Orchard”). Through this relationship, Orchard will distribute certain of our Managed REIT investment programs, including DST offerings and other Managed REIT offerings. We pay Orchard certain fees and expenses as part of the engagement. On September 30, 2025, SST VI commenced a private offering of up to $75.0 million in shares of its Series E Redeemable 8% Preferred Stock, (the “SST VI Preferred Offering”). Pursuant to a managing dealer agreement, Orchard will serve as the managing dealer for the SST VI Preferred Offering and, as part of its compensation under the managing dealer agreement, will be entitled to receive certain fees and expenses in connection with the SST VI Preferred Offering, some of which may be paid by one of our affiliates.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Pursuant to the SSGT III Advisory Agreement, the SSGT III Advisor will receive acquisition fees equal to 1.00% of the contract purchase price of each property SSGT III acquires plus reimbursement of acquisition expenses that SSGT III Advisor incurs, provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the Advisor receives the Acquisition Fee. The SSGT III Advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SSGT III’s aggregate asset value, as set forth in the underlying agreements. SSGT III is the sponsor of DSTs and also operates the related properties pursuant to a lease with the respective DST. For certain of such DSTs, upon the successful syndication of the DST offering we will receive an additional 0.60% of the acquisition price. The SSGT III Advisor is also entitled to receive a disposition fee equal to 1.5% of the contract sale price for any properties sold inclusive of any real estate commissions paid to third party real estate brokers.

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

As of September 30, 2025, SST X had sold approximately $2.0 million of its Class F-I Common Shares, but did not yet own any properties, and we had a receivable of approximately $1.4 million from SST X related to the costs described above. On October 29, 2025, we made an investment of $1.8 million in the operating partnership of SST X, and on October 30, 2025, we sold the Murfreesboro, Tennessee property to SST X for approximately $7.9 million. Please see Note 14 – Subsequent Events, for additional information.

Managed REIT Property Management Agreements

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Managed REIT Platform Revenues	2025	2024	2025	2024
Asset Management Fees:
SST VI	1,123	1,082	3,276	3,208
SSGT III	546	367	1,399	1,039
	1,669	1,449	4,675	4,247
Property Management Fees:
SST VI	507	436	1,459	1,244
SSGT III	371	150	971	407
JV Properties	230	248	749	703
	1,108	834	3,179	2,354
Tenant Protection Program Fees:
SST VI	365	317	1,034	883
SSGT III	320	106	798	281
JV Properties	112	100	322	270
	797	523	2,154	1,434
Acquisition Fees:
SST VI	—	—	—	34
SSGT III	325	103	2,088	162
	325	103	2,088	196
Other Managed REIT Fees(1)	215	232	673	695
Managed REIT Platform Fees	4,114	3,141	12,769	8,926
Sponsor funding reduction (2)	(273)	(218)	(779)	(598)
Total Managed REIT Platform Revenues	$3,841	$2,923	$11,990	$8,328

(1)
Such revenue primarily includes other property management related fees, construction management fees, development fees, and other miscellaneous revenues.
(2)
Pursuant to the Sponsor Funding Agreement, SmartStop funds certain costs of SST VI's share sales, and in return receives Series C Units in SST VI's OP. As of June 30, 2025, SST VI had closed its offering to new subscriptions. As such, we no longer had any funding obligation pursuant to the Sponsor Funding Agreement. The excess of the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

funding over the value of the Series C Units received was accounted for as a reduction of Managed REIT Platform revenues from SST VI over the remaining estimated term of the management contracts with SST VI.

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

As of September 30, 2025 and December 31, 2024 we had receivables due from the Managed REITs totaling approximately $19.4 million and $16.7 million, respectively. Such amounts are included in investments in and advances to the Managed REITs line-item in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three and nine months ended September 30, 2025 we recorded a loss related to our equity interest in SST VI OP of approximately $0.2 million and $0.3 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.3 million, respectively, excluding distributions received related to the Series D Preferred Units, defined below.

For the three and nine months ended September 30, 2024 we recorded a loss related to our equity interest in SST VI OP of approximately $0.2 million and $0.6 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.3 million, respectively.

On September 4, 2025, we, through one our subsidiaries entered into a preferred unit purchase agreement with SST VI OP (the "Series D Preferred Unit Purchase Agreement") for up to 1,400,000 Series D cumulative redeemable preferred units ("Series D Preferred Units"), in consideration for up to $35.0 million. Distributions on the Series D Preferred units of SST VI OP are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter. The Series D Preferred Unit Purchase Agreement provides that the purchase price for the Series D Preferred Units shall be equal to $25 per share. The Series D Preferred Units require an investment fee equal to 1.0% of the amount invested at any closing.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

On September 4, 2025, we made an initial investment of $5.0 million or 200,000 Series D Preferred Units at a purchase price of $25.00 per unit. During September 2025, we made additional purchases of 800,000 Series D Preferred Units for an additional $20.0 million.

SST VI used some of the funds received from our investment in the Series D Preferred Units to repay approximately $19.3 million in intercompany balances owed to SmartStop.

As of September 30, 2025, we had purchased an aggregate of 1.0 million Series D Preferred Units, and received approximately $0.3 million in investment fees from SST VI OP.

For the three and nine months ended September 30, 2025 we recorded income of approximately $0.1 million and $0.1 million, respectively, from our investment in the Series D Preferred Units.

As of September 30, 2025, we were potentially required until January 4, 2026, to purchase up to an additional $10.0 million in Series D Preferred Units, upon SST VI's request. On October 29, 2025 we purchased an additional $3.0 million in Series D Preferred Units.

Sponsor Funding Agreement

On November 1, 2023, SRA, a subsidiary of our Operating Partnership, entered into a Sponsor Funding Agreement with SST VI and SST VI OP, in connection with certain changes to the public offering of SST VI.

Pursuant to the Sponsor Funding Agreement, SRA, as sponsor of the SST VI offering, had agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares sold in the SST VI offering, (ii) the upfront 3% dealer manager fee for the Class Y shares sold in the SST VI offering, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares sold in the SST VI offering. SRA had also agreed to reimburse SST VI in cash to cover the dilution from certain one-time stock dividends which were issued by SST VI to existing stockholders in connection with the sponsor funding changes to the SST VI offering. On December 15, 2023, we paid SST VI approximately $6.6 million for the reimbursement of the aforementioned stock dividend.

In consideration for SRA providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, SST VI OP issued a number of Series C Units to SRA equal to the dollar amount of such funding divided by the then-current offering price for the Class Y shares and Class Z shares sold in the SST VI offering, which was initially $9.30 per share. Pursuant to the Sponsor Funding Agreement, SRA reimbursed SST VI monthly for the applicable front-end sales load it had agreed to fund, and SST VI OP issued the Series C Units on a monthly basis upon such reimbursement.

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

On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we owned were converted into Class A units of SST VI OP, and thereafter our future purchases were determined based on the current estimated net asset value at such time. Subsequent to SST VI declaring an estimated net asset value of $10.00 per share, the number of Series C Units SmartStop receives in exchange for funding the front-end sales load of the sale of SST VI's Class Y and Class Z shares was calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such Class Y and Z shares. The Sponsor Funding Agreement was terminated effective as of June 30, 2025.

As of June 30, 2025, SST VI closed the primary portion of its public offering. The Sponsor Funding Agreement was terminated immediately in connection with the closedown of SST VI’s primary offering. In accordance therewith, we have no further funding obligation in connection with the Sponsor Funding Agreement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Through September 30, 2025, we had incurred approximately $10.2 million in connection with the now terminated Sponsor Funding Agreement, representing approximately 1.1 million Series C Units issued by SST VI OP. During the nine months ended September 30, 2025 we incurred approximately $0.9 million.

Debt Investments

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended on December 8, 2023 to December 31, 2024 at the borrower's option and as such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan. On June 28, 2024, the SST VI Note was amended to expand the borrowing capacity up to $25.0 million and further extend the maturity date from December 31, 2024 to December 31, 2025. On July 29, 2024, SST VI borrowed an additional $8.0 million on the SST VI Note. On July 29, 2025, SST VI borrowed an additional $2.0 million on the SST VI Note.

The following table summarizes the carrying value of our investments in and advances to SST VI as of September 30, 2025 and December 31, 2024 (in thousands):

Receivables:	As of September 30, 2025	As of December 31, 2024
Receivables and advances due	$2,372	$13,929
Debt:
SST VI Note	25,000	23,000
Equity:
Series D Preferred Units(1)	24,750	—
SST VI OP Units and SST VI SLP	135	728
SST VI Series C Units	5,077	4,554
Total investments in and advances	$57,334	$42,211

(1) On October 29, 2025, we purchased an additional 120,000 Series D Preferred Units for $3.0 million.

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

For the three and nine months ended September 30, 2025 we recorded a loss related to our equity interest in SSGT III OP of approximately $0.2 million and $0.4 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.2 million, respectively.

For the three and nine months ended September 30, 2024 we recorded a loss related to our equity interest in SSGT III OP of approximately $0.1 million and $0.4 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.2 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Debt Investments

On July 31, 2024, our Operating Partnership provided a bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s acquisition of two self storage facilities. During the three months ended March 31, 2025, SSGT III and its subsidiaries had repaid all amounts outstanding on the SSGT III Bridge Loan, in accordance with the terms of the SSGT III Bridge Loan, no further draws were permitted.

On December 16, 2024, a subsidiary of SSGT III entered into a promissory note with our Operating Partnership for a $7.0 million loan (the “SSGT III Promissory Note”), the entire principal amount of the loan was disbursed to SSGT III on such date. Pursuant to this note, interest on the SSGT III Promissory Note accrued at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Promissory Note were interest only, and it had an initial maturity date of March 17, 2025. The SSGT III Promissory Note required a commitment fee equal to 0.50% of the amount drawn at closing of the SSGT III Promissory Note. During the three months ended March 31, 2025, SSGT III and it subsidiaries had repaid all amounts outstanding on the SSGT III Promissory Note, including accrued interest.

On June 3, 2025, a subsidiary of SSGT III entered into a promissory note with our Operating Partnership for a loan of up to $25.0 million (the “SSGT III Promissory Note II”). On June 5, 2025, $4.0 million was initially drawn on the loan and disbursed to SSGT III. Interest on the SSGT III Promissory Note II accrues at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Promissory Note II are interest only until maturity. This note has an initial maturity date of December 31, 2025, with two optional extensions, each for 6 months, subject to certain conditions. The SSGT III Promissory Note II requires a commitment fee equal to 0.50% of the amount drawn at such time. Since the initial draw, SSGT III made a series of additional draws, whereby as of September 30, 2025, there was $21.0 million outstanding on the SSGT III Promissory Note II.

On June 24, 2025, our Operating Partnership fully funded a secured term loan pursuant to a promissory note entered into by a subsidiary of SSGT III for a $25.0 million loan (the “SSGT III Secured Note”). Interest on the SSGT III Secured Note accrues at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Secured Note are interest only until maturity. This note has an initial maturity date of December 31, 2025, with two optional extensions, each for 6 months, subject to certain conditions. The SSGT III Secured Note requires a commitment fee equal to 0.50% of the amount drawn at such time. In September 2025, SSGT III paid down $12.0 million on the SSGT III Secured Note, such that as of September 30, 2025, there was $13.0 million outstanding on the SSGT III Secured Note.

The following table summarizes the carrying value of our investments in and advances to SSGT III as of September 30, 2025 and December 31, 2024 (in thousands):

Receivables:	As of September 30, 2025	As of December 31, 2024
Receivables and advances due	$15,623	$2,769
Debt:
SSGT III Secured Note	13,000	—
SSGT III Promissory Note II	21,000	—
SSGT III Bridge Loan	—	2,919
SSGT III Promissory Note	—	7,000
Equity:
SSGT III OP Units and SSGT III SLP	2,246	2,823
Total investments in and advances	$51,869	$15,511

Investments in and advances to SST X OP

Equity Investments

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

SmartStop Storage Advisors, LLC (“SSA”), a subsidiary of SmartStop OP, made two contributions of $1,000 to SST X OP, in exchange for common units of limited partnership interest in SST X OP, one on January 14, 2025 in connection with the formation of SST X OP and the other on June 27, 2025 in connection with the entry into the advisory agreement and the first amended and restated limited partnership agreement of SST X OP, in which SSA was granted a special limited partnership interest in SST X OP. Similarly, the SST X Advisor made a $1,000 investment in common shares on January 28, 2025 in connection with the formation of SST X. On October 29, 2025, we made an investment of $1.8 million in series A cumulative redeemable preferred units of SST X OP ("Series A Preferred Units"). Please see Note 14 – Subsequent Events, for additional information.

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

For the three and nine months ended September 30, 2025, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.1 million and $0.5 million, respectively.

For the three and nine months ended September 30, 2024, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.3 million and $0.6 million, respectively.

We recorded reimbursements from SAM of approximately $0.1 million and $0.4 million, during the three and nine months ended September 30, 2025, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

We recorded reimbursements from SAM of approximately $0.1 million and $0.2 million, during the three and nine months ended September 30, 2024, respectively, related to services provided to SAM, which were included in Managed REIT Platform revenue in our consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, a receivable of approximately $0.4 million and $12,000, was due from SAM, respectively, related to the Administrative Services Agreement.

Please see Note 4 – Investments in Unconsolidated Real Estate Ventures for additional information regarding other equity method investees deemed to be a related party, given they are accounted for as equity method investments.

Note 11. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through September 30, 2025, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Prior to April 1, 2025, the day we executed our underwriting agreement and sold 27,000,000 shares of common stock pursuant to our Underwritten Public Offering, the fair value of our restricted stock was determined on the grant date based on an estimated value per share. The estimated fair value of our restricted stock was determined with the assistance of third party valuation specialists primarily based on an income approach to value our properties as well as the Managed REIT Platform, less the estimated fair value of our debt and other liabilities. The key assumptions previously used in estimating the fair value

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

of our restricted stock were projected annual net operating income, projected growth rates, discount rates, capitalization rates and an illiquidity discount, if applicable. The fair value of LTIP Units are further adjusted as compared to the determined restricted stock value by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For performance based awards, a fair value is determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement as of the end of the respective period.

Time Based Awards

We have granted various time based awards, which generally vest ratably over either six months, one, three, or four years commencing in the year of grant, subject to the recipient’s continued employment or service through the applicable vesting date. All grants of time based restricted stock have limitations on transferability during the vesting period, and the grantee does not have the ability to vote any unvested shares. Transfers of the unvested portion of restricted stock are restricted.

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

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	21,329	$53.77	95,071	$50.75
Granted	11,476	57.18	78,991	54.12
Vested	(11,830)	51.15	(65,624)	50.11
Forfeited	(1,313)	57.12	(3,954)	51.45
Unvested at December 31, 2024	19,662	57.12	104,484	53.68
Granted	350,368	30.18	365,195	33.83
Vested (1)	(10,672)	57.05	(16,841)	36.82
Forfeited	(16,015)	30.89	—	—
Unvested at September 30, 2025	343,343	$30.85	452,838	$38.29

(1) Such amount included 12,412 LTIP units related to the accelerated vesting of a former member of the board of directors upon their retirement, effective June 30, 2025.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Recipients of performance based restricted stock accrue distributions during the performance period, and such distributions will only be payable on the date that any such shares of restricted stock vest, based upon the performance level attained. Recipients of performance based LTIP Units are issued LTIP Units at 200% of the targeted award and are entitled to receive distributions and allocations of profits and losses with respect to the performance based LTIP Units as of the effective date of each award in an amount equal to 10% of the distributions available to such LTIP Units, until the Distribution Participation Date (as defined in the Operating Partnership Agreement). The remaining 90% of distributions will accrue and will be payable on the Distribution Participation Date based upon the performance level attained and number of performance based LTIP Units that vest. Following the Distribution Participation Date, recipients will be entitled to receive the full amount of distributions with respect to the vested performance-based LTIP Units, such amount being equivalent to distributions declared and paid on our Common Shares.

The following table summarizes our activity related to our performance based awards:

	LTIP Units
Performance Based Award Grants	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	133,254	$48.64
Granted	67,524	54.20
Vested	(37,097)	37.20
Forfeited	(4,040)	53.45
Unvested at December 31, 2024	159,641	53.53
Granted	68,634	52.12
Vested (1)	(13,633)	52.72
Forfeited	(13,633)	52.72
Unvested at September 30, 2025	201,009	$53.16

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

As of September 30, 2025, 1,437,933 shares of stock were available for issuance under the Plan.

We recorded approximately $3.8 million and $9.0 million, respectively, of equity based compensation expense in general and administrative expense during the three months and nine months ended September 30, 2025, compared to approximately $1.3 million and $3.7 million, respectively, during the three and nine months ended September 30, 2024.

We recorded approximately $1.6 million and $3.3 million of equity based compensation expense in property operating expenses, within our consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, compared to approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2024, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

We recorded approximately $0.9 million and $1.9 million of equity based compensation expense in Managed REIT Platform expenses, within our consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, compared to none during the three and nine months ended September 30, 2024.

As of September 30, 2025, there was approximately $19.7 million of total unrecognized compensation expense related to non-vested equity awards, with such cost expected to be recognized over a weighted-average period of approximately 3.1 years.

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

In April 2025, in connection with the Underwritten Public Offering, an aggregate of approximately 287,080 time-based LTIP Units and 344,894 time-based shares of restricted stock were issued to approximately 320 employees and directors (the "IPO Grant"). As prescribed in the IPO Grant in April 2025, approximately 287,080 of these LTIP Units, and approximately 119,829 of these restricted shares were scheduled to vest ratably over four years, respectively, with the first tranche vesting on April 1, 2026. Approximately 225,065 of the total shares issued were scheduled to vest after six months, on October 1, 2025. All such grants vest subject to the recipient’s continued employment through the applicable vesting date.

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

September 30, 2025

(Unaudited)

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

Operating Partnership Redemption Rights

Generally, the limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may redeem their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year.

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

As of September 30, 2025, pursuant to various contractual relationships, we were required to make other non-cancellable payments in the amounts of approximately $3.5 million, $3.7 million, and $3.9 million during the years ending December 31, 2025, 2026, and 2027, respectively.

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

Note 13. Declaration of Distributions

On August 28, 2025, our board of directors approved a distribution amount for the month of September 2025 such that all holders of our outstanding common stock for the month of September, inclusive of our Class A, Class T and unclassified shares of Common Stock, received a distribution equal to $0.1315 per share. The September 2025 distribution payable to each stockholder of record at the end of September was paid on October 15, 2025.

On September 26, 2025, our board of directors approved a distribution amount for the month of October 2025 such that all holders of our outstanding common stock for the month of October will receive a distribution equal to $0.1359 per share. The October 2025 distribution payable to each stockholder of record at the end of October will be paid on or about November 14, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note 14. Subsequent Events

Argus Transaction

On October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”) we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party property management company that (as of September 30, 2025) managed more than 225 operating properties across 27 states consisting of more than approximately 100,000 units and approximately 16.6 million rentable square feet. After the acquisition of Argus, we own or manage over 460 self-storage properties in North America. Under the terms of the Contribution Agreement, total upfront consideration provided in the transaction was approximately $21.1 million, composed of $8.5 million in cash, funded in part by a $5.0 million deposit made and outstanding as of September 30, 2025, and 328,343 units of limited partnership interests (“OP Units”) in our Operating Partnership. In addition, the Contribution Agreement includes a potential earnout of up to an additional $11.0 million based on revenues generated during fiscal year 2028, with 75% payable in cash and 25% being payable in OP Units. Our board of directors unanimously approved the transaction.

Through the Contribution Agreement we assumed various nominal amounts of current assets and liabilities, which are subject to a working capital adjustment to the consideration otherwise provided. The principal assets acquired were property management contracts, covering the management of more than approximately 225 properties and 400 employees, an operating lease for their corporate headquarters in Tucson, Arizona, other intellectual property and personal property. The Contribution Agreement contains customary representations, warranties, covenants, agreements, and indemnification obligations with respect to the sellers of Argus and us.

SST X Transactions

Subsequent to September 30, 2025, in late October, the nominating and corporate governance committee of our board approved: (i) an investment of $1.8 million in the operating partnership of SST X, and (ii) the sale of our Murfreesboro, Tennessee property to SST X for approximately $7.9 million, which was equal to the purchase price we paid for the property earlier this year, plus an additional amount to cover certain post-closing adjustments and capital improvements we made on the property since acquisition. These transactions were also approved by the nominating and corporate governance committee and the board of SST X, including its independent trustees.

On October 29, 2025, we, through one our subsidiaries, entered into a preferred unit purchase agreement with SST X OP (the "Series A Preferred Unit Purchase Agreement") for 72,000 Series A Preferred Units, in consideration for the $1.8 million investment described above. Distributions on the Series A Preferred Units are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter. The Series A Preferred Unit Purchase Agreement provides that the purchase price for the Series A Preferred Units shall be equal to $25 per share. Pursuant to the agreement we are due an investment fee equal to 1.0% of the amount invested by us.

RBC JV Term Loan III

On October 31, 2025, ten of our joint ventures with SmartCentres closed on a $160 million CAD term loan (the “RBC JV Term Loan III”) with RBC pursuant to which ten of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers III”). The RBC JV Term Loan III is secured by first mortgages on ten of the Canadian JV Properties, most of which were previously encumbered by either the RBC JV Term Loan, the RBC JV Term Loan II or the SmartCentres Financings. The RBC JV Term Loan III matures on November 1, 2030, which may be extended by one additional year, subject to certain terms. Interest on the RBC JV Term Loan III is fixed at an annual rate of 3.87%, and monthly payments include interest and principal, amortized on a 30 year basis until maturity. Proceeds from the RBC JV Term Loan III were used by the Joint Ventures to fully pay down the outstanding principal and accrued interest on the RBC JV Term Loan, the RBC JV Term Loan II, and the SmartCentres Financing. We serve as a recourse guarantor with respect to $80 million CAD of the obligations under the RBC JV Term Loan III.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Winter Garden Acquisition

On November 4, 2025, we purchased a self storage facility located in the Orlando Florida MSA (the "Winter Garden Property"). The purchase price for the Winter Garden Property was approximately $15.3 million, plus closing costs. This acquisition was funded with proceeds drawn from the Credit Facility.

New York Preferred Investment

On October 31, 2025, we, through our TRS, invested approximately $4.8 million in an unaffiliated entity to facilitate its purchase of five self storage properties and one retail property in the state of New York (the “NY Preferred Investment”). Our investment was structured as preferred equity, carrying a 10.0% dividend. We will receive a 1.0% investment fee for all amounts invested, and a redemption fee of 1.0% for any amounts redeemed, unless redeemed within the first 90 days following the closing. We hold customary preferred equity rights and protections, and we have the right to call the NY Preferred Investment amounts after five years. The investment was utilized to purchase five self storage properties, all of which have us serving as Property Manager.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. As of September 30, 2025, based on the Inside Self Storage Top-Operators List ranking for 2025, and before accounting for the October 1, 2025 acquisition of Argus, we were the 10th largest owner and operator of self storage properties in the United States based on number of properties, units, and rentable square footage. As of September 30, 2025, our wholly-owned portfolio consisted of 177 operating self storage properties diversified across 20 states, the District of Columbia, and Canada comprising approximately 121,800 units and 13.9 million net rentable square feet. Additionally, we owned a 50% equity interest in 12 unconsolidated real estate ventures located in Canada, which included ten operating self storage properties, one property which is being developed into a self storage property, and another parcel of land which we intend to develop. Further, through our Managed REIT Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT launched in January 2025, ("SST X" and together with SST VI and SSGT III, the “Managed REITs”), additionally, we manage one other self storage property for an affiliated entity, which pays us fees, as applicable, to manage such property. Inclusive of this aforementioned property, the Managed REIT's, and the properties owned by Delaware statutory trusts ("DSTs") sponsored and operated pursuant to a lease with the DSTs by one of the Managed REITs, in total, as of September 30, 2025, we managed 49 operating self storage properties which we did not directly own.

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured and unsecured debt financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada both internally and through our Managed REITs and prospectively through our acquisition of Argus, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire undermanaged facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

On October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”), we acquired Argus Professional Storage Management, LLC (“Argus”). The principal assets acquired were property management contracts, covering the management of more than 225 properties and 400 employees (as of September 30, 2025), and an operating lease for their corporate headquarters in Tucson, Arizona and other intellectual and personal property.

Additionally, we plan to continue to expand our third-party management platform in both Canada and the United States, by scaling our Argus third-party management platform or through additional investments in or acquisitions of third-party management firms.

We have provided financing to the Managed REITs in the form of mezzanine loans, bridge loans, promissory notes, and preferred equity as applicable. We intend to continue in this practice going forward, if necessary. We may look to further expand our lending practice to self storage facilities outside of the Managed REITs, potentially to third party managed properties or joint venture properties. We may enter into joint ventures or other forms of co-investments in order to scale our overall property count and diversify our portfolio of properties. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price, but for which we would target being the property manager, both in the U.S. and Canada.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Our in-house call center allows us to centralize our sales efforts as we capture new business over the phone, email, web-based chat, and text mediums. As we have grown our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. We also utilize our digital marketing breadth and expertise which allows us to acquire customers efficiently by leveraging our portfolio size and technological expertise. To the extent we acquire facilities in clusters within geographic regions, we generally see property management efficiencies resulting in reduction of personnel and other administrative costs.

As discussed herein, we, through our subsidiaries, currently serve as the sponsor of SST VI, SSGT III, and SST X. We operate the properties owned by the Managed REITs, the properties owned by the ("DSTs") sponsored and operated pursuant to a lease with the DSTs by one of the Managed REITs, which together with one other self storage property we manage consist of, as of September 30, 2025, 49 operating properties and approximately 40,000 units and approximately 4.4 million rentable square feet. In addition, we have the internal capability to originate, structure and manage additional self storage investment programs (the “Managed REIT Platform”) which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden.

As of September 30, 2025, our wholly-owned operating self storage portfolio was composed as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alabama	1	1,090	163,300	1.2%	90.1%	0.6%
Arizona	4	3,130	329,100	2.4%	93.1%	2.3%
California	32	21,955	2,321,300	16.7%	92.9%	21.1%
Colorado	11	6,475	750,450	5.4%	90.2%	4.5%
Florida	27	20,920	2,454,450	17.7%	92.6%	20.6%
Illinois	6	3,785	432,450	3.1%	92.2%	2.8%
Indiana	2	1,030	112,700	0.8%	93.0%	0.6%
Massachusetts	2	1,045	111,800	0.9%	91.1%	1.9%
Maryland	2	1,610	169,500	1.2%	92.2%	1.3%
Michigan	4	2,220	266,100	1.9%	93.5%	1.6%
New Jersey	5	5,395	488,300	3.5%	78.5%	3.4%
Nevada	9	7,160	865,000	6.2%	93.1%	5.8%
North Carolina	18	8,670	1,138,850	8.1%	92.8%	7.3%
Ohio	5	2,830	320,050	2.3%	87.9%	1.4%
South Carolina	4	2,890	355,800	2.6%	91.7%	1.9%
Tennessee	1	470	62,100	0.5%	83.3%	0.2%
Texas	17	10,830	1,388,050	10.0%	90.7%	7.9%
Virginia	1	830	71,100	0.5%	84.0%	0.8%
Washington	5	3,430	390,550	2.8%	92.8%	3.1%
Wisconsin	1	780	83,400	0.6%	92.7%	0.4%
District of Columbia	1	830	72,000	0.6%	93.5%	0.6%
Alberta, Canada	5	3,050	357,925	2.6%	72.8%	0.3%
British Columbia, Canada	1	800	74,000	0.5%	92.8%	0.4%
Ontario, Canada	13	10,610	1,110,700	7.9%	91.9%	9.3%
Total	177	121,835	13,888,975	100%	91.1%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,600 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,100,000 square feet).

(3)
Represents the occupied square feet of all facilities in a state or province divided by total rentable square feet of all the facilities in such state or area as of September 30, 2025.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the nine months ended September 30, 2025.

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

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual tests we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative impairment test of goodwill to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges to goodwill were recognized during the nine months ended September 30, 2025 and 2024.

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

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. We are currently evaluating the provisions of OBBBA, but do not expect it to have a material impact on our Consolidated Financial Statements.

Industry Outlook, Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units. These demand drivers function in a multitude of economic environments, both cyclically and counter-cyclically.

The broader economy in the U.S. has been experiencing elevated levels of inflation, higher interest rates (including higher mortgage rates), tightening monetary and fiscal policies and a slowdown in home sales and population mobility. These dynamics resulted in a reduction in pricing power for self storage operators, leading to a deceleration in revenue growth in 2023 and once again in 2024. Without a near term change in monetary policy and subsequent reduction in mortgage rates, we expect self storage demand to remain reduced relative to COVID-19 era demand and more comparable to historical averages. While the broader interest rate and inflationary environment has moderated since the beginning of 2024, broader demand for self storage has not returned to pre-COVID-19 era levels thus far in 2025. Continued improvements in such factors could lead to increasing levels of population mobility, specifically amongst single family home buyers and sellers, which could increase demand for self storage. Based on these dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles.

From a supply perspective, the top 50 MSA’s in the United States saw a historically elevated amount of new self storage supply come online from 2018 to 2023, both on an absolute and relative basis. This new supply outpaced population growth in the same markets by nearly five times during that period. We believe the broader shift of people working from home related to the COVID-19 pandemic, elevated migration patterns and strength in the housing market helped drive revenue growth as a result of elevated self storage demand and absorb this supply. These demand drivers produced a 36-month period in which self storage industry fundamentals were very strong relative to historical operating levels, including all-time high occupancy and revenue growth. However, as COVID-related demand waned in 2023, many of the tenants that rented due to the COVID-19 pandemic vacated. We expect the new supply delivered in the recent past to continue to be absorbed and we expect only moderate growth in new supply through 2026.

We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. Although property taxes were moderated through assessment challenges over the past two years, we expect elevated property tax increases in our sector in the coming years. Other property operating expenses have experienced elevated pressures as well in the past few years, namely property insurance and payroll, primarily due to inflation and natural disasters. As a result, we have experienced a year-over-year decrease in gross margins for the quarter ended September 30, 2025. We expect same-store expense growth resulting from increases in employee costs, property insurance and property taxes in 2025, to be partially offset by operating efficiencies gained from leveraging our technology and solar initiatives.

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

As of September 30, 2025 and 2024, we wholly-owned 177 and 157 operating self storage facilities, respectively.

Our operating results for the three months ended September 30, 2025 included full quarter results for 171 self storage facilities, and partial period results for six self storage facilities. Our operating results for the three months ended September 30, 2024 included full quarter results for 156 self storage facilities, and partial period results for one self storage facility.

Our operating results for the nine months ended September 30, 2025 included full period results for 161 self storage facilities, and partial period results for 16 self storage facilities. Our operating results for the nine months ended September 30, 2024 included full period results for 154 self storage facilities, and partial period results for three self storage facility.

Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we may acquire in the future.

In addition to the above noted substantial acquisition activity, we also completed our Underwritten Public Offering, generating net proceeds of approximately $875.6 million. We utilized such proceeds to fund certain acquisitions, fully redeem $200 million of Series A Convertible Preferred Stock, and pay off approximately $647.1 million in previously outstanding debt. In connection with the foregoing, we also issued the IPO Grant. Furthermore, on June 16, 2025, we issued $500 million CAD indebtedness in our 2028 Canadian Notes offering, which have a fixed interest rate of approximately 3.91% and paid down approximately $255.4 million of debt and a related interest rate swap, which at the time of the paydown had a weighted average interest rate of approximately 5.9%. Additionally, on September 24, 2025, we issued $200 million of CAD denominated debt through our 2030 Canadian Notes. Such proceeds were used to pay down our Credit Facility, reducing our interest costs. Such transactions have had a significant impact on our operating results for the three and nine months ended September 30, 2025, and will further impact our operating results in the future.

Comparison of the three months ended September 30, 2025 and 2024

Total Self Storage Revenues

Total self storage related revenues for the three months ended September 30, 2025 and 2024 were approximately $64.6 million and $55.4 million, respectively. The increase in total self storage revenues of approximately $9.2 million, or approximately 17%, is primarily attributable to an increase in non same-store revenues of approximately $7.6 million, largely as a result of 21 property acquisitions after September 30, 2024, the operating results of which were not included during the three months ended September 30, 2024. Additionally, our same-store revenues were up approximately $1.3 million, or approximately 2.5%.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect our non same-store revenues to grow, given certain of these properties were not owned for the full period.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the three months ended September 30, 2025 and 2024 were approximately $3.8 million and $2.9 million, respectively. The increase in Managed REIT Platform revenues of approximately $0.9 million is attributable to increased recurring revenues derived from the Managed REITs, generally commensurate with their growth, as compared to the same period in the prior year.

We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as additional reductions recorded to such revenue in connection with the Sponsor Funding Agreement.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2025 and 2024 were approximately $2.0 million and $1.9 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2025 and 2024 were approximately $23.5 million (or 36% of self storage revenue) and $18.2 million (or 33% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $5.2 million is largely attributable to increased property operating expenses of approximately $3.0 million related to our non same-store properties and an additional $1.9 million of stock based compensation and related costs due to the IPO Grant to store level employees, and to a lesser extent increased, property taxes, payroll costs, and repairs and maintenance expenses at our same-store properties. Generally, we expect the IPO Grant expense included in property operating expenses to significantly decrease after October 1, 2025 when the majority of such awards became fully vested. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the three months ended September 30, 2025 and 2024 were approximately $2.1 million and $1.1 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform. Included in the three months ended September 30, 2025 was approximately $1.1 million of stock compensation and related costs associated with our IPO Grant related to the management of the Managed REITs. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the three months ended September 30, 2025 and 2024 were approximately $2.0 million and $1.9 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 and 2024 were approximately $10.4 million and $7.2 million, respectively. Such expenses consist primarily of compensation related costs, equity based compensation, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs.

The increase in general and administrative expenses as compared to the prior period was primarily attributable to increased stock compensation related costs, which was approximately $2.5 million more compared to the prior year period, inclusive of approximately $1.5 million related to the IPO Grant. The change was to a lesser extent also attributable to increased compensation costs and professional expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2025 and 2024 were approximately $19.2 million and $14.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense primarily consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions. The increase in depreciation and amortization expense is primarily attributable to the depreciation and intangible amortization expense related to 21 properties which were acquired after September 30, 2024.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2025 and 2024 were approximately $0.5 million and less than $0.1 million, respectively. These acquisition expenses were recognized in accordance with our capitalization policy, and such costs increased over the prior period given our increase in acquisition volume in the current period.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the three months ended September 30, 2025 and 2024 were less than $0.1 million and approximately $0.4 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended September 30, 2025 and 2024 were approximately $0.2 million and $0.2 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the three months ended September 30, 2025 and 2024 was approximately $4.7 million of income and $2.0 million of expense, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. The favorable variance is primarily attributable to foreign currency changes associated with our Canadian Dollar denominated debt.

Interest Income

Interest Income for the three months ended September 30, 2025 and 2024 was approximately $1.5 million and $1.0 million, respectively. Interest income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. The favorable variance is related to increased lending to the Managed REITs. We expect interest income from the Managed REITs to fluctuate commensurate with their level of borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the three months ended September 30, 2025 and 2024 was approximately $12.5 million and $19.1 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and the impact of any interest rate derivatives designated for hedge accounting. The decrease of approximately $6.6 million as compared to the same period in the prior year is primarily attributable to decreased borrowings, primarily as a result of Underwritten Public Offering proceeds used to reduce our overall borrowings, as well as a lower average effective interest rate. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Income Tax Expense

Income tax expense for the three months ended September 30, 2025 and 2024 was approximately $0.6 million and $0.4 million of expense, respectively. Income tax expense consists primarily of state, federal, and Canadian income tax. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - three months ended September 30, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024, excluding four other properties) for the three months ended September 30, 2025 and 2024. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, development activity, properties impacted by casualty events, lease up properties or similar other such factors (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenue (1)	$52,623	$51,342	2.5%	$9,476	$1,861	N/M	$62,099	$53,203	16.7%
Property operating expenses (2)	17,470	16,715	4.5%	3,881	924	N/M	21,351	17,639	21.0%
Net operating income	$35,153	$34,627	1.5%	$5,595	$937	N/M	$40,748	$35,564	14.6%
Number of facilities	149	149		28	8		177	157
Rentable square feet (3)	11,563,400	11,526,700		2,325,575	707,100		13,888,975	12,233,800
Average physical occupancy (4)	92.6%	92.2%	0.4%	87.7%	N/M	N/M	91.8%	91.8%	00.0%
Annualized rent per occupied square foot (5)	$20.35	$20.21	0.7%	$22.10	N/M	N/M	$20.61	$20.04	2.8%

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
(3)
Of the total rentable square feet, parking represented approximately 1,100,000 square feet as of September 30, 2025 and approximately 1,040,000 square feet as of September 30, 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 977,000 square feet. Amount not in thousands.
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
(5)
Determined by dividing the aggregate rental income, net of discounts and concessions and excluding late and administrative fees for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. In the event a property is disposed of, or becomes completely inoperable during the period, such property is excluded from the respective calculation in the first full month of non-operation. We have excluded the rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot. Amount not in thousands.

Our same-store revenue increased by approximately $1.3 million, or approximately 2.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to an approximately 0.4% increase in average occupancy, an approximately 0.7% increase in annualized rent per occupied square foot, and an increase in administrative and late fees. Property operating expenses increased by approximately 4.5%, primarily attributable to increased property taxes and payroll costs.

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

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Net loss	$5,548	$(3,392)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(2,494)	(2,175)
Tenant Protection Program related expense	261	610
IPO Grant (2)	1,879	—
Managed REIT Platform revenues	(3,841)	(2,923)
Managed REIT Platform expenses	2,074	1,053
General and administrative	10,435	7,210
Depreciation	16,274	13,836
Intangible amortization expense	2,904	215
Acquisition expenses	480	38
Interest expense	12,521	19,102
Interest income	(1,536)	(1,023)
Other, net	(4,667)	1,981
Earnings from our equity method investments in the JV Properties	47	380
Earnings from our equity method investments in Managed REITs	248	248
Income tax expense	615	404
Total net operating income	$40,748	$35,564

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $2.1 million and $2.0 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended September 30, 2025 and 2024, respectively, with the remaining approximately $0.4 million and $0.1 million earned at non same-store facilities during the three months ended September 30, 2025 and 2024, respectively.

(2) Stock compensation and related expense herein only includes such expense related to the Underwritten Public Offering (the "IPO Grant") that is included in property operating expense.

Comparison of the nine months ended September 30, 2025 and 2024

Total Self Storage Revenues

Total self storage related revenues for the nine months ended September 30, 2025 and 2024 were approximately $184.7 million and $163.0 million, respectively. The increase in total self storage revenues of approximately $21.6 million, or approximately 13%, is primarily attributable to an increase in non same-store revenues of approximately $17.5 million, largely as a result of 21 property acquisitions after September 30, 2024, the operating results of which were not included during the nine months ended September 30, 2024. Additionally, our same-store revenues were up approximately $3.1 million, or approximately 2.0%.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect our non same-store revenues to grow, given certain of these properties were not owned for the full period.

Managed REIT Platform Revenues

Managed REIT Platform revenues for the nine months ended September 30, 2025 and 2024 were approximately $12.0 million and $8.3 million, respectively. The increase in Managed REIT Platform revenues of approximately $3.7 million is primarily attributable to increased acquisition fees of approximately $1.9 million and an increase in the other recurring revenues derived from the Managed REIT's, generally commensurate with their growth, as compared to the same period in the prior year.

We expect Managed REIT Platform Revenue to fluctuate commensurate with our Managed REITs' increase in operations and assets under management, as well as additional reductions recorded to such revenue in connection with the Sponsor Funding Agreement.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2025 and 2024 were approximately $6.0 million and $5.0 million, respectively. Such revenues consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from Managed REITs to increase in future periods as a result of additional acquisitions by our Managed REITs. We further expect reimbursable costs from Managed REITs to generally fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2025 and 2024 were approximately $65.6 million (or 36% of self storage revenue) and $53.3 million (or 33% of self storage revenue), respectively. Property operating expenses include the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $12.3 million is largely attributable to increased property operating expenses of approximately $6.8 million related to our non same-store properties and an additional $3.6 million of stock based compensation and related costs due to the IPO Grant to store level employees, and to a lesser extent increased property insurance costs, property taxes, payroll costs, and repairs and maintenance expenses at our same-store properties. Generally, we expect the IPO Grant expense included in property operating expenses to significantly decrease after October 1, 2025 when the majority of such awards became fully vested. We expect property operating expenses to fluctuate commensurate with inflationary pressures and any future acquisitions.

Managed REIT Platform Expenses

Managed REIT Platform expenses for the nine months ended September 30, 2025 and 2024 were approximately $6.6 million and $2.6 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed REIT Platform. Included in the nine months ended September 30, 2025 was approximately $1.2 million of contract termination costs related to the termination of the Former Dealer Manager for our Managed REIT's and approximately $2.0 million of stock compensation and related costs associated with our IPO Grant related to the management of the Managed REIT's. We expect Managed REIT Platform expenses to fluctuate in future periods commensurate with our level of activity related to the Managed REITs.

Reimbursable Costs from Managed REITs

Reimbursable costs from Managed REITs for the nine months ended September 30, 2025 and 2024 were approximately $6.0 million and $5.0 million, respectively. Such expenses consist of costs incurred by us as we provide property management and advisory services to the Managed REITs, which are reimbursed by the Managed REITs, pursuant to our related contracts with the Managed REITs. The increase in reimbursable costs from Managed REITs is primarily related to the growth in the Managed REITs' assets under management. We expect reimbursable costs from the Managed REITs to fluctuate commensurate with our Managed REITs' increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 and 2024 were approximately $30.0 million and $22.4 million, respectively. Such expenses consist primarily of compensation related costs, equity based compensation, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs.

During the nine months ended September 30, 2025, we incurred approximately $0.9 million related to our Underwritten Public Offering which was included in general and administrative expenses and were not capitalized as such costs were not directly attributable thereto, and were therefore included in general and administrative expense. Additionally, the 2025 costs also included approximately $0.6 million of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock. Certain of the general and administrative expenses incurred during the nine months ended September 30, 2024 relate to our filing of a registration statement on Form S-11 and our pursuit of a potential offering of our common stock, such amounts were expensed given the delay in our offering until 2025.

The increase in general and administrative expenses as compared to the prior period was primarily attributable to increased stock and related compensation costs, which was approximately $5.3 million more compared to the prior period, inclusive of approximately $3.1 million related to the IPO Grant. The change was to a lesser extent also attributable to increased compensation costs and professional expenses. We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2025 and 2024 were approximately $53.2 million and $41.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense primarily consists of the amortization of our in place lease intangible assets resulting from our self storage acquisitions. The increase in depreciation and amortization expense is primarily attributable to the depreciation and intangible amortization expense related to 21 properties which were acquired after September 30, 2024.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2025 and 2024 were approximately $1.0 million and $0.1 million, respectively. These acquisition expenses were recognized in accordance with our capitalization policy, and such costs increased over the prior period given our increase in acquisition volume in the current period.

Equity in earnings (losses) from investments in JV Properties

Losses from our equity method investments in the JV Properties for the nine months ended September 30, 2025 and 2024 were approximately $0.4 million and $1.1 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in earnings (losses) from investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the nine months ended September 30, 2025 and 2024 were approximately $0.6 million and $1.0 million, respectively. Losses from our equity method investments in the Managed REITs consists primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the nine months ended September 30, 2025 and 2024 was approximately $3.7 million of income and $2.9 million of expense, respectively. Other, net consists primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. The favorable variance is primarily attributable to foreign currency changes associated with our Canadian Dollar denominated debt. Additionally, included in the current period was the termination of certain of our SOFR interest rate caps and the interest rate swap related to our 2027 NBC Loan, which was paid off in June 2025.

Interest Income

Interest Income for the nine months ended September 30, 2025 and 2024 was approximately $3.0 million and $2.4 million, respectively. Interest income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. The favorable variance is related to increased lending to the Managed REITs. We expect interest income from the Managed REITs to fluctuate commensurate with their level of borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the nine months ended September 30, 2025 and 2024 was approximately $46.6 million and $52.9 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and the impact of any interest rate derivatives designated for hedge accounting. Such decrease of approximately $6.4 million as compared to the same period in the prior year was primarily due to decreased borrowings as a result of certain of our Underwritten Public Offering proceeds being used to reduce our overall borrowings, as well as a lower average effective interest rate. We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the nine months ended September 30, 2025 and 2024 was approximately $2.5 million, and $0.5 million, respectively. Loss on debt extinguishment for the nine months ended September 30, 2025 was primarily related to debt issuance costs written off in connection with a reduction in the total commitment on our Credit Facility from $700 million to $600 million, the pay-off of the 2027 NBC loan, the full repayment of the 2025 KeyBank Acquisition Facility, and the defeasance of our KeyBank Florida CMBS Loan, which were all completed during the nine months ended September 30, 2025.

Loss on debt extinguishment for the nine months ended September 30, 2024 was related to unamortized debt issuance costs associated with our Former Credit Facility which were expensed in connection with its termination and the execution of the current Credit Facility, during the nine months ended September 30, 2024.

Income Tax Expense

Income tax expense benefit for the nine months ended September 30, 2025 and 2024 was approximately $1.5 million and $1.1 million of expense, respectively. Income tax expense consists primarily of state, federal, and Canadian income tax. The increase is primarily due to increasing operations and related tax expense at our Canadian properties. We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - nine months ended September 30, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024, excluding four other properties) for the nine months ended September 30, 2025 and 2024. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, development activity, properties impacted by casualty events, lease up properties or similar other such factors (in thousands unless otherwise noted).

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenue (1)	$155,377	$152,288	2.0%	$22,085	$4,584	N/M	$177,462	$156,872	13.1%
Property operating expenses (2)	52,179	49,981	4.4%	9,314	2,487	N/M	61,493	52,468	17.2%
Net operating income	$103,198	$102,307	0.9%	$12,771	$2,097	N/M	$115,969	$104,404	11.1%
Number of facilities	149	149		28	8		177	157
Rentable square feet (3)	11,563,400	11,526,700		2,325,575	707,100		13,888,975	12,233,800
Average physical occupancy (4)	92.6%	92.2%	0.4%	88.2%	N/M	N/M	92.1%	91.7%	0.4%
Annualized rent per occupied square foot (5)	$20.03	$19.92	0.6%	$21.40	N/M	N/M	$20.19	$19.82	1.9%

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
(3)
Of the total rentable square feet, parking represented approximately 1,100,000 square feet as of September 30, 2025 and approximately 1,040,000 square feet as of September 30, 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 977,000 square feet. Amount not in thousands.
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
(5)
Determined by dividing the aggregate rental income, net of discounts and concessions and excluding late and administrative fees for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. In the event a property is disposed of, or becomes completely inoperable during the period, such property is excluded from the respective calculation in the first full month of non-operation. We have excluded the rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot. Amount not in thousands.

Our same-store revenue increased by approximately $3.1 million, or approximately 2.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to an approximately 0.4% increase in average occupancy, an approximately 0.6% increase in annualized rent per occupied square foot and increased administrative and late fees. Property operating expenses increased by approximately 4.4%, primarily attributable to increased property taxes and payroll costs.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net loss	$(4,706)	$(5,735)
Adjusted to exclude:
Tenant Protection Program revenue(1)	(7,208)	(6,152)
Tenant Protection Program related expense	551	867
IPO Grant (2)	3,584	—
Managed REIT Platform revenues	(11,990)	(8,328)
Managed REIT Platform expenses	6,559	2,552
General and administrative	29,980	22,449
Depreciation	46,741	41,057
Intangible amortization expense	6,431	461
Acquisition expenses	1,042	121
Interest expense	46,573	52,949
Interest income	(2,984)	(2,375)
Other, net	(3,703)	2,949
Earnings from our equity method investments in the JV Properties	408	1,068
Earnings from our equity method investments in Managed REITs	620	957
Loss on debt extinguishment	2,533	471
Income tax expense	1,538	1,093
Total net operating income	$115,969	$104,404

(1) Included within ancillary operating revenue within our consolidated statements of operations, approximately $6.2 million and $5.8 million of Tenant Protection Program revenue was earned at same-store facilities during the nine months ended September 30, 2025 and 2024, respectively, with the remaining approximately $1.0 million and $0.3 million earned at non same-store facilities during the nine months ended September 30, 2025 and 2024, respectively.

(2) Stock compensation and related expense herein only includes such expense related to the Underwritten Public Offering (the "IPO Grant") that is included in property operating expense.

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

The following is a reconciliation of net income (loss) (attributable to common stockholders), which is the most directly comparable GAAP financial measure, to FFO and FFO, as adjusted (attributable to common stockholders), and FFO and FFO, as adjusted (attributable to common stockholders and OP unit holders) for each of the periods presented below (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net loss (attributable to common stockholders)	$5,227	$(6,220)	$(11,540)	$(14,688)
Add:
Depreciation of real estate	15,978	13,526	45,712	40,189
Amortization of real estate related intangible assets	2,881	178	6,362	278
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	768	719	2,205	1,914
Deduct:
Adjustment for noncontrolling interests in our Operating Partnership (1)	(1,136)	(1,739)	(4,220)	(5,086)
FFO (attributable to common stockholders)	$23,718	$6,464	38,519	22,607
Other Adjustments:
Intangible amortization expense - contracts (2)	24	37	70	183
Acquisition expenses (3)	480	38	1,042	121
Acquisition expenses, amortization of debt issuance costs and foreign currency (gains) losses, net from unconsolidated entities	87	(27)	161	42
Accretion of fair market value of secured debt	176	—	544	80
Foreign currency and interest rate derivative (gains) losses, net (4)	(4,729)	1,671	(2,945)	2,308
Transactional expenses (5)	—	—	2,422	330
IPO Grant (6)	4,430	—	8,736	—
Adjustment of deferred tax assets and liabilities (2)	441	282	883	602
Sponsor funding reduction (7)	272	218	779	598
Amortization of debt issuance costs (2)	1,100	1,202	3,089	2,975
Net loss on extinguishment of debt (8)	—	—	2,533	471
Loss due to hurricane (8)	—	500	—	500
Accretion - preferred equity costs	—	—	3,644	—
Adjustment for noncontrolling interests in our Operating Partnership (1)	(132)	(473)	(1,423)	(987)
FFO, as adjusted (attributable to common stockholders)	$25,867	$9,912	$58,054	$29,830
FFO (attributable to common stockholders)	$23,718	$6,464	38,519	22,607
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	321	(422)	(682)	(729)
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,136	1,739	4,220	5,086
FFO (attributable to common stockholders and OP unit holders)	$25,175	$7,781	$42,057	$26,964
FFO, as adjusted (attributable to common stockholders)	$25,867	$9,912	$58,054	$29,830
Net income (loss) attributable to the noncontrolling interests in our Operating Partnership	321	(422)	(682)	(729)
Adjustment for noncontrolling interests in our Operating Partnership(1)	1,268	2,212	5,643	6,073
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$27,456	$11,702	$63,015	$35,174

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

(4) This represents the mark-to-market adjustment for certain of our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings. Changes in foreign currency related to our foreign equity investments not classified as long term under GAAP are also included in this adjustment. There was no adjustment during the nine months ended September 30, 2025 for the approximately $0.5 million of income received during the period related to the short term forward entered into and settled in the period to hedge interest rate movements related to the 2028 Canadian Notes. Changes in foreign currency related to our foreign equity investments not classified as long term are included in this adjustment.

(5) Such costs incurred for the nine months ended September 30, 2025 primarily included: i) approximately $1.0 million related to our Underwritten Public Offering, but were not directly attributable thereto, and were therefore included in general and administrative expenses in our consolidated statements of operations; ii) approximately $1.2 million of termination costs related to our Former Dealer Manager; and iii) approximately $0.6 million of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock and other similar minor amounts. Such costs in 2024 relate to our filing of a registration statement on Form S-11 and our pursuit of a potential offering of our common stock. As these items are non-recurring and not a primary driver in our decision-making process, FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

(6) The amounts adjusted for in the table above relate to the stock compensation expense and related employer tax liabilities recorded related to the equity grants issued in connection with the Underwritten Public Offering. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

(7) Pursuant to the Sponsor Funding Agreement, SmartStop funded certain costs of SST VI's share sales, and in return receives Series C Units in Strategic Storage Operating Partnership VI, L.P. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed REIT Platform revenues from SST VI over the remaining estimated term of the management contracts with SST VI. See Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

(8) The net loss associated with the extinguishment of debt includes prepayment penalties, defeasance costs, the write-off of unamortized deferred financing fees, and other fees incurred.

FFO, as adjusted for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 primarily as a result of increased segment operating income from our self storage business and from our Managed REIT business, reduced interest expense, as well as reductions to our distributions to preferred stockholders.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Net cash flow provided by (used in):
Operating activities	$70,613	$53,422	$17,191
Investing activities	$(351,045)	$(80,301)	$(270,744)
Financing activities	$304,879	$19,112	$285,767

Cash flows provided by operating activities for the nine months ended September 30, 2025 and 2024 were approximately $70.6 million and $53.4 million, respectively. The increase of approximately $17.2 million in cash provided by our operating activities is primarily the result of an increase of approximately $12.8 million in net income when excluding the impact of non-cash items, largely due to an increase in net operating income of $11.6 million, primarily attributable to increases at our non same-store properties. We also benefited from favorable changes in working capital in the current year as compared to the same period in the prior year of approximately $4.4 million, largely attributable to increased collections of receivables from the Managed REITs.

Cash flows used in investing activities for the nine months ended September 30, 2025 and September 30, 2024 were approximately $351.0 million and $80.3 million, respectively, an increase in the use of cash of approximately $270.7 million. The net increase in cash used in investing activities primarily relates to a net change of approximately $233.8 million in cash flows related to acquisitions and investments in unconsolidated joint ventures and an increase in net debt and equity funding to the Managed REITs of approximately $41.8 million during the nine months ended September 30, 2025 as compared to the same period in the prior year.

Cash flows provided by financing activities for the nine months ended September 30, 2025 and September 30, 2024 were approximately $304.9 million and $19.1 million, respectively, an increase of approximately $285.8 million. The increase in cash provided by financing activities is primarily due to the net IPO proceeds of approximately $874.2 million, offset by the $200.0 million redemption of Series A Convertible Preferred Stock and net reductions in cash flows related to debt financing proceeds in the prior year and net repayments in the current year of approximately $384.9 million.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, other strategic acquisitions and investments, property developments and improvements, investments in our Managed REITs, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed REIT Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

In April 2022, we received our initial investment grade credit rating of BBB- from Kroll Bond Rating Agency, LLC ("Kroll"). In accordance with the Note Purchase Agreement, we intend to maintain a credit rating on an annual basis. In February 2025 we were put on a ratings watch; subsequent thereto, in July 2025 Kroll upgraded us to a credit rating of BBB/Stable. In addition, we received an initial credit rating from DBRS Morningstar, in May 2025 of BBB with stable trends.

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

Common Stock Distributions

On August 28, 2025, our board of directors approved a distribution amount for the month of September 2025 such that all holders of our outstanding common stock for the month of September, inclusive of our Class A, Class T and unclassified shares of Common Stock, received a distribution equal to $0.1315 per share. The September 2025 distribution payable to each stockholder of record at the end of September was paid on October 15, 2025.

On September 26, 2025, our board of directors approved a distribution amount for the month of October 2025 such that all holders of our outstanding common stock for the month of October will receive a distribution equal to $0.1359 per share. The October 2025 distribution payable to each stockholder of record at the end of October will be paid on or about November 14, 2025.

Indebtedness

As of September 30, 2025, our net debt was approximately $1,042 million, which included approximately $1,036 million in fixed rate debt and approximately $12 million in variable rate debt, less approximately $4.4 million in net debt issuance costs and approximately $1.9 million in net debt discount.

Additionally, we were party to a $70 million CAD term loan (the “RBC JV Term Loan”) with Royal Bank of Canada (“RBC”) pursuant to which five of our joint venture subsidiaries that each own 50% of a Joint Venture property served as borrowers (the “RBC Borrowers”). We were also party to a $46.0 million CAD term loan (the “RBC JV Term Loan II”) with RBC pursuant to which three of our joint venture subsidiaries that each own 50% of a Canadian JV Property served as borrowers (the “RBC Borrowers II”). We and SmartCentres each served as a full recourse guarantor with respect to 50% of the secured obligations under the RBC JV Term Loan and RBC JV Term Loan II.

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

As of September 30, 2025, approximately $70.0 million CAD or approximately $50.3 million in USD, was outstanding on the RBC JV Term Loan, approximately $46.0 million CAD or approximately $33.1 million in USD, was outstanding on the RBC JV Term Loan II, and approximately $18.8 million CAD or approximately $13.5 million in USD was outstanding on the SmartCentres Financing. See Note 4 – Investments in Unconsolidated Real Estate Ventures, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

The RBC JV Term Loan, RBC JV Term Loan II, and SmartCentres Financing were all refinanced on October 31, 2025. See Note 14 – Subsequent Events, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for our property operating expenses, general and administrative expenses, Managed REIT Platform expenses, debt service payments, capital expenditures, property acquisitions, other strategic acquisitions and investments, investments in our Managed REITs, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification.

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

The following table presents the future principal payments required on outstanding debt as of September 30, 2025 (in thousands):

2025	$792
2026	93,030
2027	55,982
2028	452,021
2029	104,289
2030 and thereafter	341,843
Total payments	$1,047,957

As of September 30, 2025, pursuant to various contractual relationships, we were required to make other non-cancellable payments in the amounts of approximately $3.5 million, $3.7 million, and $3.9 million during the years ending December 31, 2025, 2026, and 2027, respectively.

As of June 30, 2025, SST VI closed the primary portion of its public offering. The Sponsor Funding Agreement was terminated immediately in connection with the closedown of SST VI’s primary offering. In accordance therewith, we have no further funding obligation in connection with the Sponsor Funding Agreement.

See Note 10 – Related Party Transactions, of the Notes to the Consolidated Financial Statements for more information about our obligations under certain of these agreements.

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

As of September 30, 2025, our net debt was approximately $1,042 million, which included approximately $1,036 million in fixed rate debt and approximately $12 million in variable rate debt, less approximately $4.4 million in net debt issuance costs and approximately $1.9 million in net debt discount. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of December 31, 2024, our net debt was approximately $1,317 million, which included approximately $556 million in fixed rate debt, and $766 million in variable rate debt, less approximately $3.4 million in net debt discount, and approximately $1.6 million in net debt issuance costs. Our debt instruments were entered into for other than trading purposes.

Changes in interest rates have different impacts on the fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest as of September 30, 2025, would decrease future earnings and cash flows by approximately $0.1 million annually.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt	$792	$93,030	$44,156	$452,021	$104,289	$341,843	$1,036,131
Average interest rate(1)	4.33%	4.34%	4.36%	4.44%	4.18%	4.49%
Variable rate debt	$—	$—	$11,826	$—	$—	$—	$11,826
Average interest rate(1)	5.74%	5.74%	5.74%	N/A	N/A	N/A

(1) The interest rates for fixed rate debt was calculated based upon the contractual rate and the interest rates on variable rate debt was calculated based on the rate in effect on September 30, 2025, excluding the impact of interest rate derivatives. Debt denominated in a foreign currency has been converted based on the rate in effect as of September 30, 2025.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience difficulties in integrating the operations of Argus Professional Storage Management, LLC and in realizing the expected benefits of the acquisition thereof, and we may experience similar difficulties in connection with any future acquisitions.

On October 1, 2025, we closed on the acquisition of Argus Professional Storage Management, LLC, a third-party self storage property management company (“Argus”). Following the closing, we own or manage over 460 self storage properties in the United States and Canada and maintain a team of over 1,000 self storage professionals. The long-term benefits of this acquisition, and any potential future acquisitions, will depend, in part, on the efficient and effective integration of the operations of Argus or any other acquired business, including their respective assets, personnel, systems, technologies, and business relationships, into our existing operations. Such integration could take longer than anticipated, could place a strain on our resources and personnel, and could result in the loss of key employees from the acquired business, the disruption of either our business or the acquired business, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures, and policies. Any of the foregoing could adversely affect our ability to continue relationships with the customers, employees, or third parties of the acquired business, or our ability to achieve the anticipated benefits of the acquisition, which could harm our financial performance. If we are unable to successfully integrate the operations of an acquired business, including Argus, with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, operating efficiencies, synergies and other anticipated benefits resulting from such transaction, and our business, results of operations and financial condition could be materially and adversely affected.

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

In addition, subject to any limitations set forth under Maryland law, our Board may amend our charter to increase or decrease the number of authorized shares of stock (currently 225,000,000 shares), or the number of shares of any class or series of stock designated, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our Board. In addition, we have granted, and expect to grant in the future, equity awards to our independent directors and certain of our employees, including our executive officers, which to date consist of shares of our restricted stock and LTIP units, which are exchangeable into shares of our common stock subject to satisfaction of certain conditions. Finally, we have OP units outstanding which are exchangeable into shares of our common stock under certain circumstances.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On October 1, 2025, the Company, through its operating partnership, issued 328,343 units of limited partnership interests in its operating partnership (“OP Units”), or approximately $12.6 million in OP Units, to Argus Holdings, Inc. as partial consideration for 100% of the membership interests in Argus Professional Storage Management, LLC. Such OP Units must be held for at least one year, but thereafter they are redeemable by the holder for, at the election of the Company, shares of the Company’s Common Stock on a one-for-one basis or the cash value of such shares. The issuance of these OP Units was effected without registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved in such issuance.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 6, 2025, the Company entered into the Fourth Amended and Restated Limited Partnership Agreement of our Operating Partnership, effective as of October 1, 2025 (the “Fourth A&R LPA”), which amended, restated and superseded the Third Amended and Restated Limited Partnership Agreement dated June 28, 2019, (the “Third A&R LPA”), as amended to date.

The Fourth A&R LPA, among other things, (i) consolidates recent amendments to the Third A&R LPA, including the addition of LTIP Units as part of the Company’s 2022 Long Term Incentive Plan and other definition updates, (ii) removes references to (a) Class A-2 Units and (b) the Series A Convertible Preferred Partnership Units, which was included in Amendment No. 1 to the Third A&R LPA and which have been redeemed in full in connection with the redemption of the Series A Convertible Preferred Stock of the Company, (iii) reflects the automatic conversion of Class A Common Stock and Class T Common Stock into undesignated common stock of the Company and resulting Class A Units and Class T Units of the Operating Partnership, that occurred on October 1, 2025, (iv) reflects the issuance of undesignated Common Stock of the Company and undesignated Common Units of the Operating Partnership, (v) reduced the timing of the Specified Exchange Date in connection with a Notice of Exchange of Common Units to 30 calendar days, and (vi) made other conforming changes.

The summary above is qualified in its entirety by reference to the full text of the Fourth A&R LPA, which is filed as Exhibit 10.1 to this report and is incorporated herein by reference. Defined terms above reflect defined terms included in the Fourth A&R LPA.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	Fourth Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and nine months ended September 30, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: November 7, 2025	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)