Form 10-K
period 2025-12-31
SmartStop Self Storage REIT, Inc.
filed 2026-02-27
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Class A, and Class T, $0.001 par value per share

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $2,000,553,000 based upon the closing price on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 18, 2026, there were 55,357,177 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference: The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders. The registrant’s Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws, and we intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in such federal securities laws. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words, or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

Such statements include, but are not limited to statements concerning our plans, strategies, initiatives, prospects, objectives, goals, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

•
disruptions in the economy, including debt and banking markets and foreign currency, including changes in the Canadian Dollar (“CAD”)/U.S. Dollar (“USD”) exchange rate;
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
•
increases in interest rates; and
•
failure to maintain our REIT status.

All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the “SEC”) and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, this report, copies of which may be obtained from our website at investors.smartstopselfstorage.com.

PART I

ITEM 1. BUSINESS

Overview

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries. Our Common Stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SMA” on April 2, 2025.

Business Objectives and Strategy

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2025, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on rentable square footage. As of December 31, 2025, our wholly-owned portfolio consisted of 177 operating self storage properties diversified across 19 states, the District of Columbia, and Canada comprising approximately 122,000 units and 13.9 million net rentable square feet. Additionally, we owned a 50% equity interest in 13 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and three properties which were being developed into self storage properties as of December 31, 2025.

Further, through our Managed Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT launched in January 2025, (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). We manage the properties owned by the Managed REITs. Inclusive of the properties owned by the Managed REITs and the properties owned by Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs, in total, as of December 31, 2025, we managed 52 of such operating self storage properties, consisting of approximately 41,000 units and 4.5 million rentable square feet.

Effective October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information. As such, as of December 31, 2025, we managed an additional 221 of such properties, consisting of more than approximately 98,000 units and 15.9 million rentable square feet (the “Third Party Platform”). The Third Party Platform, the Managed REITs, and the other properties operated by us as mentioned above, are referred to as the “Managed Platform.”

In total, as of December 31, 2025, we managed 273 operating self storage properties, which we did not own, consisting of approximately 140,000 units and 20.4 million rentable square feet through our Managed Platform.

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured and unsecured debt financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada both internally and through our Managed Platform, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire undermanaged facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

We acquired Argus pursuant to a contribution agreement (the “Contribution Agreement”). The principal assets acquired were property management contracts, covering the management of more than 221 properties and 400 employees (as of October 1, 2025) and an operating lease for their corporate headquarters in Tucson, Arizona and other intellectual and personal property.

Additionally, we plan to continue to expand our third-party management platform in both Canada and the United States, by scaling our Third Party Platform or through additional investments in or acquisitions of third-party management firms.

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

In addition, we have the internal capability to originate, structure and manage additional self storage investment programs or Managed REITs, which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We acquired such capability in 2019 from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”). We generate asset management fees, property management fees, acquisition fees and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs, as applicable. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden. We primarily generate property management fees and receive a portion of the tenant protection program revenue from our third party owners and are reimbursed for certain costs incurred by our Third Party Platform, as applicable.

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

Our management team has experience acquiring self storage facilities across a broad spectrum of opportunities including physically stabilized facilities, recently developed facilities in physical or economic lease up, facilities that have just received a certificate of occupancy (“C/O”), facilities in need of renovation and/or re-development and ground up development. We have adopted an investment allocation policy, pursuant to which we will have first priority for investment opportunities, and if we decline any such opportunity, we will allocate it to another program sponsored by us after considering various factors. In considering and evaluating potential acquisition opportunities, and to augment our seasoned acquisition team, we employ our proprietary underwriting methodology. We believe that we maintain a competitive advantage in acquiring facilities given the scale of our business and the experience and industry relationships of our team. We maintain a network of self storage operators, real estate brokers and other market participants in the U.S. and Canada, which gives us unique insight into new and highly desirable acquisition opportunities.

Joint Ventures

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, we acquired a joint venture arrangement with SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), pursuant to which we and SmartCentres work together to identify primarily self storage development opportunities in certain regions in Canada.

Generally, SmartCentres has been responsible for the development of the properties and we have been responsible for the management of the facilities upon completion.

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the “Nantucket Joint Venture”). This property became operational in late December 2025, and we serve as property manager of the self storage property.

For more information, please see Note 6 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements.

Recently Completed Transactions

On April 1, 2025 we executed our underwriting agreement, and on April 3, 2025, we closed our registered underwritten public offering (the “Underwritten Public Offering”) of 27,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”), at an initial price of $30.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on Form S-11 (File No. 333-264449) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”). The underwriters also exercised an overallotment option to purchase 4,050,000 additional shares of Common Stock on April 3, 2025. Certain of our directors, officers, and employees, and friends and family members of certain of our directors, officers, and employees were able to and did purchase shares through us or our underwriters at the public offering price of $30.00 per share. Under this program, officers and directors purchased 31,500 shares. All of these shares purchased in the Underwritten Public Offering are listed on the NYSE under the ticker symbol “SMA.” The gross and net proceeds received on April 3, 2025 were approximately $931.5 million and $875.6 million, respectively.

On June 16, 2025, we, as guarantor, and the Operating Partnership, as issuer, sold on a private placement basis in Canada, an aggregate principal amount of $500 million CAD senior unsecured notes which incur interest only at a fixed rate of 3.91% and become due on June 16, 2028 (the “2028 Canadian Notes”).

On September 24, 2025, we, as guarantor, and the Operating Partnership, as issuer, sold on a private placement basis in Canada, an aggregate principal amount of $200 million CAD senior unsecured notes which incur interest only at a fixed rate of 3.89% and become due on September 24, 2030 (the “2030 Canadian Notes”).

Effective October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”) we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party property management company that (as of October 1, 2025) managed more than 221 operating properties across 27 states consisting of more than approximately 100,000 units and approximately 16.6 million rentable square feet.

Other Equity Information

We commenced our initial public offering in January 2014, which was marketed and sold primarily through retail investor channels, including the independent broker dealer channel. At the termination of our initial offering in January 2017, we had sold shares of our class A common stock, $0.001 par value per share (“Class A Common Stock”), and class T common stock, $0.001 par value per share (“Class T Common Stock”), for approximately $493 million and $73 million respectively.

On March 20, 2025, we effected a one-for-four reverse stock split (the “Reverse Stock Split”) of each issued and outstanding share of Class A Common Stock and Class T Common Stock. Concurrently with the Reverse Stock Split, we also effected a corresponding one-for-four reverse unit split (together with the Reverse Stock Split, the “Reverse Equity Splits”) of units of our Operating Partnership. As a result of the Reverse Equity Splits, every four shares of our common stock and every four Operating Partnership units that were issued and outstanding as of the date of the Reverse Equity Splits were automatically changed into one issued and outstanding share of common stock or one issued and outstanding Operating Partnership unit, as applicable, rounded to the nearest 1/1000th share or Operating Partnership unit. The reverse stock and unit splits impacted all classes of common stock and common operating partnership units proportionately and resulted in no impact on any stockholder's or limited partner's percentage ownership of all issued and outstanding common stock or common Operating Partnership units. In connection with the reverse equity splits, the number of shares of common stock and Operating Partnership units underlying the outstanding share-based awards were also proportionally reduced.

As applicable and unless otherwise indicated, this Report gives effect to the retrospective effect to the Reverse Equity Splits as described above for all periods presented.

Immediately after the Reverse Stock Split, we reclassified and designated 225,000,000 authorized but unissued shares of Class A Common Stock and 340,000,000 authorized but unissued shares of Class T Common Stock as authorized but unissued shares of common stock, $0.001 par value per share (the “Reclassification”), without any designation as to class or series. As a result, the Company had 565,000,000 shares of unclassified common stock, $0.001 par value per share, authorized but unissued.

In April 2025, in connection with the Underwritten Public Offering, an aggregate of approximately 287,080 time-based LTIP Units and 344,894 time based shares of restricted stock were issued to approximately 320 employees and directors (the “IPO Grant”). As prescribed in the IPO Grant in April 2025, approximately 287,080 of these LTIP Units, and approximately 119,829 of these restricted shares were scheduled to vest ratably over four years, respectively, with the first tranche vesting on April 1, 2026. Approximately 225,065 of the total shares issued were scheduled to vest after six months, on October 1, 2025. All of the aforementioned grants vest subject to the recipient’s continued employment through the applicable vesting date. See Note 13 – Equity Based Compensation of the Notes to the Consolidated Financial Statements for additional information.

On June 12, 2025, we filed Articles of Amendment to our charter to decrease our total number of authorized shares of stock from 900,000,000 to 225,000,000. As a result of such decrease, our authorized shares of stock consist of: (i) 175,000,000 shares of common stock, $0.001 par value per share, of which 31,250,000 shares were designated as Class A Common Stock, 2,500,000 shares were designated as Class T Common Stock, and 141,250,000 were common stock without designation as to class or series; and (ii) 50,000,000 shares of preferred stock, $0.001 par value per share.

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

Industry and Competition

Self storage refers to properties that offer month-to-month storage unit rental for personal or business use. Self storage facilities offer a cost-effective and flexible storage alternative in which customers rent fully enclosed and secure spaces. Typical unit sizes range from 5x5 feet to 10x30 feet with facilities typically providing a variety of different sizes and configurations. Customers typically have access to their storage units 18 hours a day, with some facilities offering 24-hour access. Rental rates can vary and are determined by the location and size of the rental space, the level of security, and whether the unit is climate controlled. The short-term nature of self storage leases creates the opportunity for real-time rate increases, which has led well-positioned facilities to achieve meaningful rate growth in a rising cost environment.

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

The customer base of self storage operators includes both local residential customers, typically within a 3- to 5-mile radius of the facility, as well as commercial, military and student users.

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

The self storage industry is highly fragmented in the U.S. and Canada, with owners and operators ranging from individual property owners to institutional investors and large, publicly traded REITs. According to the 2025 Self Storage Almanac, there are approximately 58,000 self storage facilities in the U.S. representing a total of 2.7 billion rentable square feet. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects.

Industry Segments

We operate in two reportable business segments: (i) self storage operations and (ii) our Managed Platform business. Our self storage operations consist of our wholly-owned self storage facilities, primarily consisting of month-to month rental revenue and related ancillary revenue that these self storage facilities produce. Our Managed Platform business consists of the various management services we perform for the Managed REITs and pursuant to our Third Party Platform for such third party owned properties we manage, including the services performed related to our property management, asset management, and construction and development management contracts. The two reportable segments offer different products and services to different customers and are therefore managed separately.

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

Employees and Human Capital

As of December 31, 2025, we had more than 1,000 employees, none of which were represented by a collective bargaining agreement. We continually assess and strive to enhance employee satisfaction and engagement. We believe our relationship with our employees is good and that we provide them with adequate flexibility to meet personal and family needs. We also appreciate the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary and bonuses) and benefits packages to our employees. Further, from professional development opportunities to leadership training, we have development programs and on-demand opportunities to cultivate talent throughout our organization.

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

Summary of Principal Risk Factors

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors below this summary.

•
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in real estate and other assets and our stockholders’ overall returns may be reduced.
•
An active trading market for our common stock may not be maintained.
•
The market price and trading volume of shares of our common stock may be volatile.
•
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
•
Revenue and earnings from the Managed Platform are uncertain.

•
A subsidiary of ours is the sponsor of the Managed REITs and it and its affiliates sponsor Other Programs (as defined below). As a result, we could be subject to any litigation that may arise by investors in those entities or the respective operations of those entities.
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

We recorded a net loss attributable to our common stockholders of approximately $8.8 million for the fiscal year ended December 31, 2025. We have historically incurred net losses attributable to our common stockholders and cannot guarantee that we will not incur future operating losses. Our accumulated deficit was approximately $194.4 million as of December 31, 2025.

If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in real estate and other assets and our stockholders’ overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit (other than those limits set forth under Maryland law). To the extent we fund distributions from borrowings, we will have fewer funds available for investment in real estate and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may need to borrow funds to pay distributions, which could increase the costs to operate our business. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.

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

In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the share price of our common stock or result in fluctuations in the price or trading volume of shares of our common stock, including:

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
•
the passage of legislation or other regulatory developments that adversely affect us, the self storage industry or the REIT industry;
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

One of the factors that will influence the price of shares of our common stock will be the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. If market interest rates increase, it may lead prospective purchasers of shares of our common stock to expect a higher distribution yield. Additionally, higher interest rates increase borrowing costs and decrease funds available for distribution. Thus, higher market interest rates could cause the per share trading price of our common stock to decrease.

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

Impairment of goodwill or other intangible assets may adversely affect our financial condition and results of operations.

During 2020, with the emergence of the COVID-19 Pandemic and the resulting volatility and disruptions of the economy and capital markets, and the ability of our Managed REITs to raise additional equity in light of the foregoing, we recorded various impairments to goodwill and other intangible assets related to our Managed REITs. Potential additional future impairments of goodwill or other intangible assets, including trademarks and other acquired intangibles, could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.

Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We are currently required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and we are required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may discover deficiencies, including significant deficiencies and/or material weaknesses in our internal control over financial reporting that may require remediation. We may also identify deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover deficiencies or weaknesses, we will make efforts to improve our internal controls over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal controls over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the per share trading price of our common stock.

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

The California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The California Privacy Rights Act (the “CPRA”), which amends the CCPA, became effective on January 1, 2023. Additionally, the California Privacy Protection Agency (the “CPPA”), which was established by the CPRA to oversee enforcement of and compliance with the CCPA, introduced new and amended regulations under the CCPA and CPRA on January 1, 2026. The CCPA, as amended by the CPRA, is intended to protect consumer privacy rights, and, among other things, provide California residents with the ability to know what information companies collect about them, to request, in certain circumstances, the deletion of such information, and to affirmatively opt out of the sale or “sharing” of their personal information. The CPPA is currently in the process of issuing guidance and interpreting the regulations, and as such we cannot yet predict the full impact of the CCPA, as amended by the CPRA, or any rules or regulations promulgated thereunder, nor can we predict the full impact of any interpretations thereof. While we have developed processes and notices that are intended to comply in all material respects with applicable CCPA and CPRA requirements, a regulatory agency may not agree with certain of our implementation decisions, which could subject us to litigation, regulatory actions or changes to our business practices that could increase costs or reduce revenues. Eighteen other states have passed comprehensive privacy laws similar to the CCPA and the CPRA, and a federal consumer privacy law has also been proposed. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA or the CPRA, increasing the cost of compliance, as well as the risk of noncompliance, on our business.

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

As of December 31, 2025, our Chief Executive Officer had direct and indirect beneficial ownership in units of our Operating Partnership and shares of our common stock (including as a controlling person of SAM, our former sponsor) representing an approximately 4.88% interest in the Operating Partnership, of which approximately 0.32% was through ownership of our common stock. Such OP units may be exchanged for our common stock in the future. In addition, in certain circumstances such as a merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or amendment to our charter, in each case where the vote of our stockholders is required under Maryland law, the consent of our Operating Partnership will also be required, which could result in our Chief Executive Officer being able to influence such matters submitted to a vote of our stockholders. This may result in an outcome that may not be favorable to our stockholders. Our Chief Executive Officer may also make decisions on behalf of SAM related to redemptions of either its OP units or its common stock which may negatively impact our stockholders.

Revenue and earnings from the Managed Platform are uncertain.

Increasing our revenue from the Managed Platform is dependent in large part on the ability to raise capital in offerings for existing or future Managed REITs or other future programs, our ability to expand our Third Party Platform, as well as on our ability to make investments that meet the investment criteria of existing and future entities, all of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty could have an adverse impact on our earnings. Moreover, revenue generated from asset management fees, property management fees, and other fees and distributions relating to the Managed REITs’ and Other Programs’ offerings, the investment and management of their respective assets, and the Third Party Platform, may be affected by factors that include our ability to expand our Third Party Platform, our ability to increase the Managed REITs’ and Other Programs’ portfolio of properties under management, as well as changes in valuation of those properties, sales of the properties related to the Managed REITs’, Other Programs’ and Third Party Platform, and our ability to successfully operate the properties related to the Managed REITs, Other Programs and Third Party Platform.

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

We own the entities that serve as the sponsor and advisor to the Managed REITs, which have investment objectives similar to ours, and we may be buying properties at the same time as one or more of the Managed REITs or Other Programs. Accordingly, we will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services, and other functions between various existing enterprises or future enterprises with which the Managed REITs may be or become involved. SST VI is a public non-traded Managed REIT which began operations in early 2021 that invests in self storage properties and has assets of approximately $530 million as of September 30, 2025, SSGT III is a private Managed REIT which began operations in May 2022 that invests in self storage properties and had assets of approximately $411 million as of September 30, 2025, and SST X is a private net asset value REIT launched in January 2025 and had assets of approximately $10 million as of October 31, 2025.

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

If the Managed REITs and the DSTs they have sponsored are unable to repay certain loans made to them by us, our liquidity, financial condition, cash flow, and the amount available for distributions to our common stockholders could be adversely affected.

We have provided and may continue to provide financial support to the Managed REITs in the form of outstanding receivables, loans, preferred equity investments, or other strategic investments. As of December 31, 2025, we had an aggregate of approximately $64.2 million in outstanding loans to the Managed REITs and the DSTs sponsored by them. If the Managed REITs are unable to raise sufficient additional capital or produce adequate funds from operations, they may not be able to repay such receivables or loan amounts. As a result, the amounts loaned or invested may remain unavailable to us longer than expected, which could have a negative impact on our liquidity and could result in us pursuing additional capital in the form of additional debt or equity issuances. If we are unable to acquire additional capital, our financial condition, cash flow, and the amount available for distributions to our common stockholders could be adversely affected.

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

Effective October 1, 2025, we closed on the acquisition of Argus, a third-party self storage property management company. Following the closing, we own or manage over 460 self storage properties in the United States and Canada and maintain a team of over 1,000 self storage professionals. The long-term benefits of this acquisition, and any potential future acquisitions, will depend, in part, on the efficient and effective integration of the operations of Argus or any other acquired business, including their respective assets, personnel, systems, technologies, and business relationships, into our existing operations. Such integration could take longer than anticipated, could place a strain on our resources and personnel, and could result in the loss of key employees from the acquired business, the disruption of either our business or the acquired business, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures, and policies. Any of the foregoing could adversely affect our ability to continue relationships with the customers, employees, or third parties of the acquired business, or our ability to achieve the anticipated benefits of the acquisition, which could harm our financial performance. If we are unable to successfully integrate the operations of an acquired business, including Argus, with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, operating efficiencies, synergies and other anticipated benefits resulting from such transaction, and our business, results of operations and financial condition could be materially and adversely affected.

Changes in U.S. trade policy, including significant tariffs or other restrictions imposed on imports by the U.S. and related countermeasures taken by impacted foreign countries, could have a material adverse effect on our business.

In 2025, the U.S. government imposed tariffs on products manufactured in several jurisdictions outside the United States, including China, Canada, and Mexico, and has since made announcements regarding the potential imposition of tariffs on other jurisdictions. Additionally, the United States, Mexico and Canada are parties to the United States-Mexico-Canada Agreement (the “USMCA”), which replaced the North American Free Trade Agreement in 2020. The United States has recently indicated that it intends to negotiate changes to the USMCA in 2026, which changes could further affect the trade relationship between the United States, Canada, and Mexico, including certain tariff exemptions that are currently available to goods that comply with the terms of the USMCA. U.S. trade policy has been and is expected to continue to be dynamic, and the U.S. government may in the future impose, reimpose, increase, or pause tariffs, and countries subject to such tariffs have and, in the future may, impose reciprocal tariffs or impose other protectionist or retaliatory trade measures in response. Any of these actions could increase uncertainties and risks relating to our operating platform in Canada.

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

A downgrade in our credit ratings could materially adversely affect our business and financial condition and the market value of our outstanding notes.

In connection with various debt arrangements, we have received investment grade credit ratings from both Kroll Bond Rating Agency, Inc. (BBB/Stable) and Morningstar DBRS (BBB with stable trends). These credit ratings could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our securities. If any credit rating agency that has provided a credit rating downgrades or lowers such credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, liquidity, cash flows and our ability to satisfy our debt service obligations and to make dividends and other distributions to our security holders and could also have the material adverse effect on the market value of our outstanding notes.

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

Our charter permits our board of directors to issue up to 225,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring, or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

We have opted out of provisions of the Maryland General Corporate Law (“MGCL”) relating to deterring or defending hostile takeovers.

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

Local or federal governments may adopt regulations that may adversely affect our business, financial condition, and results of operations.

Certain regulatory changes by local, state, provincial, or federal governments may have a direct impact on our self storage facilities. This may include land use, zoning, and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced.

In addition, local, state, provincial and federal governments have adopted, and may in the future adopt, broader regulations that directly impact our operations and revenue. For example, in response to recent wildfires, California and certain localities adopted regulations limiting the rents that self storage operators could charge and the extent to which such operators could increase rents to existing tenants. Other jurisdictions have also adopted regulations, or have recently threatened to adopt regulations, restricting a self storage operator’s pricing methodologies, fees, disposal procedures, marketing efforts, and other matters. To the extent these regulatory restrictions or any future regulatory restrictions impact our portfolio, this could have an adverse impact on our revenues and results of operations.

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

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. For 2025, approximately 20.9%, 20.2%, and 9.1% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively.

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

We use, and we disclose to investors, funds from operations (“FFO”) and FFO, as adjusted, which are non-GAAP financial measures. FFO and FFO, as adjusted, are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and FFO, as adjusted, differ from GAAP net income because FFO and FFO, as adjusted, exclude gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. In determining FFO, as adjusted, we make further adjustments to FFO to exclude effects of non-real estate related asset impairments and intangible amortization, acquisition-related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, amortization of debt issuance costs, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on foreign exchange and interest rate derivatives not designated for hedge accounting, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments.

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

As of December 31, 2025, we had approximately $1,098 million of outstanding indebtedness. We intend to continue to place permanent financing on our properties. We may also obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties, which may contain financial and other covenants. Please see Note 7 – Debt of the Notes to the Consolidated Financial Statements for additional information. We may also incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

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

Domestic and international financial markets have experienced significant disruptions in the past which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Future credit market disruptions may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our initial offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

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

In addition, if any such acquired REIT, including SST IV, SSGT II or SST X, failed to qualify as a REIT for any taxable period prior to our acquisition, in the event of a taxable disposition of an asset formerly held by such acquired REIT during a period of up to five years following our acquisition, we would be subject to U.S. federal corporate income tax with respect to any built-in gain inherent in such asset as of the closing of our acquisition.

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

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management process and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards and best practices. Our cybersecurity program in particular focuses on the following key areas: collaboration, risk assessment, technical safeguards, incident response and recovery planning, third-party risk management, education and awareness, and governance.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we owned 177 operating self storage facilities located in 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington and Wisconsin), the District of Columbia, and Canada, comprising approximately 122,000 units and approximately 13.9 million rentable square feet.

See Note 7 – Debt of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2025, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units (1)	Sq. Ft. (net) (2)	% of Total Rentable Sq. Ft.	Physical Occupancy % (3)	Rental Income % (4)
Alabama	1	1,090	163,300	1.2%	89.0%	0.6%
Arizona	4	3,130	329,100	2.4%	92.6%	2.3%
California	32	21,955	2,321,300	16.7%	92.9%	20.9%
Colorado	11	6,475	750,450	5.4%	91.7%	4.6%
Florida	28	21,435	2,506,860	18.1%	92.3%	20.2%
Illinois	6	3,785	432,450	3.1%	92.2%	2.8%
Indiana	2	1,030	112,700	0.8%	92.9%	0.6%
Massachusetts	2	1,045	111,800	0.9%	89.5%	1.8%
Maryland	2	1,610	169,500	1.2%	92.4%	1.3%
Michigan	4	2,220	266,100	1.9%	93.5%	1.6%
New Jersey	5	5,395	488,300	3.5%	77.1%	3.6%
Nevada	9	7,160	865,000	6.2%	91.2%	5.7%
North Carolina	18	8,670	1,138,850	8.1%	90.2%	7.2%
Ohio	5	2,830	320,050	2.3%	89.4%	1.5%
South Carolina	4	2,890	355,800	2.6%	93.0%	1.9%
Texas	17	10,830	1,388,050	10.0%	90.7%	8.2%
Virginia	1	830	71,100	0.5%	92.3%	0.8%
Washington	5	3,430	390,550	2.8%	94.4%	3.1%
Wisconsin	1	780	83,400	0.7%	92.2%	0.5%
District of Columbia	1	830	72,000	0.6%	89.8%	0.6%
Alberta, Canada	5	3,050	357,925	2.6%	73.8%	0.7%
British Columbia, Canada	1	800	74,000	0.5%	81.8%	0.4%
Ontario, Canada	13	10,610	1,110,700	7.9%	91.0%	9.1%
Total	177	121,880	13,879,285	100%	90.8%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,600 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,095,000 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2025.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the year ended December 31, 2025.

We own our office located at 10 Terrace Rd, Ladera Ranch, California (the “Ladera Office”) which houses our corporate headquarters.

We have an office lease of approximately 5,000 square feet located in Tucson, Arizona, which are the primary offices of the recently acquired Third Party Platform.

We owned a 50% equity interest in 13 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and three properties which were being developed into self storage properties as of December 31, 2025. These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities.

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the “Nantucket Joint Venture”). This property became operational in late December 2025, and we serve as property manager of the self storage property. As of December 31, 2025, the carrying value of this investment was approximately $7.0 million. Such amount represents an approximately 42% ownership in the property.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures in Canada (the “Canadian JV Properties”) (in thousands):

	Date Real Estate	Carrying Value of Investment
	Venture Became	as of December 31,
Canadian JV Property	Operational	2025	2024
Dupont (1)	October 2019	$583	$3,358
East York (1)	June 2020	5,209	4,945
Brampton (1)	November 2020	1,597	1,533
Vaughan (1)	January 2021	2,064	2,019
Oshawa (1)	August 2021	285	938
Scarborough (1)	November 2021	2,099	1,969
Aurora (1)	December 2022	256	1,935
Kingspoint (1)	March 2023	2,448	3,299
Whitby (1)	January 2024	3,830	7,661
Markham (1)	May 2024	3,155	2,470
Regent (2)	Under Development	3,839	2,655
Allard (3)	Under Development	1,270	—
Finch (4)	Under Development	3,033	—
		$29,668	$32,782

(1)
As of December 31, 2025, these operating properties were encumbered by first mortgages pursuant to the RBC JV Term Loan III (defined below).
(2)
The property is currently under development to become a self storage facility.
(3)
On August 12, 2025, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and have initiated the process to develop this property into a self storage property.
(4)
On December 19, 2025, we acquired this joint venture parcel of land in Toronto, Canada, with SmartCentres, and have initiated the process to develop this property into a self storage property.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on the New York Stock Exchange under the ticker symbol “SMA” on April 2, 2025. As of February 18, 2026, there were approximately 55,357,177 shares of our Common Stock outstanding, held by approximately 3,700 stockholders of record. This number does not represent the actual number of beneficial owners of our Common Stock because shares of our Common Stock are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares. Prior to April 2, 2025, there was no established public trading market for our Common Stock.

Distributions

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2014. By qualifying as a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. We believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for U.S. federal income tax purposes. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).

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

For 2025, we paid a total of approximately $92.7 million in distributions, which consisted of approximately $78.3 million to our common stockholders, approximately $7.1 million to our OP Unit holders, and approximately $7.0 million to our preferred stockholder. Approximately $58.8 million of the 2025 total distributions, composed of approximately 75.3% of our common stockholder distributions and none of our preferred stockholder distributions, constituted a non-taxable return of capital.

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

Performance Graph

The following performance graph and table below compare the cumulative total return (including dividends) of shares of our Common Stock for the period from the listing of our shares on the NYSE on April 2, 2025 through December 31, 2025, with the cumulative returns of the Standard and Poor’s 500 Index (the “S&P 500”), the FTSE NAREIT All Equity REITs Index (the “FTSE NAREIT All Equity Index”) and the Russell 2000 Index (the “Russell 2000”) over the same period of time. The data are based on the closing prices for the periods presented. The graph assumes that $100 was invested on April 2, 2025 and assumes the reinvestment of any dividends. There can be no assurance that the performance of our Common Stock will continue in line with the same or similar trends depicted in the performance graph. The information in this paragraph and the following performance graph are deemed “furnished”, not “filed”, with the SEC and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except as shall be expressly set forth by specific reference in such filing.

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

Overview

We are a self-managed and fully-integrated self storage real estate investment trust (“REIT”). Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries. Our Common Stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SMA” on April 2, 2025.

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2025, and after accounting for recent market transactions, we are the 10th largest owner and operator of self storage properties in the United States based on rentable square footage. As of December 31, 2025, our wholly-owned portfolio consisted of 177 operating self storage properties diversified across 19 states, the District of Columbia, and Canada comprising approximately 122,000 units and 13.9 million net rentable square feet. Additionally, we owned a 50% equity interest in 13 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and three properties which were being developed into self storage properties as of December 31, 2025.

Further, through our Managed Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT launched in January 2025, (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). We manage the properties owned by the Managed REITs. Inclusive of the properties owned by the Managed REITs and the properties owned by Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs, in total, as of December 31, 2025, we managed 52 of such operating self storage properties, consisting of approximately 41,000 units and 4.5 million rentable square feet.

Effective October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information. As such, as of December 31, 2025, we managed an additional 221 of such properties, consisting of more than approximately 98,000 units and 15.9 million rentable square feet (the “Third Party Platform”). The Third Party Platform, the Managed REITs, and the other properties operated by us as mentioned above, are referred to as the “Managed Platform.”

In total, as of December 31, 2025, we managed 273 operating self storage properties, which we did not own, consisting of approximately 140,000 units and 20.4 million rentable square feet through our Managed Platform.

Our primary business model is focused on owning and operating high quality self storage properties in high growth markets in the United States and Canada. We finance our portfolio through a diverse capital strategy which includes cash generated from operations, borrowings under our syndicated revolving line of credit, secured and unsecured debt financing, equity offerings and joint ventures. Our business model is designed to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow in order to maximize long-term stockholder value at acceptable levels of risk. We execute our organic growth strategy by pursuing revenue-optimizing and expense-minimizing opportunities in the operations of our existing portfolio. We execute our external growth strategy by developing, redeveloping, acquiring and managing self storage facilities in the United States and Canada both internally and through our Managed Platform, and we look to acquire properties that are physically stabilized, recently developed, in various stages of lease up or at certificate of occupancy. We seek to acquire undermanaged facilities that are not operated by institutional operators, where we can implement our proprietary management and technology to maximize net operating income.

We acquired Argus pursuant to a contribution agreement (the “Contribution Agreement”). The principal assets acquired were property management contracts, covering the management of more than 221 properties and 400 employees (as of October 1, 2025) and an operating lease for their corporate headquarters in Tucson, Arizona and other intellectual and personal property.

Additionally, we plan to continue to expand our third-party management platform in both Canada and the United States, by scaling our Third Party Platform or through additional investments in or acquisitions of third-party management firms.

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

In addition, we have the internal capability to originate, structure and manage additional self storage investment programs or Managed REITs, which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We acquired such capability in 2019 from Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”). We generate asset management fees, property management fees, acquisition fees and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs, as applicable. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise help to offset our net operating expense burden. We primarily generate property management fees and receive a portion of the tenant protection program revenue from our third party owners and are reimbursed for certain costs incurred by our Third Party Platform, as applicable.

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

We believe that our critical accounting policies include the following: real estate acquisition valuation; the evaluation of whether any of our long-lived assets have been impaired; the valuation of goodwill and related impairment considerations, the valuation of our trademarks and related impairment considerations; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. To date, our property acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition costs are capitalized rather than expensed.

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

Intangible Assets Valuation

In connection with the acquisition of the Third Party Platform, we allocated a portion of the consideration to an intangible asset related to the property management contracts and the related customer relationships. We are amortizing such intangible asset on a straight-line basis over the estimated benefit period of the property management contracts and related customer relationships. We evaluate such intangible asset for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In such an event, an impairment charge would be recognized and the intangible asset would be marked down to its fair value.

Goodwill Valuation

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual assessments, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized.

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

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. We are currently evaluating the provisions of OBBBA, but do not expect it to have a material impact on our Consolidated Financial Statements.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from our self storage tenant leases; (ii) fees generated from our Managed Platform; (iii) our Tenant Protection Programs; and (iv) sales of packing and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units and those that we manage.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of December 31, 2025 and 2024, we wholly-owned 177 and 161 operating self storage facilities, respectively.

Our operating results for the year ended December 31, 2025 included full year period results for 161 operating self storage facilities. During the year ended December 31, 2025, our operating results included partial period results for 17 self storage facilities acquired during the year ended December 31, 2025, one of which was sold prior to December 31, 2025.

Our operating results for the year ended December 31, 2024 included full year period results for 153 operating self storage facilities. During the year ended December 31, 2024, our operating results included partial period results for nine self storage facilities, eight of which were acquired during the year ended December 31, 2024, and one of which became non-operational prior to December 31, 2024, as it sustained damage in September 2024 caused by Hurricane Helene. Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

In addition to the above noted substantial acquisition activity, we also completed our Underwritten Public Offering, generating net proceeds of approximately $875.6 million. We utilized such proceeds to fund certain acquisitions, fully redeem $200 million of Series A Convertible Preferred Stock, and pay off approximately $647.1 million in previously outstanding higher rate debt. In connection with the foregoing, we also issued the IPO Grant. Furthermore, on June 16, 2025, we issued $500 million CAD indebtedness in our 2028 Canadian Notes offering, which have a fixed interest rate of approximately 3.91% and paid down approximately $255.4 million of debt and a related interest rate swap, which at the time of the paydown had a weighted average interest rate of approximately 5.9%. Additionally, on September 24, 2025, we issued $200 million of CAD denominated debt through our 2030 Canadian Notes. Such proceeds were used to pay down our Credit Facility, reducing our interest costs. Effective October 1, 2025, we acquired our Third Party Platform. Such transactions have had a significant impact on our operating results for the year ended December 31, 2025, and will further impact our operating results in the future.

Comparison of the Years Ended December 31, 2025 and 2024

Total Self Storage Revenues

Total self storage related revenues for the years ended December 31, 2025 and 2024 were approximately $249.5 million and $219.0 million, respectively. The increase in total self storage revenues of approximately $30.5 million, or 14%, was primarily attributable to an increase in non same-store revenues of approximately $25.8 million, largely as a result of 17 property acquisitions during the year ended December 31, 2025, the operating results of which were not included during the year ended December 31, 2024. Additionally, our same-store revenues were up approximately $3.3 million, or approximately 1.6%, and our tenant protection program revenues across all of our stores were up approximately $1.5 million, or approximately 17.5%.

We expect self storage revenues to fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect our non same-store revenues to grow, given many of these properties were not owned for the full period.

Managed Platform Revenues

Managed Platform revenues for the years ended December 31, 2025 and 2024 was approximately $19.2 million and $11.4 million, respectively. This represents an increase of approximately $7.8 million. Approximately $2.9 million of the Managed Platform Revenues earned during the year ended December 31, 2025 were related to our newly acquired Third Party Platform. The remaining increase in Managed Platform revenues was also largely attributable to increased acquisition fees of approximately $2.3 million and, to a lesser extent, an increase in the other recurring revenues derived from the Managed REITs, generally commensurate with their growth, as compared to the same period in the prior year.

We expect Managed Platform revenues to increase next year as the Third Party Platform will contribute a full year of revenues and it will otherwise fluctuate commensurate with our Managed Platform’s increase in operations and assets under management, as well as additional reductions recorded to such revenue in connection with the Sponsor Funding Agreement.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the years ended December 31, 2025 and 2024 were approximately $12.5 million and $6.6 million, respectively. Such revenues consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $5.9 million was primarily related to our newly acquired Third Party Platform, which contributed approximately $3.8 million of the reimbursable costs from Managed Platform during the year ended December 31, 2025. The remaining increase in reimbursable costs from Managed Platform was attributable to growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to increase in future periods as a result of additional acquisitions by our Managed REITs and the inclusion of the Third Party Platform for a full period. We further expect reimbursable costs from Managed Platform to generally fluctuate commensurate with our Managed Platform’s increase in operations as we receive reimbursement for providing such services.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2025 and 2024 were approximately $86.4 million (or 35% of self storage revenue) and $70.7 million (or 32% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $15.7 million was largely attributable to increased property operating expenses of approximately $9.8 million related to our non same-store properties and an additional $3.6 million of stock based compensation and related costs due to the IPO Grant related to store level employees, and, to a lesser extent, increased property taxes, payroll costs and repairs and maintenance expenses at our same-store properties. The majority of the store level IPO Grants became fully vested on October 1, 2025.

The IPO Grant related to property operating expenses is fully vested; therefore, no further expense will be recorded prospectively. We expect property operating expenses to fluctuate commensurate with inflationary pressures, along with the timing and nature of any future acquisitions.

Managed Platform Expenses

Managed Platform expenses for the years ended December 31, 2025 and 2024 were approximately $9.8 million and $4.0 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed Platform. Managed Platform expenses increased by approximately $5.8 million as compared to the prior year.

Approximately $2.5 million of Managed Platform expenses during the year ended December 31, 2025 was related to our newly acquired Third Party Platform. The remaining increase in Managed Platform Expenses during the year ended December 31, 2025 was primarily related to approximately $2.1 million of stock compensation and related costs associated with our IPO Grant related to the management of the Managed REITs during the year ended December 31, 2025, and approximately $1.2 million of contract termination costs related to the termination of the Former Dealer Manager for our Managed REITs during the year ended December 31, 2025

We expect Managed Platform expenses to increase next year as the Third Party Platform will contribute a full year of expenses and it will otherwise fluctuate in future periods commensurate with our level of activity related to the Managed Platform.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the years ended December 31, 2025 and 2024 were approximately $12.5 million and $6.6 million, respectively. Such expenses consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $5.9 million was primarily related to our newly acquired Third Party

Platform, which contributed approximately $3.8 million of the reimbursable costs from Managed Platform during the year ended December 31, 2025. The remaining increase in reimbursable costs from Managed Platform was attributable to growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to increase in future periods as a result of additional acquisitions by our Managed REITs and the inclusion of the Third Party Platform for a full period. We further expect reimbursable costs from Managed Platform to generally fluctuate commensurate with our Managed Platform’s increase in operations as we receive reimbursement for providing such services.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2025 and 2024 were approximately $38.2 million and $29.9 million, respectively. Such expenses consisted primarily of compensation related costs, equity based compensation, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses of approximately $8.3 million was primarily attributable to increased stock and related compensation costs, which was in total approximately $6.1 million more compared to the prior period, inclusive of approximately $3.8 million related to the IPO Grant. The change was, to a lesser extent, also attributable to increased compensation costs and professional expenses.

During the year ended December 31, 2025, we incurred approximately $0.9 million related to our Underwritten Public Offering which was included in general and administrative expenses and were not capitalized as such costs were not directly attributable thereto, and were therefore included in general and administrative expense. Additionally, the 2025 costs also included approximately $0.6 million of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock. Certain of the general and administrative expenses incurred during the year ended December 31, 2024 relate to our filing of a registration statement on Form S-11 and our pursuit of a potential offering of our common stock, such amounts were expensed given the delay in our offering until 2025.

We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the years ended December 31, 2025 and 2024 were approximately $73.2 million and $56.1 million, respectively. Depreciation expense consisted primarily of depreciation on the buildings and site improvements at our properties. Intangible amortization expense primarily consisted of the amortization of our in place lease intangible assets resulting from our self storage acquisitions, and to a lesser extent, the amortization of the customer contracts and related relationships intangible asset recorded in connection with our acquisition of the Third Party Platform.

The increase in depreciation and intangible amortization expenses of approximately $17.1 million was primarily attributable to such expense incurred related to the acquisition of 17 wholly-owned properties, which were all acquired after December 31, 2024, as well as additional depreciation and amortization expense related to the eight properties we acquired during the year ended December 31, 2024.

Acquisition Expenses

Acquisition expenses for the years ended December 31, 2025 and 2024 were approximately $2.0 million and $0.4 million, respectively. These acquisition expenses were recognized in accordance with our capitalization policy. The increase in acquisition expenses of approximately $1.6 million was due to our increase in acquisition volume in the current period, including approximately $1.0 million of such expenses associated with our Third Party Platform Acquisition.

Contingent Earnout Adjustment

Contingent earnout adjustment for the year ended December 31, 2025 and 2024 was approximately $0.2 million and none, respectively. Such expense represents the adjustment to fair value of the contingent earnout established in connection with the Third Party Platform Acquisition. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information.

Gain on Disposition of Real Estate

Gain on disposition of real estate for the year ended December 31, 2025 and 2024 was approximately $0.3 million and none, respectively. Upon sale of the Murfreesboro property to SST X in October 2025, we recorded a gain of approximately $0.3 million in connection with our recovery of depreciation and amortization, which was previously recorded while we owned this property. Please see Note 3 – Real Estate Facilities of the Notes to the Consolidated Financial Statements for additional information.

Equity in Earnings (Losses) from Investments in Unconsolidated Real Estate Ventures

Losses from our equity method investments in unconsolidated real estate ventures for the years ended December 31, 2025 and 2024 were approximately $0.4 million and $1.4 million, respectively. Losses from our equity method investments in unconsolidated real estate ventures consisted primarily of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in Earnings (Losses) from Investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the years ended December 31, 2025 and 2024 were approximately $0.4 million and $1.4 million, respectively. Losses from our equity method investments in Managed REITs consisted primarily of our allocation of earnings and losses from our investments in SST VI and SSGT III.

Other, Net

Other, net for the years ended December 31, 2025 and 2024 was approximately $21,000 and $1.3 million, respectively, of expense. Other, net consisted primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency and interest rate hedges not designated for hedge accounting, and other miscellaneous items. The favorable variance was primarily attributable to business interruption insurance income recorded in connection with one of our properties, as well as a smaller loss on our interest rate derivatives in 2025 when compared to 2024. These favorable variances were offset by our foreign currency fluctuations, which represented a loss of approximately $0.8 million and a gain of approximately $1.6 million for the years ended December 31, 2025 and 2024, respectively.

Interest Income

Interest income for the years ended December 31, 2025 and 2024 was approximately $4.4 million and $3.2 million, respectively. Interest income included interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, and interest earned on cash held at financial institutions. The increase in interest income of $1.1 million was primarily related to increased lending to the Managed REITs.

We expect interest income from the Managed REITs to fluctuate commensurate with their level of borrowings, as well as changes to benchmark interest rates on such borrowings.

Interest Expense

Interest expense for the years ended December 31, 2025 and 2024 was approximately $59.9 million and $72.3 million, respectively. Interest expense included interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and the impact of any interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $12.4 million was primarily due to decreased borrowings as a result of certain of our Underwritten Public Offering proceeds being used to reduce our overall borrowings, as well as a lower average effective interest rate.

We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the years ended December 31, 2025 and 2024 was approximately $2.5 million, and $0.5 million , respectively. Loss on debt extinguishment for the year ended December 31, 2025 was primarily related to debt issuance costs written off in connection with a reduction in the total commitment on our Credit Facility from $700 million to $600 million, the pay-off of the 2027 NBC loan, the full repayment of the 2025 KeyBank Acquisition Facility, and the defeasance of our KeyBank Florida CMBS Loan, which were all completed during the year ended December 31, 2025. Loss on debt extinguishment for the year ended December 31, 2024 was related to unamortized debt issuance costs associated with our Former Credit Facility which were expensed in connection with its termination and the execution of the current Credit Facility during the year ended December 31, 2024.

Please see Note 7 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Income Tax (Expense) Benefit

Income tax expense for the years ended December 31, 2025 and 2024 was approximately $1.9 million and $1.5 million, respectively. Income tax expense consisted primarily of state, federal, and Canadian income tax. The increase in income tax expense of approximately $0.4 million was primarily due to increased operations and related tax expense at our Canadian properties.

We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results – Years Ended December 31, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024, excluding four other properties) for the years ended December 31, 2025 and 2024. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, development activity, properties impacted by casualty events, lease up properties or similar other such factors (dollars in thousands, except per occupied square foot amounts):

	Same-Store Facilities			Non Same-Store Facilities				Total
	2025	2024	% Change	2025		2024	% Change	2025	2024	% Change
Revenue (1)	$206,896	$203,590	1.6%	$32,872		$7,090	N/M	$239,768	$210,680	13.8%
Property operating expenses (2)	68,555	66,040	3.8%	13,424		3,661	N/M	81,979	69,701	17.6%
Net operating income	$138,341	$137,550	0.6%	$19,448		$3,429	N/M	$157,789	$140,979	11.9%

Number of facilities	149	149		29	(6)	13		178	162
Rentable square feet (3)	11,543,760	11,526,700		2,397,625		1,090,200		13,941,385	12,616,900
Average physical occupancy (4)	92.5%	92.2%	0.3%	87.5%		N/M	N/M	91.9%	92.1%	-0.2%
Annualized rent per occupied square foot (5)	$20.03	$19.98	0.3%	$21.63		N/M	N/M	$20.24	$19.84	2.0%

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
(3)
Of the total rentable square feet, parking represented approximately 1,095,000 square feet and 1,040,000 square feet as of December 31, 2025 and 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 970,000 square feet. Amount not in thousands.
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
(6)
Included in the 2025 non same-store data is a self storage facility located in Murfreesboro, Tennessee, consisting of approximately 62,100 square feet that was purchased on February 20, 2025, and sold to SST X on October 30, 2025.

Our same-store revenue increased by approximately $3.3 million, or approximately 1.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to an approximately 0.3% increase in average occupancy, an approximately 0.3% increase in annualized rent per occupied square foot and increased administrative and late fees. Property operating expenses increased by approximately 3.8%, primarily attributable to increased property taxes and payroll costs.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(1,737)	$(5,887)
Adjusted to exclude:
Tenant Protection Program revenue (1)	(9,748)	(8,296)
Tenant Protection Program related expense	802	983
IPO Grant (2)	3,584	—
Managed Platform revenue	(19,166)	(11,383)
Managed Platform expenses	9,843	3,982
General and administrative	38,211	29,948
Depreciation	63,226	55,175
Intangible amortization expense	9,974	935
Acquisition expenses	2,030	413
Losses from our equity method investments in unconsolidated real estate ventures	407	1,380
Losses from our equity method investments in Managed REITs	444	1,414
Other, net	21	1,282
Interest income	(4,368)	(3,247)
Interest expense	59,895	72,325
Contingent earnout adjustment	221	—
Loss on debt extinguishment	2,533	471
Gain on disposition of real estate	(284)	—
Income tax expense	1,901	1,484
Total net operating income	$157,789	$140,979

(1)
Approximately $8.3 million and $7.9 million of Tenant Protection Program revenue was earned at same-store facilities during the years ended December 31, 2025 and 2024, respectively, with the remaining approximately $1.5 million and $0.4 million earned at non same-store facilities during the years ended December 31, 2025 and 2024, respectively.
(2)
Stock compensation and related expense herein only includes such expense related to the Underwritten Public Offering that is included in property operating expense.

Comparison of the Years Ended December 31, 2024 and 2023

The results of operations and cash flows for the years ended December 31, 2024 compared to December 31, 2023 were included in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on March 12, 2025.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial metric promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”), that we believe is an appropriate supplemental measure to reflect our operating performance.

We define FFO consistent with the standards established by the White Paper on FFO approved by the board of governors of NAREIT (“the White Paper”). The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and real estate related asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, gains and losses from change in control are excluded from the determination of FFO. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition-related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, amortization of debt issuance costs, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on certain foreign exchange and interest rate derivatives not designated for hedge accounting, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

The following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to FFO (attributable to common stockholders and OP unit holders) and FFO, as adjusted (attributable to common stockholders and OP unit holders), for each of the periods presented below (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(1,737)	$(5,887)	$11,647
Other noncontrolling interests	(305)	(507)	(579)
Distributions to preferred stockholders	(3,567)	(12,758)	(12,500)
Less: Accretion - preferred equity costs	(3,644)	—	—
Adjustments:
Depreciation of real estate	61,986	53,975	52,620
Gain on disposition of real estate	(284)	—	—
Amortization of real estate related intangible assets	9,556	715	6,302
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	2,954	2,615	2,375
FFO (attributable to common stockholders and OP unit holders)	64,959	38,153	59,865
Other Adjustments:
Intangible amortization expense - contracts (1)	418	220	292
Acquisition-related expenses (2)	2,512	413	193
Acquisition expenses, amortization of debt issuance costs and foreign currency (gains) losses, net from unconsolidated entities	202	222	69
Loss due to hurricane (3)	—	500	—
Contingent earnout adjustment (4)	221	—	—
Accretion of fair market value of secured debt	719	120	13
Loss on extinguishment of debt (5)	2,533	471	—
Foreign currency and interest rate derivative losses (gains), net (6)	2,264	577	(178)
Transactional expenses (7)	2,422	330	792
IPO Grant (8)	9,458	—	—
Adjustment of deferred tax assets and liabilities (1)	1,046	845	(3,301)
Sponsor funding reduction (9)	1,052	844	34
Accretion - preferred equity costs (1)	3,644	—	—
Amortization of debt issuance costs (1)	4,080	4,115	2,728
FFO, as adjusted (attributable to common stockholders and OP unit holders) (10)	$95,530	$46,810	$60,507

(1)
These items represent the amortization, accretion, or adjustment of intangible assets, debt issuance costs, equity issuance costs, or deferred tax assets and liabilities.
(2)
This represents acquisition expenses associated with investments in real estate that were incurred prior to the acquisitions becoming probable and therefore not capitalized in accordance with our capitalization policy, as well as specific incremental acquisition-related expenses included in general and administrative in our consolidated statements of operations related to certain third party costs for completed acquisitions. This also includes costs associated with a one-time retention plan accrual of approximately $0.2 million, which was established on October 1, 2025 in connection with the Third Party Platform Acquisition. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements.
(3)
Such casualty loss relates to Hurricane Helene, which occurred in September 2024.
(4)
The contingent earnout adjustment represents the adjustment to fair value of the contingent earnout established in connection with the Third Party Platform Acquisition. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements.
(5)
The net loss associated with the extinguishment of debt includes prepayment penalties, defeasance costs, the write-off of unamortized deferred financing fees, and other fees incurred.
(6)
This represents the mark-to-market adjustment for certain of our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings. Changes in foreign currency related to our foreign equity investments not classified as long term under GAAP, along with transactions denominated in a currency other than the functional currency of the related entity, which includes both our 2028 Canadian Notes and our 2030 Canadian Notes. There was no adjustment during the year ended December 31, 2025 for the approximately $0.5 million of income received during the period related to the short term forward entered into and settled in the period to hedge interest rate movements related to the 2028 Canadian Notes. Changes in foreign currency related to our foreign equity investments not classified as long term are included in this adjustment.

(7)
Such costs incurred for the year ended December 31, 2025 primarily included: i) approximately $0.9 million related to our Underwritten Public Offering, but were not directly attributable thereto, and were therefore included in general and administrative in our consolidated statements of operations; ii) approximately $1.2 million of termination costs related to our Former Dealer Manager; and iii) approximately $0.6 million of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock and other similar minor amounts. Such costs in 2024 and 2023 relate to our filing of our registration statement on Form S-11 and the pursuit of the offering of our common stock, which was successfully completed in April 2025. As these items are non-recurring and not a primary driver in our decision-making process, FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.
(8)
The amounts adjusted for in the table above relate to the stock compensation expense and related employer tax liabilities recorded related to the equity grants issued in connection with the Underwritten Public Offering. FFO is adjusted for its effect to arrive at FFO, as adjusted, and was adjusted for this one-time grant as a means of determining a comparable sustainable operating performance metric.
(9)
Pursuant to the Sponsor Funding Agreement, SmartStop funded certain costs of SST VI's share sales, and in return receives Series C Units in Strategic Storage Operating Partnership VI, L.P. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed Platform revenue from SST VI over the remaining estimated term of the management contracts with SST VI. See Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.
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

FFO, as adjusted increased compared to the same period in the prior year primarily as a result of increased net operating income from our properties of approximately $16.8 million, reduced interest expense of approximately $12.4 million, reduced distributions to our preferred stockholders of approximately $9.2 million and, to a lesser extent, increases in income from both our Managed Platform and improvements related to certain of our investments.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	Change
Net cash flow provided by (used in):
Operating activities	$84,969	$64,027	$20,942
Investing activities	$(380,755)	$(180,938)	$(199,817)
Financing activities	$325,227	$94,816	$230,411

Cash flows provided by operating activities for the years ended December 31, 2025 and 2024 were approximately $85.0 million and $64.0 million, respectively. The increase of approximately $20.9 million in cash provided by our operating activities is primarily the result of an increase of approximately $29.0 million in net income when excluding the impact of non-cash items, largely due to an increase in net operating income and a reduction in interest expense. The aforementioned improvements were slightly offset by unfavorable changes in working capital of approximately $8.1 million.

Cash flows used in investing activities for the years ended December 31, 2025 and 2024 were approximately $380.8 million and $180.9 million, respectively, an increase of approximately $199.8 million. The net increase in cash used in investing activities primarily relates to approximately $152.0 million in net cash outflows used in the acquisition or development of real estate, net of real estate dispositions, and approximately $53.4 million of additional investments in our unconsolidated joint ventures and net debt and equity funding to the Managed REITs and DSTs during the year ended December 31, 2025 as compared to the same period in the prior year.

Cash flows provided by financing activities for the years ended December 31, 2025 and 2024 were approximately $325.2 million and $94.8 million, respectively, an increase of approximately $230.4 million. The net increase in cash provided by financing activities is primarily due to the net IPO proceeds of approximately $874.2 million, offset by the $200.0 million redemption of Series A Convertible Preferred Stock and net reductions in cash flows related to debt financing proceeds in the prior year and net repayments in the current year of approximately $442.3 million.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed Platform expenses, working capital, debt service payments, capital expenditures, property acquisitions, other strategic acquisitions and investments, property developments and improvements, investments related to our Managed Platform, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

In April 2022, we received our initial investment grade credit rating of BBB- from Kroll Bond Rating Agency, LLC (“Kroll”). In February 2025, we were put on a ratings watch; subsequent thereto, in July 2025, Kroll upgraded us to a credit rating of BBB/Stable. In addition, we received an initial credit rating from DBRS Morningstar in May 2025 of BBB with stable trends. We intend to maintain a credit rating on an annual basis.

Volatility in the debt and equity markets and continued and changes in treasury yields, interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. To the extent that there is uncertainty or deterioration in the debt and equity markets, or continued increases in treasury yields and interest rates, over an extended period of time, it could also potentially impact our liquidity over the long-term. If such events were to occur in the long-term, we would expect to access sources of capital available to us, such as proceeds from secured or unsecured financings from banks or other lenders, issuance of common equity in the public markets, issuance of other equity instruments, or additional public or private offerings. The information in this section should be read in conjunction with Note 7 – Debt and Note 14 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

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

The Series A Convertible Preferred Stock was redeemed on April 4, 2025. See Note 8 – Preferred Equity of the Notes to the Consolidated Financial Statements for more information.

Common Stock Distributions

On December 22, 2025, our board of directors approved a distribution amount for the month of January 2026 such that all holders of our outstanding common stock for the month of January will receive a distribution equal to $0.1359 per share, equivalent to an annualized distribution of $1.60 per share. The January 2026 distribution payable to each stockholder of record at the end of January was paid on or about February 13, 2026.

On January 29, 2026, our board of directors approved a distribution amount for the month of February 2026 such that all holders of our outstanding common stock for the month of February will receive a distribution equal to $0.1227 per share, equivalent to an annualized distribution of $1.60 per share. The February 2026 distribution payable to each stockholder of record at the end of February is expected to be paid on or about March 13, 2026.

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

Indebtedness

As of December 31, 2025, our net debt was approximately $1,098.2 million, which included approximately $1,044.5 million in fixed rate debt and $59.8 million in variable rate debt, less approximately $4.4 million in net debt issuance costs and approximately $1.7 million in net debt discount. As of December 31, 2025, we had outstanding approximately $608.3 million USD equivalent debt denominated in Canadian Dollars. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Additionally, we are party to a $160 million CAD term loan (the “RBC JV Term Loan III”) with Royal Bank of Canada (“RBC”) pursuant to which 10 of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). We and SmartCentres each serve as a recourse guarantor with respect to approximately $79.9 million CAD, or approximately $58.3 million USD, of the obligations outstanding as of December 31, 2025 under the RBC JV Term Loan III. See Note 6 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for our property operating expenses, general and administrative expenses, Managed Platform expenses, debt service payments, capital expenditures, property acquisitions, other strategic acquisitions and investments, investments in our Managed REITs, and distributions to our limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification.

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

Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. The expected timing of those outstanding principal payments are shown in the table below. The information in this section should be read in conjunction with Note 7 – Debt and Note 14 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

The following table presents the future principal payments required on outstanding debt as of December 31, 2025 (in thousands):

2026	$93,049
2027	104,003
2028	459,005
2029	104,289
2030	186,684
2031 and thereafter	157,338
Total payments	$1,104,368

As of December 31, 2025, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.7 million and $3.9 million during the years ended December 31, 2026, and 2027 respectively.

For cash requirements related to potential acquisitions currently under contract, see Note 3 – Real Estate Facilities and Note 6 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements.

Subsequent Events

See Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is foreign currency risk and, to a lesser extent, interest rate risk. We may enter into derivative financial instruments such as foreign currency forward derivatives in order to mitigate foreign currency risks. We have significant exposure related to the $700 million of Canadian Dollar denominated senior unsecured notes issued by our Operating Partnership. From an economic perspective, we believe the fair value of the net equity in our foreign subsidiaries generally acts as a partial natural hedge. However, from a U.S. GAAP perspective, we will experience foreign currency gains/losses related to changes in the Canadian Dollar. We have not and currently do not plan to enter into derivative or interest rate transactions for speculative purposes. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

As of December 31, 2025, our net debt was approximately $1,098.2 million, which included approximately $1,044.5 million in fixed rate debt and $59.8 million in variable rate debt, less approximately $4.4 million in net debt issuance costs and approximately $1.7 million in net debt discount. As of December 31, 2025, we had outstanding approximately $608.3 million USD equivalent debt denominated in Canadian Dollars. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of December 31, 2024, our net debt was approximately $1,317 million, which included approximately $556 million in fixed rate debt, and $766 million in variable rate debt, less approximately $3.4 million in net debt issuance costs and approximately $1.6 million in net debt discount. As of December 31, 2024, we had outstanding approximately $128.0 USD equivalent debt denominated in Canadian Dollars.

Changes in interest rates have different impacts on fixed and variable debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, would decrease future earnings and cash flows by approximately $0.6 million annually.

We have foreign exchange risk related to our Canadian dollar denominated debt issued by our Operating Partnership. Based on the balances as of December 31, 2025, an assumed 1%, 5% and 10% adverse change to foreign exchange rates on such debt would result in an immediate non-cash translation loss of approximately $5.1 million, $25.5 million and $51.1 million, respectively, recorded to other, net in our consolidated statements of operations.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of December 31, 2025 (dollars in thousands):

	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt (1)	$93,049	$44,177	$459,005	$104,289	$186,684	$157,338	$1,044,542
Average interest rate (1)	4.34%	4.36%	4.44%	4.18%	4.30%	N/A
Variable rate debt (1)	$—	$59,826	$—	$—	$—	$—	$59,826
Average interest rate (1)	5.37%	5.37%	N/A	N/A	N/A	N/A

(1)
The interest rates for fixed rate debt was calculated based upon the contractual rate and the interest rates on variable rate debt was calculated based on the rate in effect on December 31, 2025, excluding the impact of interest rate derivatives. Debt denominated in a foreign currency has been converted based on the rate in effect as of December 31, 2025.

As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

Currently, our only foreign exchange rate risk comes from the Canadian Dollar (“CAD”) due primarily to our Canadian properties and Canadian denominated debt financing. With respect to the Canadian debt issued and serviced by our Canadian properties, the properties generate all of their revenues and expend essentially all of their operating expenses, including third party CAD-denominated debt service costs as applicable, thus significantly reducing the foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth below beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily are required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of no longer than one year from the date of the acquisition. We completed the acquisition of Argus effective October 1, 2025. As the acquisition occurred during the fourth quarter of 2025, management excluded Argus from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Argus constituted approximately 1% of our consolidated total assets and 2% of our consolidated total revenues as of and for the year ended December 31, 2025. Management will include Argus as a part of management’s next assessment of internal control over financial reporting as of December 31, 2026. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for further discussion of the Argus acquisition.

Attestation Report of the Independent Registered Public Accounting Firm

BDO USA, P.C., an independent registered public accounting firm, has audited our consolidated financial statements and has issued the following report on the effectiveness of our internal control over financial reporting:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SmartStop Self Storage REIT, Inc.

Ladera Ranch, California

Opinion on Internal Control over Financial Reporting

We have audited SmartStop Self Storage REIT, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying Item 9A, Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Argus Professional Storage Management, LLC (“Argus”), which was acquired on October 1, 2025, and which is included in the consolidated balance sheets of the Company as of December 31, 2025, and the related consolidated statements of operations, comprehensive income (loss), equity and temporary equity, and cash flows for the year then ended. Argus constituted 1% total assets as of December 31, 2025 and 2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Argus because of the timing of the acquisition which was completed on October 1, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Argus.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.

Costa Mesa, California

February 27, 2026

ITEM 9B. OTHER INFORMATION

For the year ended December 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the three months ended December 31, 2025, David Mueller, one of our directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This trading arrangement was adopted on December 15, 2025, pursuant to which Mr. Mueller intends to sell 425 shares of our Common Stock on or about the 16th of each month beginning on March 16, 2026 and ending on February 16, 2027. The transactions that occur under the trading arrangement, if any, will be subject to the terms and conditions set forth therein. Other than Mr. Mueller, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our 2022 Long-Term Incentive Plan (the “Plan”) as of December 31, 2025, under which we are able to issue various forms of equity based compensation.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,443,166
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,443,166

(1)
The total number of shares of stock reserved for issuance under the Plan is 2,500,000 shares in the aggregate, less amounts already issued under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

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
See (a) 2 above.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SmartStop Self Storage REIT, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartStop Self Storage REIT, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Real Estate Purchase Price Allocations

As described in Note 3 of the Company’s consolidated financial statements, the Company completed the acquisition of 17 self-storage properties for approximately $332.2 million during the year ended December 31, 2025. As described in Note 2 of the consolidated financial statements, the Company allocates the purchase price of an asset acquisition to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values as of the acquisition date. The fair values of these assets and liabilities were determined as of the acquisition dates using multiple valuation techniques.

We identified the estimation of the fair values of the land and buildings used in the real estate purchase price allocations as a critical audit matter because of the level of judgment required to estimate the fair values of the acquired land and buildings that utilize multiple valuation techniques. Auditing the fair value measurements involved especially subjective auditor judgments due to the nature and extent of audit effort required, including the use of personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:

•
Reading the purchase and sale agreements and other closing documents to understand the terms of the transactions.
•
Testing the completeness and accuracy of certain property data supporting certain assumptions and estimates utilized in the valuation models by comparing to source documents.
•
Utilizing personnel with specialized knowledge and skills in valuation to assess the valuation methods used by the Company.
•
To test the fair value of the buildings, comparing significant assumptions used in the income approach to market data and, for certain of the comparisons, utilizing personnel with specialized knowledge and skills in valuation to compare assumptions used to market data.
•
To test the fair value of land, utilizing personnel with specialized knowledge and skills in valuation by assessing the appropriateness of management’s selected comparable land sales utilized in the market approach by evaluating market data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Costa Mesa, California

February 27, 2026

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Real estate facilities:
Land	$541,330	$480,539
Buildings	1,782,894	1,516,095
Site improvements	103,139	94,562
	2,427,363	2,091,196
Accumulated depreciation	(366,447)	(305,132)
	2,060,916	1,786,064
Construction in process	6,443	9,503
Real estate facilities, net	2,067,359	1,795,567
Cash and cash equivalents	54,224	23,112
Restricted cash	5,144	6,189
Investments in unconsolidated real estate ventures (Note 6)	36,694	38,797
Investments in and advances to Managed REITs	130,961	57,722
Deferred tax assets	3,182	4,310
Other assets, net	27,188	33,538
Intangible assets, net of accumulated amortization	18,358	6,766
Trademarks, net of accumulated amortization	15,700	15,700
Goodwill	69,974	53,643
Debt issuance costs, net of accumulated amortization	3,388	6,723
Total assets	$2,432,172	$2,042,067
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$1,098,248	$1,317,435
Accounts payable and accrued liabilities	38,646	38,113
Due to affiliates	—	362
Distributions payable	8,796	9,257
Deferred tax liabilities	6,559	5,954
Total liabilities	1,152,249	1,371,121
Commitments and contingencies (Note 14)
Redeemable common stock	—	62,042
Preferred stock, $0.001 par value; 50,000,000 and 200,000,000 shares authorized at December 31, 2025 and 2024, respectively:
Series A Convertible Preferred Stock, $0.001 par value; 0 and 200,000 shares authorized at December 31, 2025 and 2024, respectively; 0 and 200,000 shares issued and outstanding at December 31, 2025 and 2024, respectively, with aggregate liquidation preferences of $0 and $203,400 at December 31, 2025 and 2024, respectively	—	196,356
Equity:
SmartStop Self Storage REIT, Inc.:
Common Stock, $0.001 par value; 141,250,000 shares and 0 shares authorized at December 31, 2025 and 2024, respectively; 55,359,250 shares and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	55	—
Class A Common Stock, $0.001 par value; 31,250,000 shares and 350,000,000 shares authorized at December 31, 2025 and 2024, respectively; 0 and 21,970,817 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	89
Class T Common Stock, $0.001 par value; 2,500,000 shares and 350,000,000 shares authorized at December 31, 2025 and 2024, respectively; 0 and 2,038,466 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	8
Additional paid-in capital	1,837,194	895,118
Distributions	(463,165)	(382,160)
Accumulated deficit	(194,407)	(185,649)
Accumulated other comprehensive income (loss)	733	(1,708)
Total SmartStop Self Storage REIT, Inc. equity	1,180,410	325,698
Noncontrolling interests in our Operating Partnership	99,513	86,470
Other noncontrolling interests	—	380
Total noncontrolling interests	99,513	86,850
Total equity	1,279,923	412,548
Total liabilities, temporary equity and equity	$2,432,172	$2,042,067

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Self storage rental revenue	$238,501	$209,579	$206,494
Ancillary operating revenue	11,014	9,397	8,827
Managed Platform revenue	19,166	11,383	11,906
Reimbursable costs from Managed Platform	12,460	6,647	5,765
Total revenues	281,141	237,006	232,992
Operating expenses:
Property operating expenses	86,364	70,684	65,363
Managed Platform expenses	9,843	3,982	3,365
Reimbursable costs from Managed Platform	12,460	6,647	5,764
General and administrative	38,211	29,948	27,452
Depreciation	63,226	55,175	53,636
Intangible amortization expense	9,974	935	6,594
Acquisition expenses	2,030	413	193
Contingent earnout adjustment	221	—	—
Total operating expenses	222,329	167,784	162,367
Gain on disposition of real estate	284	—	—
Income from operations	59,096	69,222	70,625
Other (expense) income:
Equity in losses from investments in unconsolidated real estate ventures	(407)	(1,380)	(1,625)
Equity in losses from investments in Managed REITs	(444)	(1,414)	(1,273)
Other, net	(21)	(1,282)	(231)
Interest income	4,368	3,247	3,360
Interest expense	(59,895)	(72,325)	(61,805)
Loss on debt extinguishment	(2,533)	(471)	—
Income tax (expense) benefit	(1,901)	(1,484)	2,596
Net (loss) income	(1,737)	(5,887)	11,647
Net loss (income) attributable to noncontrolling interests	190	266	(1,893)
Less: Distributions to preferred stockholders	(3,567)	(12,758)	(12,500)
Less: Accretion- preferred equity costs	(3,644)	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	$(8,758)	$(18,379)	$(2,746)
Net loss per Common Stock, Class A & Class T share:
Basic	$(0.20)	$(0.78)	$(0.13)
Diluted	$(0.20)	$(0.78)	$(0.13)
Weighted average Common Stock, Class A & Class T shares outstanding:
Basic	47,299,813	24,139,414	24,201,985
Diluted	47,299,813	24,139,414	24,201,985

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(1,737)	$(5,887)	$11,647
Other comprehensive income (loss):
Foreign currency translation adjustment	1,484	(3,915)	1,481
Foreign currency hedge contract (losses) gains	(498)	3,617	(1,066)
Interest rate swap and cap contract gains (losses)	1,607	(2,606)	(3,594)
Other comprehensive income (loss)	2,593	(2,904)	(3,179)
Comprehensive income (loss)	856	(8,791)	8,468
Comprehensive loss (income) attributable to noncontrolling interests:
Comprehensive loss (income) attributable to noncontrolling interests	38	615	(1,522)
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$894	$(8,176)	$6,946

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Amounts in thousands, except share and per share data)

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2022	22,213,364	$89	2,021,388	$8	$894,284	$(266,152)	$(164,524)	$3,655	$467,360	$94,460	$561,820	$196,356	$76,578
Offering costs	—	—	—	—	(10)	—	—	—	(10)	—	(10)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(4,356)	—	—	—	(247)	—	—	—	(247)	—	(247)	—	—
Changes to redeemable common stock	—	—	—	—	(17,636)	—	—	—	(17,636)	—	(17,636)	—	17,636
Redemptions of common stock	(290,071)	(1)	(22,096)	—	—	—	—	—	(1)	—	(1)	—	(22,937)
Issuance of restricted stock, net of forfeitures	10,642	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($2.40 per share)	—		—	—	—	(58,039)	—	—	(58,039)	—	(58,039)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(8,298)	(8,298)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(588)	(588)	—	—
Issuance of shares for distribution reinvestment plan	260,705	1	29,165	—	17,635	—	—	—	17,636	—	17,636	—	—
Equity based compensation expense	—	—	—	—	831	—	—	—	831	4,427	5,258	—	—
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(2,746)	—	(2,746)	—	(2,746)	—	—
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	1,314	1,314	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	579	579	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,307	1,307	174	1,481	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	(941)	(941)	(125)	(1,066)	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(3,174)	(3,174)	(420)	(3,594)	—	—
Balance as of December 31, 2023	22,190,284	$89	2,028,457	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277

See notes to consolidated financial statements.

	Common Stock
	Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2023	22,190,284	$89	2,028,457	$8	$894,857	$(324,191)	$(167,270)	$847	$404,340	$91,523	$495,863	$196,356	$71,277
Offering costs	—	—	—	—	(144)	—	—	—	(144)	—	(144)	—	—
Tax withholding (net settlement) related to vesting of restricted stock	(3,829)	—	—	—	(219)	—	—	—	(219)	—	(219)	—	—
Changes to redeemable common stock	—	—	—	—	(20,667)	—	—	—	(20,667)	—	(20,667)	—	20,667
Issuance of noncontrolling interest in SST VI advisor	—	—	—	—	—	—	—	—	—	330	330	—	—
Redemptions of common stock	(529,936)	(2)	(24,929)	—	—	—	—	—	(2)	—	(2)	—	(29,902)
Issuance of restricted stock, net of forfeitures	10,163	1	—	—	—	—	—	—	1	—	1	—	—
Distributions ($2.40 per share)	—	—	—	—	—	(57,969)	—	—	(57,969)	—	(57,969)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(8,529)	(8,529)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	(492)	(492)	—	—
Issuance of shares for distribution reinvestment plan	304,135	1	34,938	—	20,666	—	—	—	20,667	—	20,667	—	—
Equity based compensation expense	—	—	—	—	625	—	—	—	625	4,633	5,258	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	(18,379)	—	(18,379)	—	(18,379)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	(773)	(773)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	507	507	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,444)	(3,444)	(471)	(3,915)	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	3,182	3,182	435	3,617	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	(2,293)	(2,293)	(313)	(2,606)	—	—
Balance as of December 31, 2024	21,970,817	$89	2,038,466	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042

See notes to consolidated financial statements.

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2024	—	$—	21,970,817	$89	2,038,466	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042
Issuance of shares in Underwritten Public Offering	31,050,000	31	—	—	—	—	931,469	—	—	—	931,500	—	931,500	—	—
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(57,637)	—	—	—	(57,637)	—	(57,637)	—	—
Par value adjustment due to Reverse Stock Split	—	—	—	(67)	—	(6)	73	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	(5,233)	—	334,162	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of shares for distribution reinvestment plan	—	—	50,911	—	5,680	—	3,452	—	—	—	3,452	—	3,452	—	—
Tax withholding (net settlement redemption) related to vesting of restricted stock	(74,064)	—	(3,362)	—	—	—	(3,042)	—	—	—	(3,042)	—	(3,042)	—	—
Fractional share redemption	—	—	(7,158)	—	(969)	—	(290)	—	—	—	(290)	—	(290)	—	—
Conversion of Class A and Class T Common Stock	24,388,547	24	(22,345,370)	(22)	(2,043,177)	(2)	—	—	—	—	—	—	—	—	—
Issuance of Operating Partnership units in connection with the Third Party Platform Acquisition	—	—	—	—	—	—	—	—	—	—	—	11,858	11,858	—	—
Changes to redeemable common stock	—	—	—	—	—	—	62,042	—	—	—	62,042	—	62,042	—	(62,042)
Distributions ($1.80 per share)	—	—	—	—	—	—	—	(81,005)	—	—	(81,005)	—	(81,005)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(7,325)	(7,325)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(365)	(365)	—	—
Equity based compensation expense	—	—	—	—	—	—	7,473	—	—	—	7,473	9,150	16,623	—	—
Repurchase of noncontrolling interest in SST VI advisor	—	—	—	—	—	—	(1,530)	—	—	—	(1,530)	(320)	(1,850)	—	—
Repurchase of noncontrolling interest in our Operating Partnership	—	—	—	—	—	—	66	—	—	—	66	(297)	(231)	—	—
Redemption of Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(196,356)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(8,758)	—	(8,758)	—	(8,758)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(495)	(495)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	305	305	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,393	1,393	91	1,484	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	—	—	(476)	(476)	(22)	(498)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	—	—	1,524	1,524	83	1,607	—	—
Balance as of December 31, 2025	55,359,250	$55	—	$—	—	$—	$1,837,194	$(463,165)	$(194,407)	$733	$1,180,410	$99,513	$1,279,923	$—	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,737)	$(5,887)	$11,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,200	56,110	60,230
Change in deferred tax assets and liabilities	1,046	845	(3,301)
Accretion of fair market value adjustment of secured debt	717	120	13
Amortization of debt issuance costs	3,904	4,115	2,728
Equity based compensation expense	16,623	5,258	5,258
Non-cash adjustment - equity method investments in unconsolidated real estate ventures	407	1,380	1,625
Non-cash adjustment - equity method investments in Managed REITs	995	1,414	1,694
Accretion of financing fee revenues	(399)	(181)	(664)
Contingent earnout adjustment	221	—	—
Unrealized foreign currency and derivative (gains) losses	(2,319)	2,092	(1,035)
Loss on debt extinguishment	2,533	471	—
Issuance of noncontrolling interest in SST VI advisor	—	330	—
Sponsor funding reduction	1,052	844	34
Gain on disposition of real estate	(284)	—	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	141	(639)	958
Managed REITs receivables and other	(5,135)	(10,049)	(2,751)
Due to affiliates	(359)	(54)	6
Accounts payable and accrued liabilities	(5,637)	7,858	(3,251)
Net cash provided by operating activities	84,969	64,027	73,191
Cash flows from investing activities:
Third Party Platform Acquisition, net of cash acquired	(8,057)	—	—
Purchase of real estate	(304,141)	(146,360)	(15,617)
Net proceeds from the disposition of real estate	7,872	—	—
Additions to real estate and construction in process	(13,598)	(11,464)	(10,466)
Insurance proceeds on insured property damage	4,188	500	1,726
Deposits on acquisitions	(543)	(3,822)	(753)
Settlement of foreign currency hedges designated for hedge accounting	1,065	1,939	2,851
Capital distributions from Managed REITs	616	616	597
Investments in unconsolidated real estate ventures	(7,356)	(8,890)	(9,517)
Capital distributions from unconsolidated real estate ventures	11,021	1,816	1,321
Funding of loans - SSGT III and SSGT III sponsored DSTs	(84,818)	(27,000)	(16,000)
Repayment of loans - SSGT III and SSGT III sponsored DSTs	55,919	21,023	29,500
Funding of loans - SST VI	(2,000)	(8,000)	(30,000)
Repayment - SST VI loans	—	—	50,000
SST VI preferred equity investment	(34,650)	—	(15,000)
SST VI preferred equity investment redemption	—	—	15,000
SST X preferred equity investment	(1,782)	—	—
Purchase of SST VI Subordinated Class C Units	(658)	(1,217)	(3,197)
Purchase of other assets	(73)	(79)	(183)
Purchase of other investments	(4,760)	—	—
Redemption of other investments	1,000	—	—
Net cash (used in) provided by investing activities	(380,755)	(180,938)	262
Cash flows from financing activities:
Gross proceeds - Underwritten Public Offering	931,500	—	—
Offering costs	(57,281)	(144)	(11)
Gross proceeds - issuance of Canadian Notes	511,462	—	—
Gross proceeds - issuance of non-credit facility debt	74,800	175,440	80,149
Repayment - non-credit facility debt	(278,880)	(20,000)	(12,017)
Scheduled principal payments on non-credit facility debt	(2,900)	(3,524)	(2,639)
Proceeds from issuance of credit facility debt	320,000	669,950	135,000
Repayment of credit facility debt	(875,005)	(623,808)	(184,512)
Debt issuance costs	(3,033)	(10,076)	(871)
Debt defeasance costs	(754)	—	—
Payment of payroll withholding tax on stock vesting	(3,042)	(219)	(247)
Redemptions of noncontrolling interests in our OP	(230)	—	—
Redemption of Series A Convertible Preferred Stock	(200,000)	—	—
Redemption of fractional common shares	(290)	—	—
Redemption of common stock	—	(33,845)	(18,992)
Repurchase of noncontrolling interest in SST VI advisor	(1,850)	—	—
Distributions paid - preferred stockholders	(6,967)	(12,509)	(12,500)
Distributions paid - common stockholders	(74,832)	(37,377)	(40,598)
Distributions paid - noncontrolling interests in our OP	(7,106)	(8,606)	(8,273)
Distributions paid - other noncontrolling interests	(365)	(466)	(588)
Net cash provided by (used in) financing activities	325,227	94,816	(66,099)
Impact of foreign exchange rate changes on cash and restricted cash	626	(2,031)	35
Change in cash, cash equivalents, and restricted cash	30,067	(24,126)	7,389
Cash, cash equivalents, and restricted cash beginning of year	29,301	53,427	46,038
Cash, cash equivalents, and restricted cash end of year	$59,368	$29,301	$53,427

SMARTSTOP SELF STORAGE REIT, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$56,453	$66,007	$55,647
Cash paid for income taxes	$470	$298	$407
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$3,452	$20,667	$17,636
Distributions payable	$8,796	$9,257	$9,156
Real estate and construction in process included in accounts payable and accrued liabilities	$884	$873	$433
Acquisition of real estate with loans payable	$25,326	$40,740	$—
Deposit applied to the purchase of real estate	$2,745	$—	$400
Redemption of common stock included in accounts payable and accrued liabilities	$—	$—	$3,945
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$1,098	$—	$1,195
Intangible assets applied to the purchase of real estate	$—	$—	$8,370

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1. Organization

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries. Our Common Stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SMA” on April 2, 2025.

We acquire and own self storage facilities; we operate the self storage facilities owned by us, we also operate the properties owned by the entities sponsored by us and, as of October 1, 2025, owned by third parties. As of December 31, 2025, our wholly-owned portfolio consisted of 177 operating self storage properties diversified across 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin), the District of Columbia, and Canada comprising approximately 122,000 units and 13.9 million net rentable square feet. Additionally, we owned a 50% equity interest in 13 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and three properties which were being developed into self storage properties as of December 31, 2025.

Further, through our Managed Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT launched in January 2025, (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). We manage the properties owned by the Managed REITs. Inclusive of the properties owned by the Managed REITs and the properties owned by Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs, in total, as of December 31, 2025, we managed 52 of such operating self storage properties, consisting of approximately 41,000 units and 4.5 million rentable square feet.

Effective October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition for additional information. As such, as of December 31, 2025, we managed an additional 221 of such properties, consisting of more than approximately 98,000 units and 15.9 million rentable square feet (the “Third Party Platform”). The Third Party Platform, the Managed REITs, and the other properties operated by us as mentioned above, are referred to as the “Managed Platform.”

In total, as of December 31, 2025, we managed 273 operating self storage properties, which we did not own, consisting of approximately 140,000 units and 20.4 million rentable square feet through our Managed Platform.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of December 31, 2025, we owned approximately 94% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 6% of the common units are owned by current and former employees/executives, current and former board members, the previous owners of Argus (as defined further below), or indirectly by Strategic Asset Management I, LLC (f/k/a SmartStop Asset Management, LLC), our former sponsor (“SAM”), its affiliates, and select other unaffiliated third parties. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Immediately after the Reverse Stock Split, we reclassified and designated 225,000,000 authorized but unissued shares of Class A Common Stock and 340,000,000 authorized but unissued shares of Class T Common Stock as authorized but unissued shares of common stock, $0.001 par value per share (the “Reclassification”), without any designation as to class or series. As a result, the Company had 565,000,000 shares of unclassified common stock, $0.001 par value per share, authorized but unissued.

On April 1, 2025 we executed our underwriting agreement, and on April 3, 2025, we closed our registered underwritten public offering (the “Underwritten Public Offering”) of 27,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”), at an initial price of $30.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on Form S-11 (File No. 333-264449) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”). The underwriters also exercised an overallotment option to purchase 4,050,000 additional shares of Common Stock on April 3, 2025. Certain of our directors, officers, and employees, and friends and family members of certain of our directors, officers, and employees were able to and did purchase shares through us or our underwriters at the public offering price of $30.00 per share. Under this program, officers and directors purchased 31,500 shares. All of these shares purchased in the Underwritten Public Offering are listed on the NYSE under the ticker symbol “SMA.” The gross and net proceeds received on April 3, 2025 were approximately $931.5 million and $875.6 million, respectively.

On June 12, 2025, we filed Articles of Amendment to our charter to decrease our total number of authorized shares of stock from 900,000,000 to 225,000,000. As a result of such decrease, our authorized shares of stock consist of: (i) 175,000,000 shares of common stock, $0.001 par value per share, of which 31,250,000 shares were designated as Class A Common Stock, 2,500,000 shares were designated as Class T Common Stock, and 141,250,000 were common stock without designation as to class or series; and (ii) 50,000,000 shares of preferred stock, $0.001 par value per share.

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

In November 2016, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $100.9 million in shares under our distribution reinvestment plan. On May 14, 2024, we filed a new Registration Statement on Form S-3 with the SEC which registered up to an additional 1,125,000 shares of Class A Common Stock and 125,000 shares of Class T Common Stock under our distribution reinvestment plan (our “DRP Offering”).

On May 1, 2025, we terminated our distribution reinvestment plan. As of such date, we had sold approximately 2.7 million shares of Class A Common Stock and approximately 0.3 million shares of Class T Common Stock through our distribution reinvestment plan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Reverse Equity Splits

As applicable and unless otherwise indicated, the consolidated financial statements and accompanying footnotes for all periods presented give effect to the retrospective effect to the Reverse Equity Splits as described above in Note 1 – Organization.

Underwritten Public Offering Costs

As of December 31, 2024, deferred costs pertaining to our Underwritten Public Offering were recorded in other assets, net in our consolidated balance sheets. Such costs were offset against the Underwritten Public Offering proceeds along with other such costs incurred subsequent to December 31, 2024 and were all reclassified to additional paid-in capital in our consolidated balance sheets in connection with the consummation of the Underwritten Public Offering. We incurred other transaction costs related to our Underwritten Public Offering activities that were not directly attributable to our equity raise, and therefore were not capitalized; such costs were included within the general and administrative expenses line item in our consolidated statements of operations.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

As of December 31, 2025 and 2024, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, our Nantucket Joint Venture (as defined below), and our equity investments in the Managed REITs, which are all accounted for under the equity method of accounting, as we are not the primary beneficiary thereof and do not consolidate (see Note 6 – Investments in Unconsolidated Real Estate Ventures and Note 12 – Related Party Transactions for additional information). Our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III and SST X are consolidated.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments and recorded in our consolidated statements of operations.

Investments in and Advances to Managed REITs

As of December 31, 2025 and 2024, we owned equity and debt investments in the Managed REITs; such amounts are included in investments in and advances to Managed REITs in our consolidated balance sheets. We account for the equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

We record the interest and related financing fees on our debt investments on the accrual basis and such income is included in interest income in our consolidated statements of operations. While we do make loans periodically, we do not consider that to be part of our primary operating activity, and therefore do not report income from loans as operating income.

See Note 12 – Related Party Transactions for additional information.

Noncontrolling Interests in Consolidated Entities

We have accounted for the noncontrolling interests in our Operating Partnership, our Tenant Protection Programs joint ventures with SST VI, SSGT III, and SST X, and, until June 18, 2025 (i.e. the redemption date of such noncontrolling interests in the SST VI advisor), the noncontrolling interests in the SST VI advisor, in accordance with the related accounting guidance.

Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in the SST VI, SSGT III, and SST X Tenant Protection Programs and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include that of acquisition valuation and the allocation of purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, and the evaluation of potential impairment of indefinite and long-lived assets and goodwill.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash and cash equivalents in financial institutions in excess of insured limits. In an effort to mitigate this risk, we generally invest in or through major financial institutions.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $13.7 million, $6.5 million, and none in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2025, 2024, and 2023, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2025, 2024, and 2023, our property acquisitions did not meet the definition of a business. To date, our property acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition costs are capitalized rather than expensed.

During the years ended December 31, 2025, 2024, and 2023 we expensed approximately $1.0 million, $0.4 million, and $0.2 million, respectively, of asset acquisition costs that did not meet our capitalization policy during the respective periods.

During the year ended December 31, 2025, we expensed approximately $1.0 million of acquisition costs related to the Third Party Platform Acquisition, which closed on October 1, 2025 and was accounted for as a business combination. See Note 4 – Third Party Platform Acquisition for additional information.

Intangible Assets Valuation

In connection with the acquisition of the Third Party Platform, we allocated a portion of the consideration to an intangible asset related to the property management contracts and the related customer relationships. We are amortizing such intangible asset on a straight-line basis over the estimated benefit period of the property management contracts and related customer relationships. We evaluate such intangible asset for impairment when an event occurs or circumstances change that

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

indicate the carrying value may not be recoverable. In such an event, an impairment charge would be recognized and the intangible asset would be marked down to its fair value.

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the years ended December 31, 2025 and 2023, no real property asset impairment losses were recognized. For the year ended December 31, 2024, we recorded a casualty loss in connection with damage to one of our wholly-owned properties caused by Hurricane Helene.

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

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 12 – Related Party Transactions), which occurred in 2019. Additionally, we recorded goodwill in connection with our Third Party Platform Acquisition (see Note 4 – Third Party Platform Acquisition for additional information). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual assessments, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges to goodwill were recognized for the years ended December 31, 2025, 2024 or 2023.

Trademarks Valuation

In connection with the Self Administration Transaction (as defined in Note 12 – Related Party Transactions), we recorded the fair value associated with the two primary trademarks acquired therein.

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

As of December 31, 2025 and 2024, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark. During the year ended December 31, 2024, the “Strategic Storage®” trademark, a definite lived trademark, became fully amortized.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Revenue Recognition

Self Storage Operations

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets, and contractually due but unpaid rent is included in other assets in our consolidated balance sheets.

In accordance with ASC 842, we review the collectability of lease payments on an ongoing basis. We consider collectability indicators when analyzing accounts receivable and historical bad debt levels, including current economic trends, all of which assist in evaluating the probability of outstanding and future rental income collections.

Additionally, we earn ancillary revenue from fees we receive related to providing tenant insurance or tenant protection plans to customers at our properties through our Tenant Protection Programs, and to a lesser extent, through the sale of various moving and packing supplies such as locks and boxes. We recognize such revenue in ancillary operating revenue in our consolidated statements of operations as the services are performed and as the goods or services are delivered.

Managed Platform

As applicable, we earn property management and asset management revenue, pursuant to the respective property management and advisory agreement contracts, in connection with providing services to the Managed REITs and from the owners of the properties we manage on our Third Party Platform. We have determined under ASC 606 – Revenue from Contracts with Customers (“ASC 606”), that the performance obligation for the property management services and asset management services are satisfied as the services are rendered. While we are compensated for our services on a monthly basis, these services represent a series of distinct daily services in accordance with ASC 606. Such revenue is recorded in Managed Platform revenue in our consolidated statements of operations.

The Managed REITs’ advisory agreements also provide for reimbursement to us of certain costs of providing administrative and management services to the Managed REITs. These reimbursements include costs incurred in relation to organization and offering services provided to the Managed REITs and include the reimbursement of salaries, bonuses, and other expenses related to benefits paid to our employees while performing services for the Managed REITs. The Managed REITs’ and the Third Party Platform’s property management agreements also provide reimbursement to us for the property manager’s costs of managing the properties. Reimbursable costs include wages and salaries and other expenses that relate to benefits that arise in operating, managing and maintaining the related properties.

Under ASC 606, direct reimbursement of such costs does not represent a separate performance obligation from our obligation to perform property management and asset management services. The reimbursement income is considered variable consideration, and is recognized as the costs are incurred, subject to limitations on the Managed Platform’s ability to incur offering costs or limitations imposed by the advisory agreements. We have elected to separately record such revenue in reimbursable costs from Managed Platform in our consolidated statements of operations.

Additionally, we earn revenue in connection with our Tenant Protection Programs joint ventures with our Managed REITs. We also earn development and construction management revenue from certain services we provide in connection with the project design, coordination and oversight of development and certain capital improvement projects undertaken by the Managed REITs and certain properties we manage through our Third Party Platform. We recognize such revenue in Managed Platform revenue in our consolidated statements of operations, as the services are performed or delivered. See Note 12 – Related Party Transactions for additional information regarding revenue generated from our Managed Platform.

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of our Operating Partnership, entered into a sponsor funding agreement (the “Sponsor Funding Agreement”), with SST VI and Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”) in connection with certain changes to the public offering of SST VI and as of June 30, 2025, such agreement was terminated (see Note 12 – Related Party Transactions for additional information).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Subsequent to SST VI declaring their estimated net asset value of $10.00 per share, the number of Series C Units SmartStop received in exchange for funding the front-end sales load of the sale of SST VI's Class Y and Class Z shares was calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such Class Y and Z shares.

In accordance with ASC 606, the amount by which our funding exceeded the fair value of the Series C Units received was accounted for as a payment to a customer and was therefore recorded as a reduction to the transaction price for the services we provide to such customer. Each payment was initially included in other assets, net in our consolidated balance sheets and is subsequently being recorded as a reduction of Managed Platform revenue ratably over the remaining estimated life of our management contracts with SST VI. Below is a summary of the portion of sponsorship funding payments which exceeded the fair value of the Series C Units received, and was recorded pursuant to ASC 606 as described above (in thousands):

Balance as of December 31, 2023	$3,493
Amounts incurred	1,210
Recorded sponsor funding reduction	(844)
Balance as of December 31, 2024	$3,859
Amounts incurred	384
Recorded sponsor funding reduction	(1,052)
Balance as of December 31, 2025	$3,191

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2025 and 2024, approximately $0.7 million and $0.8 million, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative expenses in our consolidated statements of operations, depending on the nature of the expense. We incurred advertising costs of approximately $5.8 million, $5.2 million and $4.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, which were included in property operating expenses in our consolidated statements of operations. We incurred advertising costs of approximately $2.0 million, $2.3 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were included in general and administrative in our consolidated statements of operations.

Real Estate Facilities

We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives, generally ranging from 3 to 5 years, and are included in other assets, net in our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of December 31, 2025, the gross amount of such intangible assets was approximately $100.1 million, and accumulated amortization was approximately $89.4 million. As of December 31, 2024, the gross amount of our intangible assets was approximately $86.4 million, and accumulated amortization was approximately $79.6 million. Such amounts exclude the intangible assets acquired in connection with the Third Party Platform Acquisition, as described below.

The total estimated future amortization expense related to in-place lease intangibles for the years ending December 31, 2026, 2027, 2028, 2029, and thereafter is approximately $9.4 million, $0.6 million, $0.1 million, $0.1 million and $0.5 million thereafter, respectively. The weighted-average amortization period on our remaining real estate related in-place lease intangible assets with a net book value of approximately $10.7 million was approximately 0.9 years as of December 31, 2025.

In connection with the acquisition of the Third Party Platform, we allocated a portion of the consideration to an intangible asset related to the property management contracts and the related customer relationships. We are amortizing such intangible asset on a straight-line basis over the estimated benefit period of the property management contracts and related customer relationships. As of December 31, 2025, the gross amount of such intangible assets was approximately $8.0 million, and the accumulated amortization was approximately $0.3 million.

The total estimated future amortization expense related to the intangible asset acquired in the Third Party Platform Acquisition for the years ending December 31, 2026, 2027, 2028, 2029, and thereafter is approximately $1.2 million, $1.2 million, $1.2 million, $1.2 million and $2.8 million thereafter, respectively. The amortization period on our remaining intangible asset associated with the Third Party Platform Acquisition with a net book value of approximately $7.7 million was approximately 6.25 years as of December 31, 2025.

We perform an annual qualitative impairment assessment as of December 31 for our intangible assets; between annual assessments we evaluate whether any triggering events or changes in circumstances have occurred that would indicate an impairment condition may exist. If any change in circumstance or triggering event occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuations methods is adversely impacted, the impact could result in an impairment charge in the future.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented in our consolidated balance sheets as a deduction from debt; amounts incurred related to obtaining revolving debt are included in debt issuance costs, net of accumulated amortization in our consolidated balance sheets. See Note 7 – Debt for additional information. Debt issuance costs are amortized using the effective interest method.

As of December 31, 2025, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $8.3 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $4.9 million. As of December 31, 2024, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $9.4 million and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2.6 million.

As of December 31, 2025, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $7.7 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.3 million. As of December 31, 2024, the gross amount allocated to debt issuance costs related to non-revolving debt totaled approximately $6.4 million and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.0 million.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Changes in investments not classified as long term are recorded in other income (expense) along with transactions denominated in a currency other than the functional currency and represented a gain of approximately $2.7 million, a loss of approximately $3.4 million and a gain of approximately $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Redeemable Common Stock

From our inception until April 29, 2025, we maintained a share redemption program (“SRP”) that enabled stockholders to sell their shares to us in limited circumstances. Upon the termination of our SRP on April 29, 2025, the maximum amount payable related to the SRP was reclassified from redeemable common stock (temporary equity) on our consolidated balance sheet to additional paid-in capital (permanent equity) in our consolidated statement of equity and temporary equity.

We evaluated the terms of our SRP, and we previously classified amounts that were potentially redeemable under the SRP as redeemable common stock in the accompanying consolidated balance sheets while the SRP was in effect. The maximum amount of redeemable shares under our SRP was limited to the net proceeds from the distribution reinvestment plan. However, accounting guidance required that determinable amounts that could become redeemable should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan were considered to be temporary equity and were previously presented as redeemable common stock in the accompanying consolidated balance sheets while the SRP was in effect.

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

December 31, 2025

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

Employee Benefit Plan

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code, as amended (the “Code”), under which eligible employees can contribute up to 100% of their eligible compensation (subject to annual limits set by law). The Company matches 100% of these employee contributions up to the first 4% of the employee’s eligible compensation. Effective October 1, 2025, we acquired Argus, which had its own existing retirement savings plan under Section 401(k). Argus’ plan allowed eligible employees to contribute up to 100% of their eligible compensation (subject to annual limits set by law), with a Company match of 100% of these employee contributions up to the first 3% of the employee’s eligible compensation.

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

December 31, 2025

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

The Series C Units (categorized within Level 3 of the fair value hierarchy) acquired in connection with the Sponsor Funding Agreement were measured at fair value at the time of acquisition, and are accounted for using the equity method of accounting as described in Note 12 – Related Party Transactions. The fair value of these units was determined upon purchase using a valuation model which considered the following key assumptions: the projected distribution rate of SST VI, implied share price volatility, risk free interest rate, current estimated net asset value, and the estimated effective life of the Series C Units.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2025 and 2024, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Debt	$1,035,900	$1,042,796	$531,400	$554,348

During the years ended December 31, 2025 and 2024, we held interest rate cash flow hedges and foreign currency net investment and cash flow hedges to hedge our interest rate and foreign currency exposure (see Note 7 – Debt and Note 9 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2024 and through the termination date of our derivatives, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

We held no derivative instruments as of December 31, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

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

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized in other, net in our consolidated statements of operations. Amounts are reclassified out of other comprehensive income (loss) (“OCI”) into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

We filed an election to treat our primary taxable REIT subsidiary (“TRS”) as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides the advisory and property management services related to our Managed Platform and otherwise generally engages in non-real estate related business. The TRS is subject to corporate federal and state income tax.

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2025 and 2024, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

Concentration

No single self storage customer represents a significant concentration of our revenues. For 2025, approximately 20.9%, 20.2%, and 9.1% of our rental income was concentrated in California, Florida, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed Platform business. See Note 11 – Segment Disclosures for additional detail.

Convertible Preferred Stock

We classified our Series A Convertible Preferred Stock (as defined in Note 8 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. Per the original terms of our Series A Convertible Preferred Stock, it could be redeemed by us on or after the fifth anniversary of its issuance (October 29, 2024), or if certain events occur, such as the listing of our common stock on a national securities exchange, a change in control, or if a redemption would be required to maintain our REIT status. Additionally, if we did not maintain our REIT status the holder could require redemption. As the shares were contingently redeemable, and under certain circumstances not solely within our control, we had classified our Series A Convertible Preferred Stock as temporary equity prior to its redemption.

We analyzed whether the conversion features in our Series A Convertible Preferred Stock should be bifurcated under the guidance in ASC 815‑10 and determined that bifurcation was not necessary.

Our Series A Convertible Preferred Stock was redeemed on April 4, 2025, with proceeds from our Underwritten Public Offering.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	For the Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(1,737)	$(5,887)	$11,647
Net loss (income) attributable to noncontrolling interests	190	266	(1,893)
Net (loss) income attributable to SmartStop Self Storage REIT, Inc.	(1,547)	(5,621)	9,754
Less: Distributions to preferred stockholders	(3,567)	(12,758)	(12,500)
Less: Accretion- preferred equity costs	(3,644)	—	—
Less: Distributions to participating securities	(628)	(451)	(369)
Net loss attributable to common stockholders for basic computations:	(9,386)	(18,830)	(3,115)
Net loss attributable to common stockholders for diluted computations:	$(9,386)	$(18,830)	$(3,115)

Weighted average Common Stock, Class A & Class T shares outstanding - basic	47,299,813	24,139,414	24,201,985
Unvested LTIP Units	—	—	—
Unvested restricted stock awards	—	—	—
Weighted average Common Stock, Class A & Class T shares outstanding - diluted	47,299,813	24,139,414	24,201,985
Net loss per Common Stock, Class A & Class T share:
Basic	$(0.20)	$(0.78)	$(0.13)
Diluted	$(0.20)	$(0.78)	$(0.13)

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

	For the Year Ended December 31,
	2025	2024	2023
	Equivalent Shares (if converted)
Series A Convertible Preferred Stock	1,195,096	4,690,432	4,690,432
OP Units	3,478,757	3,303,204	3,210,002
Unvested LTIP Units	124,071	97,341	103,385
Unvested restricted stock awards	110,637	6,779	14,993
	4,908,561	8,097,756	8,018,812

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment became effective for fiscal years beginning after December 15, 2024. Accordingly, we adopted this amendment during the year ended December 31, 2025 with no material impact on our consolidated financial statements. Such disclosures have been presented prospectively, in accordance with ASU 2023-09.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Recently Issued Accounting Guidance

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2025 and 2024 (in thousands):

Real estate facilities
Balance at December 31, 2023	$1,924,746
Acquisitions	180,559
Casualty loss (1)	(6,541)
Impact of foreign exchange rate changes and other	(16,374)
Improvements and additions	8,806
Balance at December 31, 2024	2,091,196
Acquisitions	318,568
Impact of foreign exchange rate changes and other	9,982
Improvements and additions	17,713
Disposition of real estate	(10,096)
Balance at December 31, 2025	$2,427,363
Accumulated depreciation
Balance at December 31, 2023	$(255,844)
Casualty loss (1)	1,913
Depreciation expense	(53,975)
Impact of foreign exchange rate changes and other	2,774
Balance at December 31, 2024	(305,132)
Depreciation expense	(61,986)
Disposition of real estate	2,460
Impact of foreign exchange rate changes and other	(1,789)
Balance at December 31, 2025	$(366,447)

(1)
Hurricane Helene caused record flooding in late September 2024 in Asheville, North Carolina. One of our wholly-owned properties in this market was severely flooded. As a result of the flooding and related damage, we recorded a net casualty loss related to the flooded property of approximately $4.6 million during the year ended December 31, 2024, to write-off the carrying value at the time of the loss. We believed it was probable that we would receive insurance proceeds to offset the casualty loss and we recorded a receivable for the carrying amount of $4.6 million related to our pending insurance claim as of December 31, 2024. There is no assurance as to when this property will be rebuilt or the performance of this property upon completion or stabilization. The casualty loss was completely offset in our consolidated statements of operations by such expected recovery. Any amount of insurance recovery related to the property damage in excess of the casualty loss incurred is considered a gain contingency, and would be recognized upon final settlement of the claims. As of December 31, 2025, we had received approximately $3.5 million in casualty insurance proceeds, and approximately $1.5 million was pending payment.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Self Storage Facility Acquisitions

The following table summarizes the purchase price allocation for the real estate related assets acquired during the year ended December 31, 2025 (dollars in thousands):

Acquisition	Acquisition Date	Occupancy Upon Acquisition (1)	Real Estate Assets	Intangibles	Total (2)	2025 Revenue (3)
Hillside	01/07/2025	89%	$34,556	$1,388	$35,944	$2,435
Clifton	01/07/2025	93%	37,072	1,575	38,647	2,930
Murfreesboro (4)	02/20/2025	89%	7,578	329	7,907	515
Kelowna	04/15/2025	88%	27,445	762	28,207	1,087
Lakewood II	05/29/2025	87%	12,242	507	12,749	711
Holzwarth Rd, Houston	06/17/2025	82%	14,525	744	15,269	816
Holcombe Blvd, Houston	06/17/2025	92%	35,835	1,686	37,521	1,621
Louetta Rd, Houston	06/17/2025	88%	19,141	872	20,013	935
FM 2978, Houston	06/17/2025	83%	13,867	643	14,510	717
Shenandoah, Houston	06/17/2025	88%	19,603	910	20,513	988
Edmonton, Alberta	08/26/2025	68%	9,373	346	9,719	247
Sherwood Park, Alberta	08/26/2025	72%	11,349	455	11,804	299
Red Deer, Alberta	08/26/2025	72%	13,232	550	13,782	337
Canmore, Alberta	08/26/2025	86%	20,202	859	21,061	573
Cochrane, Alberta	08/26/2025	69%	13,372	632	14,004	388
Rahway	09/03/2025	94%	14,600	728	15,328	426
Winter Garden	11/04/2025	89%	14,576	686	15,262	204
			$318,568	$13,672	$332,240	$15,229

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
(4)
This property was sold to SST X on October 30, 2025 for approximately $7.9 million. See below for additional detail.

Disposition of Self Storage Facility

On October 30, 2025, we sold our Murfreesboro, Tennessee property to SST X for approximately $7.9 million, which was equal to the purchase price we paid for the property in February 2025, plus an additional amount to cover certain post-closing adjustments and capital improvements we made on the property since acquisition. This transaction was approved by the nominating and corporate governance committee of our board of directors and the board of directors of SST X, including its independent trustees. We recognized a gain on disposition of real estate of approximately $0.3 million in connection with this transaction.

Eminent Domain

In May 2025, we learned that two of our self storage properties in Asheville, North Carolina, the Asheville III and Asheville IV properties, may be impacted by the current plan for an extensive and prolonged highway expansion project. We are in the preliminary stages of evaluating the impact that this project may have on these two properties, including how much of each property may be taken. The aggregate rentable square feet and carrying value of these properties as of December 31, 2025, was approximately 115,000 square feet and $15.8 million, respectively. We will continue to work with the authorities and their representatives to further understand the impact to our properties, attempt to mitigate the impact to us and our tenants, and as needed, negotiate the fair value of any property that may ultimately be taken. We do not expect the potential taking of land under eminent domain to have a material impact on our results of operations and we evaluated these properties for impairment, concluding that as of December 31, 2025 there continues to be no impairment. The total revenue for the Asheville III and Asheville IV properties for the year ended December 31, 2025 was approximately $1.1 million and $0.9 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Potential Acquisitions

As of February 27, 2026, we, through our wholly-owned subsidiaries were party to a purchase and sale agreement with an unaffiliated third party for the acquisition of one parcel of land located in Canada, which had not closed as of December 31, 2025. The total purchase price for this property is approximately $4.7 million, plus closing costs. There can be no assurance that we will complete this acquisition. If we fail to acquire this property, in addition to the incurred acquisition costs, we may also forfeit earnest money of approximately $0.3 million as a result.

We may assign the above purchase and sale agreement to one of our Managed REITs and/or contribute such property to a joint venture.

Note 4. Third Party Platform Acquisition

Overview

Effective October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”), our Operating Partnership acquired Argus Professional Storage Management, LLC (“Argus”), a third-party property management company that (as of October 1, 2025) managed more than 221 operating properties across 27 states consisting of more than approximately 100,000 units and approximately 16.6 million rentable square feet. Immediately after the acquisition closed, Argus was contributed in a non-taxable transaction to our TRS subsidiary, which is 100% owned by our Operating Partnership, where such non-real estate activities are conducted. The total consideration was approximately $23.4 million, composed primarily of $8.7 million in cash, funded in part by a $5.0 million deposit made and outstanding as of September 30, 2025, and the issuance of 328,343 units of limited partnership interests (“OP Units”) in our Operating Partnership valued at approximately $11.9 million and a contingent earnout initially valued at approximately $2.8 million. The potential earnout of up to an additional $11.0 million is based on Third Party Platform revenues generated during fiscal year 2028, with 75% payable in cash and 25% being payable in OP Units, the number of which OP Units to be issued will be determined in accordance with the terms of the Contribution Agreement based on the volume weighted average trading price of our common stock immediately prior to the time such units are to be issued.

Through the Contribution Agreement we assumed various amounts of current assets and liabilities, which are subject to working capital adjustments to the consideration otherwise provided and described above. The principal assets acquired were property management contracts and the related customer relationships, covering the management of approximately 221 properties, approximately 400 employees, an operating lease for the corporate headquarters in Tucson, Arizona, rights to other intellectual property and personal property. The Contribution Agreement contains customary representations, warranties, covenants, agreements, and indemnification obligations with respect to the sellers of Argus and us.

Fair Value of Consideration Transferred

We accounted for the Contribution Agreement discussed above as a business combination under the acquisition method of accounting. During the twelve months ended December 31, 2025, we incurred approximately $1.0 million for acquisition expenses, including legal fees and fees and expenses of our other professional and financial advisors related to the acquisition, which are included in acquisition expenses in our consolidated statements of operations.

The estimated fair value of the consideration transferred totaled approximately $23.4 million and consisted of the following (in thousands):

Estimated Fair Value of Consideration Transferred
Cash (1)	$8,722
OP Units	11,858
Contingent earnout (2)	2,802
Working capital adjustment payable	8
Total Consideration Transferred	$23,390

(1)
The Contribution Agreement required a purchase price adjustment related to the assumption of working capital, covering certain operating assets and liabilities. We assumed a net asset of approximately $0.2 million and such amount was

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

included above as cash consideration. Such amount had been paid to the seller of Argus as of December 31, 2025. Certain components of the working capital adjustment were subject to further adjustment as of December 31, 2025.
(2)
The maximum amount that may be paid is $8.25 million of earnout consideration to be paid in cash and the remainder of approximately $2.75 million to be paid in the form of OP units, based on revenues generated in 2028. The terms of the earnout require a certain minimum amount of 2028 revenues to be earned and thereafter the earnout is earned pro-rata up to a certain maximum 2028 revenue, such that the maximum potential earnout is $11.0 million. The amount of this liability as of December 31, 2025 was approximately $3.0 million and it was recorded in accounts payable and accrued liabilities in our consolidated balance sheets.

The estimated fair value of the OP Units issued was determined using the Company’s closing stock price on the date of the transaction and further adjusted for an illiquidity discount of 6%, given certain illiquid features of our OP Units, based on their terms, in comparison to our common stock.

The estimated fair value of the contingent earnout was estimated based on a risk-adjusted forecast and a closed form Black Scholes call option model under a risk neutral framework that incorporates the payoff based on achievement of the requisite revenue thresholds. The portion of the earnout to be issued in OP Units was further adjusted for an illiquidity discount, as discussed immediately above.

These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as discussed in Note 2 – Summary of Significant Accounting Policies. The key assumptions used in estimating the fair value of the contingent earnout consideration included (i) forecasted annual revenue during 2028, (ii) selection of risk-adjusted discount rates and (iii) a volatility assumption.

Allocation of Consideration

The consideration transferred pursuant to the Contribution Agreement was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values as of the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Identifiable Assets Acquired at Fair Value
Cash and cash equivalents	$443
Equipment, furniture and fixtures	122
Accounts receivable and advances	1,004
Other assets	91
Indemnification assets (1)	1,078
Intangible asset - customer contracts and related relationships	8,000
Total identifiable assets acquired	$10,738

Identifiable Liabilities Assumed at Fair Value
Accounts payable and accrued expenses	$2,386
Other liabilities	111
Deferred tax liabilities, net	1,181
Total liabilities assumed	$3,678

Net identifiable assets acquired	$7,060
Goodwill (2)	16,330
Net assets acquired	$23,390

(1)
Included in this line item were two amounts, (i) an indemnification asset related to an accrued legal settlement of approximately $0.3 million and (ii) an indemnification asset of approximately $0.8 million related to accrued compensation due to Argus employees for prior services, which in accordance with the contribution agreement, was to be reimbursed by the seller of Argus. The corresponding liabilities related to the above were both included in accounts payable and accrued expenses in the table above. In January of 2026, the seller paid and fully satisfied the legal settlement. In October of 2025, the seller reimbursed us for the $0.8 million and we paid such compensation to the employees of Argus.
(2)
Tax deductible goodwill as of the acquisition date was approximately $5.5 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The intangible assets acquired primarily consist of an intangible asset related to the management contracts and customer relationships related to the approximately 221 properties that Argus managed as of October 1, 2025. The value of such was determined based on a discounted cash flow valuation of the projected cash flows of the acquired contracts. The deferred tax liability is the result of differences between the GAAP carrying value of certain amortizing assets and the carrying value for tax purposes.

The goodwill recognized is supported by several factors, including that Argus brings an established management platform and workforce of the more than 400 self storage professionals which provides for numerous benefits and opportunities, including continued organic growth, growth from new income streams and the ability to offer new services.

The results of the acquisition have been included in our consolidated statements of operations since the closing date of the transaction. See Note 11 – Segment Disclosures for more information about the results of operations attributable to the Third Party Platform Acquisition since closing.

Note 5. Pro Forma Financial Information (Unaudited)

We acquired our Third Party Platform during the year ended December 31, 2025, which was accounted for as a business combination. The following unaudited pro forma information for the years ended December 31, 2025 and 2024 has been prepared to give effect to the acquisition as if the acquisition occurred on January 1, 2024. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting. This pro forma information does not purport to represent what our actual consolidated revenues would have been had the acquisitions occurred on this date, nor does it purport to predict the revenues for future periods (in thousands):

	Years Ended December 31,
	2025	2024
Pro forma total revenues	$300,874	$265,449

Note 6. Investments in Unconsolidated Real Estate Ventures

Nantucket Joint Venture

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the “Nantucket Joint Venture”). On such date we agreed to purchase an indirect minority ownership in the property, and immediately funded approximately $4.9 million. This property became operational in December 2025 and we serve as the property manager of this self storage property. This investment is accounted for pursuant to the equity method of accounting as we have the ability to exercise influence but not control.

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

As of December 31, 2025 and 2024, the carrying value of this investment was approximately $7.0 million and $6.0 million, respectively. As of December 31, 2025, such investment represented an approximately 42% minority ownership of the property.

SmartCentres Joint Ventures

We are party to joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

50% owner of a joint venture subsidiary, we owned 13 unconsolidated real estate ventures, 10 of which were operational as of December 31, 2025 and three of which were being developed into self storage properties as of December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, we recorded a net aggregate loss of approximately $0.4 million, $1.4 million and $1.6 million, respectively, from our equity in earnings related to our unconsolidated real estate ventures in Canada.

The following table summarizes our 50% ownership interests in investments in unconsolidated real estate ventures in Canada (the “Canadian JV Properties”) (in thousands):

	Date Real Estate	Carrying Value of Investment
	Venture Became	as of December 31,
Canadian JV Property	Operational	2025	2024
Dupont (1)	October 2019	$583	$3,358
East York (1)	June 2020	5,209	4,945
Brampton (1)	November 2020	1,597	1,533
Vaughan (1)	January 2021	2,064	2,019
Oshawa (1)	August 2021	285	938
Scarborough (1)	November 2021	2,099	1,969
Aurora (1)	December 2022	256	1,935
Kingspoint (1)	March 2023	2,448	3,299
Whitby (1)	January 2024	3,830	7,661
Markham (1)	May 2024	3,155	2,470
Regent (2)	Under Development	3,839	2,655
Allard (3)	Under Development	1,270	—
Finch (4)	Under Development	3,033	—
		$29,668	$32,782

(1)
As of December 31, 2025, these operating properties were encumbered by first mortgages pursuant to the RBC JV Term Loan III (defined below).
(2)
The property is currently under development to become a self storage facility.
(3)
On August 12, 2025, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and have initiated the process to develop this property into a self storage property.
(4)
On December 19, 2025, we acquired this joint venture parcel of land in Toronto, Canada, with SmartCentres, and have initiated the process to develop this property into a self storage property.

As of December 31, 2025, we had ownership interests in the 13 Canadian JV Properties and one unconsolidated self storage property, the Nantucket Joint Venture, collectively (the “JV Properties”). On January 6, 2026, we acquired a parcel of land in Alberta, Canada through our joint venture relationship with SmartCentres, and intend to develop it into a self storage property.

RBC JV Term Loan III

On October 31, 2025, 10 of our joint ventures with SmartCentres closed on a $160 million CAD term loan (the “RBC JV Term Loan III”) with RBC pursuant to which 10 of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers III”). The RBC JV Term Loan III is secured by first mortgages on the 10 operating Canadian JV Properties, most of which were previously encumbered by either the RBC JV Term Loan, the RBC JV Term Loan II or the SmartCentres Financings (all defined below). The RBC JV Term Loan III matures on November 1, 2030, which may be extended by one additional year, subject to certain terms. Interest on the RBC JV Term Loan III is fixed at an annual rate of 3.87%, and monthly payments include interest and principal, amortized on a 30 year basis until maturity. Proceeds from the RBC JV Term Loan III were used by the Joint Ventures to fully pay off the outstanding principal and accrued interest on the RBC JV Term Loan, the RBC JV Term Loan II, and the SmartCentres Financing. We and SmartCentres each serve as a recourse guarantor with respect to $80 million CAD of the obligations under the RBC JV Term Loan III. The RBC JV Term Loan III contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

As of December 31, 2025, there was approximately $159.8 million CAD or approximately $116.5 million USD outstanding on the RBC JV Term Loan III.

RBC JV Term Loan II

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan (the “RBC JV Term Loan II”) with Royal Bank Canada (“RBC”) pursuant to which three of our joint venture subsidiaries that each own 50% of a Canadian JV Property serve as borrowers (the “RBC Borrowers II”). The RBC JV Term Loan II was secured by first mortgages on three of the Canadian JV Properties which were previously encumbered by the SmartCentres Financings. The maturity date of the RBC JV Term Loan II was November 3, 2025. Interest on the RBC JV Term Loan was a fixed annual rate of 4.97%, and payments were interest only during the term of the loan.

The net proceeds from the RBC JV Term Loan II, in combination with cash on hand were used to fully repay the allocated loan amounts of approximately $46.4 million CAD or approximately $34.1 million USD under the SmartCentres Financings (as defined below) for each of the three Canadian JV Properties.

As discussed above, the RBC JV Term Loan II was refinanced on October 31, 2025. As such, as of December 31, 2025, there was no balance outstanding on the RBC JV Term Loan II.

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

As discussed above, the RBC JV Term Loan was refinanced on October 31, 2025. As such, as of December 31, 2025, there was no balance outstanding on the RBC JV Term Loan.

SmartCentres Financings

In connection with the SST IV Merger which closed on March 17, 2021, we, through our acquisition of the Oshawa, East York, Brampton, Vaughan, and Scarborough joint venture partnerships, became party to a master mortgage commitment agreement (the “MMCA I”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (the “SmartCentres Loan I”). The SmartCentres Lender is an affiliate of SmartCentres. On August 18, 2021, the Kingspoint Property was added to the MMCA I, increasing the available capacity.

On June 1, 2022, in connection with the SSGT II Merger which closed on June 1, 2022, we assumed another loan with the SmartCentres Lender. SSGT II had previously entered into a master mortgage commitment agreement on April 30, 2021, which was subsequently modified on October 22, 2021 (the “MMCA II”), with the SmartCentres Lender in the amount of up to approximately $34.3 million CAD (the “SmartCentres Loan II”) (collectively with SmartCentres Loan I, the “SmartCentres Financings”). The borrowers under the SmartCentres Loan II were the joint venture entities in which we (SSGT II prior to June 1, 2022), and SmartCentres each hold a 50% limited partnership interest with respect to the Dupont and Aurora joint venture properties. On September 13, 2022, the Markham Property was added to the MMCA II.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

On November 3, 2023, five of our joint ventures with SmartCentres closed on the RBC JV Term Loan. The net proceeds from such loan were used to fully repay the allocated loan amounts of approximately $68.9 million CAD under the SmartCentres Financings for each of the five Canadian JV Properties.

On July 17, 2024, three of our joint ventures with SmartCentres closed on the RBC JV Term Loan II. The net proceeds from such loan were used to fully repay the allocated loan amounts of approximately $46.4 million CAD under the SmartCentres Financings for each of the three Canadian JV Properties.

Interest on the SmartCentres Financings was a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA I and MMCA II.

As discussed above, on October 31, 2025, the SmartCentres Financings was fully paid down.

Note 7. Debt

Our debt is summarized as follows (dollars in thousands):

	As of December 31,		Interest	Maturity
Loan	2025	2024	Rate (1)	Date (1)
KeyBank CMBS Loan (2)	$87,355	$89,240	3.89%	08/01/2026
Ladera Office Loan	3,635	3,736	4.29%	11/01/2026
Credit Facility (3)	59,826	614,831	5.37%	02/22/2027
2027 Ladera Ranch Loan	42,000	42,000	5.00%	12/05/2027
2028 Canadian Notes (4)	364,700	—	3.91%	06/16/2028
Kelowna Canadian Property Loan (4)	17,524	—	3.45%	09/30/2028
2028 Canadian Term Loan (4) (5)	80,234	76,527	6.41%	12/01/2028
CMBS Loan (6)	104,000	104,000	5.00%	02/01/2029
SST IV CMBS Loan (7)	40,500	40,500	3.56%	02/01/2030
2030 Canadian Notes (4)	145,880	—	3.89%	09/24/2030
2032 Private Placement Notes (8)	150,000	150,000	4.53%	04/19/2032
Houston Property Loan	8,714	—	5.15%	05/01/2034
KeyBank Florida CMBS Loan (9)	—	49,915
2025 KeyBank Acquisition Facility	—	100,200
2027 NBC Loan (4) (10)	—	51,425
Discount on secured debt, net	(1,747)	(1,570)
Debt issuance costs, net	(4,373)	(3,369)
Total debt, net	$1,098,248	$1,317,435

(1)
Reflects the interest rate or maturity date in effect as of December 31, 2025, as applicable.
(2)
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
(3)
The Credit Facility was recast on February 18, 2026. See Note 16 – Subsequent Events for further information.
(4)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.
(5)
On November 16, 2023, we, through eight of our wholly-owned Canadian subsidiaries entered into a term loan (the “2028 Canadian Term Loan”) with affiliates of QuadReal Finance LP, receiving net proceeds of $110.0 million CAD on such date. The 2028 Canadian Term Loan is secured by eight Canadian properties, has a maturity date of December 1, 2028, and carries a fixed interest rate for the term of the loan of 6.41%. The first two years of the Canadian Term Loan are interest only, after which it requires monthly amortizing payments based on a 25-year amortization schedule. After the third anniversary, any prepayment of the loan are subject to an exit fee, which is equal to a percentage of the then

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

outstanding principal amount, as follows: (i) 100 bps if the prepayment occurs between the third and fourth anniversaries; and (ii) 75 bps if the prepayment occurs after the fourth anniversary.
(6)
This fixed rate, interest only loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, and Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts, and we serve as a non-recourse guarantor under this loan.
(7)
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
(8)
On October 1, 2025, the Total Leverage Ratio Event had ended, and the interest rate reverted to 4.53%.
(9)
On February 4, 2025, we completed a series of transactions whereby we (i) defeased this loan (the “Defeasance”), and (ii) exercised the accordion rights under the Credit Facility to increase commitments by $50 million to a total of $700 million and simultaneously drew approximately $51 million.
(10)
This loan incurred interest at an all in rate of CORRA (as defined further below under the section entitled “2027 NBC Loan”), plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.20%. The effective interest rate on this loan was 6.42% when factoring the effects of a CORRA Swap, which we entered into with the National Bank of Canada for the initial term of the loan. The Dufferin, Oakville II, Burlington II, Iroquois Shore Rd, and Stoney Creek I properties were encumbered by this loan. This loan was fully paid off on June 16, 2025 with proceeds from the 2028 Canadian Notes offering, as described below.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as applicable, as of December 31, 2025 and 2024, was approximately 4.4% and 5.9%, respectively. We are subject to certain restrictive covenants relating to the outstanding debt, and as of December 31, 2025, we were in compliance with all such covenants.

Houston Property Loan

In connection with the acquisition of the Holzwarth, Houston Property on June 17, 2025, we assumed a loan from the seller in the amount of approximately $8.8 million, (the “Houston Property Loan”). The Houston Property Loan incurs interest at a fixed rate of 5.15% and principal payments are required on a 25 year amortization schedule. The loan is due in full on May 1, 2034. We provided a full recourse guaranty to National Western Life Insurance Company, the lender, in connection with this loan, until certain physical occupancy and rental revenue thresholds are met for three consecutive months, after which time the guaranty will become a limited-recourse guaranty. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

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

December 31, 2025

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

December 31, 2025

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

Kelowna Property Loan

In connection with the acquisition of the Kelowna Property on April 15, 2025, we assumed a loan from the seller in the amount of approximately $24.5 million CAD or approximately $17.7 million USD, (the “Kelowna Canadian Property Loan”). The Kelowna Canadian Property Loan incurs interest at a fixed rate of 3.45% with amortizing principal payments based on a 25 year amortization schedule, with a maturity of September 30, 2028. We provided a full recourse guaranty to National Bank of Canada, the lender, in connection with this loan. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

2027 Ladera Ranch Loan

On December 20, 2024, in connection with our acquisition of the Ladera Ranch Property from Extra Space Storage, we, through a wholly-owned subsidiary, entered into a loan with Extra Space Storage LP, as lender, with a loan amount of $42.0 million (the “2027 Ladera Ranch Loan”). The loan is interest only with a fixed rate of 5.0% per annum, has a maturity date of December 5, 2027, and is secured by the Ladera Ranch Property. We also provided a non-recourse guaranty to Extra Space Storage LP in connection with this loan. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

See Note 8 – Preferred Equity for additional information regarding our other then pre-existing relationship with this seller/lender.

2025 KeyBank Acquisition Facility

On November 19, 2024, we entered into a credit agreement with KeyBank with a maximum total commitment of $175 million (the “2025 KeyBank Acquisition Facility”). Upon the closing of the 2025 KeyBank Acquisition Facility, we immediately borrowed approximately $15 million, which was used to fund the acquisition of a self storage facility. In December 2024, we borrowed an additional approximately $85.2 million, which was used to fund the acquisition of three self storage facilities.

In January of 2025, we borrowed an additional approximately $74.8 million, which was used to fund the acquisition of two self storage facilities. As such, the maximum commitment of $175 million was borrowed, and no further draws could be made in connection with the credit agreement.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Credit Facility

On February 22, 2024, we, through our Operating Partnership (the “Borrower”), entered into an amended and restated revolving credit facility with KeyBank, National Association, as administrative agent and collateral agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto, (the “Credit Facility”). The Credit Facility replaced the Former Credit Facility (defined below) the Company entered into on March 17, 2021, and has a maturity date of February 22, 2027.

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

As of December 31, 2025, borrowings under the Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the Credit Facility incurs interest is subject to increase based on the consolidated leverage ratio. There are six leverage tiers under the Credit Facility following a Security Interest Termination Event, with the highest tier in effect when leverage is above 60% and a maximum spread of 225 basis points on the Credit Facility. The change in our pricing grid as a result of the Security Interest Termination Event took effect as of May 1, 2025. As of December 31, 2025, our consolidated leverage ratio was within the second leverage tier, and this loan will incur interest at daily simple SOFR plus a spread of 1.60% and SOFR Index Adjustment of 0.10%.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

In early April 2025, we notified KeyBank and the holders of our 2032 Private Placement Notes (as defined below) that we had achieved the Security Interest Termination Conditions set forth in the credit agreement and the Note Purchase Agreement (as defined below), as amended, respectively (collectively, the “Debt Agreements”). As a result of the foregoing notification, on April 17, 2025, KeyBank released the pledges of the Subsidiary Guarantors pursuant to the Debt Agreements, and each of the Credit Facility and the 2032 Private Placement Notes, respectively, became unsecured (the “Security Interest Termination Event”). As a result of the occurrence of the Security Interest Termination Event, certain terms and conditions of the Credit Facility and the 2032 Private Placement Notes took immediate effect, including, but not limited to: (i) in certain circumstances, a reduction in the applicable rate under the Credit Facility, (ii) the adjustment or addition of certain financial covenants, (iii) the addition of a floor of at least $25 million for any cross-defaulted recourse debt of the Company, Borrower or any Subsidiary Guarantor, and (iv) in certain circumstances, a reduction in the annual unused fee for the Credit Facility.

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

On April 4, 2025, we paid down approximately $472.1 million on the Credit Facility, using proceeds from the Underwritten Public Offering which closed on April 3, 2025. On June 16, 2025, we paid down an additional $200.0 million on the Credit Facility, using proceeds from the issuance of the 2028 Canadian Notes offering. On June 30, 2025, we paid down an additional $4.5 million on the Credit Facility. On September 19, 2025, we paid down $5.0 million on the Credit Facility. On September 26, 2025, we paid down approximately $143.4 million on the Credit Facility, using proceeds from the issuance of the 2030 Canadian Notes offering. Through other various paydowns, during the year ended December 31, 2025, in total, we paid down approximately $875.0 million on the Credit Facility.

During the year ended December 31, 2025, we made various draws on the Credit Facility, totaling approximately $320.0 million, primarily in order to defease the KeyBank Florida CMBS Loan, to fund most of the acquisitions of the self storage properties acquired during the year, the Third Party Platform Acquisition, to fund loans and investments to the Managed REITs and DSTs, and to a lesser extent, to fund other general corporate activities.

As of December 31, 2025, based on the aforementioned and the borrowing base calculations, we had the ability to draw up to an additional approximately $77.7 million on the current capacity of the Credit Facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

As of March 31, 2023, such Total Leverage Ratio Event occurred, and our 2032 Private Placement Notes began accruing interest at a rate of 5.28%. The interest accruing on the 2032 Private Placement Notes continued to accrue at 5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters, upon such achievement, the applicable fixed interest rate reverted to 4.53% and will remain at that interest rate through maturity, regardless of our future Total Leverage Ratio. As of September 30, 2025 our Total Leverage Ratio was less than 7.00 to 1.00. In accordance with the terms of the 2032 private Placement Notes, as we have maintained this ratio for a second consecutive fiscal quarter through September 30, 2025, the fixed interest rate reverted back to 4.53% effective October 1, 2025.

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

December 31, 2025

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

The Former Credit Facility was repaid in full on February 22, 2024 in connection with the establishment of the Credit Facility.

The following table presents the future principal payments required on outstanding debt as of December 31, 2025 (in thousands):

2026	$93,049
2027	104,003
2028	459,005
2029	104,289
2030	186,684
2031 and thereafter	157,338
Total payments	$1,104,368
Discount on secured debt	(1,747)
Debt issuance costs, net	(4,373)
Total	$1,098,248

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Subject to certain additional redemption rights, as described herein, we had the right to redeem the Series A Convertible Preferred Stock for cash. The amount of such redemption would have been equal to the Liquidation Amount. Upon the listing of our common stock on a national securities exchange (the “Listing”), we had the right to redeem any or all outstanding Series A Convertible Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had such Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to the Listing, and then all of such Preferred Shares were sold in the Listing, or (ii) the Liquidation Amount. In addition, subject to certain cure provisions, if we failed to maintain our status as a real estate investment trust, the holders of Series A Convertible Preferred Stock had the right to require us to repurchase the Series A Convertible Preferred Stock at an amount equal to the Liquidation Amount with no Premium Amount.

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

In connection with the Underwritten Public Offering, discussed in Note 1 – Organization, all issued and outstanding shares of our Series A Convertible Preferred Stock were redeemed on April 4, 2025, using net proceeds from our Underwritten Public Offering which closed on April 3, 2025. We paid the liquidation amount of approximately $203.6 million, which included approximately $3.6 million of accumulated and unpaid distributions. Additionally, in accordance with GAAP, upon redemption, we accreted the approximately $3.6 million of issuance costs which had previously been recorded as a reduction to the carrying value, such amount was included in the accretion - preferred equity costs line item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 9. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives is to add stability to our net (loss) income and to manage our exposure to interest rate movements. To accomplish this objective, we have used interest rate swaps and caps as part of our interest rate risk management strategy.

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

Interest rate derivatives not designated as hedges for GAAP are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) in our consolidated statements of operations.

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

December 31, 2025

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

The change in the value of the portion of our settled and unsettled foreign currency forwards that are not designated for hedge accounting for GAAP is recorded in other income (expense) in our consolidated statements of operations and represented a loss of approximately $3.5 million and a gain of approximately $5.0 million for the years ended December 31, 2025 and 2024, respectively.

On December 30, 2024, in an effort to hedge the cash generated at our Canadian properties, we entered into four new foreign currency forwards; (i) one such hedge had a notional amount of $2.8 million CAD at a strike rate of 1.4412, and matured on February 27, 2025, (ii) the second hedge had a notional amount of $3.3 million CAD at a strike rate of 1.4363, and matured on May 27, 2025, (iii) the third hedge had a notional amount of $3.5 million CAD at a strike rate of 1.4312, and matured on August 27, 2025, whereby we paid approximately $0.1 million CAD (iv) the fourth hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4261, maturing on November 28, 2025. We early terminated this fourth hedge on November 5, 2025, and received $8,000 CAD in such settlement.

On February 28, 2025, we entered into a similar hedge with a notional amount of $3.2 million CAD at a strike rate of 1.4217, maturing on February 27, 2026. We early terminated this hedge on November 5, 2025, with no remuneration.

On May 29, 2025, we entered into a similar hedge with a notional amount of $3.3 million CAD at a strike rate of 1.3600, maturing on May 27, 2026. We early terminated this hedge on November 5, 2025, with no remuneration.

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

December 31, 2025

As of December 31, 2025, we held no derivative financial instruments.

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

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	Asset/Liability Derivatives
	Fair Value as of December 31,
Balance Sheet Location	2025	2024
Interest Rate Derivatives
Other assets	$—	$1,523
Accounts payable and accrued liabilities	$—	$6,591	(1)
Foreign Currency Hedges
Other assets	$—	$4,667
Accounts payable and accrued liabilities	$—	$39

(1)
Included herein is approximately $8.2 million in deferred payments on certain of our SOFR interest rate caps as of December 31, 2024, as well as the fair value of the related SOFR interest rate caps, along with the value of our CORRA swap.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following tables present the effect of our derivative financial instruments on our consolidated statements of operations for the periods presented (in thousands):

	Gain (loss) recognized in OCI for the year ended December 31,			Location of amounts reclassified from OCI	Gain (loss) reclassified from OCI for the year ended December 31,			Location of gain/(loss) associated with missed forecast	Amount of Gain (Loss) Recognized in Income on Derivative (Reclassifications of Missed Forecasted Transactions) for the year ended December 31,
Type	2025	2024	2023	into income	2025	2024	2023	transaction	2025	2024	2023
Interest Rate Swaps	$(148)	$(1,011)	$—	Interest expense	$(226)	$247	$51	Other income/ (expense)	$(1,192)	$—	$—
Interest Rate Caps	(35)	294	410	Interest expense	(185)	1,642	3,953	Other income/ (expense)	(186)	—	—
CAD Foreign Currency Forwards	(498)	3,617	(1,066)	N/A	—	—	—	N/A	—	—	—
	$(681)	$2,900	$(656)		$(411)	$1,889	$4,004		$(1,378)	$—	$—

Note 10. Income Taxes

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

The following table summarizes the domestic and international components of income (loss) before income taxes for the periods presented (in thousands):

	For the years ended December 31,
	2025	2024	2023
Domestic	$697	$(3,917)	$6,993
Foreign	(533)	(486)	2,058
Income (loss) before income taxes	$164	$(4,403)	$9,051

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following is a summary of our income tax expense (benefit) for the periods presented (in thousands):

	For the year ended December 31, 2025
	Federal	State	Canadian	Total
Current	$-	$76	$779	$855
Deferred	361	-	685	1,046
Total	$361	$76	$1,464	$1,901

	For the year ended December 31, 2024
	Federal	State	Canadian	Total
Current	$18	$41	$580	$639
Deferred	258	4	583	845
Total	$276	$45	$1,163	$1,484

	For the year ended December 31, 2023
	Federal	State	Canadian	Total
Current	$191	$33	$480	$704
Deferred	(10)	(2)	(3,288)	(3,300)
Total	$181	$31	$(2,808)	$(2,596)

The following is a summary of our income taxes paid by jurisdiction for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
United States:
Federal tax payments	$49
State and local	22
Canada:
Federal tax payments	226
Ontario provincial tax payments	173
Total taxes paid	$470

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for the periods presented below (dollars in thousands):

	Year Ended December 31, 2025	Rate
Expected tax at statutory rate	$35	21.0%
Non-taxable REIT loss	474	285.5%
State and local income tax expense, net of federal benefit	60	36.1%
Canadian tax effects:
Federal statutory tax rate difference	18	10.9%
Ontario provincial income tax	13	7.8%
Other Canadian provincial income tax	1	0.6%
Change in valuation allowance:
Canadian federal	744	448.2%
Ontario provincial	502	302.4%
Other Canadian provincial	65	39.2%
Other	(11)	-6.6%
Total income tax expense	$1,901	1145.1%

	Year Ended December 31, 2024	Rate
Expected benefit at statutory rate	$(925)	21.0%
Non-taxable REIT loss	1,134	-25.7%
State and local income tax expense, net of federal benefit	36	-0.8%
Foreign income taxed at different rates	(12)	0.3%
Change in valuation allowance	1,223	-27.8%
Other	28	-0.7%
Total income tax expense	$1,484	-33.7%

	Year Ended December 31, 2023	Rate
Expected tax at statutory rate	$1,901	21.0%
Non-taxable REIT income	(1,243)	-13.7%
State and local income tax expense, net of federal benefit	25	0.3%
Foreign income taxed at different rates	131	1.5%
Change in valuation allowance	(3,410)	-37.7%
Total income tax benefit	$(2,596)	-28.7%

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Intangible contract assets	$(1,181)	$(6)
Canadian real estate	(9,538)	(9,163)
Total deferred tax liability	(10,719)	(9,169)

Deferred tax assets:
Other	1,951	1,687
Canadian real estate and non-capital losses (1)	8,580	7,729
Total deferred tax assets	10,531	9,416

Valuation allowance	(3,189)	(1,891)

Net deferred tax liabilities	$(3,377)	$(1,644)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(1)
Such amount includes deferred tax assets from Canadian real estate basis differences, Canadian non-capital loss carryforwards, and Canadian non-deductible interest expense carry-forwards, which represented approximately $1.4 million, $5.2 million, and $2.0 million as of December 31, 2025, respectively, and approximately $1.1 million, $5.5 million, and $1.1 million as of December 31, 2024, respectively.

The Canadian non-capital losses expire between 2032 and 2045, and the non-deductible interest expense carry-forwards have no expiration. As of December 31, 2025 and December 31, 2024, we had Canadian non-capital loss carry forwards of approximately $19.7 million and $20.8 million, respectively. As of December 31, 2025 and 2024, we had a valuation allowance of approximately $3.2 million and $1.9 million, respectively, related to non-capital loss carry-forwards, non-deductible interest expense carry-forwards, and basis differences at certain of our Canadian properties.

As of December 31, 2025 and 2024, we had no interest or penalties related to uncertain tax positions. In the United States, the tax years 2021-2024 remain open to examination, and in Canada, the tax years 2021-2024 remain open to examination, with possible extensions under certain conditions that would allow the years 2018-2024 to be open to examination.

Note 11. Segment Disclosures

We operate in two reportable business segments: (i) self storage operations and (ii) our Managed Platform business. Our self storage operations consist of our wholly-owned self storage facilities, primarily consisting of month-to-month rental revenue and related ancillary revenue that these self storage facilities produce. Our Managed Platform business consists of the various management services we perform for the Managed REITs and the services we perform through our Third Party Platform, including the services performed related to property management, asset management, and construction and development management. The reportable segments offer different products and services to different customers and are therefore managed separately.

The chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM and other management regularly evaluate performance based upon segment operating income (“SOI”). For our self storage operations, SOI is defined as leasing and related revenues, less property level operating expenses. SOI for the Company’s Managed Platform business represents Managed Platform revenues less Managed Platform expenses. Our CODM uses SOI when making decisions about allocating capital and personnel to the various segments. Property operating expenses represents a significant segment expense for purposes of evaluating performance of our self storage operations. Managed Platform expense represents a significant segment expense for purposes of evaluating performance of the Company's Managed Platform. Such income statement amounts are reflected below in the calculation of SOI. On a quarterly basis, our CODM considers budget-to-actual and period-to-period variances when evaluating company and segment performance in addition to other interim reviews.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Year Ended December 31, 2025
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$238,501	$—	$—	$238,501
Ancillary operating revenue	11,014	—	—	11,014
Managed Platform revenue (1)	—	19,166	—	19,166
Reimbursable costs from Managed Platform (2)	—	12,460	—	12,460
Total revenues	249,515	31,626	—	281,141
Operating expenses:
Property operating expenses
Property taxes	26,381	—	—	26,381
Payroll (3)	22,630	—	—	22,630
Advertising	6,211	—	—	6,211
Repairs & Maintenance	6,558	—	—	6,558
Utilities	5,966	—	—	5,966
Property Insurance	6,330	—	—	6,330
Administrative and professional	12,288	—	—	12,288
Total property operating expenses	86,364	—	—	86,364
Managed Platform expense (3) (4)	—	9,843	—	9,843
Reimbursable costs from Managed Platform(2)	—	12,460	—	12,460
Segment operating income (5)	163,151	9,323	—	172,474
Other operating expenses:
General and administrative (3)	—	—	38,211	38,211
Depreciation	62,232	—	994	63,226
Intangible amortization expense	9,649	325	—	9,974
Acquisition expenses	1,048	982	—	2,030
Contingent earnout adjustment	—	221	—	221
Total other operating expenses	72,929	1,528	39,205	113,662
Gain on disposition of real estate	284	—	—	284
Income (loss) from operations	90,506	7,795	(39,205)	59,096
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(407)	(407)
Equity in losses from investments in Managed REITs	—	(444)	—	(444)
Other, net	(610)	—	589	(21)
Interest income	529	3,839	—	4,368
Interest expense	(59,734)	—	(161)	(59,895)
Loss on debt extinguishment	(2,533)	—	—	(2,533)
Income tax (expense) benefit	(1,374)	(403)	(124)	(1,901)
Net income (loss)	$26,784	$10,787	$(39,308)	$(1,737)

(1)
Included within Managed Platform revenue was approximately $2.9 million of revenue related to our Third Party Platform acquired on October 1, 2025.
(2)
Included within Reimbursable costs from Managed Platform was approximately $3.8 million related to our Third Party Platform acquired on October 1, 2025.
(3)
Included within Payroll, Managed Platform expense, and General and administrative was approximately $3.6 million, $2.1 million, and $3.8 million, respectively, of stock and related compensation expense related to our IPO Grant (as defined in Note 13 – Equity Based Compensation).
(4)
Included within Managed Platform expense was approximately $2.5 million of expense related to our Third Party Platform acquired on October 1, 2025.
(5)
Included within Managed Platform segment operating income was approximately $0.4 million related to our Third Party Platform acquired on October 1, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

	Year Ended December 31, 2024
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$209,579	$—	$—	$209,579
Ancillary operating revenue	9,397	—	—	9,397
Managed Platform revenue	—	11,383	—	11,383
Reimbursable costs from Managed Platform	—	6,647	—	6,647
Total revenues	218,976	18,030	—	237,006
Operating expenses:
Property operating expenses
Property taxes	21,070	—	—	21,070
Payroll	16,731	—	—	16,731
Advertising	5,664	—	—	5,664
Repairs & Maintenance	5,483	—	—	5,483
Utilities	5,090	—	—	5,090
Property Insurance	5,407	—	—	5,407
Administrative and professional	11,239	—	—	11,239
Total property operating expenses	70,684	—	—	70,684
Managed Platform expense	—	3,982	—	3,982
Reimbursable costs from Managed Platform	—	6,647	—	6,647
Segment operating income	148,292	7,401	—	155,693
Other operating expenses:
General and administrative	—	—	29,948	29,948
Depreciation	54,218	—	957	55,175
Intangible amortization expense	810	125	—	935
Acquisition expenses	413	—	—	413
Total other operating expenses	55,441	125	30,905	86,471
Income (loss) from operations	92,851	7,276	(30,905)	69,222
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(1,380)	(1,380)
Equity in losses from investments in Managed REITs	—	(1,414)	—	(1,414)
Other, net	(1,204)	—	(78)	(1,282)
Interest income	942	2,305	—	3,247
Interest expense	(71,868)	(292)	(165)	(72,325)
Loss on debt extinguishment	(471)	—	—	(471)
Income tax expense	(1,175)	(265)	(44)	(1,484)
Net income (loss)	$19,075	$7,610	$(32,572)	$(5,887)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

	Year Ended December 31, 2023
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$206,494	$—	$—	$206,494
Ancillary operating revenue	8,827	—	—	8,827
Managed Platform revenue	—	11,906	—	11,906
Reimbursable costs from Managed Platform	—	5,765	—	5,765
Total revenues	215,321	17,671	—	232,992
Operating expenses:
Property operating expenses
Property taxes	19,940	—	—	19,940
Payroll	15,775	—	—	15,775
Advertising	5,145	—	—	5,145
Repairs & Maintenance	4,749	—	—	4,749
Utilities	5,070	—	—	5,070
Property Insurance	4,297	—	—	4,297
Administrative and professional	10,387	—	—	10,387
Total property operating expenses	65,363	—	—	65,363
Managed Platform expense	—	3,365	—	3,365
Reimbursable costs from Managed Platform	—	5,764	—	5,764
Segment operating income	149,958	8,542	—	158,500
Other operating expenses:
General and administrative	—	—	27,452	27,452
Depreciation	52,754	—	882	53,636
Intangible amortization expense	6,398	196	—	6,594
Acquisition expenses	193	—	—	193
Total other operating expenses	59,345	196	28,334	87,875
Income (loss) from operations	90,613	8,346	(28,334)	70,625
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(1,625)	(1,625)
Equity in losses from investments in Managed REITs	—	(1,273)	—	(1,273)
Other, net	(149)	367	(449)	(231)
Interest income	367	2,993	—	3,360
Interest expense	(61,636)	—	(169)	(61,805)
Income tax benefit (expense)	2,401	(197)	392	2,596
Net income (loss)	$31,596	$10,236	$(30,185)	$11,647

The following table summarizes our total assets by segment (in thousands):

	December 31,
Segments	2025	2024
Self Storage (1)	$2,204,897	$1,915,303
Managed Platform (2)	164,508	63,700
Corporate and Other	62,767	63,064
Total assets (3)	$2,432,172	$2,042,067

(1)
Included in the assets of the Self Storage segment as of December 31, 2025 and 2024 were approximately $52.2 million of goodwill. Additionally, as of December 31, 2025 and 2024 there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed Platform segment as of December 31, 2025 and 2024, was approximately $1.4 million of goodwill related to our Self Administration Transaction (as defined in Note 12 – Related Party Transactions). Such goodwill is net of accumulated impairment charges in the Managed Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the year ended December 31, 2020. Additionally, as of December 31, 2025, there was approximately $16.3 million of goodwill related to the Third Party Platform Acquisition, bringing the total amount of goodwill therein to approximately $17.7 million. Also included in the assets of the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Management Platform segment as of December 31, 2025 was approximately $7.7 million of net intangible asset related to the acquisition of our Third Party Platform. See Note 4 – Third Party Platform Acquisition for further information.
(3)
Other than our investments in and advances to Managed REITs, investments in unconsolidated real estate ventures and investment in the Third Party Platform, substantially all of our investments in real estate facilities and intangible assets, as well as our capital expenditures, for the years ended and as of December 31, 2025 and 2024, were associated with our self storage platform. See Note 3 – Real Estate Facilities for additional detail.

As of December 31, 2025 and 2024, approximately $255 million and $155 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the years ended December 31, 2025, 2024, and 2023, approximately $25.7 million, $22.6 million, and $22.1 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs and all of the fees from our Third Party Platform are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed Platform segment are based in the U.S. as well.

As of December 31, 2025 and 2024, approximately $29.7 million and $32.8 million, respectively, of our assets in the Corporate and Other segment table above relate to our Canadian JV Properties which operate in Canada. For the years ended December 31, 2025, 2024, and 2023, approximately $0.4 million, $1.4 million, and $1.6 million of losses, respectively, relate to these Canadian JV Properties' operations in Canada.

Note 12. Related Party Transactions

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

Our Chief Executive Officer, who is also the Chairman of our board of directors, holds ownership interests in and is an officer of SAM, and other affiliated entities. Previously, certain of our executive officers held ownership interests in and/or were officers of SAM, and other affiliated entities. Accordingly, any agreements or transactions we have entered into with such entities may present a conflict of interest. None of SAM and its affiliates or our directors or executive officers receive any compensation, fees or reimbursements from our Managed REITs, other than with respect to fees and reimbursements in accordance with the Administrative Services Agreement and previously the transfer agent agreement, or as otherwise described in this section.

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

December 31, 2025

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

Pursuant to the terms of the agreements described above, the following table summarizes such related party costs incurred and paid by us for the years ended December 31, 2025 and 2024, as well as any related amounts payable for the periods presented (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2025
	Incurred	Settled	Payable	Incurred	Settled	Payable
Expensed
Transfer Agent fees	$661	$715	$21	$—	$21	$—
Other
Other	—	—	341	—	341	—
Total	$661	$715	$362	$—	$362	$—

Advisory Agreement Fees

Our Managed REIT advisor subsidiaries are or were entitled to receive various fees and expense reimbursements under the terms of the SST VI, SST X, and SSGT III advisory agreements.

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

December 31, 2025

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

The $1,850,000 paid for the repurchase of membership interests in the SST VI advisor was determined based on a pre-existing formula based on distributions over the prior year. This payment was treated as a repurchase of equity and no gain or loss was recognized. The difference between the $1,850,000 paid and the carrying value of the previously existing non-controlling interest was recorded to additional paid-in capital. The separate contract termination costs related to the distribution support agreement and the severance payments were immediately recorded in full to Managed Platform expenses during the year ended December 31, 2025. Excluding the amounts we paid for severance payments, the amounts otherwise paid were based on pre-existing terms included in the underlying agreements.

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

Pursuant to the SSGT III Advisory Agreement, the SSGT III advisor will receive acquisition fees equal to 1.00% of the contract purchase price of each property SSGT III acquires plus reimbursement of acquisition expenses that SSGT III advisor incurs, provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives the Acquisition Fee. The SSGT III advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SSGT III’s aggregate asset value, as set forth in the underlying agreements. The SSGT III advisor is also entitled to receive a disposition fee equal to 1.5% of the contract sale price for any properties sold inclusive of any real estate commissions paid to third party real estate brokers. A subsidiary of SSGT III is the sponsor of DSTs and a wholly-owned SSGT III entity also operates the related properties pursuant to a master lease with the respective DST. For certain of such DSTs, upon the successful syndication of the DST offering we will receive an additional 0.60% of the acquisition price related to our assistance with the successful launch of the syndicated investment product. The DST interests are initially owned by SSGT III but are sold to the third parties through

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

the DST offering sponsored by SSGT III. Given required tax structuring, the control of the DST resides with a signatory trustee, which is affiliated with SSGT III.

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

SST X Advisory Agreement

The SST X advisor provides acquisition and advisory services to SST X pursuant to an advisory agreement dated January 31, 2025 (as amended to date, the “SST X Advisory Agreement”). In connection with the SST X private placement offering, which initially commenced on January 31, 2025, the SST X advisor has and will continue to pay for certain organization and offering expenses (other than selling commissions and shareholder servicing fees) and the SST X advisor may pay for certain other operating expenses incurred by SST X through December 31, 2026. SST X is not required to begin to repay such costs until January 2027, at which point SST X must reimburse these costs over 60 months.

Pursuant to the SST X Advisory Agreement, the SST X advisor will not receive acquisition fees, but is entitled to reimbursement of acquisition expenses that the SST X advisor incurs. The SST X advisor is not entitled to receive any disposition fees. The SST X advisor is entitled to a management fee equal to (i) 0.75% of NAV for the Class F-T Common Shares, Class F-D Common Shares, and Class F-I Common Shares, and (ii) 1.25% of NAV for the Class T Common Shares, Class D Common Shares, and Class I Common Shares, in each case, per annum and payable monthly, before giving effect to any accruals by SST X for the management fee, any applicable servicing fees, the performance participation allocation, or any distributions. SST X is currently only offering the Class F-T Common Shares, Class F-D Common Shares and Class F-I Common Shares. Until the first determination of NAV by the SST X advisor, the management fee shall be equal to 0.75% of the per share purchase price of $20.00 for the Class F-T Common Shares, Class F-D Common Shares and Class F-I Common Shares. The SST X Operating Partnership will also pay the SST X advisor a management fee equal to (i) 0.75% of net asset value of the SST X Operating Partnership for the Class F-T OP Units, Class F-D OP Units, and Class F-I OP Units then outstanding held by unitholders other than SST X, and (ii) 1.25% of net asset value of the SST X Operating Partnership for the Class T OP Units, Class D OP Units, and Class I OP units then outstanding held by unitholders other than SST X, in each case, per annum and payable monthly, before giving effect to any accruals for such management fees, any applicable servicing fees, the performance participation allocation, or any distributions by the SST X Operating Partnership. The management fee may be paid, at the SST X advisor’s election, in cash or cash equivalent aggregate NAV amounts of Class E Common Shares or Class E OP Units in Strategic Storage Operating Partnership X, L.P. (the “SST X Operating Partnership” or “SST X OP”). Pursuant to the Separation Agreement, POHG is no longer entitled to receive 17.5% of the asset management fees that SST X advisor earns pursuant to the SST X Advisory Agreement.

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

As of December 31, 2025, SST X had sold approximately $2.0 million of its Class F-I Common Shares, and we had a receivable of approximately $2.2 million from SST X related to the costs described above.

On January 23, 2026, SST X re-launched a private offering of up to $600 million in shares of its beneficial interests. Pursuant to a managing dealer agreement, Orchard will now serve as the managing dealer for the SST X private placement offering and, as part of its compensation under the managing dealer agreement, will be entitled to receive certain fees and expenses in connection with the SST X offering, some of which may be paid by one of our affiliates. Additionally, we agreed to re-allow to Orchard 10% of certain fees we are entitled to pursuant to our existing SST X Advisory Agreement and certain

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

allocations we are entitled to pursuant to the limited partnership agreement of the SST X Operating Partnership, as described above.

Managed REIT Property Management Agreements

Our indirect subsidiaries, SS Growth Property Management III, LLC, Strategic Storage Property Management VI, LLC, and Strategic Storage Property Management X, LLC, (collectively the “Managed REITs Property Managers”), are entitled to receive fees for their services in managing the properties wholly or partially owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager.

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

The SST VI, SSGT III, and SST X property managers are entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the periods presented (in thousands):

	Years Ended December 31,
Managed Platform Revenues	2025	2024	2023
Asset Management Fees:
SST VI	$4,402	$4,254	$3,420
SSGT III	1,945	1,406	1,017
SST X	13	—	—
Total Asset Management Fees	6,360	5,660	4,437
Property Management Fees:
SST VI	1,965	1,698	1,243
SSGT III	1,363	617	358
JV properties	1,089	959	738
SST X	10	—	—
Third Party Platform (1)	2,051	—	—
Total Property Management Fees	6,478	3,274	2,339
Tenant Protection Program Fees:
SST VI	1,401	1,205	842
SSGT III	1,113	427	186
JV properties	420	371	271
Third Party Platform (1)	864	—	—
Total Tenant Protection Program Fees	3,798	2,003	1,299
Acquisition Fees:
SST VI	—	34	2,470
SSGT III	2,646	293	837
Total Acquisition Fees	2,646	327	3,307
Other Managed REIT Fees (2)	936	963	558
Managed Platform Fees	20,218	12,227	11,940
Sponsor funding reduction (3)	(1,052)	(844)	(34)
Total Managed Platform Revenues	$19,166	$11,383	$11,906

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(1)
Our Third Party Platform revenues are not derived from a related party; however, it is a part of our Managed Platform and we have included it above accordingly.
(2)
Such revenue primarily includes other property management related fees, construction management fees, development fees, and other miscellaneous revenues.
(3)
Pursuant to the Sponsor Funding Agreement, we funded certain costs of SST VI's share sales, and in return receives Series C Units in SST VI's OP. As of June 30, 2025, SST VI had closed its offering to new subscriptions. As such, we no longer had any funding obligation pursuant to the Sponsor Funding Agreement. The excess of the funding over the value of the Series C Units received was accounted for as a reduction of Managed Platform revenue from SST VI over the remaining estimated term of the management contracts with SST VI.

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

Reimbursable costs from Managed REITs includes reimbursement of SST VI, SST X, and SSGT III's Advisors’ certain direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of certain costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of December 31, 2025 and 2024, we had receivables due from the Managed REITs totaling approximately $23.4 million, and $16.7 million, respectively. Such amounts are included in investments in and advances to Managed REITs in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the years ended December 31, 2025, 2024 and 2023, we recorded a loss related to our equity interest, excluding our preferred investment discussed below, in SST VI OP of approximately $0.5 million, $0.9 million and $0.9 million, respectively, and received distributions in the amount of approximately $0.3 million, $0.3 million and $0.3 million, respectively, excluding distributions received related to the Series D Preferred Units, defined below.

On September 4, 2025, we, through one our subsidiaries entered into a preferred unit purchase agreement with SST VI OP (the “Series D Preferred Unit Purchase Agreement”) for up to 1,400,000 Series D cumulative redeemable preferred units (“Series D Preferred Units”), in consideration for up to $35.0 million. Distributions on the Series D Preferred Units of SST VI OP are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter. The Series D Preferred Unit Purchase Agreement provides that the purchase price for the Series D Preferred Units shall be equal to $25 per share. The Series D Preferred Units require an investment fee equal to 1.0% of the amount invested at any closing.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

On September 4, 2025, we made an initial investment of $5.0 million or 200,000 Series D Preferred Units at a purchase price of $25.00 per unit. During September 2025, we made additional purchases of 800,000 Series D Preferred Units for an additional $20.0 million. SST VI used certain of the funds received from our investment in the Series D Preferred Units to repay approximately $19.3 million in receivable balances to us.

During the three months ended December 31, 2025, through a series of transactions, we purchased an additional 400,000 Series D Preferred Units at a purchase price of $25.00 per unit, for a total of $10.0 million. As of December 31, 2025, we had purchased an aggregate of 1.4 million Series D Preferred Units for $35.0 million. As such, we were no longer required to make any further purchases of Series D Preferred Units in connection with the Series D Preferred Unit Purchase Agreement, as discussed above.

For the year ended December 31, 2025 we recorded income of approximately $0.5 million from our investment in the Series D Preferred Units.

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

On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we owned were converted into Class A units of SST VI OP, and thereafter our future purchases were to be determined based on the current estimated net asset value at such time. Subsequent to SST VI declaring an estimated net asset value of $10.00 per share, the number of Series C Units we received in exchange for funding the front-end sales load of the sale of SST VI's Class Y and Class Z shares was calculated as the dollar amount of such sponsor funding divided by the then current offering price of $10.00 per share for such Class Y and Z shares.

As of June 30, 2025, SST VI closed the primary portion of its public offering. The Sponsor Funding Agreement was terminated immediately in connection with the closedown of SST VI’s primary offering. In accordance therewith, we have no further funding obligation in connection with the Sponsor Funding Agreement.

As of December 31, 2025, we had incurred approximately $10.2 million in connection with the now terminated Sponsor Funding Agreement, representing approximately 1.1 million Series C Units issued by SST VI OP. During the year ended December 31, 2025 we incurred approximately $0.9 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Debt Investments

On June 13, 2023 SmartStop OP entered into a promissory note agreement with SST VI OP ( the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended on December 8, 2023 to December 31, 2024 at the borrower's option, and as such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan.

On June 28, 2024, the SST VI Note was amended to expand the borrowing capacity up to $25.0 million and further extend the maturity date from December 31, 2024 to December 31, 2025. On July 29, 2024, SST VI borrowed an additional $8.0 million on the SST VI Note. On July 29, 2025, SST VI borrowed an additional $2.0 million on the SST VI Note.

On December 22, 2025, the SST VI Note was further amended whereby the ultimate maturity date was extended to June 30, 2027. Additionally, interest on this note began accruing at SOFR plus 3.5%, effective January 1, 2026 in connection with such amendment.

The following table summarizes the carrying value of our investments in and advances to SST VI for the periods presented (dollars in thousands):

			Contractual	Effective
	As of December 31,		Interest/Preferred	Interest/Preferred	Maturity
	2025	2024	Rate (1)	Rate (1)	Date (1)
Receivables:
Receivables and advances due	$5,319	$13,929
Debt:
SST VI Note	25,000	23,000	SOFR + 4.0%	7.87%	06/30/2027
Equity:
Series D Preferred Units	34,650	—	(2)	6.00%
SST VI OP Units, SLP and Series C Units	4,959	5,282
Total investments in and advances to	$69,928	$42,211

(1)
Reflects the current interest/preferred rate or maturity date information in effect as of December 31, 2025, as applicable.
(2)
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

For the years ended December 31, 2025, 2024 and 2023, we recorded a loss related to our equity interest in SSGT III OP of approximately $0.6 million, $0.6 million and $0.7 million, respectively, and received distributions in the amount of approximately $0.3 million, $0.3 million and $0.3 million, respectively.

Debt Investments

On July 31, 2024, our Operating Partnership provided a bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s acquisition of two self storage facilities. Through a series of payments, during the three months ended March 31, 2025, SSGT III and its subsidiaries repaid all amounts

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

outstanding on the SSGT III Bridge Loan, in accordance with the terms of the SSGT III Bridge Loan, no further draws were permitted thereafter.

On December 16, 2024, a subsidiary of SSGT III entered into a promissory note with our Operating Partnership for a $7.0 million loan (the “SSGT III Promissory Note”), the entire principal amount of the loan was disbursed to SSGT III on such date. Pursuant to this note, interest on the SSGT III Promissory Note accrued at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Promissory Note were interest only, and it had an initial maturity date of March 17, 2025. The SSGT III Promissory Note required a commitment fee equal to 0.50% of the amount drawn at closing of the SSGT III Promissory Note. During the three months ended March 31, 2025, SSGT III and it subsidiaries repaid all amounts outstanding on the SSGT III Promissory Note, including accrued interest.

On June 3, 2025, a subsidiary of SSGT III entered into a promissory note with our Operating Partnership for a loan of up to $25.0 million (the “SSGT III Promissory Note II”). On June 5, 2025, $4.0 million was initially drawn on the loan and disbursed to SSGT III. Interest on the SSGT III Promissory Note II accrued at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Promissory Note II were interest only until maturity. This note had an initial maturity date of December 31, 2025, with two optional extensions, each for 6 months, subject to certain conditions. The SSGT III Promissory Note II required a commitment fee equal to 0.50% of the amount drawn at such time. Since the initial draw, SSGT III made a series of additional draws. In November 2025, through a series of payments, SSGT III fully repaid the outstanding balance on the SSGT III Promissory Note II. No further draws were permitted in connection with such note.

On June 24, 2025, our Operating Partnership fully funded a secured term loan pursuant to a promissory note entered into by a subsidiary of SSGT III for a $25.0 million loan (the “SSGT III Secured Note”). Interest on the SSGT III Secured Note accrued at a variable rate equal to SOFR plus 3.0% per annum. Payments on the SSGT III Secured Note were interest only until maturity. This note has an initial maturity date of December 31, 2025, with two optional extensions, each for 6 months, subject to certain conditions. The SSGT III Secured Note required a commitment fee equal to 0.50% of the amount drawn at such time. In September 2025, SSGT III paid down $12.0 million on the SSGT III Secured Note. In November 2025, SSGT III fully repaid the outstanding balance on the SSGT III Secured Note. No further draws were permitted in connection with such note.

On November 13, 2025, our Operating Partnership provided a bridge loan to Blue Door AM I, LLC, an indirect wholly-owned subsidiary of SSGT III for $15.0 million (the “SSGT III-Blue Door III Bridge Loan”) in order to capitalize a Delaware statutory trust. The SSGT III-Blue Door III Bridge Loan required a commitment fee equal to 0.50% of the original principal amount of the loan. Interest on the SSGT III-Blue Door III Bridge Loan accrues at a variable rate equal to SOFR plus 3.0% per annum. As such interest accrues it will be added to the principal balance outstanding on each payment date until the loan is fully repaid. The loan has an initial maturity date of November 13, 2026, with a one-time extension option of 6 months, extending the maturity to April 13, 2027, subject to certain conditions. An extension fee of 0.25% of the principal indebtedness as of the extension date is due if such extension option is exercised, and the spread on the interest rate increases to 4.0% upon exercising the extension option. The loan agreement requires the borrower to make a prepayment on the SSGT III-Blue Door III Bridge Loan in an amount equal to 80% of the equity proceeds the borrower receives from its equity issuances (each, a “Bridge Loan Prepayment”). Each Bridge Loan Prepayment is due on the next occurring payment date following the borrower's receipt issuance proceeds.

On December 18, 2025, SSGT III's taxable REIT subsidiary entered into a loan with KeyBank National Association (“KeyBank”) in the amount of $25.0 million (the “KeyBank-SSGT III Bridge Loan”), which matures on June 18, 2026, subject to a six-month extension option. The KeyBank-SSGT III Bridge Loan has curtailment provisions that the outstanding loan balance must be no greater than $7.5 million, $5.0 million and $2.5 million as of March 31, April 30 and May 31, 2026, respectively. As of February 17, 2026, the outstanding balance of the KeyBank-SSGT III Bridge Loan was $5.9 million. In connection with this loan, we entered into a subordination and standstill agreement with KeyBank, whereby, among other things, the SSGT III-Blue Door III Bridge Loan became subordinate to the KeyBank-SSGT III Bridge Loan and all rights to payments under the SSGT III-Blue Door III Bridge Loan, including the Bridge Loan Prepayment, became subordinated to KeyBank's rights to payment under the KeyBank-SSGT III Bridge Loan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following table summarizes the carrying value of our investments in and advances to SSGT III for the periods presented (dollars in thousands):

			Contractual	Effective
	As of December 31,		Interest	Interest	Maturity
	2025	2024	Rate (1)	Rate (1)	Date (1)
Receivables:
Receivables and advances due	$15,878	$2,769
Debt:
SSGT III-Blue Door III Bridge Loan	15,000	—	SOFR + 3.0%	6.87%	11/13/2026
SSGT III Bridge Loan (2)	—	2,919
SSGT III Promissory Note (2)	—	7,000
Equity:
SSGT III OP Units and SSGT III SLP	1,971	2,823
Total investments in and advances to	$32,849	$15,511

(1)
Reflects the current interest rate or maturity date information in effect as of December 31, 2025, as applicable.
(2)
During the three months ended March 31, 2025, SSGT III repaid all amounts outstanding on the SSGT III Bridge Loan and the SSGT III Promissory Note.

Investments in and advances to DSTs Sponsored by SSGT III

On November 13, 2025 a subsidiary of ours funded three non-recourse mortgage loans to indirect subsidiaries of SSGT III for approximately $24.2 million, collectively. Each of these three loans (the “BD III DST Mortgage Loans”) have an initial maturity date of November 13, 2032. The BD III DST Mortgage Loans were funded net of approximately $0.4 million or 1.75% in fees owed to us for structuring and origination. Payments are due monthly in arrears, are interest only until maturity, and accrue at a fixed rate of 5.0% per annum. Subject to certain conditions, the DST borrowers have two extension options, each for a one year term, with the second extension ultimately requiring full principal repayment in November 2034. If the DST borrowers choose to exercise the extension option, the interest rate in effect changes to a fixed rate calculated as the then current 30-day average SOFR rate plus a spread of 1.50%. Such calculated rate in effect as of the exercise of the extension option would be fixed until the ultimate maturity of the BD III DST Mortgage Loans. The DST borrowers may prepay the loans at any point in time, subject to the following premium schedule, expressed as a percentage of the then outstanding principal balance prepaid: (i) 5% on or before November 13, 2026, (ii) 3% between November 13, 2026 and November 13, 2028, (iii) 1% between November 13, 2028 and November 13, 2030, and (iv) 0% on or after November 13, 2030.

On January 28, 2026, a subsidiary of ours funded three non-recourse mortgage loans to indirect DST subsidiaries of SSGT III for approximately $16.0 million, collectively. Each of these three loans (the “BD IV DST Mortgage Loans”) have an initial maturity date of January 28, 2033. The BD IV DST Mortgage Loans were funded net of approximately $0.5 million or 3.0% in fees owed to us for structuring and origination. Payments are due monthly in arrears, are interest only until maturity, and accrue at a fixed rate of 5.0% per annum. Subject to certain conditions, the DST borrowers have two extension options, each for a one year term, with the second extension ultimately requiring full principal repayment on January 28, 2035. If the DST borrowers choose to exercise the extension option, the interest rate in effect changes to a fixed rate calculated as the then current 30-day average SOFR rate plus a spread of 1.50%. Such calculated rate in effect as of the exercise of the extension option would be fixed for the extension term. A 0.2% extension fee would become due upon each extension option being exercised. The DST borrowers may prepay the loans at any point in time, subject to the following premium schedule, expressed as a percentage of the then outstanding principal balance prepaid: (i) 5% on or before January 27, 2027, (ii) 3% between January 28, 2027 and January 27, 2029, (iii) 1% between January 28, 2029 and January 27, 2031, and (iv) 0% on or after January 28, 2031.

We serve as the property manager for the properties owned by the DSTs that are leased pursuant to a master lease by a SSGT III subsidiary, which pursuant to the lease is required to pay rent to the DST equal to the required debt service. Such requirement is further supported by a minimum capital requirement of the SSGT III lessor entity, initially further supported by a guaranty from the SSGT III operating partnership of such required capital. As of December 31, 2025, SSGT III had sponsored and initiated the syndication of DST interests to retail investors for such DST programs, covering eight properties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The above SSGT III DST syndicated offerings were in various stages of completion. We serve as the property manager for each property owned by such DSTs.

The following table summarizes the carrying value of our investments in and advances to DSTs Sponsored by SSGT III for the periods presented (dollars in thousands):

			Contractual	Effective
	As of December 31,		Interest	Interest/Preferred	Maturity
	2025	2024	Rate (1)	Rate (1)	Date (1)
Debt:
BD III DST Mortgage Loans	$24,191	$—	Fixed	5.00%	11/13/2032
Total investments in and advances to	$24,191	$—

(1)
Reflects the current interest rate or maturity date information in effect as of December 31, 2025, as applicable.

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

On October 29, 2025, we, through one our subsidiaries entered into a preferred unit purchase agreement with SST X OP for 72,000 series A cumulative preferred units (the “Series A Preferred Units”), for $1.8 million. Distributions on the Series A Preferred Units of SST X OP are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter. The Series A Preferred Units require an investment fee equal to 1.0% of the amount invested at any closing. As of December 31, 2025, we had purchased an aggregate of 72,000 Series A Preferred Units for $1.8 million.

During the year ended December 31, 2025, we recorded approximately $0.1 million of income from our investment in the SST X Series A Preferred Units.

On October 30, 2025, we sold the Murfreesboro, Tennessee property to SST X for approximately $7.9 million. See Note 3 – Real Estate Facilities for additional information.

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

For the years ended December 31, 2025, 2024 and 2023, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.7 million, $0.8 million and $0.5 million, respectively, which were recorded in the Managed Platform expenses line item in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

We recorded reimbursements from SAM of approximately $0.6 million, $0.2 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to services provided to SAM, which were included in Managed Platform revenue in our consolidated statements of operations.

As of December 31, 2025 and 2024, a receivable of approximately $0.4 million and a receivable of approximately $0.1 million, respectively, was due from SAM related to the Administrative Services Agreement.

See Note 6 – Investments in Unconsolidated Real Estate Ventures for additional information regarding other equity method investees deemed to be a related party, given they are accounted for as equity method investments.

Note 13. Equity Based Compensation

Prior to June 15, 2022, we issued equity based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity based compensation. Through December 31, 2025, we have generally issued equity based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Prior to April 1, 2025, the day we executed our underwriting agreement and sold 27,000,000 shares of common stock pursuant to our Underwritten Public Offering, the fair value of our restricted stock was determined on the grant date based on an estimated value per share. The estimated fair value of our restricted stock was determined with the assistance of third party valuation specialists primarily based on an income approach to value our properties as well as the Managed Platform, less the estimated fair value of our debt and other liabilities. The key assumptions previously used in estimating the fair value of our restricted stock were projected annual net operating income, projected growth rates, discount rates, capitalization rates and an illiquidity discount, if applicable. The fair value of LTIP Units are further adjusted as compared to the determined restricted stock value by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For performance based awards, a fair value is determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement as of the end of the respective period.

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

With respect to grants of time based LTIP Units, distributions accrue based on the effective date of each grant, and are payable as distributions are paid on our Common Stock without regard to whether the underlying awards have vested. With respect to time based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

Holders of time based LTIP Units receive allocations of profits and losses with respect to the LTIP Units as of the effective date, distributions from the effective date in an amount equivalent to the distributions declared and paid on our Common Stock, and the same voting rights as holders of common units, voting as a class with each LTIP Unit holder having one vote per LTIP Unit held. Prior to vesting, time based LTIP Units generally may not be transferred, other than by laws of descent and distribution.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following table summarizes the activity related to our time based awards:

	Restricted Stock		LTIP Units
Time Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	21,329	$53.76	95,071	$50.76
Granted	11,476	57.20	78,991	54.12
Vested	(11,830)	51.16	(65,624)	50.12
Forfeited	(1,314)	57.12	(3,954)	51.44
Unvested at December 31, 2024	19,661	57.12	104,484	53.68
Granted	350,368	30.18	365,195	33.83
Vested (1)	(223,580)	31.34	(81,964)	49.75
Forfeited	(21,248)	30.97	—	—
Unvested at December 31, 2025	125,201	$32.20	387,715	$35.81

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

Recipients of performance based restricted stock accrue distributions during the performance period, and such distributions will only be payable on the date that any such shares of restricted stock vest, based upon the performance level attained. Recipients of performance based LTIP Units are issued LTIP Units at 200% of the targeted award and are entitled to receive distributions and allocations of profits and losses with respect to the performance based LTIP Units as of the effective date of each award in an amount equal to 10% of the distributions available to such LTIP Units, until the Distribution Participation Date (as defined in the Operating Partnership Agreement). The remaining 90% of distributions will accrue and will be payable on the Distribution Participation Date based upon the performance level attained and number of performance based LTIP Units that vest. Following the Distribution Participation Date, recipients will be entitled to receive the full amount of distributions with respect to the vested performance based LTIP Units, such amount being equivalent to distributions declared and paid on our Common Shares.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The following table summarizes our activity related to our performance based awards:

	Restricted Stock		LTIP Units
Performance Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	—	$—	133,254	$48.64
Granted	—	—	67,524	54.20
Vested	—	—	(37,097)	37.20
Forfeited	—	—	(4,040)	53.44
Unvested at December 31, 2024	—	—	159,641	53.52
Granted	—	—	68,634	52.12
Vested (1)	—	—	(13,633)	52.72
Forfeited	—	—	(13,633)	52.72
Unvested at December 31, 2025	—	$—	201,009	$53.16

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

As of December 31, 2025, 1,443,166 shares of stock were available for issuance under the Plan.

We recorded approximately $10.7 million, $5.0 million, and $5.1 million of equity based compensation expense in general and administrative in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

We recorded approximately $3.4 million, $0.2 million and $0.2 million of equity based compensation expense in property operating expenses in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

We recorded approximately $1.9 million of equity based compensation expense in Managed Platform expenses in our consolidated statements of operations for the year ended December 31, 2025, and none for the years ended December 31, 2024 and 2023.

As of December 31, 2025, and 2024, there was approximately $17.1 million and $7.9 million of total unrecognized compensation expense related to non-vested equity awards, respectively. As of December 31, 2025 and 2024, such cost was expected to be recognized over a weighted-average period of approximately 2.7 years and 2.1 years, respectively.

In March 2025, the compensation committee of our board of directors approved the 2025 executive compensation terms for our executives, which included (1) performance based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

In March 2025, an aggregate of 68,634 performance based LTIP Units and approximately 69,673 time-based LTIP Units were issued to executive officers. The performance-based LTIP Units vest after the three year performance period, based upon the performance level attained. The time based LTIP Units vest ratably over four years, with the first tranche vesting on December 31, 2025, subject to the recipient’s continued employment through the applicable vesting date.

In April 2025, in connection with the Underwritten Public Offering, an aggregate of approximately 287,080 time-based LTIP Units and 344,894 time based shares of restricted stock were issued to approximately 320 employees and directors (the “IPO Grant”). As prescribed in the IPO Grant in April 2025, approximately 287,080 of these LTIP Units, and approximately 119,829 of these restricted shares were scheduled to vest ratably over four years, respectively, with the first tranche vesting on April 1, 2026. Approximately 225,065 of the total shares issued were scheduled to vest after six months, on October 1, 2025. All of the aforementioned grants vest subject to the recipient’s continued employment through the applicable vesting date.

Note 14. Commitments and Contingencies

Contingent Earnout

In connection with the Third Party Platform Acquisition, such transaction is subject to a potential earnout of up to an additional $11.0 million based on revenues generated during fiscal year 2028, with 75% payable in cash and 25% being payable in OP Units. See Note 4 – Third Party Platform Acquisition for additional information.

Operating Partnership Redemption and Extraordinary Matter Voting Rights

Generally, after a one year hold period, the limited partners of our Operating Partnership, have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may redeem their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed.

Additionally, in connection with the Class A-1 Units issued in connection with the Self Administration Transaction, which Class A-1 Units are also subject to the general restrictions on transfer contained in the Operating Partnership Agreement, we have agreed that the consent of our Operating Partnership will be required for certain “Extraordinary Matters” submitted to the vote of our stockholders. Such consent shall be based on the vote of all partners of the Operating Partnership. In addition, we agreed that our vote, of limited interests we hold in the Operating Partnership, will be voted in proportion to the votes cast by our stockholders on such Extraordinary Matter. The term “Extraordinary Matter” for purposes of this consent means any merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or charter amendment, in each case where the vote of our stockholders is required under Maryland law. The Class A-1 Units are otherwise entitled to all rights and duties of the limited partnership units in the Operating Partnership, including cash distributions and the allocation of any profits or losses in the Operating Partnership.

Other Contingencies and Commitments

We have severance arrangements which cover certain members of our management team; these provide for severance payments upon certain events, including after a change of control.

See Note 12 – Related Party Transactions related to our debt investments in the Managed REITs for more information about our contingent obligations under these agreements.

As of December 31, 2025, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.7 million and $3.9 million during the years ended December 31, 2026, and 2027 respectively.

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

December 31, 2025

excess of any amounts accrued. For such proceedings, we are not aware of any for which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.

Note 15. Declaration of Distributions

On December 22, 2025, our board of directors approved a distribution amount for the month of January 2026 such that all holders of our outstanding common stock for the month of January will receive a distribution equal to $0.1359 per share, equivalent to an annualized distribution of $1.60 per share. The January 2026 distribution payable to each stockholder of record at the end of January was paid on or about February 13, 2026.

On January 29, 2026, our board of directors approved a distribution amount for the month of February 2026 such that all holders of our outstanding common stock for the month of February will receive a distribution equal to $0.1227 per share, equivalent to an annualized distribution of $1.60 per share. The February 2026 distribution payable to each stockholder of record at the end of February is expected to be paid on or about March 13, 2026.

Note 16. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following events occurred subsequent to December 31, 2025:

2026 Credit Facility

On February 18, 2026, we, through our operating partnership (the “Borrower”), entered into a second amended and restated credit agreement with KeyBank, National Association, as administrative agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto (the “2026 Credit Agreement”).

The 2026 Credit Agreement provides for a senior unsecured revolving credit facility (the “2026 Credit Facility”) in an aggregate principal amount of $500 million. The Borrower has the right to increase the amount available under the 2026 Credit Facility by an additional $1.1 billion, for a total potential maximum aggregate amount of $1.6 billion, subject to certain conditions. The 2026 Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $50 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the 2026 Credit Facility. Borrowings under the 2026 Credit Facility may be in either U.S. dollars or Canadian dollars. The Borrower’s outstanding balance under the previously existing Credit Facility of approximately $68.3 million remained unchanged at the closing of the 2026 Credit Facility.

The maturity date of the 2026 Credit Facility is February 18, 2030, subject to a one-year extension option, subject to the payment of an extension fee of 0.125% on the aggregate amount of the then-outstanding revolving commitments for such extension, and it may be prepaid or terminated at any time without penalty; provided, however, that the Lenders (as defined in the 2026 Credit Agreement) shall be indemnified for certain breakage costs.

Amounts borrowed under the 2026 Credit Facility bear interest based on the type of borrowing (either Base Rate Loans, SOFR Loans, or CORRA Loans, each as defined in the 2026 Credit Agreement) and vary based upon our consolidated leverage ratio or credit rating. Base Rate Loans bear interest at the lesser of (x) the Base Rate (as defined in the 2026 Credit Agreement) plus the applicable rate, or (y) the maximum rate. SOFR Loans that are Daily Simple SOFR Loans bear interest at the lesser of (a) Daily Simple SOFR (as defined in the 2026 Credit Agreement) plus the applicable rate, or (b) the maximum rate. SOFR Loans that are Term SOFR Loans bear interest at the lesser of (a) Term SOFR (as defined in the 2026 Credit Agreement) for the interest period in effect plus the applicable rate, or (b) the maximum rate. CORRA Loans bear interest at the lesser of (a) Daily Simple CORRA (as defined in the 2026 Credit Agreement) plus the applicable rate, or (b) the maximum rate. Until we achieve an investment grade credit rating, the corresponding applicable rate varies between 100 basis points to 145 basis points for SOFR Loans and CORRA Loans and between 0 basis points and 45 basis points for Base Rate Loans, in each case depending on our consolidated leverage ratio. After we achieve an investment grade credit rating, the corresponding applicable rate varies between 70 basis points to 140 basis points for SOFR Loans and CORRA

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Loans and between 0 basis points and 40 basis points for Base Rate Loans, in each case depending on our credit rating. Initial advances under the 2026 Credit Facility are Daily Simple SOFR Loans that bear interest at 105 basis points over Daily Simple SOFR. The 2026 Credit Facility is also subject to a facility fee based on the amount of outstanding revolving commitments, which varies from 15 bps to 30 bps, depending on our consolidated leverage ratio. After we achieve an investment grade credit rating, the facility fee varies from 10 bps to 30 bps depending on our credit rating.

The 2026 Credit Facility is fully recourse, jointly and severally, to us, the Borrower, and certain of our subsidiaries (the “Subsidiary Guarantors”). In connection with the 2026 Credit Facility, each of us, the Borrower and the Subsidiary Guarantors executed guarantees in favor of the Lenders. It is an event of default under the 2026 Credit Facility if (a) there is a payment default by us, the Borrower or any Subsidiary Guarantor under any recourse debt for borrowed money of at least $50 million, or (b) there is a payment default by us or any of our subsidiaries under any non-recourse debt of at least $100 million.

The 2026 Credit Facility is unsecured. The outstanding 2032 Private Placement Notes, the outstanding 2028 Canadian Notes and the outstanding 2030 Canadian Notes, previously issued by us, remain pari passu with the 2026 Credit Facility.

The 2026 Credit Facility contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. In particular, the financial covenants imposed on us include: a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, certain limits on both secured debt and secured recourse debt, a ratio of secured recourse debt to total asset value, an unencumbered pool leverage ratio, and an unsecured interest coverage ratio. If an event of default occurs and continues, we are subject to certain actions by the administrative agent, including, without limitation, the acceleration of repayment of all amounts outstanding under the 2026 Credit Facility.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

(Dollars in thousands)

			Initial Cost to Company					Gross Carrying Amount at December 31, 2025
Description	ST	Encumbrance(5)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Morrisville	NC	$—	$531	$1,891	$2,422	$206		$531	$2,097	$2,628	$(870)	2004	11/3/2014
Cary	NC	—	1,064	3,301	4,365	283		1,064	3,584	4,648	(1,430)	1998/2005/2006	11/3/2014
Raleigh	NC	—	1,186	2,540	3,726	398		1,186	2,938	4,124	(1,417)	1999	11/3/2014
Myrtle Beach I	SC	8,492	1,482	4,476	5,958	595		1,482	5,071	6,553	(2,133)	1998/2005-2007	11/3/2014
Myrtle Beach II	SC	6,736	1,690	3,654	5,344	442		1,690	4,096	5,786	(1,753)	1999/2006	11/3/2014
Whittier	CA	4,232	2,730	2,917	5,647	935		2,730	3,852	6,582	(1,796)	1989	2/19/2015
La Verne	CA	2,913	1,950	2,037	3,987	413		1,950	2,450	4,400	(1,197)	1986	1/23/2015
Santa Ana	CA	4,778	4,890	4,007	8,897	962		4,890	4,969	9,859	(2,311)	1978	2/5/2015
Upland	CA	3,322	2,950	3,017	5,967	783		2,950	3,800	6,750	(1,798)	1979	1/29/2015
La Habra	CA	3,368	2,060	2,357	4,417	683		2,060	3,040	5,100	(1,310)	1981	2/5/2015
Monterey Park	CA	2,366	2,020	2,217	4,237	352		2,020	2,569	4,589	(1,055)	1987	2/5/2015
Huntington Beach	CA	6,417	5,460	4,857	10,317	656		5,460	5,513	10,973	(2,461)	1986	2/5/2015
Chico	CA	1,070	400	1,337	1,737	415		400	1,752	2,152	(843)	1984	1/23/2015
Lancaster	CA	1,547	200	1,517	1,717	572		200	2,089	2,289	(1,107)	1980	1/29/2015
Riverside	CA	2,139	370	2,327	2,697	846		370	3,173	3,543	(1,477)	1985	1/23/2015
Fairfield	CA	2,526	730	2,947	3,677	510		730	3,457	4,187	(1,441)	1984	1/23/2015
Lompoc	CA	2,594	1,000	2,747	3,747	355		1,000	3,102	4,102	(1,297)	1982	2/5/2015
Santa Rosa	CA	6,735	3,150	6,717	9,867	892		3,150	7,609	10,759	(3,383)	1979-1981	1/29/2015
Vallejo	CA	—	990	3,947	4,937	674		990	4,621	5,611	(1,933)	1981	1/29/2015
Federal Heights	CO	2,184	1,100	3,347	4,447	418		1,100	3,765	4,865	(1,873)	1983	1/29/2015
Aurora	CO	4,415	810	5,907	6,717	1,038		810	6,945	7,755	(3,117)	1984	2/5/2015
Littleton	CO	2,002	1,680	2,457	4,137	422		1,680	2,879	4,559	(1,342)	1985	1/23/2015
Bloomingdale	IL	2,184	810	3,857	4,667	632		810	4,489	5,299	(1,957)	1987	2/19/2015
Crestwood	IL	1,502	250	2,097	2,347	480		250	2,577	2,827	(1,209)	1987	1/23/2015
Forestville	MD	3,186	1,940	4,347	6,287	1,188		1,940	5,535	7,475	(2,898)	1988	1/23/2015
Warren I	MI	1,798	230	2,967	3,197	738		230	3,705	3,935	(1,671)	1996	5/8/2015
Sterling Heights	MI	2,116	250	3,287	3,537	994		250	4,281	4,531	(1,852)	1977	5/21/2015
Troy	MI	3,140	240	4,177	4,417	568		240	4,745	4,985	(2,068)	1988	5/8/2015
Warren II	MI	2,071	240	3,067	3,307	752		240	3,819	4,059	(1,746)	1987	5/8/2015
Beverly	NJ	1,274	400	1,697	2,097	514		400	2,211	2,611	(934)	1988	5/28/2015
Everett	WA	2,503	2,010	2,957	4,967	832		2,010	3,789	5,799	(1,604)	1986	2/5/2015
Foley	AL	3,800	1,839	5,717	7,556	1,198		1,839	6,915	8,754	(2,982)	1985/1996/2006	9/11/2015
Tampa	FL	1,502	718	2,257	2,975	778		718	3,035	3,753	(1,253)	1985	11/3/2015
Boynton Beach	FL	7,509	1,983	15,233	17,216	550		1,983	15,783	17,766	(4,827)	2004	1/7/2016
Lancaster II	CA	2,162	670	3,711	4,381	406		670	4,117	4,787	(1,616)	1991	1/11/2016
Milton(2)	ONT	8,213	1,453	7,930	9,383	566	(3)	1,473	8,476	9,949	(2,676)	2006	2/11/2016
Burlington I(2)	ONT	10,293	3,293	10,279	13,572	865	(3)	3,339	11,098	14,437	(3,506)	2011	2/11/2016
Oakville I(2)	ONT	12,418	2,655	13,072	15,727	4,754	(3)	2,692	17,789	20,481	(5,162)	2016	2/11/2016
Oakville II(2)	ONT	—	2,983	9,346	12,329	178	(3)	2,941	9,566	12,507	(3,167)	2004	2/29/2016
Burlington II(2)	ONT	—	2,944	5,126	8,070	164	(3)	2,902	5,332	8,234	(1,781)	2008	2/29/2016
Xenia	OH	—	275	2,665	2,940	185		275	2,850	3,125	(1,157)	2003	4/20/2016
Sidney	OH	—	255	1,806	2,061	3,635		255	5,441	5,696	(1,251)	2003/2025	4/20/2016
Troy	OH	—	151	2,596	2,747	3,054		151	5,650	5,801	(1,393)	2003/2025	4/20/2016

			Initial Cost to Company					Gross Carrying Amount at December 31, 2025
Description	ST	Encumbrance(5)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Greenville	OH	$—	$83	$1,909	$1,992	$1,118		$83	$3,027	$3,110	$(909)	2003/2025	4/20/2016
Washington Court House	OH	—	255	1,882	2,137	214		255	2,096	2,351	(873)	2003	4/20/2016
Richmond	IN	—	223	2,944	3,167	336		223	3,280	3,503	(1,370)	2003	4/20/2016
Connersville	IN	—	156	1,652	1,808	158		156	1,810	1,966	(768)	2003	4/20/2016
Port St. Lucie I	FL	—	2,590	6,340	8,930	329		2,590	6,669	9,259	(2,287)	1999	4/29/2016
Sacramento	CA	—	1,205	6,617	7,822	517		991	7,348	8,339	(2,242)	2006	5/9/2016
Oakland	CA	—	5,711	6,902	12,613	449		5,711	7,351	13,062	(2,366)	1979	5/18/2016
Concord	CA	—	19,090	17,203	36,293	1,349		19,090	18,552	37,642	(6,170)	1988/1998	5/18/2016
Pompano Beach	FL	—	3,948	16,656	20,604	449		3,948	17,105	21,053	(4,959)	1979	6/1/2016
Lake Worth	FL	—	12,108	10,804	22,912	(337)		12,108	10,467	22,575	(4,299)	1998/2003	6/1/2016
Jupiter	FL	—	16,030	10,557	26,587	513		16,030	11,070	27,100	(3,758)	1992/2012	6/1/2016
Royal Palm Beach	FL	—	11,425	13,275	24,700	427		11,425	13,702	25,127	(5,202)	2001/2003	6/1/2016
Port St. Lucie II	FL	6,897	5,131	8,410	13,541	1,050		5,131	9,460	14,591	(3,214)	2002	6/1/2016
Wellington	FL	—	10,234	11,663	21,897	491		10,234	12,154	22,388	(3,818)	2005	6/1/2016
Doral	FL	—	11,336	11,485	22,821	450		11,336	11,935	23,271	(3,849)	1998	6/1/2016
Plantation	FL	15,267	12,989	19,225	32,214	861		12,989	20,086	33,075	(6,325)	2002/2012	6/1/2016
Naples	FL	—	11,789	12,771	24,560	579		11,789	13,350	25,139	(4,114)	2002	6/1/2016
Delray	FL	—	17,097	12,984	30,081	567		17,097	13,551	30,648	(4,324)	2003	6/1/2016
Baltimore	MD	—	3,898	22,428	26,326	894		3,898	23,322	27,220	(7,661)	1990/2014	6/1/2016
Sonoma	CA	6,795	3,468	3,680	7,148	226		3,468	3,906	7,374	(1,369)	1984	6/14/2016
Las Vegas I	NV	11,159	2,391	11,118	13,509	356		2,391	11,474	13,865	(3,348)	2002	7/28/2016
Las Vegas II	NV	11,208	3,840	9,917	13,757	404		3,840	10,321	14,161	(3,330)	2000	9/23/2016
Las Vegas III	NV	8,474	2,566	6,339	8,905	565		2,566	6,904	9,470	(2,223)	1989	9/27/2016
Asheville I	NC	—	3,620	11,174	14,794	512		3,620	11,686	15,306	(3,794)	1988/2005/2015	12/30/2016
Asheville II	NC	—	1,765	3,107	4,872	308		1,765	3,415	5,180	(1,200)	1984	12/30/2016
Hendersonville I	NC	—	1,082	3,441	4,523	(471)		1,082	2,970	4,052	(1,187)	1982	12/30/2016
Asheville III	NC	—	5,097	4,620	9,717	314		5,097	4,934	10,031	(1,826)	1991/2002	12/30/2016
Arden	NC	—	1,790	10,266	12,056	617		1,790	10,883	12,673	(3,249)	1973	12/30/2016
Asheville IV	NC	—	4,558	4,455	9,013	298		4,558	4,753	9,311	(1,765)	1985/1986/2005	12/30/2016
Asheville V	NC	—	2,415	7,826	10,241	455		2,415	8,281	10,696	(2,752)	1978/2009/2014	12/30/2016
Asheville VI	NC	—	1,306	5,121	6,427	313		1,306	5,434	6,740	(1,697)	2004	12/30/2016
Asheville VIII (4)	NC	—	1,765	6,163	7,928	(6,163)		1,765	-	1,765	—	1968/2002	12/30/2016
Hendersonville II	NC	—	2,598	5,037	7,635	370		2,598	5,407	8,005	(2,121)	1989/2003	12/30/2016
Asheville VII	NC	—	782	2,140	2,922	110		782	2,250	3,032	(800)	1999	12/30/2016
Sweeten Creek Land	NC	—	348	—	348	—		348	—	348	—	N/A	12/30/2016
Highland Center Land	NC	—	50	—	50	—		50	—	50	—	N/A	12/30/2016
Aurora II	CO	—	1,585	8,196	9,781	173		1,585	8,369	9,954	(2,952)	2012	1/11/2017
Dufferin(2)	ONT	—	6,259	16,287	22,546	1,415	(3)	6,468	17,493	23,961	(5,129)	2015	2/1/2017
Mavis(2)	ONT	13,767	4,657	14,494	19,151	1,064	(3)	4,813	15,402	20,215	(4,435)	2013	2/1/2017
Brewster(2)	ONT	10,138	4,136	9,527	13,663	683	(3)	4,275	10,071	14,346	(2,994)	2013	2/1/2017
Granite(2)	ONT	9,287	3,126	8,701	11,827	646	(3)	3,231	9,242	12,473	(2,580)	1998/2016	2/1/2017
Centennial(2)	ONT	7,902	1,715	11,429	13,144	580	(3)	1,772	11,952	13,724	(3,238)	2016/2017	2/1/2017

			Initial Cost to Company					Gross Carrying Amount at December 31, 2025
Description	ST	Encumbrance(5)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Ft. Pierce	FL	$8,765	$1,153	$12,398	$13,551	$531		$1,153	$12,929	$14,082	$(2,859)	2008	1/24/2019
Russell Blvd, Las Vegas II	NV	—	3,434	15,449	18,883	1,004		3,510	16,377	19,887	(4,436)	1996	1/24/2019
Jones Blvd, Las Vegas I	NV	—	1,975	12,565	14,540	290		1,975	12,855	14,830	(2,801)	1999	1/24/2019
Airport Rd, Colorado Springs	CO	—	870	7,878	8,748	429		870	8,307	9,177	(1,956)	1983	1/24/2019
Riverside	CA	—	1,260	6,996	8,256	566		1,260	7,562	8,822	(1,879)	1980	1/24/2019
Stockton	CA	—	784	7,706	8,490	276		784	7,982	8,766	(1,928)	1984	1/24/2019
Azusa	CA	—	4,385	9,154	13,539	1,263		4,385	10,417	14,802	(2,187)	1986	1/24/2019
Romeoville	IL	—	965	5,755	6,720	455		965	6,210	7,175	(1,602)	1986	1/24/2019
Elgin	IL	—	1,162	2,895	4,057	205		1,162	3,100	4,262	(1,008)	1986	1/24/2019
San Antonio I	TX	—	1,603	9,196	10,799	357		1,603	9,553	11,156	(2,187)	1998	1/24/2019
Kingwood	TX	—	1,016	9,359	10,375	422		1,016	9,781	10,797	(2,347)	2001	1/24/2019
Aurora III	CO	—	1,678	5,958	7,636	147		1,678	6,105	7,783	(1,867)	2015	1/24/2019
Stoney Creek I(2)	ONT	—	2,363	8,154	10,517	(116)	(3)	2,301	8,100	10,401	(1,913)	N/A	1/24/2019
Torbarrie(2)	ONT	8,216	2,714	5,263	7,977	7,811	(3)	2,643	13,145	15,788	(2,893)	1980	1/24/2019
Baseline	AZ	—	1,307	11,385	12,692	312		1,307	11,697	13,004	(2,795)	2016	1/24/2019
3173 Sweeten Creek Rd, Asheville	NC	—	1,036	8,765	9,801	1,241		1,036	10,006	11,042	(2,185)	1982	1/24/2019
Elk Grove	IL	—	2,384	6,000	8,384	1,561		2,384	7,561	9,945	(1,759)	2016	1/24/2019
Garden Grove	CA	—	8,076	13,152	21,228	342		8,076	13,494	21,570	(3,139)	2017	1/24/2019
Deaverview Rd, Asheville	NC	—	1,449	4,412	5,861	360		1,449	4,772	6,221	(1,272)	1992	1/24/2019
Highland Center Blvd, Asheville	NC	—	1,764	4,823	6,587	364		1,764	5,187	6,951	(1,344)	1994	1/24/2019
Sarasota	FL	—	1,084	7,360	8,444	356		1,084	7,716	8,800	(1,723)	2017	1/24/2019
Mount Pleasant	SC	—	1,055	5,679	6,734	145		1,055	5,824	6,879	(1,291)	2016	1/24/2019
Nantucket	MA	20,207	5,855	33,211	39,066	1,165		5,855	34,376	40,231	(7,108)	2002	1/24/2019
Pembroke Pines	FL	—	3,147	14,296	17,443	406		3,147	14,702	17,849	(3,280)	2018	1/24/2019
Riverview	FL	—	1,593	7,102	8,695	3,439		2,406	9,728	12,134	(2,179)	2018	1/24/2019
Eastlake	CA	—	2,120	15,418	17,538	192		2,120	15,610	17,730	(3,247)	2018	1/24/2019
McKinney	TX	—	2,177	9,321	11,498	279		2,102	9,675	11,777	(2,164)	2016	1/24/2019
Hualapai Way, Las Vegas	NV	—	743	9,019	9,762	141		743	9,160	9,903	(2,028)	2018	1/24/2019
Gilbert	AZ	—	1,380	9,021	10,401	396		1,038	9,759	10,797	(2,086)	2019	7/11/2019
Industrial, Jensen Beach	FL	4,009	894	6,969	7,863	93		894	7,062	7,956	(1,119)	1979	3/17/2021
Emmett F Lowry Expy, Texas City	TX	5,112	940	8,643	9,583	332		940	8,975	9,915	(1,425)	2010	3/17/2021
Van Buren Blvd, Riverside II	CA	3,510	2,308	7,393	9,701	346		2,308	7,739	10,047	(1,185)	1984	3/17/2021
Las Vegas Blvd, Las Vegas	NV	5,413	923	11,036	11,959	197		923	11,233	12,156	(1,619)	1996	3/17/2021
Goodlette Rd, Naples	FL	—	2,468	18,647	21,115	967		2,468	19,614	22,082	(2,856)	2001	3/17/2021
Centennial Pkwy, LV II	NV	7,118	1,397	15,194	16,591	101		1,397	15,295	16,692	(2,278)	2006	3/17/2021
Texas Ave, College Station	TX	—	3,530	5,584	9,114	220		3,530	5,804	9,334	(1,040)	2004	3/17/2021
Meridian Ave, Puyallup	WA	6,616	5,748	9,884	15,632	425		5,748	10,309	16,057	(1,810)	1990	3/17/2021
Westheimer Pkwy, Katy	TX	—	1,213	6,424	7,637	60		1,213	6,484	7,697	(978)	2003	3/17/2021
FM 1488, The Woodlands II	TX	—	1,946	8,906	10,852	134		1,946	9,040	10,986	(1,446)	2007	3/17/2021
Hwy 290, Cypress	TX	—	2,832	5,260	8,092	141		2,832	5,401	8,233	(930)	2002	3/17/2021

			Initial Cost to Company					Gross Carrying Amount at December 31, 2025
Description	ST	Encumbrance(5)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Lake Houston Pkwy, Humble	TX	$—	$2,476	$6,539	$9,015	$124		$2,476	$6,663	$9,139	$(1,224)	2004	3/17/2021
Gosling Rd, The Woodlands	TX	—	1,249	7,314	8,563	124		1,249	7,438	8,687	(1,185)	2002	3/17/2021
Queenston Blvd, Houston	TX	—	778	5,242	6,020	362		778	5,604	6,382	(932)	2007	3/17/2021
Jim Johnson Rd, Plant City	FL	8,722	1,177	20,046	21,223	267		1,177	20,313	21,490	(3,637)	2004	3/17/2021
Frelinghuysen Ave, Newark	NJ	—	10,701	24,755	35,456	2,030		10,701	26,785	37,486	(4,289)	1931	3/17/2021
Redmond Fall City Rd, Redmond	WA	—	3,875	7,061	10,936	148		3,875	7,209	11,084	(1,230)	1997	3/17/2021
Greenway Rd, Surprise	AZ	—	1,340	7,588	8,928	99		1,340	7,687	9,027	(1,200)	2019	3/17/2021
Marshall Farms Rd, Ocoee	FL	—	1,253	10,931	12,184	312		1,253	11,243	12,496	(1,640)	2019	3/17/2021
Ardrey Kell Rd, Charlotte	NC	—	1,316	15,140	16,456	11		1,316	15,151	16,467	(2,198)	2018	3/17/2021
University City Blvd, Charlotte II	NC	—	1,135	11,302	12,437	78		1,135	11,380	12,515	(1,689)	2017	3/17/2021
Hydraulic Rd, Charlottesville	VA	—	1,846	16,268	18,114	229		1,846	16,497	18,343	(2,360)	2017	3/17/2021
Metcalf St, Escondido	CA	—	1,019	18,019	19,038	219		1,019	18,238	19,257	(2,569)	2019	3/17/2021
Tamiami Trail, Punta Gorda	FL	—	2,035	15,765	17,800	302		2,035	16,067	18,102	(2,401)	1992	3/17/2021
Iroquois Shore Rd, Oakville (2)	ONT	—	1,423	18,638	20,061	(1,645)	(3)	1,299	17,117	18,416	(2,365)	2020	4/16/2021
Van Buren Blvd, Riverside III	CA	—	3,705	6,512	10,217	364		3,705	6,876	10,581	(1,236)	1996	5/27/2021
Alameda Pkwy, Lakewood	CO	—	2,134	14,751	16,885	972		2,134	15,723	17,857	(2,094)	1998	10/19/2021
Algonquin Rd, Algonquin	IL	—	717	17,439	18,156	702		717	18,141	18,858	(2,380)	1987	2/8/2022
Pell Circle, Sacramento	CA	—	1,797	22,829	24,626	1,241		1,797	24,070	25,867	(2,904)	1981	5/10/2022
St Johns Commons Rd, St Johns	FL	—	1,099	14,432	15,531	184		1,099	14,616	15,715	(1,614)	2017	5/17/2022
Mills Station Rd, Sacramento	CA	—	2,686	13,075	15,761	69		2,686	13,144	15,830	(1,610)	1979	6/1/2022
Capitol Dr, Milwaukee	WI	—	543	9,133	9,676	244		543	9,377	9,920	(1,093)	1941	6/1/2022
Happy Valley Rd, Phoenix	AZ	—	1,311	16,909	18,220	27		1,311	16,936	18,247	(1,861)	2018	6/1/2022
West Rd, Houston	TX	—	1,066	11,782	12,848	246		1,066	12,028	13,094	(1,384)	1996	6/1/2022
Bothell Everett, Mill Creek	WA	—	4,814	28,675	33,489	423		4,814	29,098	33,912	(3,708)	2003	6/1/2022
NE 12th Ave, Homestead	FL	—	1,607	32,910	34,517	61		1,607	32,971	34,578	(3,506)	2019	6/1/2022
Durango Dr, Las Vegas	NV	—	2,675	26,985	29,660	28		2,675	27,013	29,688	(2,903)	2019	6/1/2022
State Rd 54, Lutz	FL	—	1,897	23,290	25,187	163		1,897	23,453	25,350	(2,621)	2020	6/1/2022
34th St N, St. Petersburg	FL	—	2,355	26,031	28,386	177		2,355	26,208	28,563	(2,772)	2019	6/1/2022
93rd Ave SW, Olympia	WA	—	2,159	18,459	20,618	165		2,159	18,624	20,783	(2,209)	2006	6/1/2022

			Initial Cost to Company					Gross Carrying Amount at December 31, 2025
Description	ST	Encumbrance(5)	Land	Building and Improvements	Total	Adjustments and Costs to Land, Building and Improvements Subsequent to Acquisition		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired
Aurora IV	CO	$—	$1,223	$10,445	$11,668	$196		$1,223	$10,641	$11,864	$(1,231)	2018	6/28/2022
Walnut Grove Ave, San Gabriel	CA	—	9,449	14,265	23,714	143		9,449	14,408	23,857	(1,001)	2023	7/13/2023
Colorado Springs II (Boychuk Ave)	CO	—	2,795	7,047	9,842	266		2,795	7,313	10,108	(541)	2002	4/11/2024
SpartanBurg	SC	—	1,613	11,217	12,830	160		1,613	11,377	12,990	(519)	2020	7/16/2024
Miami	FL	—	3,855	26,553	30,408	115		3,855	26,668	30,523	(996)	2023	9/24/2024
Nantucket II	MA	—	4,330	4,909	9,239	36		4,330	4,945	9,275	(171)	2016	11/20/2024
Aurora V	CO	—	2,509	11,558	14,067	212		2,509	11,770	14,279	(395)	2019	12/11/2024
San Jose	CA	—	3,497	15,580	19,077	281		3,497	15,861	19,358	(489)	2000	12/19/2024
Washington, DC	DC	—	3,362	14,236	17,598	221		3,362	14,457	17,819	(436)	2019	12/19/2024
Ladera Ranch	CA	42,000	30,936	36,561	67,497	333		30,936	36,894	67,830	(1,129)	2003	12/20/2024
Hillside	NJ	—	7,394	27,162	34,556	192		7,394	27,354	34,748	(926)	2019	1/7/2025
Clifton	NJ	—	8,217	28,855	37,072	369		8,217	29,224	37,441	(971)	2020	1/7/2025
Kelowna(2)	BC	17,524	1,856	25,588	27,444	424	(3)	1,883	25,985	27,868	(535)	2020	4/15/2025
Lakewood II	CO	—	4,320	7,923	12,243	133		4,320	8,056	12,376	(157)	2005	5/29/2025
Holcombe Blvd, Houston	TX	—	3,808	32,027	35,835	229		3,808	32,256	36,064	(506)	2012	6/17/2025
Holzwarth Rd, Houston	TX	8,714	2,525	12,000	14,525	221		2,525	12,221	14,746	(209)	2017	6/17/2025
Louetta Rd, Houston	TX	—	3,879	15,262	19,141	134		3,879	15,396	19,275	(282)	2001	6/17/2025
FM 2978, Houston	TX	—	3,531	10,336	13,867	150		3,531	10,486	14,017	(194)	2016	6/17/2025
Shenandoah, Houston	TX	—	4,676	14,927	19,603	338		4,676	15,265	19,941	(250)	2005	6/17/2025
Edmonton, Alberta(2)	AB	—	2,121	7,251	9,372	97	(3)	2,143	7,326	9,469	(76)	1998	8/26/2025
Sherwood Park, Alberta(2)	AB	—	1,556	9,793	11,349	140	(3)	1,572	9,917	11,489	(103)	2000	8/26/2025
Red Deer, Alberta(2)	AB	—	995	12,237	13,232	154	(3)	1,005	12,381	13,386	(130)	2008	8/26/2025
Canmore, Alberta(2)	AB	—	2,219	17,982	20,201	202	(3)	2,241	18,162	20,403	(185)	1999	8/26/2025
Cochrane, Alberta(2)	AB	—	6,275	7,097	13,372	132	(3)	6,333	7,171	13,504	(85)	2003	8/26/2025
Rahway	NJ	—	2,005	12,595	14,600	6		2,005	12,601	14,606	(123)	2021	9/3/2025
Stoneybrook, Winter Garden, FL	FL	—	3,400	11,176	14,576	18		3,400	11,194	14,594	(57)	2007	11/4/2025
Corporate Office	CA	3,635	975	5,525	6,500	807		975	6,332	7,307	(1,236)	2018	6/28/2019
		$383,962	$540,489	$1,797,014	$2,337,503	$89,860		$541,330	$1,886,033	$2,427,363	$(366,447)

(1)
The aggregate cost of real estate for United States federal income tax purposes is approximately $2,461 million.
(2)
This property is located in Canada.
(3)
The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.
(4)
Amounts for this property's building and improvements, and accumulated depreciation reflect the write down of the carrying value of approximately $6.5 million and $1.9 million, respectively, due to a casualty loss sustained at the property. See Note 3 – Real Estate Facilities of the Notes to the Consolidated Financial Statements for additional detail.
(5)
Unless otherwise stated, such amount represents an allocation of the outstanding principal balance as of December 31, 2025 of the loan encumbering each property. Such property along with certain other properties serve as collateral for the respective loan on a joint and several basis. As such, the allocation amongst each property encumbering the loan was determined by allocating the loan balance, based upon the proportional historical appraised values, as applicable, as utilized by the lender at the inception of the loan.

Activity in real estate facilities during 2025, 2024, and 2023 was as follows (in thousands):

	2025	2024	2023
Real estate facilities
Balance at beginning of year	$2,091,196	$1,924,746	$1,887,206
Facility acquisitions	318,568	180,559	23,697
Casualty loss	—	(6,541)	—
Impact of foreign exchange rate changes and other	9,982	(16,374)	4,342
Improvements and additions	17,713	8,806	9,501
Disposition of real estate	(10,096)	—	—
Balance at end of year	$2,427,363	$2,091,196	$1,924,746
Accumulated depreciation
Balance at beginning of year	$(305,132)	$(255,844)	$(202,683)
Casualty loss	—	1,913	—
Depreciation expense	(61,986)	(53,975)	(52,620)
Disposition of real estate	2,460	—	—
Impact of foreign exchange rate changes and other	(1,789)	2,774	(541)
Balance at end of year	$(366,447)	$(305,132)	$(255,844)
Construction in process
Balance at beginning of year	$9,503	$5,977	$4,491
Net additions and assets placed into service	(3,060)	3,526	1,486
Balance at end of year	$6,443	$9,503	$5,977
Real estate facilities, net	$2,067,359	$1,795,567	$1,674,879

EXHIBIT INDEX

Exhibit No.	Description

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

4.1	Description of Securities, incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, filed on March 18, 2024, Commission File No. 000-55617

4.2	Note Purchase Agreement, dated April 19, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

4.3	Form of Note, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2022, Commission File No. 000-55617

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

10.7+	Form of LTIP Unit Agreement (Directors), incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on March 3, 2023, Commission File No. 000-55617

10.8+	Form of Restricted Stock Award (Listing Equity Grant), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

10.9+

Form of LTIP Unit Agreement (incorporated by reference to Exhibit 10.17 to the Pre-Effective Amendment No. 4 to SmartStop Self Storage REIT, Inc.’s Registration Statement on Form S-11 (No. 333-264449) filed on March 24, 2025)

10.10+	Form of Restricted Stock Unit Award, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2025, Commission File No. 001-42584

10.11

Fourth Amended and Restated Limited Partnership Agreement of SmartStop OP, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2025, Commission File No. 001-42584

10.12+

Amended and Restated Executive Severance and Change of Control Plan of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

10.13	Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2016, Commission File No. 000-55617

10.14	KeyBank Guaranty, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.15	Promissory Note A-1, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.16	Promissory Note A-2, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 3, 2016, Commission File No. 000-55617

10.17	CMBS Loan Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.18	CMBS Promissory Note A-1, dated January 24, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.19	CMBS Promissory Note A-2, dated January 24, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.20	CMBS Promissory Note A-3, dated January 24, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.21	CMBS Promissory Note A-4, dated January 24, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

10.22	CMBS Guaranty Agreement, dated January 24, 2019, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed on January 30, 2019, Commission File No. 000-55617

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

10.25	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

10.26

Sponsor Funding Agreement, dated as of November 1, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023, Commission File No. 000-55617

10.27

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of November 1, 2023, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023, Commission File No. 000-55617

10.28

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

10.29

Conformed Copy of Amended Note Purchase Agreement as amended by the First Amendment to Note Purchase Agreement dated April 19, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2024, Commission File No. 000-55617

10.30	Credit Agreement, dated November 19, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2024, Commission File No. 000-55617

10.31

Increase Agreement, by and among SmartStop OP, L.P. and KeyBank National Association, dated February 3, 2025, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed on March 12, 2025, Commission File No. 000-55617

10.32	Base Indenture, dated June 16, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2025, Commission File No. 001-42584

10.33	First Supplemental Indenture, dated June 16, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 16, 2025, Commission File No. 001-42584

10.34

Second Supplemental Indenture, dated September 24, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 24, 2025, Commission File No. 001-42584

19	Insider Trading Policy, incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed on March 12, 2025, Commission File No. 000-55617

21.1*	Subsidiaries of SmartStop Self Storage REIT, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy for Recovery of Erroneously Awarded Compensation

101*

The following SmartStop Self Storage REIT, Inc. financial information for the Year Ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on February 27, 2026.

SMARTSTOP SELF STORAGE REIT, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)	February 27, 2026

/s/ James R. Barry James R. Barry	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2026

/s/ Michael Terjung Michael Terjung	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026

/s/ David J. Mueller David J. Mueller	Independent Director	February 27, 2026

/s/ Harold “Skip” Perry Harold “Skip” Perry	Independent Director	February 27, 2026

/s/ Timothy S. Morris Timothy S. Morris	Independent Director	February 27, 2026

/s/ Lora Gotcheva Lora Gotcheva	Independent Director	February 27, 2026

/s/ Wayne Johnson Wayne Johnson	Chief Investment Officer and Director	February 27, 2026