Form 10-Q
period 2026-03-31
SmartStop Self Storage REIT, Inc.
filed 2026-05-08
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 1, 2026, there were 55,365,295 shares outstanding of the registrant’s common stock.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, copies of which may be obtained from our website at www.investors.smartstopselfstorage.com.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information included in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), equity and temporary equity, and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate facilities:
Land	$540,443	$541,330
Buildings	1,780,827	1,782,894
Site improvements	103,184	103,139
	2,424,454	2,427,363
Accumulated depreciation	(381,977)	(366,447)
	2,042,477	2,060,916
Construction in process	7,974	6,443
Real estate facilities, net	2,050,451	2,067,359
Cash and cash equivalents	38,209	54,224
Restricted cash	5,647	5,144
Investments in unconsolidated real estate ventures (Note 6)	37,445	36,694
Investments in and advances to Managed REITs	156,380	130,961
Deferred tax assets	3,087	3,182
Other assets, net	23,933	27,188
Intangible assets, net of accumulated amortization	14,858	18,358
Trademarks, net of accumulated amortization	15,700	15,700
Goodwill	69,974	69,974
Debt issuance costs, net of accumulated amortization	5,719	3,388
Total assets	$2,421,403	$2,432,172
LIABILITIES AND EQUITY
Debt, net	$1,093,096	$1,098,248
Accounts payable and accrued liabilities	44,572	38,646
Distributions payable	8,555	8,796
Deferred tax liabilities	6,504	6,559
Total liabilities	1,152,727	1,152,249
Commitments and contingencies (Note 14)
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Equity:
SmartStop Self Storage REIT, Inc.:
Common Stock, $0.001 par value; 141,250,000 shares authorized; 55,377,467 shares and 55,359,250 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	55	55
Class A Common Stock, $0.001 par value; 31,250,000 shares authorized, no shares issued or outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Class T Common Stock, $0.001 par value; 2,500,000 shares authorized, no shares issued or outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,837,442	1,837,194
Distributions	(485,019)	(463,165)
Accumulated deficit	(184,831)	(194,407)
Accumulated other comprehensive income	245	733
Total SmartStop Self Storage REIT, Inc. equity	1,167,892	1,180,410
Noncontrolling interests in our Operating Partnership	100,784	99,513
Total noncontrolling interests	100,784	99,513
Total equity	1,268,676	1,279,923
Total liabilities and equity	$2,421,403	$2,432,172

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Self storage rental revenue	$61,914	$56,586
Ancillary operating revenue	2,903	2,607
Managed Platform revenue	6,612	4,113
Reimbursable costs from Managed Platform	6,881	2,143
Total revenues	78,310	65,449
Operating expenses:
Property operating expenses	22,209	20,087
Managed Platform expenses	4,338	1,234
Reimbursable costs from Managed Platform	6,881	2,143
General and administrative	9,140	7,850
Depreciation	16,575	15,094
Intangible amortization expense	3,453	1,599
Acquisition expenses	80	203
Contingent earnout adjustment	644	—
Total operating expenses	63,320	48,210
Gain on disposition of real estate	1,237	—
Income from operations	16,227	17,239
Other (expense) income:
Equity in losses from investments in unconsolidated real estate ventures	(135)	(242)
Equity in losses from investments in Managed REITs	(185)	(215)
Interest and investment income	1,970	725
Other, net	6,069	454
Interest expense	(13,137)	(22,022)
Loss on debt extinguishment	(262)	(789)
Income tax expense	(331)	(606)
Net income (loss)	10,216	(5,456)
Net (income) loss attributable to noncontrolling interests	(640)	503
Less: Distributions to preferred stockholders	—	(3,452)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$9,576	$(8,405)
Net income (loss) per Common Stock, Class A & Class T share:
Basic	$0.17	$(0.35)
Diluted	$0.17	$(0.35)
Weighted average Common Stock, Class A & Class T shares outstanding:
Basic	55,237,360	24,018,553
Diluted	55,274,285	24,018,553

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$10,216	$(5,456)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(522)	39
Foreign currency hedge contract gains	—	109
Interest rate swap and cap contract losses	—	(154)
Other comprehensive loss	(522)	(6)
Comprehensive income (loss)	9,694	(5,462)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(606)	504
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$9,088	$(4,958)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	55,359,250	$55	—	$—	—	$—	$1,837,194	$(463,165)	$(194,407)	$733	$1,180,410	$99,513	$1,279,923
Tax withholding (net settlement redemption) related to vesting of restricted stock	(2,072)	—	—	—	—	—	(65)	—	—	—	(65)	—	(65)
Issuance of restricted stock, net of forfeitures	20,289	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.40 per share)	—	—	—	—	—	—	—	(21,854)	—	—	(21,854)	—	(21,854)
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,801)	(1,801)
Equity-based compensation expense	—	—	—	—	—	—	313	—	—	—	313	2,466	2,779
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	9,576	—	9,576	—	9,576
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	640	640
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(488)	(488)	(34)	(522)
Balance as of March 31, 2026	55,377,467	$55	—	$—	—	$—	$1,837,442	$(485,019)	$(184,831)	$245	$1,167,892	$100,784	$1,268,676

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2024	—	$—	21,970,817	$89	2,038,466	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042
Tax withholding (net settlement redemption) related to vesting of restricted stock	—	—	(3,362)	—	—	—	(192)	—	—	—	(192)	—	(192)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	(3,454)	—	—	—	(3,454)	—	(3,454)	—	3,454
Par value adjustment due to Reverse Stock Split	—	—	—	(67)	—	(6)	72	—	—	—	(1)	—	(1)	—	—
Restricted stock forfeitures	—	—	(117)	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.60 per share)	—	—	—	—	—	—	—	(14,222)	—	—	(14,222)	—	(14,222)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,211)	(2,211)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(181)	(181)	—	—
Issuance of shares for distribution reinvestment plan	—	—	50,911	—	5,682	—	3,452	—	—	—	3,452	—	3,452	—	—
Equity-based compensation expense	—	—	—	—	—	—	95	—	—	—	95	1,150	1,245	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(8,405)	—	(8,405)	—	(8,405)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(684)	(684)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	181	181	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	33	33	6	39	—	—
Foreign currency hedge contract gain	—	—	—	—	—	—	—	—	—	96	96	13	109	—	—
Interest rate hedge contract loss	—	—	—	—	—	—	—	—	—	(134)	(134)	(20)	(154)	—	—
Balance as of March 31, 2025	—	$—	22,018,249	$22	2,044,148	$2	$895,091	$(396,382)	$(194,054)	$(1,713)	$302,966	$85,104	$388,070	$196,356	$65,496

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$10,216	$(5,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,028	16,693
Change in deferred tax assets and liabilities	109	263
Accretion of fair market value adjustment of secured debt	174	204
Amortization of debt issuance costs	1,058	1,072
Equity-based compensation expense	2,779	1,245
Non-cash adjustment - equity method investments in unconsolidated real estate ventures	135	242
Non-cash adjustment - equity method investments in Managed REITs	185	215
Accretion of financing fee revenues	(45)	(96)
Contingent earnout adjustment	644	—
Unrealized foreign currency and derivative (gains) losses	(5,384)	(227)
Loss on debt extinguishment	262	789
Sponsor funding reduction	267	245
Gain on disposition of real estate	(1,237)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	509	556
Accounts payable and accrued liabilities	4,526	1,580
Managed REITs receivables and other	(9,989)	(6,765)
Due to affiliates	—	(10)
Net cash provided by operating activities	24,237	10,550
Cash flows from investing activities:
Purchase of real estate	—	(80,497)
Additions to real estate and construction in process	(2,391)	(738)
Deposits on acquisitions	—	(1,045)
Insurance proceeds on insured property damage	3,068	3,039
Capital distributions from unconsolidated real estate ventures	152	151
Investments in unconsolidated real estate ventures	(1,297)	(832)
Funding of loans - SSGT III and SSGT III sponsored DSTs	(15,552)	—
Repayment of loans - SSGT III and SSGT III sponsored DSTs	—	9,919
Purchase of SST VI Subordinated Class C Units	—	(294)
Purchase of other investments	—	(12)
Net cash used in investing activities	(16,020)	(70,309)
Cash flows from financing activities:
Scheduled principal payments on non-credit facility debt	(945)	(824)
Proceeds from issuance of former credit facility debt	8,500	64,000
Repayment of former credit facility debt	(68,326)	—
Proceeds from issuance of current credit facility debt	71,826	—
Repayment of current credit facility debt	(7,000)	—
Offering costs	—	(540)
Gross proceeds - issuance of non-credit facility debt	—	74,800
Repayment - non-credit facility debt	—	(49,846)
Debt defeasance costs	—	(754)
Debt issuance costs	(3,327)	(300)
Payment of payroll withholding tax on stock vesting	(66)	(192)
Distributions paid - preferred stockholders	—	(3,400)
Distributions paid - common stockholders	(21,830)	(10,785)
Distributions paid - noncontrolling interests in our OP	(2,066)	(1,606)
Distributions paid - other noncontrolling interests	—	(181)
Net cash (used in) provided by financing activities	(23,234)	70,372
Impact of foreign exchange rate changes on cash and restricted cash	(495)	(29)
Change in cash, cash equivalents, and restricted cash	(15,512)	10,584
Cash, cash equivalents, and restricted cash beginning of period	59,368	29,301
Cash, cash equivalents, and restricted cash end of period	$43,856	$39,885

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$8,405	$18,182
Cash paid for income taxes	$346	$231
Supplemental disclosure of noncash activities:
Issuance of shares pursuant to distribution reinvestment plan	$—	$3,452
Distributions payable	$8,555	$9,898
Deferred offering costs included in accounts payable and accrued liabilities	$—	$908
Real estate and construction in process included in accounts payable and accrued liabilities	$922	$837
Deposit applied to the purchase of real estate	$116	$—
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$180	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

We acquire, own and operate self storage facilities. In addition, through our subsidiaries, we serve as the sponsor of various real estate programs.

As of March 31, 2026, our wholly-owned portfolio consisted of 177 operating self storage properties diversified across 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin), the District of Columbia, and Canada, comprising approximately 122,000 units and 13.9 million net rentable square feet.

Additionally, as of March 31, 2026, we owned a 50% equity interest in 14 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and four properties which were being developed into self storage properties.

Through our Managed Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT, (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). We manage the properties owned by the Managed REITs and the properties owned by the Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs. As of March 31, 2026, we managed 53 of such operating self storage properties, consisting of approximately 42,000 units and 4.6 million rentable square feet.

On October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition for additional information. As of March 31, 2026, we managed more than 225 of such operating self storage properties, consisting of more than approximately 102,000 units and 16.3 million rentable square feet (the “Third Party Platform”).

The Third Party Platform, the Managed REITs, and the other properties operated but not owned by us, as mentioned above, are referred to as the “Managed Platform.” In total, as of March 31, 2026, we managed more than 275 operating self storage properties, which we did not own, consisting of more than approximately 144,000 units and 20.9 million rentable square feet through our Managed Platform.

SmartStop OP, L.P. (the “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of March 31, 2026, we owned approximately 93.5% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 6.5% of the common units are owned by current and former employees/executives, current and former board members, the previous owners of Argus, or indirectly by Strategic Asset Management I, LLC, our former sponsor (“SAM”), its affiliates, and select other unaffiliated third parties. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

On March 20, 2025, we effected a one-for-four reverse common stock split (the “Reverse Stock Split”) of each issued and outstanding share of Class A common stock (“Class A Common Stock”), $0.001 par value per share, and Class T Common Stock (“Class T Common Stock”), $0.001 par value per share. Concurrently with the Reverse Stock Split, we also effected a corresponding one-for-four reverse unit split (together with the Reverse Stock Split, the “Reverse Equity Splits”) of units of our Operating Partnership. As a result of the Reverse Equity Splits, every four shares of our common stock and every four Operating Partnership units that were issued and outstanding as of the date of the Reverse Equity Splits were automatically changed into one issued and outstanding share of common stock or one issued and outstanding Operating Partnership unit, as applicable, rounded to the nearest 1/1000th share or Operating Partnership unit. The Reverse Equity Splits impacted all classes of common stock and common operating partnership units proportionately and resulted in no impact on any stockholder’s or limited partner’s percentage ownership of all issued and outstanding common stock or common Operating Partnership units. In connection with the Reverse Equity Splits, the number of shares of common stock and Operating Partnership units underlying the outstanding share-based awards were also proportionally reduced.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

On October 1, 2025, the six-month anniversary of the listing of our Common Stock issued in our Underwritten Public Offering for trading on the NYSE, each share of Class A Common Stock and Class T Common Stock automatically converted into one share of our unclassified listed Common Stock. In preparation for this conversion, on July 30, 2025, we completed a fractional share redemption related to our Class A Common Stock and Class T Common Stock of approximately $0.3 million, such that a total of approximately 8,000 shares were redeemed at a purchase price of $35.63 per share, which was the closing price of the Company’s Common Stock as of the end of that day. Each stockholder that held any fractional shares received a cash payment for such shares, and as a result, thereafter no stockholder of the Company owned any fractional shares.

On May 1, 2025, we terminated our distribution reinvestment plan. As of such date, we had sold approximately 2.7 million shares of Class A Common Stock and approximately 0.3 million shares of Class T Common Stock through our distribution reinvestment plan.

On March 19, 2026, we entered into a distribution agreement (the “ATM Agreement”) with each of J.P. Morgan Securities, LLC, BMO Capital Markets Corp., Evercore Group L.L.C., Huntington Securities, Inc., KeyBanc Capital Markets Inc., M&T Securities, Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, Scotia Capital (USA) Inc., Truist Securities, Inc., and Wells Fargo Securities, LLC, as sales agents (in such capacity, “Sales Agents”), the Forward Sellers (as defined below and together with the Sales Agents, the “Agents”) and the Forward Purchasers (as defined below). Pursuant to the ATM Agreement, we may issue and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $300 million (the “Shares”). The Agents will act as our Sales Agents, or through the Forward Sellers as sales agents to the relevant Forward Purchasers, in connection with any offerings of Shares pursuant to the ATM Agreement. We may sell Shares to an Agent as principal for its own account, at a price and discount to be agreed upon at the time of sale pursuant to a separate terms agreement. In addition, we have entered into forward sale agreements under separate master forward confirmations (each, a “Forward Sale Agreement”, and collectively, the “Forward Sale Agreements”), between us and each of JPMorgan Chase Bank, National Association, Bank of Montreal, Huntington Securities, Inc., KeyBanc Capital Markets, Raymond James & Associates, Inc., Robert W. Baird & Co. Incorporated, Royal Bank of Canada, The Bank of Nova Scotia, Truist Bank, Wells Fargo Bank, National Association, or their respective affiliates (each a “Forward Purchaser,” and collectively, the “Forward Purchasers”).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The sales, if any, of the Shares under the ATM Agreement, made to or through the Agents, as our Sales Agents or as Forward Sellers on behalf of the Forward Purchasers, will be made in negotiated transactions, including block trades, or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), by means of ordinary brokers’ transactions at market prices prevailing at the time of sale, including sales made directly on the New York Stock Exchange, sales made to or through a market maker and sales made through other securities exchanges or electronic communications networks.

In the ATM Agreement, we made certain customary representations, warranties and covenants concerning us, the Operating Partnership and the Shelf Registration Statement (as defined below) and also agreed to indemnify the Agents and the Forward Purchasers against certain liabilities, including liabilities under the Securities Act.

The Shares sold in the offering will be issued pursuant to our automatic shelf registration statement on Form S-3 (File No. 333-292583) filed with the SEC on January 5, 2026 (the “Shelf Registration Statement”). On March 19, 2026, we filed with the SEC a prospectus supplement to the prospectus included in the Shelf Registration Statement relating to the offering contemplated by the ATM Agreement. As of May 8, 2026, we have not sold any Shares under the ATM Agreement.

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

Underwritten Public Offering Costs

Prior to the consummation of the Underwritten Public Offering, deferred costs pertaining to our Underwritten Public Offering were recorded in other assets, net in our consolidated balance sheets. Such costs were offset against the Underwritten Public Offering proceeds and were all reclassified to additional paid-in capital in our consolidated balance sheets in connection with the consummation of the Underwritten Public Offering. We incurred other transaction costs related to our Underwritten Public Offering activities that were not directly attributable to our equity raise, and therefore were not capitalized; such costs were included within the general and administrative expenses line item in our consolidated statements of operations.

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

March 31, 2026

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

As of March 31, 2026 and December 31, 2025, we were not a party to any other material contracts or interests that would be deemed variable interests in VIEs other than our joint ventures with SmartCentres, our Nantucket Joint Venture (as defined below), and our common and in substance common equity investments in the Managed REITs, which are all accounted for under the equity method of accounting as we are not the primary beneficiary thereof and do not consolidate (see Note 6 – Investments in Unconsolidated Real Estate Ventures and Note 12 – Related Party Transactions for additional information). Our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III and SST X are consolidated.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments and recorded in our consolidated statements of operations.

Interest and Investment Income

We record the interest and related financing fees on our debt investments as well as the income on our preferred investments on the accrual basis and such income is included in Interest and investment income in our consolidated statements of operations. While we do make loans periodically, we do not consider that to be part of our primary operating activity, and therefore do not report income from loans as operating income. During the three months ended March 31, 2026 and 2025, we recorded approximately $0.7 million and none, respectively, of income related to our preferred investments and approximately $1.3 million and $0.7 million, respectively, of interest income related to our debt investments.

Investments in and Advances to Managed REITs

As of March 31, 2026 and December 31, 2025, we owned equity and debt investments in the Managed REITs; such amounts are included in investments in and advances to Managed REITs in our consolidated balance sheets. We account for the common and in substance common equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

See Note 12 – Related Party Transactions for additional information.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Noncontrolling Interests in Consolidated Entities

We have accounted for the noncontrolling interests in our Operating Partnership, our Tenant Protection Programs joint ventures with SST VI, SSGT III, and SST X and, until June 18, 2025 (i.e. the redemption date of such noncontrolling interests in the SST VI advisor), the noncontrolling interests in the SST VI advisor, in accordance with the related accounting guidance.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. During the three months ended March 31, 2026 and 2025, we recorded approximately none and $3.3 million, respectively, in intangible assets to recognize the value of in-place leases related to our acquisitions. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2026, we had no property acquisitions. During the three months ended March 31, 2025, our property acquisitions did not meet the definition of a business. To date, our property acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition costs are capitalized rather than expensed.

During the three months ended March 31, 2026 and 2025, we expensed approximately $0.1 million and $0.2 million, respectively, of acquisition costs that did not meet our capitalization policy during the respective periods.

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

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2026 and 2025, no real property asset impairment losses were recognized.

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

One of our wholly-owned properties suffered fire damage in March 2024. In March 2026, the related insurance claim was fully settled and we recorded a gain of approximately $1.2 million during the three months ended March 31, 2026, which was recorded in the line item gain on disposition of real estate in our consolidated statements of operations, related to the amount of insurance recovery originally recorded in the year ended December 31, 2024.

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 12 – Related Party Transactions), which occurred in 2019. Additionally, we recorded goodwill in connection with our Third Party Platform Acquisition (see Note 4 – Third Party Platform Acquisition for additional information). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual assessments, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges to goodwill were recognized for the three months ended March 31, 2026 and 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

As of March 31, 2026 and December 31, 2025, $15.7 million was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark.

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

March 31, 2026

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

On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00, and the offering price for the Class Y and Z shares became $10.00 per share. Accordingly, subsequent to SST VI declaring their estimated net asset value of $10.00 per share, the number of Series C Units SmartStop received in exchange for funding the front-end sales load of the sale of SST VI’s Class Y and Class Z shares was calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such Class Y and Z shares. The Series C Units shall automatically convert into Class A units of SST VI OP on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the Class Y shares and Class Z shares, calculated net of the Series C Units to be converted.

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

On March 20, 2026, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into Class A units of SST VI OP.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

Balance as of December 31, 2024	$3,859
Amounts incurred	384
Recorded sponsor funding reduction	(1,052)
Balance as of December 31, 2025	$3,191
Recorded sponsor funding reduction	(267)
Balance as of March 31, 2026	$2,924

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2026 and December 31, 2025, approximately $0.7 million was recorded to allowance for doubtful accounts, and is included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative expenses in our consolidated statements of operations, depending on the nature of the expense.

For the three months ended March 31, 2026 and 2025, approximately $1.4 million and $1.4 million, respectively, of advertising costs were included in property operating expenses. For the three months ended March 31, 2026 and 2025, approximately $0.4 million and $0.5 million, respectively, of advertising costs were included in general and administrative expenses.

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

March 31, 2026

(Unaudited)

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives, generally ranging from 3 to 5 years, and are included in other assets, net in our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangible assets, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of March 31, 2026 and December 31, 2025, the gross amount of the intangible assets was approximately $99.9 million and $100.1 million, respectively, and accumulated amortization was approximately $92.4 million and $89.4 million, respectively. Such amounts exclude the intangible assets acquired in connection with the Third Party Platform Acquisition, as described below.

The total estimated future amortization expense for our real estate related intangible assets for the years ending December 31, 2026, 2027, 2028, 2029, and thereafter is approximately $6.2 million, $0.6 million, $0.1 million, $0.1 million, and $0.5 million, respectively. The weighted-average amortization period on our remaining real estate related intangible assets with a net book value of approximately $7.5 million was approximately 1.7 years as of March 31, 2026.

In connection with the acquisition of the Third Party Platform, we allocated a portion of the consideration to an intangible asset related to the property management contracts and the related customer relationships. We are amortizing such intangible asset on a straight-line basis over the estimated benefit period of the property management contracts and related customer relationships. As of March 31, 2026 and December 31, 2025, the gross amount of such intangible asset was approximately $8.0 million and the accumulated amortization was approximately $0.6 million and $0.3 million, respectively.

The total estimated future amortization expense for our intangible asset acquired in the Third Party Platform Acquisition for the years ending December 31, 2026, 2027, 2028, 2029, and thereafter is approximately $0.9 million, $1.2 million, $1.2 million, $1.2 million and $2.8 million, respectively. The amortization period on our remaining intangible asset associated with the Third Party Platform Acquisition with a net book value of approximately $7.4 million was approximately 6.0 years as of March 31, 2026.

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

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving debt are presented in our consolidated balance sheets as a deduction from debt; amounts incurred related to obtaining revolving debt are included in debt issuance costs, net of accumulated amortization in our consolidated balance sheets. See Note 7 – Debt for additional information. Debt issuance costs are amortized using the effective interest method, as applicable.

As of March 31, 2026 and December 31, 2025, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $5.9 million and $8.3 million, respectively, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.2 million and $4.9 million, respectively.

As of March 31, 2026 and December 31, 2025, the gross amount of debt issuance costs related to our non-revolving debt totaled approximately $7.7 million and $7.7 million, respectively, and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.6 million and $3.3 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates, as of the reporting date. Revenues and expenses are translated at the average rates for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. As of March 31, 2026, our Operating Partnership had issued $700.0 million CAD, or approximately $502.4 million USD of Canadian Dollar denominated senior unsecured notes, which resulted in a gain recognized during the three months ended March 31, 2026 and 2025 of approximately $8.2 million and none, respectively, which was included in other, net in our consolidated statements of operations. Changes in our net investments not classified as long term are recorded in other, net in our consolidated statements of operations, along with transactions denominated in a currency other than the functional currency and represented a gain of approximately $5.4 million and a loss of approximately $4,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Accounting for Equity Awards

We have historically issued equity-based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”), both of which may be issued subject to either time-based vesting criteria or performance-based vesting criteria. Performance-based vesting is based on either operational performance criteria or a market-based criteria. For time-based awards granted which contain a graded vesting schedule, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For performance-based awards, which were issued prior to our Underwritten Public Offering, compensation cost is recognized over the requisite service period if and when we determine the performance condition is probable of being achieved. For performance-based awards with market-based criteria, which were issued subsequent to our Underwritten Public Offering, compensation is recognized as an expense on a straight-line basis over the requisite service period. We record the cost of such equity-based awards based on the grant date fair value and have elected to record forfeitures as they occur.

Employee Benefit Plan

We maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code, as amended, under which eligible employees can contribute up to 100% of their eligible compensation (subject to annual limits set by law). We match 100% of these employee contributions up to the first 4% of the employee’s eligible compensation. On October 1, 2025, we acquired Argus, which had its own existing retirement savings plan under Section 401(k). Argus’ plan allowed eligible employees to contribute up to 100% of their eligible compensation (subject to annual limits set by law), with a company match of 100% of these employee contributions up to the first 3% of the employee’s eligible compensation.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2026 and December 31, 2025, we believe the fair value of our variable rate debt was reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Debt	$1,019,000	$1,032,283	$1,035,900	$1,042,796

During the three months ended March 31, 2025, we held interest rate cash flow hedges and foreign currency net investment and cash flow hedges to hedge our interest rate and foreign currency exposure (see Note 7 – Debt and Note 9 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through the termination date of our derivatives, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

As of March 31, 2026 and December 31, 2025, we held no derivative instruments.

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

For any derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized in other, net in our consolidated statements of operations. Amounts are reclassified out of other comprehensive income (loss) (“OCI”) into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2014. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not equal net income as calculated in accordance with GAAP).

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the three months ended March 31, 2026, approximately 20.2%, 19.8%, 9.3% and 8.7% of our rental income was concentrated in California, Florida, Texas, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$10,216	$(5,456)
Net (income) loss attributable to noncontrolling interests	(640)	503
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	9,576	(4,953)
Less: Distributions to preferred stockholders	—	(3,452)
Less: Distributions to participating securities	(208)	(117)
Net income (loss) attributable to common stockholders for basic computations:	$9,368	$(8,522)
Net income (loss) attributable to common stockholders for diluted computations:	$9,368	$(8,522)

Weighted average Common Stock, Class A & Class T shares outstanding - basic	55,237,360	24,018,553
Unvested LTIP Units	—	—
Unvested restricted stock awards	36,925	—
Weighted average Common Stock, Class A & Class T shares outstanding - diluted	55,274,285	24,018,553
Net income (loss) per Common Stock, Class A & Class T share:
Basic	$0.17	$(0.35)
Diluted	$0.17	$(0.35)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

	Three Months Ended
	March 31,
	2026	2025
	Equivalent Shares (if converted)
Class A and Class A-1 OP Units	3,813,917	3,375,330
Unvested LTIP Units	172,394	68,135
Unvested restricted stock awards	—	4,889
Series A Convertible Preferred Stock	—	4,690,432
	3,986,311	8,138,786

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2026 (in thousands):

Real estate facilities
Balance at December 31, 2025	$2,427,363
Impact of foreign exchange rate changes and other	(4,673)
Improvements and additions	1,764
Balance at March 31, 2026	$2,424,454
Accumulated depreciation
Balance at December 31, 2025	$(366,447)
Depreciation expense	(16,248)
Impact of foreign exchange rate changes and other	718
Balance at March 31, 2026	$(381,977)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Potential Acquisitions

As of May 8, 2026, we, through our wholly-owned subsidiaries, were party to two purchase and sale agreements with unaffiliated third parties for the acquisition of four self storage properties located in the United States and one development site located in Canada. The total purchase price for these properties and parcel of land is approximately $60.4 million, plus closing costs.

We may assign some or all of the above purchase and sale agreements to one or more of our Managed REITs and/or contribute such property to a joint venture.

Eminent Domain Proceedings

In May 2025, we learned that two of our self storage properties in Asheville, North Carolina, the Asheville III and Asheville IV properties, may be impacted by the current plan for an extensive and prolonged highway expansion project. We are evaluating the impact that this project may have on these two properties, including how much of each property may be taken. The aggregate rentable square feet and carrying value of these properties as of March 31, 2026, was approximately 115,000 square feet and $15.7 million, respectively. We will continue to work with the authorities and their representatives to further understand the impact to our properties, attempt to mitigate the impact to us and our tenants, and as needed, negotiate the fair value of any property that may ultimately be taken. We do not expect the potential taking of land under eminent domain to have a material impact on our results of operations and we evaluated these properties for impairment, concluding that, as of March 31, 2026, there continues to be no impairment. The total revenue for the Asheville III and Asheville IV properties for the three months ended March 31, 2026 was approximately $0.2 million and $0.2 million, respectively. The total revenue for the Asheville III and Asheville IV properties for the year ended December 31, 2025 was approximately $1.1 million and $0.9 million, respectively.

Note 4. Third Party Platform Acquisition

Overview

On October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”), our Operating Partnership acquired Argus, a third-party property management company that managed more than 220 operating properties across 27 states consisting of more than approximately 100,000 units and approximately 16.6 million rentable square feet as of October 1, 2025. Immediately after the acquisition closed, Argus was contributed in a non-taxable transaction to our TRS subsidiary, which is 100% owned by our Operating Partnership, where such non-real estate activities are conducted. The total consideration was approximately $23.4 million, composed primarily of (i) $8.7 million in cash, funded in part by a $5.0 million deposit made and outstanding as of September 30, 2025, and the issuance of 328,343 units of limited partnership interests (“OP Units”) in our Operating Partnership valued at approximately $11.9 million and (ii) a contingent earnout payment initially valued at approximately $2.8 million. The potential earnout payment of up to an additional $11.0 million is based on Third Party Platform revenues generated during fiscal year 2028, with 75% payable in cash and 25% being payable in OP Units, the number of which OP Units to be issued will be determined in accordance with the terms of the Contribution Agreement based on the volume weighted average trading price of our common stock immediately prior to the time such units are to be issued.

Through the Contribution Agreement we assumed various amounts of current assets and liabilities, which are subject to working capital adjustments to the consideration otherwise provided and described above. The principal assets acquired were property management contracts and the related customer relationships, covering the management of approximately 220 properties, approximately 400 employees, an operating lease for the corporate headquarters in Tucson, Arizona, rights to other intellectual property and personal property. The Contribution Agreement contained customary representations, warranties, covenants, agreements, and indemnification obligations with respect to the sellers of Argus and us.

Fair Value of Consideration Transferred

We accounted for the Contribution Agreement discussed above as a business combination under the acquisition method of accounting.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The estimated fair value of the consideration transferred on the date of the acquisition totaled approximately $23.4 million and consisted of the following (in thousands):

Estimated Fair Value of Consideration Transferred
Cash (1)	$8,722
OP Units	11,858
Contingent earnout (2)	2,802
Working capital adjustment payable	8
Total Consideration Transferred	$23,390

(1)
The Contribution Agreement required a purchase price adjustment related to the assumption of working capital, covering certain operating assets and liabilities. We assumed a net asset of approximately $0.2 million and such amount was included above as cash consideration. Such amount had been paid to the seller of Argus during the year ended December 31, 2025.
(2)
The maximum amount that may be paid is $8.25 million of earnout consideration to be paid in cash and the remainder of approximately $2.75 million to be paid in the form of OP units, based on revenues generated in 2028. The terms of the earnout require a certain minimum amount of 2028 revenues to be earned and thereafter the earnout is earned pro-rata up to a certain maximum 2028 revenue, such that the maximum potential earnout is $11.0 million. The amount of this liability as of March 31, 2026 and December 31, 2025 was approximately $3.7 million and $3.0 million, respectively, and was included in accounts payable and accrued liabilities in our consolidated balance sheets.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Allocation of Consideration

The consideration transferred pursuant to the Contribution Agreement was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values as of the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The intangible assets acquired primarily consisted of an intangible asset related to the management contracts and customer relationships related to the approximately 220 properties that Argus managed as of October 1, 2025. The value of such was determined based on a discounted cash flow valuation of the projected cash flows of the acquired contracts. The deferred tax liability is the result of differences between the GAAP carrying value of certain amortizing assets and the carrying value for tax purposes.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Note 5. Pro Forma Financial Information

We acquired our Third Party Platform effective October 1, 2025, which was accounted for as a business combination. The following pro forma information for the three months ended March 31, 2026 and 2025 has been prepared to give effect to the acquisition as if the acquisition occurred on January 1, 2024. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting. This pro forma information does not purport to represent what our actual consolidated revenues would have been had the acquisitions occurred on this date, nor does it purport to predict the revenues for future periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Pro forma total revenues	$78,310	$72,047

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

For the three months ended March 31, 2026 and 2025, we recorded a net loss of approximately $0.2 million and none, respectively, from our equity in earnings related to our unconsolidated Nantucket Joint Venture.

As of March 31, 2026 and December 31, 2025, the carrying value of this investment was approximately $6.8 million and $7.0 million, respectively, which represented an indirect investment of approximately 42% minority ownership of the property.

SmartCentres Joint Ventures

We are party to joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own 14 joint venture properties (the “Canadian JV Properties”), 10 of which were operational and four of which were being developed into self storage properties as of March 31, 2026.

For the three months ended March 31, 2026 and 2025, we recorded net aggregate income of approximately $33,000 and a loss of approximately $0.2 million, respectively, from our equity in earnings related to our unconsolidated Canadian JV Properties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following table summarizes our 50% ownership interests in the Canadian JV Properties (in thousands):

	Date Real Estate	Carrying Value of Investment as of
	Venture Became	March 31,	December 31,
Canadian JV Property	Operational	2026	2025
Dupont (1)	October 2019	$520	$583
East York (1)	June 2020	5,214	5,209
Brampton (1)	November 2020	1,615	1,597
Vaughan (1)	January 2021	2,055	2,064
Oshawa (1)	August 2021	290	285
Scarborough (1)	November 2021	2,131	2,099
Aurora (1)	December 2022	246	256
Kingspoint (1)	March 2023	2,383	2,448
Whitby (1)	January 2024	3,699	3,830
Markham (1)	May 2024	3,032	3,155
Regent (2)	Under Development	4,311	3,839
Allard (2)	Under Development	1,320	1,270
Finch (2)	Under Development	3,081	3,033
127 Ave, Edmonton, AB (3)	Under Development	720	—
		$30,617	$29,668

(1)
As of March 31, 2026 and December 31, 2025, these operating properties were encumbered by first mortgages pursuant to the RBC JV Term Loan III (defined below).
(2)
The property is currently under development to become a self storage facility.
(3)
On January 6, 2026, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and the property is currently under development to become a self storage facility.

As of March 31, 2026, we had ownership interests in the Canadian JV Properties and the Nantucket Joint Venture (collectively, the “JV Properties”).

RBC JV Term Loan III

On October 31, 2025, 10 of our joint ventures with SmartCentres closed on a $160.0 million CAD term loan (the “RBC JV Term Loan III”) with RBC pursuant to which 10 of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers III”). The RBC JV Term Loan III is secured by first mortgages on the 10 operating Canadian JV Properties, most of which were previously encumbered by either the RBC JV Term Loan, the RBC JV Term Loan II or the SmartCentres Financings (all defined below). The RBC JV Term Loan III matures on November 1, 2030, which may be extended by one additional year, subject to certain terms. Interest on the RBC JV Term Loan III is fixed at an annual rate of 3.87%, and monthly payments include interest and principal, amortized on a 30 year basis until maturity. Proceeds from the RBC JV Term Loan III were used by the Joint Ventures to fully pay off the outstanding principal and accrued interest on the RBC JV Term Loan, the RBC JV Term Loan II, and the SmartCentres Financing. We and SmartCentres each serve as a recourse guarantor with respect to approximately $79.5 million CAD, or approximately $57.1 million USD, of the obligations outstanding as of March 31, 2026 under the RBC JV Term Loan III. The RBC JV Term Loan III contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

As of March 31, 2026 and December 31, 2025, there was approximately $159.0 million CAD and $159.8 million CAD, respectively, or approximately $114.1 million USD and $116.5 million USD, respectively, outstanding on the RBC JV Term Loan III.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

As discussed above, the RBC JV Term Loan II was refinanced on October 31, 2025. As such, as of March 31, 2026 and December 31, 2025, there was no balance outstanding on the RBC JV Term Loan II.

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

As discussed above, the RBC JV Term Loan was refinanced on October 31, 2025. As such, as of March 31, 2026 and December 31, 2025, there was no balance outstanding on the RBC JV Term Loan.

SmartCentres Financings

Through a series of prior transactions, we, through joint venture partnerships with SmartCentres, became party to two master mortgage commitment agreements (the “SmartCentres Financings”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”). The SmartCentres Lender is an affiliate of SmartCentres.

As a result of the RBC JV Term Loan and RBC JV Term Loan II refinancings, and the RBC JV Term Loan III financing transaction during the year ended December 31, 2025 discussed above, only one borrower remained on the SmartCentres Financings, the Markham property. Interest on the SmartCentres Financings was incurred at a variable annual rate equal to the aggregate of: (i) the CORRA rate, (ii) an adjustment of approximately 0.295%, (iii) a margin of 1.45%, and (iv) a spread of 1.25%.

On October 31, 2025, the SmartCentres Financings (the then outstanding balance on the Markham property of approximately $18.9 million CAD) were fully paid down. As such, as of March 31, 2026 and December 31, 2025, there was no balance outstanding on the SmartCentres Financings.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Note 7. Debt

Our debt is summarized as follows (dollars in thousands):

Loan	March 31, 2026	December 31, 2025	Interest Rate (1)	Maturity Date (1)
KeyBank CMBS Loan (2)	$86,860	$87,355	3.89%	08/01/2026
Ladera Office Loan	3,609	3,635	4.29%	11/01/2026
2027 Ladera Ranch Loan	42,000	42,000	5.00%	12/05/2027
2028 Canadian Notes (3)	358,850	364,700	3.91%	06/16/2028
Kelowna Canadian Property Loan (3)	17,127	17,524	3.45%	09/30/2028
2028 Canadian Term Loan (3) (4)	78,705	80,234	6.41%	12/01/2028
CMBS Loan (5)	104,000	104,000	5.00%	02/01/2029
SST IV CMBS Loan (6)	40,500	40,500	3.56%	02/01/2030
Credit Facility	64,826	—	4.73%	02/18/2030
2030 Canadian Notes (3)	143,540	145,880	3.89%	09/24/2030
2032 Private Placement Notes	150,000	150,000	4.53%	04/19/2032
Houston Property Loan	8,654	8,714	5.15%	05/01/2034
2024 Credit Facility	—	59,826
Total debt principal outstanding	$1,098,671	$1,104,368
Discount on secured debt, net	(1,562)	(1,747)
Debt issuance costs, net	(4,013)	(4,373)
Total debt, net	$1,093,096	$1,098,248

(1)
Reflects the interest rate or maturity date in effect as of March 31, 2026, as applicable.
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
(4)
This fixed rate loan is secured by eight Canadian properties. This loan carries a fixed interest rate of 6.41%, with monthly interest only payments until February 2026, at which time both interest and principal amortizing payments based on a 25-year amortization schedule became due monthly. After November 16, 2026, any prepayment of the loan would be subject to an exit fee equal to a percentage of the then outstanding principal amount as follows: (i) 100 bps if the prepayment occurs between November 16, 2026 and November 16, 2027; and (ii) 75 bps if the prepayment occurs after November 16, 2027.
(5)
This fixed rate, interest only loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft Pierce, and Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts, and we serve as a non-recourse guarantor under this loan.
(6)
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

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as applicable, as of March 31, 2026 and December 31, 2025 was approximately 4.4%. We are subject to certain restrictive covenants relating to the outstanding debt, and as of March 31, 2026, we were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following is a schedule of maturities, including required principal amortization payments, for debt outstanding as of March 31, 2026 (in thousands):

2026	$91,991
2027	44,156
2028	451,726
2029	104,289
2030	249,170
Thereafter	157,339
Total	$1,098,671

Credit Facility

On February 18, 2026, we, through our operating partnership (the “Borrower”), entered into a second amended and restated credit agreement with KeyBank, National Association, as administrative agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto (the “Credit Agreement”).

The Credit Agreement provides for a senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $500 million. The Borrower has the right to increase the amount available under the Credit Facility by an additional $1.1 billion, for a total potential maximum aggregate amount of $1.6 billion, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $50 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the Credit Facility. Borrowings under the Credit Facility may be in either U.S. dollars or Canadian dollars. The Borrower’s outstanding balance under the previously existing 2024 Credit Facility (as defined below) of approximately $68.3 million remained unchanged at the closing of the Credit Facility.

In connection with this amendment, certain lenders under the 2024 Credit Facility exited the arrangement. We recognized approximately $0.3 million of expense, which was included in loss on debt extinguishment in our consolidated statements of operations, and represented a proportional amount of the unamortized debt issuance costs attributable to these lenders under the 2024 Credit Facility.

The maturity date of the Credit Facility is February 18, 2030, subject to a one-year extension option, subject to the payment of an extension fee of 0.125% on the aggregate amount of the then-outstanding revolving commitments for such extension, and it may be prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

Amounts borrowed under the Credit Facility bear interest based on the type of borrowing (either Base Rate Loans, SOFR Loans, or CORRA Loans, each as defined in the Credit Agreement) and vary based upon our consolidated leverage ratio or credit rating. Base Rate Loans bear interest at the lesser of (x) the Base Rate (as defined in the Credit Agreement) plus the applicable rate, or (y) the maximum rate. SOFR Loans that are Daily Simple SOFR Loans bear interest at the lesser of (a) Daily Simple SOFR (as defined in the Credit Agreement) plus the applicable rate, or (b) the maximum rate. SOFR Loans that are Term SOFR Loans bear interest at the lesser of (a) Term SOFR (as defined in the Credit Agreement) for the interest period in effect plus the applicable rate, or (b) the maximum rate. CORRA Loans bear interest at the lesser of (a) Daily Simple CORRA (as defined in the Credit Agreement) plus the applicable rate, or (b) the maximum rate. Until we achieve an investment grade credit rating, the corresponding applicable rate varies between 100 basis points to 145 basis points for SOFR Loans and CORRA Loans and between 0 basis points and 45 basis points for Base Rate Loans, in each case depending on our consolidated leverage ratio. After we achieve an investment grade credit rating, the corresponding applicable rate varies between 70 basis points to 140 basis points for SOFR Loans and CORRA Loans and between 0 basis points and 40 basis points for Base Rate Loans, in each case depending on our credit rating. Initial advances under the Credit Facility are Daily Simple SOFR Loans that bear interest at 105 basis points over Daily Simple SOFR. The Credit Facility is also subject to a facility fee based on the amount of outstanding revolving commitments, which varies from 15 bps to 30 bps, depending on our consolidated leverage ratio. After we achieve an investment grade credit rating, the facility fee varies from 10 bps to 30 bps depending on our credit rating. As of March 31, 2026, borrowings under the Credit Facility were only denominated in USD and bore interest based on Daily Simple SOFR plus the applicable spread of 1.05%.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The Credit Facility is fully recourse, jointly and severally, to us, the Borrower, and certain of our subsidiaries (the “Subsidiary Guarantors”). In connection with the Credit Facility, each of us, the Borrower and the Subsidiary Guarantors executed guarantees in favor of the lenders. It is an event of default under the Credit Facility if (a) there is a payment default by us, the Borrower or any Subsidiary Guarantor under any recourse debt for borrowed money of at least $50 million, or (b) there is a payment default by us or any of our subsidiaries under any non-recourse debt of at least $100 million.

The Credit Facility is unsecured. The outstanding 2032 Private Placement Notes (as defined below), the outstanding 2028 Canadian Notes (as defined below) and the outstanding 2030 Canadian Notes (as defined below), previously issued by us, remain pari passu with the Credit Facility.

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

As of March 31, 2026, based on the aforementioned information and borrowing base calculations, we had the ability to draw up to an additional approximately $352.0 million on the current capacity of the Credit Facility revolver.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The 2030 Canadian Notes were issued on a pari passu basis with our 2024 Credit Facility (as defined below), our 2028 Canadian Notes and the 2032 Private Placement Notes (as defined below), and as such, we and the Subsidiary Guarantors under such loans have fully and unconditionally guaranteed the Operating Partnership’s obligations under the 2030 Canadian Notes. The Second Indenture requires any of our subsidiaries that incurs or guarantees indebtedness under the other pari passu loans in the future to also provide a note guarantee in favor of the holders of the 2030 Canadian Notes.

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

The 2028 Canadian Notes were issued on a pari passu basis with our 2024 Credit Facility (as defined below) with KeyBank, our 2030 Canadian Notes, the 2032 Private Placement Notes (as defined below), and as such, we and each of our subsidiaries that have incurred or guaranteed indebtedness (the “Subsidiary Guarantors”) under such loans have fully and unconditionally guaranteed the Operating Partnership’s obligations under the 2028 Canadian Notes. The First Indenture requires any of our subsidiaries that incurs or guarantees indebtedness under the other pari passu loans in the future to also provide a note guarantee in favor of the holders of the 2028 Canadian Notes.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Kelowna Property Loan

In connection with the acquisition of the Kelowna Property on April 15, 2025, we assumed a loan from the seller in the amount of approximately $24.5 million CAD or approximately $17.7 million USD, (the “Kelowna Canadian Property Loan”). The Kelowna Canadian Property Loan incurs interest at a fixed rate of 3.45% with amortizing principal payments based on a 25 year amortization schedule, with a maturity of September 30, 2028. We provided a full recourse guaranty to National Bank of Canada, the lender, in connection with this loan. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. Subsequent to March 31, 2026, we made a payment of approximately $0.2 million into a restricted cash account in favor of the lender to cure a shortfall related to a debt service coverage ratio; such required ratio was initially determined prior to our assumption of this loan.

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

See Note 8 – Preferred Equity for additional information regarding our other pre-existing relationship with this seller/lender.

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

Interest payable on the 2032 Private Placement Notes were originally subject to a prospective 75 basis points increase, if, as of March 31, 2023, the ratio of total indebtedness to EBITDA (the “Total Leverage Ratio”) of the Company and its subsidiaries, on a consolidated basis, was greater than 7.00 to 1.00 (a “Total Leverage Ratio Event”).

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

We are permitted to prepay at any time all, or from time to time, any part of the 2032 Private Placement Notes in amounts not less than 5% of the 2032 Private Placement Notes then outstanding at (i) 100% of the principal amount so prepaid and (ii) the make-whole amount (as defined in the Note Purchase Agreement). The “Make-Whole Amount” is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the 2032 Private Placement Notes being prepaid over the amount of such 2032 Private Placement Notes. In addition, in connection with a change of control (as defined in the Note Purchase Agreement), the Operating Partnership is required to offer to prepay the 2032 Private Placement Notes at 100% of the principal amount plus accrued and unpaid interest thereon, but without the Make Whole Amount or any other prepayment premium or penalty of any kind. The Company must also maintain a debt rating of the 2032 Private Placement Notes by a rating agency.

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that were substantially similar to the 2024 Credit Facility (as defined below). The 2032 Private Placement Notes were issued on a pari passu basis with the previously existing Credit Facility, and are pari passu with the Credit Facility. As described above, as a result of the Security Interest Termination Event, on April 17, 2025, KeyBank released the pledges of the Subsidiary Guarantors pursuant to the Debt Agreements, and each of the Credit Facility and the 2032 Private Placement Notes, respectively, became unsecured. Prior to such event, the Company and Subsidiary Guarantors fully and unconditionally guaranteed the Operating Partnership’s obligations under the 2032 Private Placement Notes.

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

Former Credit Facility

On February 22, 2024, we, through the Borrower, entered into an amended and restated revolving credit facility with KeyBank, National Association, as administrative agent and collateral agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto, (the “2024 Credit Facility”). The 2024 Credit Facility had a maturity date of February 22, 2027.

The aggregate commitment of the 2024 Credit Facility was originally $650 million. On February 4, 2025, we exercised the accordion rights under the 2024 Credit Facility to increase commitments by $50 million to a total of $700 million. Borrowings under the 2024 Credit Facility could be in either U.S. dollars or Canadian dollars. Upon the closing of the 2024 Credit Facility, we immediately drew down an aggregate amount of $576 million, which was used primarily to pay off the amounts outstanding under a previous credit facility.

The maturity date of the 2024 Credit Facility was February 22, 2027, subject to a one-year extension option, subject to the payment of an extension fee of 0.20% on the aggregate amount of the then-outstanding revolving commitments for such extension, and it could be prepaid or terminated at any time without penalty; provided, however, that the lenders shall be indemnified for certain breakage costs.

As of December 31, 2025, borrowings under the 2024 Credit Facility only bore interest based on Daily Simple SOFR. The rate spread above Daily Simple SOFR at which the 2024 Credit Facility incurred interest was subject to increase based on the consolidated leverage ratio. There were six leverage tiers under the 2024 Credit Facility in effect, with the highest tier in effect when leverage is above 60% and a maximum spread of 225 basis points on the 2024 Credit Facility. This loan incurred interest at daily simple SOFR plus a spread of 1.40% and the SOFR Index Adjustment of 0.10% through February 18, 2026, the date on which the 2024 Credit Facility was recast (as discussed above).

The 2024 Credit Facility contained certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

On April 11, 2025, we reduced the total commitment available to us under the 2024 Credit Facility from $700 million to $600 million. In connection with the reduction of the borrowing capacity, we recognized approximately $0.9 million of expense during the year ended December 31, 2025, which was included in loss on debt extinguishment in our consolidated statements of operations, and represents a proportional amount of the unamortized debt issuance costs attributable to the 2024 Credit Facility calculated based on the proportion of the reduced commitments available under the 2024 Credit Facility.

On February 18, 2026, the 2024 Credit Facility was recast (as discussed above). The Borrower’s outstanding balance under the 2024 Credit Facility of approximately $68.3 million remained unchanged at the closing of the Credit Facility.

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

We had certain redemption rights with respect to the Series A Convertible Preferred Stock, including upon the listing of our common stock on a national securities exchange. In the event of such a listing, we had the right to redeem any or all outstanding Series A Convertible Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had such Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to the Listing, and then all of such Preferred Shares were sold in the Listing, or (ii) the aggregate purchase price of all outstanding Preferred Shares, plus any accrued and unpaid dividends (the “Liquidation Amount”).

In connection with the Underwritten Public Offering, discussed in Note 1 – Organization, all issued and outstanding shares of our Series A Convertible Preferred Stock were redeemed on April 4, 2025, using net proceeds from our Underwritten Public Offering which closed on April 3, 2025. We paid the Liquidation Amount of approximately $203.6 million, which included approximately $3.6 million of accumulated and unpaid distributions. Additionally, in accordance with GAAP, upon redemption, we accreted the approximately $3.6 million of issuance costs which had previously been recorded as a reduction to the carrying value, such amount was included in the accretion - preferred equity costs line item in our consolidated statements of operations for the year ended December 31, 2025.

Note 9. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives is to add stability to our net income (loss) and to manage our exposure to interest rate movements. To accomplish this objective, we have used interest rate swaps and caps as part of our interest rate risk management strategy.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On May 1, 2024, to hedge our exposure to potentially rising interest rates, we entered into three SOFR interest rate caps for a total of approximately $8.2 million, which hedged approximately $400 million of notional exposure. We initially deferred payment for these SOFR interest rate caps, and recorded these interest rate caps net of the remaining amount of such deferred payment liability on our balance sheet. On April 8, 2025, in connection with our principal paydown on the Credit Facility, we terminated two of these three SOFR interest rate caps, and paid approximately $3.5 million. On May 1, 2025, the third of these three SOFR interest rate caps matured, whereby we owed and paid approximately $3.7 million, representing $3.9 million of deferred payment, less $0.2 million related to the prior month’s settlement.

On December 30, 2024, in relation to the outstanding balance on a loan with KeyBank (the “2025 KeyBank Acquisition Facility”), we entered into a SOFR interest rate cap, which capped SOFR at 1.25% until maturity on July 1, 2025 for a notional amount of $100.2 million. The total cost for this interest rate cap was approximately $1.5 million, which was due and paid on January 2, 2025. In connection with our full repayment of the 2025 KeyBank Acquisition Facility, we terminated this cap on April 7, 2025, receiving a termination payment of approximately $0.7 million.

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

As of March 31, 2026 and December 31, 2025, we held no interest rate derivatives.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On December 30, 2024, in an effort to hedge the cash generated at our Canadian properties, we entered into four new foreign currency forwards; (i) one such hedge had a notional amount of $2.8 million CAD at a strike rate of 1.4412, and matured on February 27, 2025, (ii) the second hedge had a notional amount of $3.3 million CAD at a strike rate of 1.4363, and matured on May 27, 2025, (iii) the third hedge had a notional amount of $3.5 million CAD at a strike rate of 1.4312, and matured on August 27, 2025, whereby we paid approximately $0.1 million CAD (iv) the fourth hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4261, maturing on November 28, 2025. We early terminated this fourth hedge on November 5, 2025, and received $8,000 CAD in such settlement

On February 28, 2025, we entered into a similar hedge with a notional amount of $3.2 million CAD at a strike rate of 1.4217, maturing on February 27, 2026. We early terminated this hedge on November 5, 2025, with no remuneration.

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

As of March 31, 2026 and December 31, 2025, we held no foreign currency hedges.

The change in the value of the portion of our settled and unsettled foreign currency forwards that are not designated for hedge accounting for GAAP was recorded in other income (expense) in our consolidated statements of operations and represented a gain of approximately $0.3 million for the three months ended March 31, 2025.

The following table presents the effect of our derivative financial instruments designated as a hedge for GAAP purposes on our consolidated statements of operations for the periods presented (in thousands):

	(Loss) gain recognized in OCI for the three months ended March 31,		Location of amounts reclassified from OCI	Loss reclassified from OCI for the three months ended March 31,
Type	2026	2025	into income	2026	2025
Interest Rate Swaps	$—	$(338)	Interest expense	$—	$(106)
Interest Rate Caps	—	(24)	Interest expense	—	(103)
Foreign Currency Forwards	—	109	N/A	—	—
	$—	$(253)		$—	$(209)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

The following is a summary of our income tax expense (benefit) for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	Federal	State	Canadian	Total
Current	$—	$26	$196	$222
Deferred	(6)	—	115	109
Total	$(6)	$26	$311	$331

	Three Months Ended March 31, 2025
	Federal	State	Canadian	Total
Current	$—	$17	$326	$343
Deferred	69	1	193	263
Total	$69	$18	$519	$606

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	March 31, 2026	December 31, 2025
Deferred tax liabilities:
Intangible contract assets	$(1,037)	$(1,181)
Canadian real estate	(9,270)	(9,538)
Total deferred tax liability	(10,307)	(10,719)

Deferred tax assets:
Other	1,815	1,951
Canadian real estate and non-capital losses (1)	9,057	8,580
Total deferred tax assets	10,872	10,531

Valuation allowance	(3,982)	(3,189)

Net deferred tax liabilities	$(3,417)	$(3,377)

(1)
Such amount includes deferred tax assets from Canadian real estate basis differences, Canadian non-capital loss carryforwards, and Canadian non-deductible interest expense carry-forwards, which represented approximately $1.6 million, $5.3 million, and $2.2 million as of March 31, 2026, respectively, and approximately $1.4 million, $5.2 million, and $2.0 million as of December 31, 2025, respectively.

The Canadian non-capital losses expire between 2032 and 2045, and the non-deductible interest expense carry-forwards have no expiration. As of March 31, 2026 and December 31, 2025, we had Canadian non-capital loss carry forwards of approximately $19.8 million and $19.7 million, respectively. As of March 31, 2026 and December 31, 2025, we had a valuation allowance of approximately $4.0 million and $3.2 million, respectively, related to non-capital loss carry-forwards, non-deductible interest expense carry-forwards, and basis differences at certain of our Canadian properties.

As of March 31, 2026 and December 31, 2025, we had no interest or penalties related to uncertain tax positions. In the United States, the tax years 2021-2024 remain open to examination, and in Canada, the tax years 2021-2024 remain open to examination, with possible extensions under certain conditions that would allow the years 2018-2024 to be open to examination.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Three Months Ended March 31, 2026
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$61,914	$—	$—	$61,914
Ancillary operating revenue	2,903	—	—	2,903
Managed Platform revenue (1)	—	6,612	—	6,612
Reimbursable costs from Managed Platform (2)	—	6,881	—	6,881
Total revenues	64,817	13,493	—	78,310
Operating expenses:
Property operating expenses
Property taxes	7,245	—	—	7,245
Payroll	5,284	—	—	5,284
Advertising	1,635	—	—	1,635
Repairs & Maintenance	1,548	—	—	1,548
Utilities	1,735	—	—	1,735
Property Insurance	1,532	—	—	1,532
Administrative and professional	3,230	—	—	3,230
Total property operating expenses	22,209	—	—	22,209
Managed Platform expenses (3)	—	4,338	—	4,338
Reimbursable costs from Managed Platform (2)	—	6,881	—	6,881
Segment operating income (4)	42,608	2,274	—	44,882
Other operating expenses:
General and administrative (5)	—	—	9,140	9,140
Depreciation	16,346	—	229	16,575
Intangible amortization expense	3,163	290	—	3,453
Acquisition expenses	80	—	—	80
Contingent earnout adjustment	—	644	—	644
Total other operating expenses	19,589	934	9,369	29,892
Gain on disposition of real estate	1,237	—	—	1,237
Income (loss) from operations	24,256	1,340	(9,369)	16,227
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(135)	(135)
Equity in losses from investments in Managed REITs	—	(185)	—	(185)
Interest and investment income	126	1,844	—	1,970
Other, net	5,279	—	790	6,069
Interest expense	(12,293)	(805)	(39)	(13,137)
Loss on debt extinguishment	(262)	—	—	(262)
Income tax (expense) benefit	(362)	(107)	138	(331)
Net income (loss)	$16,744	$2,087	$(8,615)	$10,216

(1)
Included within Managed Platform revenue was approximately $2.8 million of revenue related to our Third Party Platform acquired on October 1, 2025.
(2)
Included within Reimbursable costs from Managed Platform was approximately $3.5 million related to our Third Party Platform acquired on October 1, 2025.
(3)
Included within Managed Platform expenses was approximately $3.3 million of expense related to our Third Party Platform acquired on October 1, 2025.
(4)
Included within Managed Platform segment operating income was approximately $0.5 million of loss related to our Third Party Platform acquired on October 1, 2025.
(5)
Included within General and administrative was approximately $0.7 million of stock and related compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

	Three Months Ended March 31, 2025
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$56,586	$—	$—	$56,586
Ancillary operating revenue	2,607	—	—	2,607
Managed Platform revenue	—	4,113	—	4,113
Reimbursable costs from Managed Platform	—	2,143	—	2,143
Total revenues	59,193	6,256	—	65,449
Operating expenses:
Property operating expenses
Property taxes	6,468	—	—	6,468
Payroll	4,707	—	—	4,707
Advertising	1,477	—	—	1,477
Repairs & Maintenance	1,474	—	—	1,474
Utilities	1,506	—	—	1,506
Property Insurance	1,633	—	—	1,633
Administrative and professional	2,822	—	—	2,822
Total property operating expenses	20,087	—	—	20,087
Managed Platform expenses	—	1,234	—	1,234
Reimbursable costs from Managed Platform	—	2,143	—	2,143
Segment operating income	39,106	2,879	—	41,985
Other operating expenses:
General and administrative	—	—	7,850	7,850
Depreciation	14,831	—	263	15,094
Intangible amortization expense	1,599	—	—	1,599
Acquisition expenses	203	—	—	203
Total other operating expenses	16,633	—	8,113	24,746
Income (loss) from operations	22,473	2,879	(8,113)	17,239
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(242)	(242)
Equity in losses from investments in Managed REITs	—	(215)	—	(215)
Other, net	169	—	285	454
Interest and investment income	115	610	—	725
Interest expense	(21,982)	—	(40)	(22,022)
Loss on debt extinguishment	(789)	—	—	(789)
Income tax expense	(316)	(68)	(222)	(606)
Net (loss) income	$(330)	$3,206	$(8,332)	$(5,456)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following table summarizes our total assets by segment (in thousands):

Segments	March 31, 2026	December 31, 2025
Self Storage (1)	$2,165,309	$2,204,897
Managed Platform (2)	194,443	164,508
Corporate and Other	61,651	62,767
Total assets (3)	$2,421,403	$2,432,172

(1)
Included in the assets of the Self Storage segment as of March 31, 2026 and December 31, 2025 were approximately $52.2 million of goodwill. Additionally, as of March 31, 2026 and December 31, 2025 there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed Platform segment as of March 31, 2026 and December 31, 2025, was approximately $1.4 million of goodwill related to our Self Administration Transaction (as defined in Note 12 – Related Party Transactions). Such goodwill is net of accumulated impairment charges in the Managed Platform segment of approximately $24.7 million, which relates to the impairment charge recorded during the year ended December 31, 2020. Additionally, as of March 31, 2026 and December 31, 2025, there was approximately $16.3 million of goodwill related to the Third Party Platform Acquisition, bringing the total amount of goodwill therein to approximately $17.7 million. Also included in the assets of the Managed Platform segment as of March 31, 2026 and December 31, 2025 was approximately $7.4 million and $7.7 million, respectively, of net intangible asset related to the acquisition of our Third Party Platform. See Note 4 – Third Party Platform Acquisition for further information.
(3)
Other than our investments in and advances to Managed REITs, investments in unconsolidated real estate ventures and investment in the Third Party Platform, substantially all of our investments in real estate facilities and intangible assets, as well as our capital expenditures, as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, were associated with our self storage platform. See Note 3 – Real Estate Facilities for additional detail.

As of March 31, 2026 and December 31, 2025, approximately $261.7 million and $255.4 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three months ended March 31, 2026 and 2025, approximately $7.4 million and $5.4 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs and all of the fees from our Third Party Platform are performed in the U.S.; accordingly substantially all of our assets and revenues related to our Managed Platform segment are based in the U.S. as well.

As of March 31, 2026 and December 31, 2025, approximately $30.6 million and $29.7 million, respectively, of our assets in the Corporate and Other segment table above relate to our Canadian JV Properties, which operate in Canada. For the three months ended March 31, 2026 and 2025, approximately $33,000 of gain and approximately $0.2 million of loss, respectively, relate to these Canadian JV Properties operations in Canada.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Our Chief Executive Officer, who is also the Chairman of our board of directors, holds ownership interests in and is an officer of SAM, and other affiliated entities. Previously, certain of our executive officers held ownership interests in and/or were officers of SAM, and other affiliated entities. Accordingly, any agreements or transactions we have entered into with such entities may present a conflict of interest. None of SAM and its affiliates or our directors or executive officers receive any compensation, fees or reimbursements from our Managed REITs, other than with respect to fees and reimbursements in accordance with the Administrative Services Agreement (defined below) and the now-terminated transfer agent agreement, which agreement was terminated effective April 20, 2024, or as otherwise described in this section.

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

The SST VI Advisory Agreement provides for reimbursement of the SST VI advisor’s direct and indirect costs of providing administrative and management services to SST VI. Beginning four fiscal quarters after commencement of SST VI's public offering, which was declared effective March 17, 2022, the SST VI advisor is required to pay or reimburse SST VI the amount by which SST VI’s aggregate annual operating expenses, as defined, exceed the greater of 2% of SST VI’s average invested assets or 25% of SST VI’s net income, as defined, unless a majority of SST VI’s independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

On June 18, 2025, we and various affiliated entities, entered into a Separation and Settlement Agreement (the “Separation Agreement”) with Pacific Oak Holding Group, LLC (“POHG”) and its subsidiary Pacific Oak Capital Markets, LLC, the former dealer manager for SST VI, SSGT III and other affiliated programs (the “Former Dealer Manager”), resulting in (1) the repurchase of the 17.5% non-voting membership interest in the SST VI advisor previously held by POHG, and (2) the termination of a contract whereby services were provided to our programs on our behalf, including the distribution relationship for SST VI, SSGT III and other affiliated programs. In connection with the Separation Agreement, we made a payment to POHG of $3,000,000, which represented full settlement and termination of the various agreements and relationships. Such amount included (i) $650,000 for the termination of the distribution support agreement between SRA and POHG, (ii) $1,850,000 for the repurchase of any and all interests that POHG had in the SST VI advisor, and (iii) $500,000 for severance payments to be made to employees of the Former Dealer Manager. Accordingly, since June 18, 2025, we own 100% of the SST VI advisor.

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

Subsequent to and as a result of the POHG termination, on June 12, 2025, we, through a subsidiary of our TRS, entered into a new retail distribution and other support arrangement with Orchard Securities, LLC (“Orchard”). Through this relationship, Orchard will distribute certain of our Managed REIT investment programs, including DST offerings and other Managed REIT offerings. We pay Orchard certain fees and expenses as part of the engagement. On September 30, 2025, SST VI commenced a private offering of up to $75.0 million in shares of its Series E Redeemable 8% Preferred Stock, (the “SST VI Preferred Offering”). Pursuant to a managing dealer agreement, Orchard serves as the managing dealer for the SST VI Preferred Offering and, as part of its compensation under the managing dealer agreement, it is entitled to receive certain fees and expenses in connection with the SST VI Preferred Offering, some of which may be paid by one of our affiliates.

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

A subsidiary of SSGT III is the sponsor of DSTs and a wholly-owned SSGT III entity also operates the related properties pursuant to a master lease with the respective DST. For certain of such DSTs, upon the successful syndication of the DST offering we will receive an additional 0.60% of the acquisition price related to our assistance with the successful launch of the syndicated investment product. The DST interests are initially owned by SSGT III but are sold to the third parties through the DST offering sponsored by SSGT III. Given required tax structuring, the control of the DST resides with a signatory trustee, which is affiliated with SSGT III.

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

March 31, 2026

(Unaudited)

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

As of March 31, 2026 and December 31, 2025, SST X had sold approximately $2.0 million of its Class F-I Common Shares, and we had a receivable of approximately $2.7 million and $2.2 million, respectively, from SST X related to the costs described above.

On January 23, 2026, SST X re-launched a private offering of up to $600 million in shares of its beneficial interests. Pursuant to a managing dealer agreement, Orchard will now serve as the managing dealer for the SST X private placement offering and, as part of its compensation under the managing dealer agreement, will be entitled to receive certain fees and expenses in connection with the SST X offering, some of which may be paid by one of our affiliates. Additionally, we agreed to re-allow to Orchard 10% of certain fees we are entitled to pursuant to our existing SST X Advisory Agreement and certain allocations we are entitled to pursuant to the limited partnership agreement of the SST X Operating Partnership, as described above.

Managed REIT Property Management Agreements

Our indirect subsidiaries, SS Growth Property Management III, LLC, Strategic Storage Property Management VI, LLC, and Strategic Storage Property Management X, LLC, (collectively the “Managed REITs’ Property Managers”), are entitled to receive fees for their services in managing the properties wholly or partially owned by the Managed REITs pursuant to property management agreements entered into between the owner of the property and the applicable Managed REIT’s Property Manager.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

The Managed REITs’ Property Managers are entitled to a construction management fee equal to 5% of the cost of a related construction or capital improvement work project in excess of $10,000.

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the periods presented (in thousands):

	Three Months Ended
	March 31,
Managed Platform Revenues	2026	2025
Asset Management Fees:
SST VI	$1,147	$1,035
SSGT III	555	407
SST X	4	—
Total Asset Management Fees	1,706	1,442
Property Management Fees:
SST VI	513	452
SSGT III	421	266
SST X	11	—
JV Properties	297	245
Third Party Platform	1,998	—
Total Property Management Fees	3,240	963
Tenant Protection Program Fees:
SST VI	373	321
SSGT III	370	186
SST X	23	—
JV Properties	109	101
Third Party Platform (1)	829	—
Total Tenant Protection Program Fees	1,704	608
Acquisition Fees:
SSGT III	—	1,187
Total Acquisition Fees	—	1,187
Other Managed REIT Fees (2)	229	158
Managed Platform Fees	6,879	4,358
Sponsor funding reduction (3)	(267)	(245)
Total Managed Platform Revenues	$6,612	$4,113

(1)
Our Third Party Platform revenues are not derived from a related party; however, it is a part of our Managed Platform and we have included it above accordingly.
(2)
Such revenue primarily includes other property management related fees, construction management fees, development fees, and other miscellaneous revenues.
(3)
Pursuant to the Sponsor Funding Agreement, we funded certain costs of SST VI’s share sales, and in return received Series C Units in SST VI’s OP. As of June 30, 2025, SST VI had closed its offering to new subscriptions. As such, we no longer had any funding obligation pursuant to the Sponsor Funding Agreement. The excess of the funding over the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

value of the Series C Units received is accounted for as a reduction of Managed Platform revenue from SST VI over the remaining estimated term of the management contracts with SST VI.

We offer tenant insurance or tenant protection programs to customers at our Managed REITs’ properties pursuant to which we, as the property manager and majority owner of the Tenant Protection Program joint ventures, are entitled to substantially all of the net revenue attributable to the sale of such tenant programs.

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

Reimbursable costs from Managed REITs includes reimbursement of SST VI, SST X and SSGT III’s Advisors’ certain direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of certain costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of March 31, 2026 and December 31, 2025, we had receivables due from the Managed REITs totaling approximately $33.1 million and $23.4 million, respectively. Such amounts are included in investments in and advances to Managed REITs in our consolidated balance sheets. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three months ended March 31, 2026 and 2025, we recorded a loss from our equity in earnings related to our common equity interests, excluding our preferred investment discussed below, in SST VI OP of approximately $0.1 million and $0.1 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively, excluding distributions received related to the Series D Preferred Units, defined below.

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

As of December 31, 2025, we had purchased an aggregate of 1,400,000 Series D Preferred Units for $35.0 million. As such, we were no longer required to make any further purchases of Series D Preferred Units in connection with the Series D Preferred Unit Purchase Agreement, as discussed above.

For the three months ended March 31, 2026, we recorded income of approximately $0.5 million from our investment in the Series D Preferred Units.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

On August 7, 2024, SST VI declared an estimated net asset value per share of $10.00, and the offering price for the Class Y and Z shares became $10.00 per share. Accordingly, subsequent to SST VI declaring their estimated net asset value of $10.00 per share, the number of Series C Units SmartStop received in exchange for funding the front-end sales load of the sale of SST VI’s Class Y and Class Z shares was calculated as the dollar amount of such sponsor funding divided by the current offering price of $10.00 per share for such Class Y and Z shares. The Series C Units shall automatically convert into Class A units of SST VI OP on a one-to-one basis upon SST VI’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of SST VI shares of common stock, including the Class Y shares and Class Z shares, calculated net of the Series C Units to be converted.

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

On March 20, 2026, SST VI declared an estimated net asset value per share of $10.00. Since the Series C Units that could be converted would result in the net asset value falling below $10.00 per share, none of the Series C Units we own were converted into Class A units of SST VI OP.

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

March 31, 2026

(Unaudited)

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

The following table summarizes the carrying value of our investments in and advances to SST VI for the periods presented (dollars in thousands):

			Contractual	Effective
			Interest/	Interest/
	March 31,	December 31,	Preferred	Preferred	Maturity
	2026	2025	Rate (1)	Rate (1)	Date (1)
Receivables:
Receivables and advances due	$10,578	$5,319
Debt:
SST VI Note	25,000	25,000	SOFR + 3.5%	7.18%	06/30/2027
Equity:
Series D Preferred Units	34,650	34,650	6.00% (2)	6.00%
SST VI OP Units, SLP and Series C Units	4,804	4,959
Total investments in and advances to SST VI	$75,032	$69,928

(1)
Reflects the current interest/preferred rate or maturity date information in effect as of March 31, 2026, as applicable.
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

For the three months ended March 31, 2026 and 2025, we recorded a loss from our equity in earnings related to our common equity interests in SSGT III OP of approximately $0.1 million, and $0.1 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively.

Debt Investments

On July 31, 2024, our Operating Partnership provided a bridge loan to an indirect wholly-owned subsidiary of SSGT III for $20.0 million (the “SSGT III Bridge Loan”) to facilitate SSGT III’s acquisition of two self storage facilities. Through a series of payments, during the three months ended March 31, 2025, SSGT III and its subsidiaries repaid all amounts outstanding on the SSGT III Bridge Loan, in accordance with the terms of the SSGT III Bridge Loan, no further draws were permitted thereafter.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

On December 18, 2025, SSGT III's taxable REIT subsidiary entered into a loan with KeyBank National Association (“KeyBank”) in the amount of $25.0 million (the “KeyBank-SSGT III Bridge Loan”), which matures on June 18, 2026, subject to a six-month extension option. In connection with this loan, we entered into a subordination and standstill agreement with KeyBank, whereby, among other things, the SSGT III-Blue Door III Bridge Loan became subordinated to the KeyBank-SSGT III Bridge Loan and all rights to payments under the SSGT III-Blue Door III Bridge Loan, including the Bridge Loan Prepayment, became subordinated to KeyBank's rights to payment under the KeyBank-SSGT III Bridge Loan. The KeyBank-SSGT III Bridge Loan has curtailment provisions that the outstanding loan balance must be no greater than $7.5 million, $5.0 million and $2.5 million as of March 31, April 30 and May 31, 2026, respectively. As of April 30, 2026, the outstanding balance of the KeyBank-SSGT III Bridge Loan was $5.0 million.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following table summarizes the carrying value of our investments in and advances to SSGT III for the periods presented (dollars in thousands):

			Contractual	Effective
	March 31,	December 31,	Interest	Interest	Maturity
	2026	2025	Rate (1)	Rate (1)	Date (1)
Receivables:
Receivables and advances due	$19,807	$15,878
Debt:
SSGT III-Blue Door III Bridge Loan	15,000	15,000	SOFR + 3.0%	6.68%	11/13/2026
Equity:
SSGT III OP Units and SSGT III SLP	1,788	1,971
Total investments in and advances to SSGT III	$36,595	$32,849

(1)
Reflects the current interest rate or maturity date information in effect as of March 31, 2026, as applicable.

Investments in and advances to DSTs Sponsored by SSGT III

On November 13, 2025 a subsidiary of ours funded three non-recourse mortgage loans to indirect DST subsidiaries of SSGT III for approximately $24.2 million, collectively. Each of these three loans (the “BD III DST Mortgage Loans”) have an initial maturity date of November 13, 2032. The BD III DST Mortgage Loans were funded net of approximately $0.4 million or 1.75% in fees owed to us for structuring and origination. Payments are due monthly in arrears, are interest only until maturity, and accrue at a fixed rate of 5.0% per annum. Subject to certain conditions, the DST borrowers have two extension options, each for a one year term, with the second extension ultimately requiring full principal repayment in November 2034. If the DST borrowers choose to exercise the extension option, the interest rate in effect changes to a fixed rate calculated as the then current 30-day average SOFR rate plus a spread of 1.50%. Such calculated rate in effect as of the exercise of the extension option would be fixed until the ultimate maturity of the BD III DST Mortgage Loans. The DST borrowers may prepay the loans at any point in time, subject to the following premium schedule, expressed as a percentage of the then outstanding principal balance prepaid: (i) 5% on or before November 13, 2026, (ii) 3% between November 13, 2026 and November 13, 2028, (iii) 1% between November 13, 2028 and November 13, 2030, and (iv) 0% on or after November 13, 2030.

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

We serve as the property manager for the properties owned by the DSTs that are leased pursuant to a master lease by a SSGT III subsidiary, which pursuant to the lease is required to pay rent to the DST equal to the required debt service. Such requirement is further supported by a minimum capital requirement of the SSGT III lessor entity, initially further supported by a guaranty from the SSGT III operating partnership of such required capital. As of March 31, 2026 and December 31, 2025, SSGT III had sponsored and initiated the syndication of DST interests to retail investors for such DST programs, covering eight properties.

The above SSGT III DST syndicated offerings were in various stages of completion. We serve as the property manager for each property owned by such DSTs.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following table summarizes the carrying value of our investments in and advances to DSTs Sponsored by SSGT III for the periods presented (dollars in thousands):

			Contractual	Effective
	March 31,	December 31,	Interest	Interest	Maturity
	2026	2025	Rate (1)	Rate (1)	Date (1)
Debt:
BD III DST Mortgage Loans	$24,191	$24,191	5.00%	5.00%	11/13/2032
BD IV DST Mortgage Loans	16,033	—	5.00%	5.00%	1/28/2033
Total investments in and advances to DSTs Sponsored by SSGT III	$40,224	$24,191

(1)
Reflects the current interest rate or maturity date information in effect as of March 31, 2026, as applicable.

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

On October 29, 2025, we, through one of our subsidiaries entered into a preferred unit purchase agreement with SST X OP for 72,000 series A cumulative preferred units (the “Series A Preferred Units”) for $1.8 million. Distributions on the Series A Preferred Units of SST X OP are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter. The Series A Preferred Units require an investment fee equal to 1.0% of the amount invested at any closing. As of March 31, 2026 and December 31, 2025, we owned an aggregate of 72,000 Series A Preferred Units for $1.8 million.

For the three months ended March 31, 2026, we recorded approximately $27,000 of income from our investment in the SST X Series A Preferred Units.

On October 30, 2025, we sold the Murfreesboro, Tennessee property to SST X for approximately $7.9 million.

The following table summarizes the carrying value of our investments in and advances to SST X for the periods presented (dollars in thousands):

	March 31,	December 31,	Preferred
	2026	2025	Rate (1)
Receivables:
Receivables and advances due	$2,744	$2,208
Equity:
Series A Preferred Units	1,782	1,782	6.00%
SST X OP Units and Common Stock	3	3
Total investments in and advances to SST X	$4,529	$3,993

(1)
Reflects the current rate in effect as of March 31, 2026, as applicable. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

For the three months ended March 31, 2026 and 2025, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.1 million and $0.2 million, respectively, which were recorded in the Managed Platform expenses line item in our consolidated statements of operations.

For the three months ended March 31, 2026 and 2025, we recorded reimbursements from SAM related to services provided to SAM of approximately $0.1 million and $0.1 million, respectively, which were included in Managed Platform revenue in our consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, a receivable of approximately $0.3 million and $0.4 million, respectively, was due from SAM related to the Administrative Services Agreement.

See Note 6 – Investments in Unconsolidated Real Estate Ventures for additional information regarding other equity method investees deemed to be a related party, given they are accounted for as equity method investments.

Note 13. Equity-Based Compensation

Prior to June 15, 2022, we issued equity-based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”) and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity-based compensation. Through March 31, 2026, we have generally issued equity-based awards in two forms: (1) restricted stock awards consisting of shares of our common stock and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Prior to April 1, 2025, the day we executed our underwriting agreement and sold 27,000,000 shares of common stock pursuant to our Underwritten Public Offering, the fair value of our restricted stock was determined on the grant date based on an estimated value per share. The estimated fair value of our restricted stock was determined with the assistance of third party valuation specialists primarily based on an income approach to value our properties as well as the Managed Platform, less the estimated fair value of our debt and other liabilities. The key assumptions previously used in estimating the fair value of our restricted stock were projected annual net operating income, projected growth rates, discount rates, capitalization rates and an illiquidity discount, if applicable. The fair value of LTIP Units were further adjusted as compared to the determined restricted stock value by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For performance-based awards dependent upon meeting certain operational performance targets, a fair value was determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement as of the end of the respective period.

Subsequent to our Underwritten Public Offering, the fair value of our restricted stock was determined on the grant date based on the closing market price per share of our common stock. The fair value of LTIP Units was also based on the closing market price per share of our common stock on the date of the grant, but was further adjusted by applying an additional discount as the LTIP Units were not initially economically equivalent to our restricted stock.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Beginning in March 2026, performance-based awards granted to our executives will vest contingent upon the achievement of certain market-based criteria, as described below. For performance-based awards subject to market-based vesting criteria, a fair value was determined at the date of grant and is recognized over the commensurate service period for such grant. The value of such performance-based awards with a market-based criteria will take into account the probability that such award may vest in full, or not at all; therefore, in accordance with GAAP, the amount of expense recorded is not adjusted for actual achievement.

In March 2026, the compensation committee of our board of directors approved the 2026 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units. There were two performance-based awards granted, (1) an award that is subject to vesting based on exceeding certain thresholds relative to a comparison of the Company’s total shareholder return (“TSR”) to the NAREIT index, and (2) an award that is subject to vesting based on a comparison of the Company’s weighted average TSR relative to a self storage peer group.

In March 2026, an aggregate of 149,578 performance-based LTIP Units and approximately 93,756 time-based LTIP Units were issued to executive officers. The performance-based LTIP Units vest after the three-year performance period, based upon the relative TSR achievement attained. The time-based LTIP Units vest ratably over four years, with the first tranche vesting on December 31, 2026, subject to the recipient’s continued employment through the applicable vesting date.

Time-Based Awards

We have granted various time-based awards, which generally vest ratably over either six months, one, three, or four years commencing in the year of grant, subject to the recipient’s continued employment or service through the applicable vesting date. All grants of time-based restricted stock have limitations on transferability during the vesting period, and the grantee does not have the ability to vote any unvested shares. Transfers of the unvested portion of restricted stock are restricted.

With respect to grants of time-based LTIP Units, distributions accrue based on the effective date of each grant, and are payable as distributions are paid on our Common Stock without regard to whether the underlying awards have vested. With respect to time-based restricted stock, distributions accrue on non-vested shares granted and are paid when the underlying restricted shares vest.

Holders of time-based LTIP Units receive allocations of profits and losses with respect to the LTIP Units as of the effective date, distributions from the effective date in an amount equivalent to the distributions declared and paid on our Common Stock, and the same voting rights as holders of common units, voting as a class with each LTIP Unit holder having one vote per LTIP Unit held. Prior to vesting, time-based LTIP Units generally may not be transferred, other than by laws of descent and distribution.

The following table summarizes the activity related to our time-based awards:

	Restricted Stock		LTIP Units
Time-Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	19,661	$57.12	104,484	$53.68
Granted	350,368	30.18	365,195	33.83
Vested	(223,580)	31.34	(81,964)	49.75
Forfeited	(21,248)	30.97	—	—
Unvested at December 31, 2025	125,201	32.20	387,715	35.81
Granted	20,394	30.58	129,670	29.56
Vested	(5,383)	57.20	—	—
Forfeited	(105)	57.20	—	—
Unvested at March 31, 2026	140,107	$30.99	517,385	$34.24

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Performance-Based Awards

With respect to performance-based awards, the number of shares of restricted stock granted as of the grant date equaled 100% of the targeted award, whereas the number of LTIP Units granted as of the grant date equaled 200% of the targeted amount of the award. The targeted award for each executive was determined and approved by the Compensation Committee of our board of directors. The actual number of shares of restricted stock or LTIP Units, as applicable, to be issued upon vesting may range from 0% to 200% of the targeted award, such determination being based upon the results of the performance measure. Performance-based awards issued prior to our Underwritten Public Offering vest based upon our performance as ranked amongst a peer group of self storage related companies using a performance measure of average annual same-store revenue growth, analyzed over a three-year period. Performance-based awards issued after the completion of our Underwritten Public Offering are now based on the Company’s TSR relative to both the NAREIT Equity Index and to a peer group weighted average TSR. Earned awards for the 2024, 2025 and 2026 grants will vest, as applicable, no later than March 31, 2027, 2028, and 2029, respectively.

Recipients of performance-based restricted stock accrue distributions during the performance period, and such distributions will only be payable on the date that any such shares of restricted stock vest, based upon the performance level attained. Recipients of such performance-based LTIP Units were issued LTIP Units at 200% of the targeted award and are entitled to receive distributions and allocations of profits and losses with respect to the performance-based LTIP Units as of the effective date of each award in an amount equal to 10% of the distributions available to such LTIP Units, until the Distribution Participation Date (as defined in the Operating Partnership Agreement). The remaining 90% of distributions will accrue and will be payable on the Distribution Participation Date based upon the performance level attained and number of performance-based LTIP Units that vest. Following the Distribution Participation Date, recipients will be entitled to receive the full amount of distributions with respect to the vested performance-based LTIP Units, such amount being equivalent to distributions declared and paid on our Common Shares.

The following table summarizes our activity related to our performance-based awards:

	LTIP Units
Performance-Based Award Grants	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	159,641	$53.52
Granted	68,634	52.12
Vested	(13,633)	52.72
Forfeited	(13,633)	52.72
Unvested at December 31, 2025	201,009	53.16
Granted	149,578	18.60
Vested (1)	(66,373)	53.20
Forfeited	—	—
Unvested at March 31, 2026	284,214	$34.96

(1)
In March 2026, the Compensation Committee of the board of directors approved the vesting of the 2023 performance grant at 200% of the targeted award.

The fair value of the performance-based awards with a market-based TSR condition are estimated on the date of grant using a Monte Carlo simulation model. The following table summarizes certain key assumptions used to value the performance-based LTIPs with a market-based TSR condition granted during the period presented:

Three Months Ended March 31, 2026
Risk-free rate	3.98%
Expected volatility	29.78%
Dividend yield	5.23%

Holders of performance-based restricted stock do not have any rights as a stockholder with respect to the unvested portion of such restricted stock awards. Prior to vesting, shares of performance-based restricted stock generally may not be transferred, other than by laws of descent and distribution.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Holders of performance-based LTIP Units have the same voting rights as holders of common units, voting as a class with each LTIP Unit holder having one vote per LTIP Unit held. Prior to vesting, performance-based LTIP Units generally may not be transferred, other than by laws of descent and distribution.

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

As of March 31, 2026 and December 31, 2025, 1,143,629 and 1,443,166, respectively, shares of stock were available for issuance under the Plan.

For the three months ended March 31, 2026 and 2025, we recorded approximately $2.6 million and $1.2 million, respectively, of equity-based compensation expense in general and administrative in our consolidated statements of operations.

For the three months ended March 31, 2026 and 2025, we recorded approximately $18,000 and $26,000, respectively, of equity-based compensation expense in property operating expenses in our consolidated statements of operations.

For the three months ended March 31, 2026 and 2025, we recorded approximately $0.1 million and $13,000, respectively, of equity based compensation expense in managed platform expenses in our consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, there was approximately $22.5 million and $17.1 million, respectively, of total unrecognized compensation expense related to non-vested equity awards. As of March 31, 2026 and December 31, 2025, such cost was expected to be recognized over a weighted-average period of approximately 2.7 years.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Note 14. Commitments and Contingencies

AXCS Joint Venture

On March 20, 2026, we entered into a joint venture arrangement (the “AXCS Joint Venture”) with AXCS Capital (“AXCS”), a real estate lending joint venture targeting bridge debt and preferred equity financing for self storage owners in the United States. The AXCS Joint Venture intends to potentially deploy capital across the full spectrum of structured capital solutions, including senior loans, mezzanine financing, preferred equity, and hybrid instruments. Target investment scenarios include ground-up development financing, value-add acquisitions and conversions, and recapitalizations of existing assets requiring bridge capital. The AXCS Joint Venture will have an initial target of $100.0 million in invested capital and the ability to recycle capital throughout the joint venture’s term. Through our wholly owned subsidiaries, we committed to potentially fund up to $95.0 million to the joint venture, and AXCS committed to potentially fund up to $5.0 million. AXCS will source the investment deals, and both AXCS and SmartStop will underwrite any potential investments. All investments are subject to approval of the AXCS Joint Venture’s investment committee, which is composed of three members appointed by SmartStop and two members appointed by AXCS. AXCS serves as asset manager in accordance with the terms of the AXCS Joint Venture agreement. As such, AXCS is responsible for managing and administering the investments on a day-to-day basis, such as investment processing and administration. Distributions are paid in the following order: i) 100% of capital invested by AXCS and SmartStop is returned such that the unreturned capital contributions of each member is reduced to $0, (ii) 100% to both SmartStop and AXCS until each member has received a cumulative internal rate of return on their capital contributions of 10%, and (iii) for the distributions in excess of the amounts stated above in (i) and (ii), 20% of such distributions to AXCS, and the remaining 80% of such distributions to be paid to SmartStop and AXCS based on their proportional capital contributions. As of March 31, 2026, the AXCS Joint Venture had not closed on any investments, and neither member had contributed any capital.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

As of March 31, 2026, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.7 million and $3.9 million during the years ended December 31, 2026 and 2027, respectively.

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

Note 15. Declaration of Distributions

On February 24, 2026, our board of directors approved a distribution amount for the month of March 2026, such that all holders of our outstanding common stock will receive a distribution equal to $0.1359 per share, equivalent to an annualized distribution of $1.60 per share. The March 2026 distribution payable to each stockholder of record at the end of March was paid on or about April 15, 2026.

On March 27, 2026, our board of directors approved a distribution amount for the month of April 2026, such that all holders of our outstanding common stock will receive a distribution equal to $0.1315 per share, equivalent to an annualized distribution of $1.60 per share. The April 2026 distribution payable to each stockholder of record at the end of April will be paid on or about May 15, 2026.

On May 1, 2026, our board of directors approved a distribution amount for the month of May 2026, such that all holders of our outstanding common stock will receive a distribution equal to $0.1359 per share, equivalent to an annualized distribution of $1.60 per share. The May 2026 distribution payable to each stockholder of record at the end of May will be paid on or about June 15, 2026.

Note 16. Subsequent Events

There are no significant events which have occurred subsequent to March 31, 2026, other than the subsequent events discussed elsewhere in the notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial data contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

We focus on the acquisition, ownership, and operation of self storage properties located primarily within the top 100 metropolitan statistical areas, or MSAs, throughout the United States and Canada. Based on the Inside Self Storage Top-Operators List ranking for 2025, and before accounting for the acquisition of Argus (defined below) and recent market transactions, we were the 10th largest owner and operator of self storage properties in the United States based on rentable square footage.

As of March 31, 2026, our wholly-owned portfolio consisted of 177 operating self storage properties diversified across 19 states, the District of Columbia, and Canada, comprising approximately 122,000 units and 13.9 million net rentable square feet.

Additionally, as of March 31, 2026, we owned a 50% equity interest in 14 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and four properties which were being developed into self storage properties.

Through our Managed Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT, (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). We manage the properties owned by the Managed REITs and the properties owned by the Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs. As of March 31, 2026, we managed 53 of such operating self storage properties, consisting of approximately 42,000 units and 4.6 million rentable square feet.

On October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information. As of March 31, 2026, we managed more than 225 of such operating self storage properties, consisting of more than approximately 102,000 units and 16.3 million rentable square feet (the “Third Party Platform”).

The Third Party Platform, the Managed REITs, and the other properties operated but not owned by us, as mentioned above, are referred to as the “Managed Platform.” In total, as of March 31, 2026, we managed more than 275 operating self storage properties, which we did not own, consisting of more than approximately 144,000 units and 20.9 million rentable square feet through our Managed Platform.

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

On October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”), we acquired Argus. The principal assets acquired were property management contracts covering the management of more than 220 properties and 400 employees (as of October 1, 2025), and an operating lease for Argus' corporate headquarters in Tucson, Arizona and other intellectual and personal property.

Additionally, we plan to continue to expand our third-party management platform in both Canada and the United States by scaling our Third Party Platform or through additional investments in or acquisitions of third-party management firms.

We have provided financing to the Managed REITs in the form of mezzanine loans, bridge loans, promissory notes, and preferred equity as applicable. We intend to continue in this practice going forward, if necessary. We continue to look to expand our lending practice to self storage facilities outside of the Managed REITs, potentially to third party managed properties or joint venture properties. We may enter into joint ventures or other forms of co-investments in order to scale our overall property count and diversify our portfolio of properties. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price, but for which we would target being the property manager, both in the U.S. and Canada.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Our in-house call center allows us to centralize our sales efforts as we capture new business over the phone, email, web-based chat, and text mediums. As we have grown our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. We also utilize our digital marketing breadth and expertise which allows us to acquire customers efficiently by leveraging our portfolio size and technological proficiency. To the extent we acquired facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other operational costs.

In addition, we have the internal capability to originate, structure and manage additional self storage investment programs or Managed REITs, which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We acquired such capability in 2019 from Strategic Asset Management I, LLC, our former sponsor (“SAM”). We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs, as applicable. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden. We primarily generate property management fees and receive a portion of the tenant protection program revenue from our third party owners and are reimbursed for certain costs incurred by our Third Party Platform, as applicable.

Wholly-Owned Properties

As of March 31, 2026, our wholly-owned operating self storage portfolio was composed as follows:

State	No. of Properties	Units (1)	Rentable Sq. Ft. (net) (2)	% of Total Rentable Sq. Ft.	Physical Occupancy % (3)	Rental Income % (4)
Alabama	1	1,090	163,300	1.2%	93.3%	0.6%
Arizona	4	3,130	329,100	2.4%	95.2%	2.1%
California	32	21,955	2,321,300	16.7%	92.1%	20.2%
Colorado	11	6,475	750,450	5.4%	91.9%	4.6%
Florida	28	21,435	2,500,250	18.0%	92.4%	19.8%
Illinois	6	3,785	432,450	3.1%	92.0%	2.8%
Indiana	2	1,030	112,700	0.8%	90.5%	0.5%
Massachusetts	2	1,045	111,800	0.9%	88.7%	1.7%
Maryland	2	1,610	169,500	1.2%	92.5%	1.2%
Michigan	4	2,220	266,100	1.9%	92.8%	1.5%
New Jersey	5	5,395	488,300	3.5%	77.2%	3.8%
Nevada	9	7,160	865,000	6.2%	92.5%	5.5%
North Carolina	18	8,670	1,138,850	8.2%	91.3%	6.8%
Ohio	5	2,830	320,050	2.3%	90.7%	1.4%
South Carolina	4	2,890	355,800	2.6%	92.5%	1.8%
Texas	17	10,830	1,388,050	10.0%	92.4%	9.3%
Virginia	1	830	71,100	0.5%	91.7%	0.7%
Washington	5	3,430	390,550	2.8%	94.0%	3.0%
Wisconsin	1	780	83,400	0.6%	88.9%	0.5%
District of Columbia	1	830	72,000	0.6%	96.0%	0.7%
Alberta, Canada	5	3,050	358,050	2.6%	80.9%	2.1%
British Columbia, Canada	1	800	74,000	0.5%	85.1%	0.6%
Ontario, Canada	13	10,610	1,110,700	8.0%	91.8%	8.8%
Total	177	121,880	13,872,800	100.0%	91.3%	100.0%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,500 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,070,000 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of March 31, 2026.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the three months ended March 31, 2026.

JV Properties

As of March 31, 2026, we had ownership interests in the Canadian JV Properties (defined below) and the Nantucket Joint Venture (defined below and together with the Canadian JV Properties, the “JV Properties”). We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the “Nantucket Joint Venture”). This property became operational in December 2025 and we serve as the property manager of this self storage property.

As of March 31, 2026 and December 31, 2025, the carrying value of this investment was approximately $6.8 million and $7.0 million, respectively, which represented an indirect investment of approximately 42% minority ownership of the property.

We are party to joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own 14 joint venture properties (the “Canadian JV Properties”), 10 of which were operational and four of which were being developed into self storage properties as of March 31, 2026.

The following table summarizes our 50% ownership interests in the Canadian JV Properties (in thousands):

	Date Real Estate	Carrying Value of Investment as of
	Venture Became	March 31,	December 31,
Canadian JV Property	Operational	2026	2025
Dupont (1)	October 2019	$520	$583
East York (1)	June 2020	5,214	5,209
Brampton (1)	November 2020	1,615	1,597
Vaughan (1)	January 2021	2,055	2,064
Oshawa (1)	August 2021	290	285
Scarborough (1)	November 2021	2,131	2,099
Aurora (1)	December 2022	246	256
Kingspoint (1)	March 2023	2,383	2,448
Whitby (1)	January 2024	3,699	3,830
Markham (1)	May 2024	3,032	3,155
Regent (2)	Under Development	4,311	3,839
Allard (2)	Under Development	1,320	1,270
Finch (2)	Under Development	3,081	3,033
127 Ave, Edmonton, AB (3)	Under Development	720	—
		$30,617	$29,668

(1)
As of March 31, 2026 and December 31, 2025, these operating properties were encumbered by first mortgages pursuant to the RBC JV term loan III.
(2)
The property is currently under development to become a self storage facility.
(3)
On January 6, 2026, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and the property is currently under development to become a self storage facility.

Other Properties

We own our office located at 10 Terrace Rd, Ladera Ranch, California, which houses our corporate headquarters.

We have an office lease of approximately 5,000 square feet located in Tucson, Arizona, which is the primary office of our recently acquired Third Party Platform.

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

We evaluate the consolidation of our investments in VIE’s in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a VIE through a means other than voting rights, and, if so, such VIE may be required to be consolidated in our financial statements. Our evaluation of our VIE’s under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the VIE’s included in our consolidated financial statements may vary based on the estimates and assumptions we use.

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

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. We have evaluated the provisions of OBBBA and do not expect the adoption of OBBBA to have a material impact on our Consolidated Financial Statements.

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

As of March 31, 2026 and 2025, we wholly-owned 177 and 164, respectively, operating self storage facilities.

Our operating results for the three months ended March 31, 2026 included full period results for 177 self storage facilities. Our operating results for the three months ended March 31, 2025 included full period results for 161 self storage facilities and partial period results for three self storage facilities.

Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Three Months Ended March 31, 2026 and 2025

Total Self Storage Revenues

Total self storage related revenues for the three months ended March 31, 2026 and 2025 were approximately $64.8 million and $59.2 million, respectively. The increase in total self storage revenues of approximately $5.6 million, or approximately 9%, was primarily attributable to an increase in non same-store revenues of approximately $4.5 million, largely related to the net increase of 13 wholly-owned properties acquired after March 31, 2025, the operating results of which were not included during the three months ended March 31, 2025. Additionally, our same-store revenues were up approximately $0.8 million, or approximately 1.5%, and our tenant protection program revenues across all of our stores were up approximately $0.3 million.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect our non same-store revenues to grow, commensurate with increases in occupancy and increased rates as such properties stabilize.

Managed Platform Revenues

Managed Platform revenues for the three months ended March 31, 2026 and 2025 were approximately $6.6 million and $4.1 million, respectively. The increase in Managed Platform revenues of approximately $2.5 million was primarily related to our newly acquired Third Party Platform and, to a lesser extent, an increase in the other recurring revenues derived from the Managed REITs, generally commensurate with their growth, as compared to the same period in the prior year, offset by a reduction in acquisition fee revenue of approximately $1.2 million as compared to the same period in the prior year.

We expect Managed Platform revenues to fluctuate the rest of the year commensurate with our Managed Platform’s changes in assets under management.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the three months ended March 31, 2026 and 2025 were approximately $6.9 million and $2.1 million, respectively. Such revenues consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $4.8 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2026 and 2025 were approximately $22.2 million (or 34% of self storage revenue) and $20.1 million (or 34% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $2.1 million was largely attributable to increased property operating expenses of approximately $1.9 million related to our non same-store properties and, to a lesser extent, increased payroll costs at our same-store properties.

We expect property operating expenses to fluctuate commensurate with inflationary pressures, along with the timing and nature of any future acquisitions.

Managed Platform Expenses

Managed Platform expenses for the three months ended March 31, 2026 and 2025 were approximately $4.3 million and $1.2 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed Platform. The increase in Managed Platform expenses of approximately $3.1 million was primarily attributable to our newly acquired Third Party Platform, some of which were non-recurring in nature.

We expect Managed Platform expenses to fluctuate commensurate with changes in the assets under management of our Managed Platform.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the three months ended March 31, 2026 and 2025 were approximately $6.9 million and $2.1 million, respectively. Such expenses consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $4.8 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 and 2025 were approximately $9.1 million and $7.9 million, respectively. Such expenses consisted primarily of compensation related costs, equity-based compensation, marketing related costs, legal expenses, accounting expenses, transfer agent fees, directors and officers’ insurance expense and board of directors related costs. The increase in general and administrative expenses of approximately $1.2 million was primarily attributable to increased compensation and stock compensation costs, which in total increased by approximately $1.5 million compared to the prior period, inclusive of approximately $0.7 million related to the IPO Grant. Such increases were in part offset by reduced professional services costs of approximately $0.4 million as compared to the same period in the prior year.

We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended March 31, 2026 and 2025 were approximately $20.0 million and $16.7 million, respectively. Depreciation expense consisted primarily of depreciation on the buildings and site improvements at our properties. Intangible amortization expense primarily consisted of the amortization of our in place lease intangible assets resulting from our self storage acquisitions, and, to a lesser extent, the amortization of the customer contracts and related relationships intangible asset recorded in connection with our acquisition of the Third Party Platform.

The increase in depreciation and intangible amortization expense of approximately $3.3 million was primarily attributable to such increases related to the net increase of 13 wholly-owned properties acquired after March 31, 2025, as well as additional depreciation and intangible amortization expense related to the two properties we acquired during the three months ended March 31, 2025.

Acquisition Expenses

Acquisition expenses for the three months ended March 31, 2026 and 2025 were approximately $0.1 million and $0.2 million, respectively. The decrease in acquisition expenses of approximately $0.1 million was due to decreased acquisition volume in the current period.

Contingent Earnout Adjustment

Contingent earnout adjustment for the three months ended March 31, 2026 and 2025 was approximately $0.6 million and none, respectively. Such expense represents the adjustment to fair value of the contingent earnout related to the Third Party Platform Acquisition. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information.

Gain on Disposition of Real Estate

Gain on disposition of real estate for the three months ended March 31, 2026 and 2025 was approximately $1.2 million and none, respectively. One of our wholly-owned properties suffered fire damage in March 2024; the related insurance claim was fully settled during the three months ended March 31, 2026 and we recorded a gain for the amount of the insurance recovery in excess of the insurance recovery originally recorded.

Equity in Earnings (Losses) from Investments in Unconsolidated Real Estate Ventures

Losses from our equity method investments in unconsolidated real estate ventures for the three months ended March 31, 2026 and 2025 were approximately $0.1 million and $0.2 million, respectively. Losses from our equity method investments in unconsolidated real estate ventures primarily consisted of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in Earnings (Losses) from Investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended March 31, 2026 and 2025 were approximately $0.2 million and $0.2 million, respectively. Losses from our equity method investments in Managed REITs consisted primarily of our allocation of earnings and losses from our investments in the Managed REITs.

Other, Net

Other, net for the three months ended March 31, 2026 and 2025 was approximately $6.1 million and $0.5 million, respectively, of income. Other, net consisted primarily of certain state tax expenses, foreign currency fluctuations, changes in value related to our foreign currency, other miscellaneous items and, in the previous year, interest rate hedges not designated for hedge accounting. The favorable variance as compared to the prior period was primarily attributable a net favorable foreign currency fluctuation of approximately $5.0 million, largely driven by our Canadian notes, and to a lesser extent, proceeds received from a legal settlement of approximately $0.9 million during the three months ended March 31, 2026.

Interest and Investment Income

Interest and investment income for the three months ended March 31, 2026 and 2025 was approximately $2.0 million and $0.7 million, respectively. Interest and investment income includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, interest earned on cash held at financial institutions, as well as income earned on our preferred investments. The increase in interest and investment income of approximately $1.3 million was primarily related to increased lending to the Managed REITs, as well as increases in our preferred investments in SST VI and SST X.

We expect interest and investment income to primarily fluctuate commensurate with the level of outstanding borrowings and preferred investments.

Interest Expense

Interest expense for the three months ended March 31, 2026 and 2025 was approximately $13.1 million and $22.0 million, respectively. Interest expense included interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and, in the prior year, the impact of any interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $8.9 million was primarily due to decreased borrowings as a result of certain of our Underwritten Public Offering proceeds being used to reduce our overall borrowings, as well as a lower average effective interest rate due to favorable changes in our outstanding debt.

We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the three months ended March 31, 2026 and 2025 was approximately $0.3 million and $0.8 million, respectively. Loss on debt extinguishment for the three months ended March 31, 2026 represented a proportional amount of the unamortized debt issuance costs attributable to certain lenders who were in the lending syndicate under our old credit facility, but not our new credit facility. Loss on debt extinguishment for the three months ended March 31, 2025 was related to the defeasance of our KeyBank Florida CMBS loan.

Please see Note 7 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Income Tax (Expense) Benefit

Income tax expense for the three months ended March 31, 2026 and 2025 was approximately $0.3 million and $0.6 million, respectively. Income tax expense consisted primarily of state, federal, and Canadian income tax. The decrease in income tax expense of approximately $0.3 million was primarily due to a decrease in our deferred tax expense related to our Canadian properties.

We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - Three Months Ended March 31, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025, excluding four other properties) for the three months ended March 31, 2026 and 2025. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, development activity, properties impacted by casualty events, lease up properties or similar other such factors (dollars in thousands, except per occupied square foot amounts):

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenue (1)	$55,009	$54,207	1.5%	$7,226	$2,681	N/M	$62,235	$56,888	9.4%
Property operating expenses (2)	18,922	18,813	0.6%	3,021	1,092	N/M	21,943	19,905	10.2%
Net operating income	$36,087	$35,394	2.0%	$4,205	$1,589	N/M	$40,292	$36,983	8.9%
Number of facilities	157	157		20	7		177	164
Rentable square feet (3)	12,230,850	12,188,950		1,641,950	643,650		13,872,800	12,832,600
Average physical occupancy (4)	92.5%	92.5%	0.0%	83.0%	N/M	N/M	91.4%	92.3%	(0.9)%
Annualized rent per occupied square foot (5)	$20.10	$19.87	1.2%	$21.40	N/M	N/M	$20.24	$19.94	1.5%

N/M Not meaningful

(1)
Revenue includes rental income, certain ancillary revenue, administrative and late fees, and excludes Tenant Protection Program revenue.
(2)
Among other expenses, property operating expenses excludes Tenant Protection Program related expense. Please see the reconciliation of net operating income to net income (loss) below for the full detail of adjustments to reconcile net operating income to net income (loss).
(3)
As of March 31, 2026 and 2025, parking represented approximately 1,070,000 and 1,017,000 square feet, respectively, of the total rentable square feet. On a same-store basis, for the same periods, parking represented approximately 992,000 square feet. Amounts not in thousands.
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

Our same-store revenue increased by approximately $0.8 million, or 1.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an approximately 1.2% increase in annualized rent per occupied square foot and increased administrative and late fees. Our same-store property operating expenses increased by approximately $0.1 million, or 0.6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to increased payroll costs.

Net operating income, or NOI, is a non-GAAP measure that we define as net income (loss), computed in accordance with GAAP, generated from properties before corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses, tenant protection economics, stock compensation related to our IPO Grant and other non-property related income and expense, as applicable. We believe that NOI is useful for investors as it provides a measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the ongoing operation of the properties. Additionally, we believe that NOI (sometimes referred to as property operating income) is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. In addition, NOI is not a substitute for net income (loss), cash flows from operations, or other related financial measures, in evaluating our operating performance.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$10,216	$(5,456)
Adjusted to exclude:
Tenant Protection Program revenue (1)	(2,582)	(2,305)
Tenant Protection Program related expense	266	182
Managed Platform revenue	(6,612)	(4,113)
Managed Platform expenses	4,338	1,234
General and administrative	9,140	7,850
Depreciation	16,575	15,094
Intangible amortization expense	3,453	1,599
Acquisition expenses	80	203
Contingent earnout adjustment	644	—
Losses from our equity method investments in unconsolidated real estate ventures	135	242
Losses from our equity method investments in Managed REITs	185	215
Other, net	(6,069)	(454)
Interest and investment income	(1,970)	(725)
Interest expense	13,137	22,022
Loss on debt extinguishment	262	789
Gain on disposition of real estate	(1,237)	—
Income tax expense	331	606
Total net operating income	$40,292	$36,983

(1)
Approximately $2.3 million and $2.1 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended March 31, 2026 and 2025, respectively, with the remaining approximately $0.3 million and $0.2 million earned at non same-store facilities during the three months ended March 31, 2026 and 2025, respectively.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial metric promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”), that we believe is an appropriate supplemental measure to reflect our operating performance.

We define FFO consistent with the standards established by the White Paper on FFO approved by the board of governors of NAREIT (the "White Paper"). The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and real estate related asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, gains and losses from change in control are excluded from the determination of FFO. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO (attributable to common stockholders and OP unit holders) and FFO, as adjusted (attributable to common stockholders and OP unit holders), for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$10,216	$(5,456)
Other noncontrolling interests	—	(181)
Distributions to preferred stockholders	—	(3,452)
Adjustments:
Depreciation of real estate	16,248	14,741
Gain on disposition of real estate	(1,237)	—
Amortization of real estate related intangible assets	3,142	1,576
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	883	679
FFO (attributable to common stockholders and OP unit holders)	29,252	7,907
Other Adjustments:
Intangible amortization expense - contracts (1)	311	23
Acquisition-related expenses (2)	176	203
Acquisition expenses, amortization of debt issuance costs and foreign currency (gains) losses, net from unconsolidated entities	1	66
Contingent earnout adjustment (3)	644	—
Accretion of fair market value of secured debt	174	204
Loss on extinguishment of debt (4)	262	789
Foreign currency and interest rate derivative gains, net (5)	(5,384)	(202)
Transactional expenses (6)	486	625
IPO & legacy performance grants (7)	1,448	—
Adjustment of deferred tax assets and liabilities (1)	109	263
Sponsor funding reduction (8)	267	245
Amortization of debt issuance costs (1)	1,058	1,072
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$28,804	$11,195

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
(3)
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
(6)
Such costs incurred for the three months ended March 31, 2026 primarily included non-recurring transactional expenses of: i) approximately $0.1 million related to a one-time retention plan accrual in connection with the Third Party Platform Acquisition; and ii) approximately $0.3 million related to one-time Argus owner on-boarding costs. Such costs incurred for the three months ended March 31, 2025 primarily included: i) approximately $0.1 million related to our Underwritten Public Offering, but were not directly attributable thereto, and were therefore included in general and administrative in our consolidated statements of operations; and ii) approximately $0.6 million of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock and other similar minor amounts.
(7)
The amounts adjusted for in the table above relate to: i) the stock compensation expense and related employer tax liabilities recorded related to the equity grants issued in connection with the Underwritten Public Offering, and ii) incremental stock compensation expense recorded related to historically granted performance-based equity grants issued prior to our becoming a publicly traded company. In connection with our transition to being publicly traded, beginning in March of 2026, we now issue performance grants based on our relative total shareholder return, where the value for such grant value is determined under GAAP upon grant and does not prospectively change based on the actual probability of achievement. The historical performance-based grants require a cumulative catch-up under GAAP when it becomes probable that a higher level of achievement is probable. Beginning in the period ended March 31, 2026, given the prospective change and the non-cash GAAP cumulative effect of the historical grants, we have removed such cumulative effect adjustments for all periods presented, as applicable. FFO is adjusted for its effect to arrive at FFO, as adjusted, and was adjusted for this as a means of determining a current and prospective comparable sustainable operating performance metric.
(8)
Pursuant to the Sponsor Funding Agreement, SmartStop funded certain costs of SST VI’s share sales, and in return receives Series C Units in Strategic Storage Operating Partnership VI, L.P. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed Platform revenue from SST VI over the remaining estimated term of the management contracts with SST VI. See Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

FFO, as adjusted increased compared to the same period in the prior year primarily as a result of reduced interest expense of approximately $8.9 million, the elimination of approximately $3.5 million of distributions to preferred stockholders, increased segment operating income from our properties of approximately $3.5 million and increased interest and investment income of approximately $1.2 million.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash flow provided by (used in):
Operating activities	$24,237	$10,550	$13,687
Investing activities	$(16,020)	$(70,309)	$54,289
Financing activities	$(23,234)	$70,372	$(93,606)

Cash flows provided by operating activities for the three months ended March 31, 2026 and 2025 were approximately $24.2 million and $10.6 million, respectively. The increase of approximately $13.7 million in cash provided by our operating activities is primarily the result of an increase of approximately $14.0 million in net income when excluding the impact of non-cash items, largely due to a reduction in interest expense and an increase in net operating income.

Cash flows used in investing activities for the three months ended March 31, 2026 and 2025 were approximately $16.0 million and $70.3 million, respectively. The decrease of approximately $54.3 million in cash used in investing activities is primarily the result of a reduction in the use of cash of approximately $80.0 million as compared to the same period in the prior year for the acquisition or development of real estate. Such net decrease in the use of cash for investing activities was partially offset by a net increase in the use of cash for additional investments in our unconsolidated joint ventures and net debt funding to the Managed REITs and DSTs during the three months ended March 31, 2026, as compared to the same period in the prior year of approximately $25.9 million.

Cash flows used in financing activities were approximately $23.2 million for the three months ended March 31, 2026 and cash flows provided by financing activities were approximately $70.4 million for the three months ended March 31, 2025, a change of approximately $93.6 million. Such net change in cash flows used in financing activities is primarily due to approximately $83.5 million decrease in net debt proceeds received during the three months ended March 31, 2026, as compared to the same period in the prior year. Additionally, net cash flows used for distributions during the three months ended March 31, 2026 increased by approximately $7.9 million as compared to the same period in the prior year primarily as a result of additional shareholders receiving distributions due to the additional shares issued in our underwritten public offering, partially offset by the elimination of approximately $3.4 million of distributions to preferred shareholders paid in the prior year, but not in the current period.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed Platform expenses, working capital, debt service payments, capital expenditures, property acquisitions, bridge capital investments, other strategic acquisitions and investments, property developments and improvements, investments related to our Managed Platform, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed Platform and further supported by our Credit Facility. Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

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

Volatility in the debt and equity markets and continued changes in treasury yields, interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. To the extent that there is uncertainty or deterioration in the debt and equity markets, or continued increases in treasury yields and interest rates, over an extended period of time, it could also potentially impact our liquidity over the long-term. If such events were to occur in the long-term, we would expect to access sources of capital available to us, such as proceeds from secured or unsecured financings from banks or other lenders, issuance of common equity in the public markets, issuance of other equity instruments, or additional public or private offerings. The information in this section should be read in conjunction with Note 7 – Debt and Note 14 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Distribution Policy and Distributions

Preferred Stock Dividends

The Series A Convertible Preferred Stock was redeemed on April 4, 2025. See Note 8 – Preferred Equity of the Notes to the Consolidated Financial Statements for more information.

Common Stock Distributions

On February 24, 2026, our board of directors approved a distribution amount for the month of March 2026, such that all holders of our outstanding common stock will receive a distribution equal to $0.1359 per share, equivalent to an annualized distribution of $1.60 per share. The March 2026 distribution payable to each stockholder of record at the end of March was paid on or about April 15, 2026.

On March 27, 2026, our board of directors approved a distribution amount for the month of April 2026, such that all holders of our outstanding common stock will receive a distribution equal to $0.1315 per share, equivalent to an annualized distribution of $1.60 per share. The April 2026 distribution payable to each stockholder of record at the end of April will be paid on or about May 15, 2026.

On May 1, 2026, our board of directors approved a distribution amount for the month of May 2026, such that all holders of our outstanding common stock will receive a distribution equal to $0.1359 per share, equivalent to an annualized distribution of $1.60 per share. The May 2026 distribution payable to each stockholder of record at the end of May will be paid on or about June 15, 2026.

Indebtedness

As of March 31, 2026, our net debt was approximately $1,093.1 million, which included approximately $1,033.8 million in fixed rate debt and approximately $64.8 million in variable rate debt, less approximately $4.0 million in net debt issuance costs and approximately $1.6 million in net debt discount. As of March 31, 2026, we had outstanding approximately $598.2 million USD equivalent debt denominated in Canadian Dollars. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

On February 18, 2026, we entered into a second amended and restated credit agreement with KeyBank, National Association, as administrative agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $500 million. We have the right to increase the amount available under the Credit Facility by an additional $1.1 billion, for a total potential maximum aggregate amount of $1.6 billion, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $50 million for swingline loans; each of these sublimits are part of, and not in addition to, the amounts available under the Credit Facility. Our outstanding balance under the previously existing credit facility of approximately $68.3 million remained unchanged at the closing of the Credit Facility. In connection with this amendment, certain lenders under the 2024 Credit Facility exited the arrangement. We recognized approximately $0.3 million of expense, which was included in loss on debt extinguishment in our consolidated statements of operations, and represented a proportional amount of the unamortized debt issuance costs attributable to these lenders under the previously existing credit facility. As of March 31, 2026, we had the ability to draw up to an additional approximately $352.0 million on the current capacity of the Credit Facility revolver. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information.

Additionally, we are party to a $160.0 million CAD term loan (the “RBC JV Term Loan III”) with Royal Bank of Canada (“RBC”) pursuant to which 10 of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). We and SmartCentres each serve as a recourse guarantor with respect to approximately $79.5 million CAD, or approximately $57.1 million USD, of the obligations outstanding as of March 31, 2026 under the RBC JV Term Loan III. As of March 31, 2026, there was approximately $159.0 million CAD, or approximately $114.1 million USD, outstanding on the RBC JV Term Loan III. See Note 6 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements for more information.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for our property operating expenses, general and administrative expenses, Managed Platform expenses, debt service payments, capital expenditures, property acquisitions, bridge capital investments, other strategic acquisitions and investments, investments in our Managed REITs, and distributions to our limited partners in our Operating Partnership, and our stockholders, as necessary to maintain our REIT qualification.

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

The following table presents the future principal payments required on our outstanding debt as of March 31, 2026 (in thousands):

2026	$91,991
2027	44,156
2028	451,726
2029	104,289
2030	249,170
Thereafter	157,339
Total	$1,098,671

As of March 31, 2026, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.7 million and $3.9 million during the years ending December 31, 2026 and 2027, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is foreign currency risk and, to a lesser extent, interest rate risk. We may enter into derivative financial instruments such as foreign currency forward derivatives in order to mitigate foreign currency risks. We have significant exposure related to the $700.0 million CAD, or approximately $502.4 million USD as of March 31, 2026, of Canadian Dollar denominated senior unsecured notes issued by our Operating Partnership. From an economic perspective, we believe the fair value of the net equity in our foreign subsidiaries generally acts as a partial natural hedge. However, from a U.S. GAAP perspective, we will experience foreign currency gains/losses related to changes in the Canadian Dollar related to such exposure. We have not and currently do not plan to enter into derivative or interest rate transactions for speculative purposes. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

As of March 31, 2026, our net debt was approximately $1,093.1 million, which included approximately $1,033.8 million in fixed rate debt and approximately $64.8 million in variable rate debt, less approximately $4.0 million in net debt issuance costs and approximately $1.6 million in net debt discount. As of March 31, 2026, we had outstanding approximately $598.2 million USD equivalent debt denominated in Canadian Dollars. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of December 31, 2025, our net debt was approximately $1,098.2 million, which included approximately $1,044.5 million in fixed rate debt and approximately $59.8 million in variable rate debt, less approximately $4.4 million in net debt issuance costs and approximately $1.7 million in net debt discount. As of December 31, 2025, we had outstanding approximately $608.3 million USD equivalent debt denominated in Canadian Dollars.

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

We have significant foreign exchange risk related to our Canadian dollar denominated debt issued by our Operating Partnership. Based on the balances as of March 31, 2026, an assumed 1%, 5% and 10% adverse change to foreign exchange rates on such debt would result in an immediate non-cash translation loss of approximately $5.0 million, $25.1 million and $50.2 million, respectively, recorded to other, net in our consolidated statements of operations.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of March 31, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt	$91,991	$44,156	$451,726	$104,289	$184,344	$157,339	$1,033,845
Average interest rate (1)	4.35%	4.37%	4.44%	4.18%	4.28%	N/A
Variable rate debt	$—	$—	$—	$—	$64,826	$—	$64,826
Average interest rate (1)	4.73%	4.73%	4.73%	4.73%	4.73%	N/A

(1)
The interest rates for fixed rate debt was calculated based upon the contractual rate and the interest rates on variable rate debt was calculated based on the rate in effect on March 31, 2026. Debt denominated in a foreign currency has been converted based on the foreign exchange rate in effect as of March 31, 2026.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Please refer to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”). There have been no material changes from the risk factors set forth in our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the quarter ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1

Distribution Agreement, dated March 19, 2026, by and among the Company, the Operating Partnership and Sales Agents, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2026, Commission File No. 001-42584

2.1

Agreement and Plan of Merger, dated as of February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Articles of Merger Between SmartStop Self Storage REIT, Inc. and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed on March 18, 2024, Commission File No. 000-55617

3.5

Articles of Amendment for Reverse Stock Split to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.6

Articles of Amendment for Par Value Decrease to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.7

Articles Supplementary (Common Stock Reclassification) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.8

Articles Supplementary (Subtitle 8 Opt-Out) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

3.9

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2025, Commission File No. 001-42584

3.10

Second Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

10.1

Second Amended and Restated Credit Agreement, dated February 18, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 18, 2026, Commission File No. 001-42584

10.2*	Form of Performance-Based (TSR) Restricted Stock Agreement (Executives)

10.3*	Form of Performance-Based (TSR) LTIP Unit Agreement (Executives)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three months ended March 31, 2026 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: May 8, 2026	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)