Form 10-Q
period 2026-06-30
SmartStop Self Storage REIT, Inc.
filed 2026-08-07
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there were 55,368,903 shares outstanding of the registrant’s common stock.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate facilities:
Land	$539,029	$541,330
Buildings	1,798,700	1,782,894
Site improvements	105,987	103,139
	2,443,716	2,427,363
Accumulated depreciation	(395,724)	(366,447)
	2,047,992	2,060,916
Construction in process	8,400	6,443
Real estate facilities, net	2,056,392	2,067,359
Cash and cash equivalents	38,185	54,224
Restricted cash	6,008	5,144
Investments in unconsolidated real estate ventures (Note 6)	37,458	36,694
Investments in and advances to Managed REITs	152,283	130,961
Deferred tax assets	2,944	3,182
Other assets, net	40,795	27,188
Intangible assets, net	12,757	18,358
Trademarks, net	15,700	15,700
Goodwill	69,974	69,974
Debt issuance costs, net	5,376	3,388
Total assets	$2,437,872	$2,432,172
LIABILITIES AND EQUITY
Debt, net	$1,119,645	$1,098,248
Accounts payable and accrued liabilities	44,335	38,646
Distributions payable	8,442	8,796
Deferred tax liabilities	6,434	6,559
Total liabilities	1,178,856	1,152,249
Commitments and contingencies (Note 14)
Equity:
SmartStop Self Storage REIT, Inc.:
Common Stock, $0.001 par value; 175,000,000 and 141,250,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 55,368,903 shares and 55,359,250 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	55	55
Additional paid-in capital	1,837,467	1,837,194
Distributions	(507,097)	(463,165)
Accumulated deficit	(173,585)	(194,407)
Accumulated other comprehensive (loss) income	(383)	733
Total SmartStop Self Storage REIT, Inc. equity	1,156,457	1,180,410
Noncontrolling interests in our Operating Partnership	102,559	99,513
Total noncontrolling interests	102,559	99,513
Total equity	1,259,016	1,279,923
Total liabilities and equity	$2,437,872	$2,432,172

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Self storage rental revenue	$62,880	$58,156	$124,794	$114,741
Ancillary operating revenue	2,957	2,728	5,860	5,335
Managed Platform revenue	6,747	4,036	13,359	8,149
Reimbursable costs from Managed Platform	6,692	1,896	13,573	4,039
Total revenues	79,276	66,816	157,586	132,264
Operating expenses:
Property operating expenses	21,226	22,050	43,435	42,137
Managed Platform expenses	3,711	3,250	8,050	4,484
Reimbursable costs from Managed Platform	6,692	1,896	13,573	4,039
General and administrative	9,893	11,695	19,033	19,545
Depreciation	16,505	15,374	33,080	30,468
Intangible amortization expense	3,245	1,929	6,698	3,527
Acquisition expenses	219	359	298	561
Contingent earnout adjustment	399	—	1,043	—
Total operating expenses	61,890	56,553	125,210	104,761
Gain on disposition of real estate	489	—	1,726	—
Income from operations	17,875	10,263	34,102	27,503
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	(154)	(119)	(290)	(361)
Equity in losses from investments in Managed REITs	(444)	(157)	(629)	(372)
Investment income, net	2,107	723	4,078	1,448
Other, net	6,409	(1,416)	12,477	(964)
Interest expense	(13,339)	(12,030)	(26,476)	(34,052)
Loss on debt extinguishment	—	(1,745)	(262)	(2,533)
Income tax expense	(379)	(318)	(710)	(924)
Net income (loss)	12,075	(4,799)	22,290	(10,255)
Net (income) loss attributable to noncontrolling interests	(829)	196	(1,468)	699
Less: Distributions to preferred stockholders	—	(115)	—	(3,567)
Less: Accretion - preferred equity costs	—	(3,644)	—	(3,644)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$11,246	$(8,362)	$20,822	$(16,767)
Net income (loss) per Common Stock, Class A & Class T share:
Basic	$0.20	$(0.16)	$0.37	$(0.43)
Diluted	$0.20	$(0.16)	$0.37	$(0.43)
Weighted average Common Stock, Class A & Class T shares outstanding:
Basic	55,255,522	54,419,801	55,246,492	39,303,159
Diluted	55,454,084	54,419,801	55,450,403	39,303,159

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12,075	$(4,799)	$22,290	$(10,255)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(672)	1,556	(1,194)	1,596
Foreign currency hedge contract losses	—	(607)	—	(498)
Interest rate swap and cap contract gains	—	1,761	—	1,606
Other comprehensive (loss) income	(672)	2,710	(1,194)	2,704
Comprehensive income (loss)	11,403	(2,089)	21,096	(7,551)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(785)	40	(1,390)	542
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$10,618	$(2,049)	$19,706	$(7,009)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2026	55,377,467	$55	$1,837,442	$(485,019)	$(184,831)	$245	$1,167,892	$100,784	$1,268,676
Tax withholding (net settlement redemption) related to vesting of restricted stock	(9,879)	—	(333)	—	—	—	(333)	—	(333)
Issuance of restricted stock, net of forfeitures	1,315	—	—	—	—	—	—	—	—
Distributions ($0.40 per share)	—	—	—	(22,078)	—	—	(22,078)	—	(22,078)
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	(1,957)	(1,957)
Equity-based compensation expense	—	—	358	—	—	—	358	2,947	3,305
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	11,246	—	11,246	—	11,246
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	829	829
Foreign currency translation adjustment	—	—	—	—	—	(628)	(628)	(44)	(672)
Balance as of June 30, 2026	55,368,903	$55	$1,837,467	$(507,097)	$(173,585)	$(383)	$1,156,457	$102,559	$1,259,016

See notes to consolidated financial statements.

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of March 31, 2025	—	$—	22,018,249	$22	2,044,148	$2	$895,091	$(396,382)	$(194,054)	$(1,713)	$302,966	$85,104	$388,070	$196,356	$65,496
Issuance of shares in Underwritten Public Offering	31,050,000	31	—	—	—	—	931,469	—	—	—	931,500	—	931,500	—	—
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(57,492)	—	—	—	(57,492)	—	(57,492)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	65,496	—	—	—	65,496	—	65,496	—	(65,496)
Issuance of restricted stock, net of forfeitures	—	—	332,162	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($0.40 per share)	—	—	—	—	—	—	—	(22,175)	—	—	(22,175)	—	(22,175)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,682)	(1,682)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(184)	(184)	—	—
Repurchase of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	(1,530)	—	—	—	(1,530)	(320)	(1,850)	—	—
Redemption of Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(196,356)	—
Equity-based compensation expense	—	—	—	—	—	—	3,628	—	—	—	3,628	3,113	6,741	—	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(8,362)	—	(8,362)	—	(8,362)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(320)	(320)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	123	123	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,466	1,466	90	1,556	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	—	—	(572)	(572)	(35)	(607)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	—	—	1,659	1,659	102	1,761	—	—
Balance as of June 30, 2025	31,050,000	$31	22,350,411	$22	2,044,148	$2	$1,836,662	$(418,557)	$(202,416)	$840	$1,216,584	$85,991	$1,302,575	$—	$—

See notes to consolidated financial statements.

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	55,359,250	$55	$1,837,194	$(463,165)	$(194,407)	$733	$1,180,410	$99,513	$1,279,923
Tax withholding (net settlement redemption) related to vesting of restricted stock	(11,951)	—	(399)	—	—	—	(399)	—	(399)
Issuance of restricted stock, net of forfeitures	21,604	—	—	—	—	—	—	—	—
Distributions ($0.80 per share)	—	—	—	(43,932)	—	—	(43,932)	—	(43,932)
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	(3,757)	(3,757)
Equity-based compensation expense	—	—	672	—	—	—	672	5,413	6,085
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	20,822	—	20,822	—	20,822
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	1,468	1,468
Foreign currency translation adjustment	—	—	—	—	—	(1,116)	(1,116)	(78)	(1,194)
Balance as of June 30, 2026	55,368,903	$55	$1,837,467	$(507,097)	$(173,585)	$(383)	$1,156,457	$102,559	$1,259,016

See notes to consolidated financial statements.

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
Balance as of December 31, 2024	—	$—	21,970,817	$89	2,038,466	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042
Issuance of shares in Underwritten Public Offering	31,050,000	31	—	—	—	—	931,469	—	—	—	931,500	—	931,500	—	—
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(57,492)	—	—	—	(57,492)	—	(57,492)	—	—
Tax withholding (net settlement redemption) related to vesting of restricted stock	—	—	(3,362)	—	—	—	(192)	—	—	—	(192)	—	(192)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	62,042	—	—	—	62,042	—	62,042	—	(62,042)
Par value adjustment due to Reverse Stock Split	—	—	—	(67)	—	(6)	72	—	—	—	(1)	—	(1)	—	—
Issuance of restricted stock, net of forfeitures	—	—	332,046	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($1.00 per share)	—	—	—	—	—	—	—	(36,397)	—	—	(36,397)	—	(36,397)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,893)	(3,893)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(365)	(365)	—	—
Issuance of shares for distribution reinvestment plan	—	—	50,910	—	5,682	—	3,452	—	—	—	3,452	—	3,452	—	—
Equity-based compensation expense	—	—	—	—	—	—	3,723	—	—	—	3,723	4,261	7,984	—	—
Repurchase of noncontrolling interest in SST VI Advisor	—	—	—	—	—	—	(1,530)	—	—	—	(1,530)	(320)	(1,850)	—	—
Redemption of Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(196,356)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(16,767)	—	(16,767)	—	(16,767)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,003)	(1,003)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	305	305	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,501	1,501	95	1,596	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	—	—	(476)	(476)	(22)	(498)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	—	—	1,523	1,523	83	1,606	—	—
Balance as of June 30, 2025	31,050,000	$31	22,350,411	$22	2,044,148	$2	$1,836,662	$(418,557)	$(202,416)	$840	$1,216,584	$85,991	$1,302,575	$—	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$22,290	$(10,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,778	33,995
Change in deferred tax assets and liabilities	268	440
Accretion of fair market value adjustment of secured debt	349	366
Amortization of debt issuance costs	1,824	1,989
Equity-based compensation expense	6,038	7,984
Non-cash adjustment - equity method investments in unconsolidated real estate ventures	290	361
Non-cash adjustment - equity method investments in Managed REITs	629	372
Accretion of financing fee revenues	(550)	(129)
Contingent earnout adjustment	1,043	—
Unrealized foreign currency and derivative (gains) losses	(12,089)	(979)
Loss on debt extinguishment	262	2,533
Non-cash adjustments	886	507
Gain on disposition of real estate	(1,726)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(1,083)	2,176
Accounts payable and accrued liabilities	4,196	(5,277)
Managed REITs receivables and other	(18,494)	(15,175)
Due to affiliates	—	(353)
Net cash provided by operating activities	43,911	18,555
Cash flows from investing activities:
Purchase of real estate	(29,693)	(203,197)
Net proceeds from the disposition of real estate	6,951	—
Additions to real estate and construction in process	(7,525)	(4,159)
Deposits on acquisitions	—	(884)
Insurance proceeds on insured property damage	3,068	3,618
Capital distributions from unconsolidated real estate ventures	834	1,042
Capital distributions from Managed REITs	307	307
Investments in unconsolidated real estate ventures	(2,867)	(1,552)
Funding of loans - SSGT III and SSGT III sponsored DSTs	(15,552)	(41,000)
Repayment of loans - SSGT III and SSGT III sponsored DSTs	16,033	9,919
Funding of loans- SST VI	(3,500)	—
Purchase of SST VI Subordinated Class C Units	—	(572)
Settlement of foreign currency hedges	—	1,065
Purchase of other investments	(16,338)	(39)
Net cash used in investing activities	(48,282)	(235,452)
Cash flows from financing activities:
Scheduled principal payments on non-credit facility debt	(1,949)	(1,556)
Proceeds from issuance of former credit facility debt	8,500	116,000
Repayment of former credit facility debt	(68,326)	(676,556)
Proceeds from issuance of current credit facility debt	137,923	—
Repayments of current credit facility debt	(34,000)	—
Gross proceeds - Underwritten Public Offering	—	931,500
Offering costs	—	(56,820)
Gross proceeds from issuance of 2028 Canadian Notes	—	368,010
Gross proceeds - issuance of non-credit facility debt	—	74,800
Repayment - non-credit facility debt	(181)	(278,880)
Debt issuance costs	(3,352)	(1,945)
Payment of payroll withholding tax on stock vesting	(399)	(192)
Distributions paid - common stockholders	(44,156)	(30,422)
Distributions paid - noncontrolling interests in our OP	(3,887)	(3,912)
Distributions paid - preferred stockholders	—	(6,967)
Distributions paid - other noncontrolling interests	—	(365)
Redemption of Series A Convertible Preferred Stock	—	(200,000)
Repurchase of noncontrolling interest in SST VI Advisor	—	(1,850)
Debt defeasance costs	—	(754)
Net cash (used in) provided by financing activities	(9,827)	230,091
Impact of foreign exchange rate changes on cash and restricted cash	(977)	640
Change in cash, cash equivalents, and restricted cash	(15,175)	13,834
Cash, cash equivalents, and restricted cash beginning of period	59,368	29,301
Cash, cash equivalents, and restricted cash end of period	$44,193	$43,135

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$24,428	$33,902
Cash paid for income taxes	$717	$294
Supplemental disclosure of noncash activities:
Acquisition of real estate through assumption of debt	$—	$25,106
Issuance of shares pursuant to distribution reinvestment plan	$—	$3,452
Distributions payable	$8,442	$8,360
Real estate and construction in process included in accounts payable and accrued liabilities	$1,596	$810
Deposit applied to the purchase of real estate	$217	$2,739
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$180	$1,098

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

We acquire, own and operate self storage facilities. In addition, through our subsidiaries, we serve as the sponsor and property manager of various affiliated real estate programs and serve as the property manager for various third-party owners.

As of June 30, 2026, our wholly-owned portfolio consisted of 180 operating self storage properties diversified across 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, Nevada, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin), the District of Columbia, and Canada, comprising approximately 124,000 units and 14.1 million net rentable square feet.

Additionally, as of June 30, 2026, we owned a 50% equity interest in 14 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and four properties which were being developed into self storage properties.

Through our Managed Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT, (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). We manage the properties owned by the Managed REITs and the properties owned by the Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs. As of June 30, 2026, we managed 52 of such operating self storage properties, consisting of approximately 43,000 units and 4.6 million rentable square feet.

On October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition for additional information. As of June 30, 2026, we managed approximately 220 of such operating self storage properties, consisting of approximately 100,000 units and 15.7 million rentable square feet (the “Third Party Platform”).

The Third Party Platform, the Managed REITs and the properties owned by the DSTs sponsored by one of the Managed REITs are collectively referred to as the “Managed Platform.” In total, as of June 30, 2026, we managed approximately 270 operating self storage properties, which we did not own, consisting of approximately 143,000 units and 20.3 million rentable square feet through our Managed Platform.

SmartStop OP, L.P. (our “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As of June 30, 2026, we owned approximately 93.4% of the common units of limited partnership interests of our Operating Partnership (“OP Units”). The remaining approximately 6.6% of the OP Units are owned by current and former employees or executives, current and former board members, the previous owners of Argus, or indirectly by Strategic Asset Management I, LLC, our former sponsor (“SAM”), its affiliates, and select other unaffiliated third parties. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership.

On March 20, 2025, we effected a one-for-four reverse common stock split (the “Reverse Stock Split”) of each then issued and outstanding share of Class A common stock (“Class A Common Stock”), $0.001 par value per share, and Class T Common Stock (“Class T Common Stock”), $0.001 par value per share. Concurrently with the Reverse Stock Split, we also effected a corresponding one-for-four reverse unit split (together with the Reverse Stock Split, the “Reverse Equity Splits”) of units of our Operating Partnership. As a result of the Reverse Equity Splits, every four shares of our common stock and every four Operating Partnership units that were issued and outstanding as of the date of the Reverse Equity Splits were automatically changed into one issued and outstanding share of common stock or one issued and outstanding Operating Partnership unit, as applicable, rounded to the nearest 1/1000th share or Operating Partnership unit. The Reverse Equity Splits impacted all classes of common stock and common operating partnership units proportionately and resulted in no impact on any stockholder’s or limited partner’s percentage ownership of all issued and outstanding common stock or common Operating Partnership units. In connection with the Reverse Equity Splits, the number of shares of common stock and Operating Partnership units underlying the outstanding share-based awards were also proportionally reduced.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

On June 12, 2025, we filed Articles of Amendment to our charter to decrease our total number of authorized shares of stock from 900,000,000 to 225,000,000. As a result of such decrease, our authorized shares of stock consisted of: (i) 175,000,000 shares of common stock, $0.001 par value per share, of which 31,250,000 shares were designated as Class A Common Stock, 2,500,000 shares were designated as Class T Common Stock, and 141,250,000 were common stock without designation as to class or series; and (ii) 50,000,000 shares of preferred stock, $0.001 par value per share.

On April 1, 2025, we executed our underwriting agreement, and on April 3, 2025, we closed our registered underwritten public offering (the “Underwritten Public Offering”) of 27,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”), at an initial price of $30.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on Form S-11 (File No. 333-264449) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”). The underwriters also exercised an overallotment option to purchase 4,050,000 additional shares of Common Stock on April 3, 2025. Certain of our directors, officers, and employees, and friends and family members of certain of our directors, officers, and employees were able to and did purchase shares through us or our underwriters at the public offering price of $30.00 per share. Under this program, officers and directors purchased 31,500 shares. All of these shares purchased in the Underwritten Public Offering are listed on the NYSE under the ticker symbol “SMA.” The gross and net proceeds received on April 3, 2025 were approximately $931.5 million and $875.6 million, respectively.

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

As of December 31, 2025, we had 31,250,000 authorized but unissued shares of our Class A Common Stock, $0.001 par value per share, 2,500,000 authorized but unissued shares of our Class T Common Stock, $0.001 par value per share, and 50,000,000 authorized but unissued shares of preferred stock, $0.001 par value per share. On June 25, 2026, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, which reclassified all 31,250,000 authorized but unissued shares of our Class A Common Stock and all 2,500,000 authorized but unissued shares of our Class T Common Stock as authorized but unissued shares of Common Stock without designation as to class or series. Following the reclassification, the total number of shares of stock which we have authority to issue is 225,000,000, consisting of 175,000,000 undesignated shares of Common Stock and 50,000,000 shares of preferred stock, $0.001 par value per share. The reclassification did not affect our total number of authorized shares of stock.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

The sales, if any, of the Shares under the ATM Agreement, made to or through the Agents, as our Sales Agents or as Forward Sellers on behalf of the Forward Purchasers, will be made in negotiated transactions, including block trades, or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, by means of ordinary brokers’ transactions at market prices prevailing at the time of sale, including sales made directly on the New York Stock Exchange, sales made to or through a market maker and sales made through other securities exchanges or electronic communications networks.

In the ATM Agreement, we made certain customary representations, warranties and covenants concerning us, our Operating Partnership and the Shelf Registration Statement (as defined below) and also agreed to indemnify the Agents and the Forward Purchasers against certain liabilities, including liabilities under the Securities Act.

The Shares sold in the offering will be issued pursuant to our automatic shelf registration statement on Form S-3 (File No. 333-292583) filed with the SEC on January 5, 2026 (the “Shelf Registration Statement”). On March 19, 2026, we filed with the SEC a prospectus supplement to the prospectus included in the Shelf Registration Statement relating to the offering contemplated by the ATM Agreement. As of June 30, 2026, we had not sold any Shares under the ATM Agreement.

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

June 30, 2026

(Unaudited)

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. An entity is required to consolidate a VIE if it is the primary beneficiary of the VIE.

Our Operating Partnership is deemed to be a VIE and is consolidated by us as we are currently the primary beneficiary. Our sole significant asset is our investment in our Operating Partnership; as a result, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership and its wholly-owned subsidiaries. Additionally, we are the primary beneficiary of our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III and SST X. As a result, the Tenant Protection Program joint ventures are consolidated.

Our investments in real estate joint ventures where we have significant influence but not control, and joint ventures which are VIEs for which we are not the primary beneficiary, are recorded under the equity method of accounting.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and impairments, as applicable. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments and recorded in our consolidated statements of operations.

Investments

Other than our investments in the Managed REITs, we have two preferred equity investments in third parties. Both such investments require certain related properties to be managed by us while such investments are outstanding. Income from these investments is recorded in investment income, net in our consolidated statements of operations. These investments are included in other assets in our consolidated balance sheets.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

On October 31, 2025, we, through SmartStop TRS, Inc., our taxable REIT subsidiary, invested approximately $4.8 million in an unaffiliated entity to facilitate its purchase of five self storage properties and one retail property in the state of New York (the “New York Preferred Investment”). The New York Preferred Investment was structured as preferred equity, carrying a 10.0% total preferred return (increasing to 12.0% after three years) with a current required paid preferred return equal to 6.0% and, at the issuer’s option, either current paid or an accrued preferred return for the remainder. We hold certain rights and protections. On November 24, 2025, we received $1.0 million in connection with a partial redemption.

On June 26, 2026, we made a preferred equity investment in an unaffiliated entity that owns a self storage property located in Goleta, California (the “Goleta Preferred Investment”). The Goleta Preferred Investment was structured as preferred equity, carrying a 10.0% preferred return, which, after three years, increases 1.0% per year and is capped at 12.0%. Our total commitment under the Goleta Preferred Investment is equal to $22.0 million, with $16.3 million issued and funded with cash at the closing and $5.7 million held back by us as a mandatory payment reserve, which shall be considered issued as drawn when used to pay the current coupon due. The preferred equity is redeemable at the issuer’s option after two years, and is callable by us after three years, co-terminus with the senior mortgage loan on the property underlying the Goleta Preferred Investment. If the extension on the senior mortgage loan is exercised, our call option is deferred until the new maturity date of the senior mortgage loan.

Investment Income, Net

We record the interest and related financing fees on our debt investments as well as the income on our preferred investments on the accrual basis and such income is included in investment income, net in our consolidated statements of operations. Investment income, net was approximately $2.1 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $4.1 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively, and was composed primarily of interest and related financing fees on our debt investments.

Investments in and Advances to Managed REITs

As of June 30, 2026 and December 31, 2025, we owned equity and debt investments in the Managed REITs; such amounts are included in investments in and advances to Managed REITs in our consolidated balance sheets. We account for the common and in substance common equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

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

Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. We also consolidate our interests in the SST VI, SSGT III, and SST X Tenant Protection Programs, and present the minority interests as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. During the six months ended June 30, 2026 and 2025, we recorded approximately $1.2 million and $9.4 million, respectively, in intangible assets to recognize the value of in-place leases related to our asset acquisitions. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2026 and 2025, our property acquisitions did not meet the definition of a business. To date, our property acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition costs are capitalized rather than expensed.

During the three months ended June 30, 2026 and 2025, we expensed approximately $0.2 million and $0.4 million, respectively, of acquisition costs that did not meet our capitalization policy during the respective periods. During the six months ended June 30, 2026 and 2025, we expensed approximately $0.3 million and $0.6 million, respectively, of acquisition costs that did not meet our capitalization policy during the respective periods.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2026 and 2025, no real property asset impairment losses were recognized.

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

One of our wholly-owned properties suffered fire damage in March 2024. In March 2026, the related insurance claim was fully settled and we recorded a gain of approximately $1.2 million during the six months ended June 30, 2026, which was recorded in the line item gain on disposition of real estate in our consolidated statements of operations, related to the amount of insurance recovery originally recorded in the year ended December 31, 2024.

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 12 – Related Party Transactions), which occurred in 2019. Additionally, we recorded goodwill in connection with our Third Party Platform Acquisition (see Note 4 – Third Party Platform Acquisition for additional information). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual assessments, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges to goodwill were recognized for the six months ended June 30, 2026 and 2025.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

As of June 30, 2026 and December 31, 2025, $15.7 million and $15.7 million, respectively, was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark.

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

In accordance with ASC 842 – Lease Accounting, we review the collectability of lease payments on an ongoing basis. We consider collectability indicators when analyzing accounts receivable and historical bad debt levels, including current economic trends, all of which assist in evaluating the probability of outstanding and future rental income collections.

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

June 30, 2026

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

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of our Operating Partnership, entered into a sponsor funding agreement (the “Sponsor Funding Agreement”), with SST VI and Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”) in connection with certain changes to the public offering of SST VI pursuant to which SmartStop received approximately 1.1 million Series C Convertible Subordinated Units (“Series C Units”) in SST VI OP. See Note 12 – Related Party Transactions for additional information.

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

Balance as of December 31, 2024	$3,859
Amounts incurred	384
Recorded sponsor funding reduction	(1,052)
Balance as of December 31, 2025	$3,191
Recorded sponsor funding reduction	(536)
Balance as of June 30, 2026	$2,655

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2026 and December 31, 2025, approximately $0.6 million and $0.7 million, respectively, was recorded to allowance for doubtful accounts, and is included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative expenses in our consolidated statements of operations, depending on the nature of the expense.

For the three months ended June 30, 2026 and 2025, approximately $1.7 million and $1.4 million, respectively, of advertising costs were included in property operating expenses. For the three months ended June 30, 2026 and 2025, approximately $0.4 million and $0.6 million, respectively, of advertising costs were included in general and administrative expenses.

For the six months ended June 30, 2026 and 2025, approximately $3.2 million and $2.8 million, respectively, of advertising costs were included in property operating expenses. For the six months ended June 30, 2026 and 2025, approximately $0.9 million and $1.1 million, respectively, of advertising costs were included in general and administrative expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangible assets, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of June 30, 2026 and December 31, 2025, the gross amount of the intangible assets was approximately $100.9 million and $100.1 million, respectively, and accumulated amortization was approximately $95.2 million and $89.4 million, respectively. Such amounts exclude the intangible assets acquired in connection with the Third Party Platform Acquisition, as described below.

The total estimated future amortization expense for our real estate related intangible assets for the years ending December 31, 2026, 2027, 2028, 2029, and thereafter is approximately $3.6 million, $1.4 million, $0.1 million, $0.1 million, and $0.5 million, respectively. The weighted-average amortization period on our remaining real estate related intangible assets with a net book value of approximately $5.7 million was approximately 2.0 years as of June 30, 2026.

In connection with the acquisition of the Third Party Platform, we allocated a portion of the consideration to an intangible asset related to the property management contracts and the related customer relationships. We are amortizing such intangible asset on a straight-line basis over the estimated benefit period of the property management contracts and related customer relationships. As of June 30, 2026 and December 31, 2025, the gross amount of such intangible asset was approximately $8.0 million and $8.0 million, respectively, and the accumulated amortization was approximately $0.9 million and $0.3 million, respectively.

The total estimated future amortization expense for our intangible asset acquired in the Third Party Platform Acquisition for the years ending December 31, 2026, 2027, 2028, 2029, and thereafter is approximately $0.7 million, $1.2 million, $1.2 million, $1.2 million and $2.8 million, respectively. The amortization period on our remaining intangible asset associated with the Third Party Platform Acquisition with a net book value of approximately $7.1 million was approximately 5.8 years as of June 30, 2026.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

As of June 30, 2026 and December 31, 2025, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $5.9 million and $8.3 million, respectively, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.5 million and $4.9 million, respectively.

As of June 30, 2026 and December 31, 2025, the gross amount of debt issuance costs related to our non-revolving debt totaled approximately $7.6 million and $7.7 million, respectively, and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $4.0 million and $3.3 million, respectively.

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

Changes in our net investments not classified as long term are recorded in other, net in our consolidated statements of operations, along with transactions denominated in a currency other than the functional currency of such entity (excluding our foreign currency hedges, as applicable), and represented a gain of approximately $6.7 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and a gain of approximately $12.1 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively.

The primary driver of the net amounts above is the foreign currency gain or loss associated with our Canadian Dollar denominated senior unsecured notes issued by our Operating Partnership. As of June 30, 2026, our Operating Partnership had issued $700.0 million CAD, or approximately $492.3 million USD, of Canadian Dollar denominated senior unsecured notes, which resulted in a gain recognized during the three and six months ended June 30, 2026 of approximately $10.1 million and $18.3 million, respectively, which was included in other, net in our consolidated statements of operations. As of June 30, 2025, our Operating Partnership had issued $500.0 million CAD, or approximately $366.2 million USD, of Canadian Dollar denominated senior unsecured notes, which resulted in a gain recognized during the three and six months ended June 30, 2025 of $2.1 million and $2.1 million, respectively, which was included in other, net in our consolidated statements of operations.

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

June 30, 2026

(Unaudited)

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

June 30, 2026

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

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2026 and December 31, 2025, we believe the fair value of our variable rate debt was reasonably estimated at its notional amount as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of the periods presented (in thousands):

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Debt	$1,009,700	$1,019,297	$1,035,900	$1,042,796

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

During the six months ended June 30, 2025, we held interest rate cash flow hedges and foreign currency net investment and cash flow hedges to hedge our interest rate and foreign currency exposure (see Note 7 – Debt and Note 9 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

As of June 30, 2026 and December 31, 2025, we held no derivative instruments.

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

June 30, 2026

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC 740 – Simplifying the Accounting for Income Taxes, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the six months ended June 30, 2026, approximately 20.1%, 19.8%, 9.4%, and 8.7% of our rental income was concentrated in California, Florida, Texas, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of two reportable segments: (i) self storage operations and (ii) the Managed Platform business. See Note 11 – Segment Disclosures for additional detail.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

Diluted earnings per share is computed by including the dilutive effect (calculated using the two-class, treasury stock or if-converted method), as applicable, of the conversion of all potential common stock equivalents (which potentially includes unvested restricted stock, Series A Convertible Preferred Stock, OP Units, unvested LTIP Units and Contingent Earnout Units (as defined in Note 4 – Third Party Platform Acquisition)) and accordingly, as applicable, adjusting net income to add back any changes in earnings that reduce earnings per common share in the period associated with the potential common stock equivalents.

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12,075	$(4,799)	$22,290	$(10,255)
Net (income) loss attributable to noncontrolling interests	(829)	196	(1,468)	699
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	11,246	(4,603)	20,822	(9,556)
Less: Distributions to preferred stockholders	—	(115)	—	(3,567)
Less: Accretion - preferred equity costs	—	(3,644)	—	(3,644)
Less: Distributions to participating securities	(177)	(170)	(385)	(287)
Net income (loss) attributable to common stockholders for basic computations:	11,069	(8,532)	$20,437	$(17,054)
Net income (loss) attributable to common stockholders for diluted computations:	$11,069	$(8,532)	$20,437	$(17,054)

Weighted average Common Stock, Class A & Class T shares outstanding - basic	55,255,522	54,419,801	55,246,492	39,303,159
Unvested LTIP Units	179,704	—	176,069	—
Unvested restricted stock awards	18,858	—	27,842	—
Weighted average Common Stock, Class A & Class T shares outstanding - diluted	55,454,084	54,419,801	55,450,403	39,303,159
Net income (loss) per Common Stock, Class A & Class T share:
Basic	$0.20	$(0.16)	$0.37	$(0.43)
Diluted	$0.20	$(0.16)	$0.37	$(0.43)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following table presents the weighted average Series A Convertible Preferred Stock, OP Units, unvested LTIP Units, unvested restricted stock awards and Contingent Earnout Units, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the two-class, treasury stock or if-converted method, as applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Equivalent Shares (if converted)		Equivalent Shares (if converted)
OP Units	3,927,937	3,391,542	3,871,242	3,383,481
Unvested LTIP Units	—	106,680	—	87,514
Unvested restricted stock awards	—	151,250	—	78,474
Contingent Earnout Units	56,373	—	59,840	—
Series A Convertible Preferred Stock	—	154,630	—	2,410,001
	3,984,310	3,804,102	3,931,082	5,959,470

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2026 (in thousands):

Real estate facilities, cost
Balance at December 31, 2025	$2,427,363
Improvements and additions	6,244
Acquisitions	28,509
Disposition	(7,963)
Impact of foreign exchange rate changes and other	(10,437)
Balance at June 30, 2026	$2,443,716
Accumulated depreciation
Balance at December 31, 2025	$(366,447)
Depreciation expense	(32,430)
Disposition	1,501
Impact of foreign exchange rate changes and other	1,652
Balance at June 30, 2026	$(395,724)

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Self Storage Facility Acquisitions

The following table summarizes the purchase price allocations for the real estate related assets acquired during the six months ended June 30, 2026 (in thousands):

	Acquisition	Occupancy Upon	Real Estate			2026
Acquisition	Date	Acquisition (1)	Assets	Intangibles	Total (2)	Revenue (3)
Boiling Springs (4)	6/16/2026	93%	$7,362	$307	$7,669	$32
John B. White (4)	6/16/2026	96%	13,270	533	13,803	54
Main St. (4)	6/16/2026	96%	7,877	344	8,221	37
			$28,509	$1,184	$29,693	$123

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
(4)
These three self storage facilities are located in the greater area of Spartanburg, South Carolina (collectively the “Spartanburg Three Properties”) and were purchased from our affiliate, SSGT III. This transaction was approved by the nominating and corporate governance committees of both our board of directors and SSGT III’s board of directors. In connection with the sale of the Spartanburg Three Properties to us, SSGT III repaid the BD IV DST Mortgage Loans (as defined and disclosed in Note 12 – Related Party Transactions) in full, including the accrued interest.

Potential Acquisition

As of August 7, 2026, we, through a wholly-owned subsidiary, were party to one purchase and sale agreement with an unaffiliated third party for the acquisition of a development site located in Canada. The purchase price for this parcel of land is approximately $4.6 million, plus closing costs.

We may assign this purchase and sale agreement to one of our Managed REITs or contribute such property to a joint venture.

Eminent Domain Proceedings

In May 2025, we learned that two of our self storage properties in Asheville, North Carolina, the Asheville III and Asheville IV properties, will be impacted by the current plan for an extensive highway expansion project.

On April 27, 2026, the North Carolina Department of Transportation (the “NC DOT”) took the majority of our Asheville III property and paid us approximately $7.0 million, based on their estimated valuation. In connection with this taking of a portion of our property, we recognized a gain on disposition for the portion of the property that was taken of approximately $0.5 million. Immediately after this taking, we had approximately $1.7 million of net book value remaining of real estate and related assets attributable to this self storage facility representing approximately 13,000 rentable square feet and 125 units. This taking of land under eminent domain was not material to our results of operations and we evaluated this property for impairment, concluding that, as of June 30, 2026, there was no impairment.

Subsequent to June 30, 2026, on July 27, 2026, the NC DOT took approximately 20% of the Asheville IV property. We expect to receive approximately $1.7 million in relation to such taking. This taking of land under eminent domain is not material to our results of operations and we evaluated this property for impairment, concluding that, as of June 30, 2026 there was no impairment.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 4. Third Party Platform Acquisition

Overview

On October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”), our Operating Partnership acquired Argus, a third-party property management company that managed more than 220 operating properties across 27 states consisting of more than approximately 100,000 units and approximately 16.6 million rentable square feet as of October 1, 2025. Immediately after the acquisition closed, Argus was contributed in a non-taxable transaction to our TRS subsidiary, which is 100% owned by our Operating Partnership, where such non-real estate activities are conducted. The total consideration was approximately $23.4 million, composed primarily of (i) $8.7 million in cash, funded in part by a $5.0 million deposit made and outstanding as of September 30, 2025, and the issuance of 328,343 OP Units valued at approximately $11.9 million and (ii) a contingent earnout payment initially valued at approximately $2.8 million. The potential earnout payment of up to an additional $11.0 million is based on Third Party Platform revenues generated during fiscal year 2028, with 75% payable in cash and 25% being payable in OP Units (the “Contingent Earnout Units”), the number of which OP Units to be issued will be determined in accordance with the terms of the Contribution Agreement based on the volume weighted average trading price of our common stock immediately prior to the time such units are to be issued.

Through the Contribution Agreement we assumed various amounts of current assets and liabilities, which were subject to working capital adjustments to the consideration otherwise provided and described above. The principal assets acquired were property management contracts and the related customer relationships, covering the management of approximately 220 properties, approximately 400 employees, an operating lease for the corporate headquarters in Tucson, Arizona, rights to other intellectual property and personal property. The Contribution Agreement contained customary representations, warranties, covenants, agreements, and indemnification obligations with respect to the sellers of Argus and us.

Fair Value of Consideration Transferred

We accounted for the Contribution Agreement discussed above as a business combination under the acquisition method of accounting.

The estimated fair value of the consideration transferred on the date of the acquisition totaled approximately $23.4 million and consisted of the following (in thousands):

Estimated Fair Value of Consideration Transferred:
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
(2)
The maximum amount that may be paid is $8.25 million of earnout consideration to be paid in cash and the remainder of approximately $2.75 million to be paid in the form of OP Units, based on revenues generated in 2028. The terms of the earnout require a certain minimum amount of 2028 revenues to be earned and thereafter the earnout is earned pro-rata up to a certain maximum 2028 revenue, such that the maximum potential earnout is $11.0 million. The amount of this liability as of June 30, 2026 and December 31, 2025 was approximately $4.1 million and $3.0 million, respectively, and was included in accounts payable and accrued liabilities in our consolidated balance sheets.

The estimated fair value of the OP Units issued was determined using the Company’s closing stock price on the date of the transaction and further adjusted for an illiquidity discount of 6%, given certain illiquid features of our OP Units, based on their terms, in comparison to our common stock.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

Identifiable Assets Acquired at Fair Value:
Cash and cash equivalents	$443
Equipment, furniture and fixtures	122
Accounts receivable and advances	1,004
Other assets	91
Indemnification assets (1)	1,078
Intangible asset - customer contracts and related relationships	8,000
Total identifiable assets acquired	$10,738

Identifiable Liabilities Assumed at Fair Value:
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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 5. Pro Forma Financial Information

We acquired our Third Party Platform effective October 1, 2025, which was accounted for as a business combination. The following pro forma information for the three and six months ended June 30, 2026 and 2025 has been prepared to give effect to the acquisition as if the acquisition occurred on January 1, 2024. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting. This pro forma information does not purport to represent what our actual consolidated revenues would have been had the acquisitions occurred on this date, nor does it purport to predict the revenues for future periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pro forma total revenues	$79,276	$73,343	$157,586	$145,389

Note 6. Investments in Unconsolidated Real Estate Ventures

Nantucket Joint Venture

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the “Nantucket Joint Venture”). On such date we agreed to purchase an indirect minority ownership in the property. This property became operational in late December 2025 and we serve as the property manager of this self storage property. This investment is accounted for pursuant to the equity method of accounting as we have the ability to exercise influence, but not control.

As of June 30, 2026 and December 31, 2025, the carrying value of this investment was approximately $6.4 million and $7.0 million, respectively, which represented an indirect investment of approximately 42% minority ownership of the property.

For the three months ended June 30, 2026 and 2025, we recorded a net aggregate loss of approximately $0.4 million and none, respectively, from our equity in earnings/losses related to our unconsolidated Nantucket Joint Venture. For the six months ended June 30, 2026 and 2025, we recorded a net aggregate loss of approximately $0.6 million and none, respectively, from our equity in earnings/losses related to our unconsolidated Nantucket Joint Venture.

SmartCentres Joint Ventures

We are party to joint venture agreements with a subsidiary of SmartCentres Real Estate Investment Trust (“SmartCentres”), an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own 14 joint venture properties (the “Canadian JV Properties”), 10 of which were operational and four of which were being developed into self storage properties as of June 30, 2026.

For the three months ended June 30, 2026 and 2025, we recorded net aggregate income of approximately $0.2 million and a net aggregate loss of approximately $0.1 million, respectively, from our equity in earnings/losses related to our unconsolidated Canadian JV Properties. For the six months ended June 30, 2026 and 2025, we recorded net aggregate income of approximately $0.3 million and a net aggregate loss of approximately $0.4 million, respectively, from our equity in earnings/losses related to our unconsolidated Canadian JV Properties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following table summarizes our 50% ownership interests in the Canadian JV Properties (in thousands):

	Date Real Estate	Carrying Value of Investment as of
	Venture Became	June 30,	December 31,
Canadian JV Property	Operational	2026	2025
Dupont (1)	October 2019	$447	$583
East York (1)	June 2020	5,212	5,209
Brampton (1)	November 2020	1,520	1,597
Vaughan (1)	January 2021	1,983	2,064
Oshawa (1)	August 2021	263	285
Scarborough (1)	November 2021	2,160	2,099
Aurora (1)	December 2022	186	256
Kingspoint (1)	March 2023	2,267	2,448
Whitby (1)	January 2024	3,556	3,830
Markham (1)	May 2024	2,557	3,155
Regent (2)	Under Development	5,611	3,839
Allard (2)	Under Development	1,354	1,270
Finch (2)	Under Development	3,176	3,033
127 Ave. (3)	Under Development	753	—
		$31,045	$29,668

(1)
As of June 30, 2026 and December 31, 2025, these operating properties were encumbered by first mortgages pursuant to the RBC JV Term Loan III (defined below).
(2)
The property is currently under development to become a self storage facility.
(3)
On January 6, 2026, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and the property is currently under development to become a self storage facility.

As of June 30, 2026, we had ownership interests in the Canadian JV Properties and the Nantucket Joint Venture (collectively, the “JV Properties”).

RBC JV Term Loan III

On October 31, 2025, 10 of our joint ventures with SmartCentres closed on a $160.0 million CAD term loan (the “RBC JV Term Loan III”) with RBC pursuant to which 10 of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers III”). The RBC JV Term Loan III is secured by first mortgages on the 10 operating Canadian JV Properties, most of which were previously encumbered by either the RBC JV Term Loan, the RBC JV Term Loan II or the SmartCentres Financings (all defined below). The RBC JV Term Loan III matures on November 1, 2030, which may be extended by one additional year, subject to certain terms. Interest on the RBC JV Term Loan III is fixed at an annual rate of 3.87%, and monthly payments include interest and principal, amortized on a 30-year basis until maturity. Proceeds from the RBC JV Term Loan III were used by the Joint Ventures to fully pay off the outstanding principal and accrued interest on the RBC JV Term Loan, the RBC JV Term Loan II, and the SmartCentres Financing. We and SmartCentres each serve as a recourse guarantor with respect to approximately $79.2 million CAD, or approximately $55.7 million USD, of the obligations outstanding as of June 30, 2026 under the RBC JV Term Loan III. The RBC JV Term Loan III contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

As of June 30, 2026 and December 31, 2025, there was approximately $158.3 million CAD and $159.8 million CAD, respectively, or approximately $111.3 million USD and $116.5 million USD, respectively, outstanding on the RBC JV Term Loan III.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

As discussed above, the RBC JV Term Loan II was refinanced on October 31, 2025. As such, as of June 30, 2026 and December 31, 2025, there was no balance outstanding on the RBC JV Term Loan II.

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

As discussed above, the RBC JV Term Loan was refinanced on October 31, 2025. As such, as of June 30, 2026 and December 31, 2025, there was no balance outstanding on the RBC JV Term Loan.

SmartCentres Financings

Through a series of prior transactions, we, through joint venture partnerships with SmartCentres, became party to two master mortgage commitment agreements (the “SmartCentres Financings”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”). The SmartCentres Lender is an affiliate of SmartCentres.

As a result of the RBC JV Term Loan and RBC JV Term Loan II refinancings, and the RBC JV Term Loan III financing transaction during the year ended December 31, 2025 discussed above, only one borrower remained on the SmartCentres Financings, the Markham property. Interest on the SmartCentres Financings was incurred at a variable annual rate equal to the aggregate of: (i) the CORRA (as defined in Note 7 – Debt) rate, (ii) an adjustment of approximately 0.295%, (iii) a margin of 1.45%, and (iv) a spread of 1.25%.

On October 31, 2025, the SmartCentres Financings (the then outstanding balance on the Markham property of approximately $18.9 million CAD) were fully paid down. As such, as of June 30, 2026 and December 31, 2025, there was no balance outstanding on the SmartCentres Financings.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 7. Debt

Our debt is summarized as follows (dollars in thousands):

	June 30,	December 31,	Interest	Maturity
Loan	2026	2025	Rate (1)	Date (1)
KeyBank CMBS Loan (2)	$86,379	$87,355	3.89%	08/01/2026
Ladera Office Loan	3,583	3,635	4.29%	11/01/2026
2027 Ladera Ranch Loan	42,000	42,000	5.00%	12/05/2027
2028 Canadian Notes (3)	351,650	364,700	3.91%	06/16/2028
Kelowna Canadian Property Loan (3)	16,498	17,524	3.45%	09/30/2028
2028 Canadian Term Loan (3) (4)	76,812	80,234	6.41%	12/01/2028
CMBS Loan (5)	104,000	104,000	5.00%	02/01/2029
SST IV CMBS Loan (6)	40,500	40,500	3.56%	02/01/2030
Credit Facility	103,923	—	4.73%	02/18/2030
2030 Canadian Notes (3)	140,660	145,880	3.89%	09/24/2030
2032 Private Placement Notes	150,000	150,000	4.53%	04/19/2032
Houston Property Loan	8,592	8,714	5.15%	05/01/2034
2024 Credit Facility	—	59,826
Total debt principal outstanding	$1,124,597	$1,104,368
Discount on secured debt, net	(1,377)	(1,747)
Debt issuance costs, net	(3,575)	(4,373)
Total debt, net	$1,119,645	$1,098,248

(1)
Reflects the interest rate or maturity date in effect as of June 30, 2026, as applicable.
(2)
This fixed rate loan encumbered 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II) with monthly interest only payments until September 2021, at which time both interest and principal payments became due monthly. The separate assets of these encumbered properties were not available to pay our other debts, and we served as a non-recourse guarantor under this loan. Subsequent to June 30, 2026, on July 30, 2026, we fully repaid this loan with proceeds from our Credit Facility (as defined below).
(3)
The amounts shown above are in USD based on the foreign exchange rate in effect as of the date presented.
(4)
This fixed rate loan is secured by eight Canadian properties. This loan carries a fixed interest rate of 6.41%, with monthly interest only payments until February 2026, at which time both interest and principal amortizing payments based on a 25-year amortization schedule became due monthly. After December 1, 2026, any prepayment of the loan would be subject to an exit fee equal to a percentage of the then outstanding principal amount as follows: (i) 100 bps if the prepayment occurs between December 1, 2026 and December 1, 2027; and (ii) 75 bps if the prepayment occurs after December 1, 2027.
(5)
This fixed rate, interest only loan encumbers 10 properties (Myrtle Beach I, Myrtle Beach II, Port St. Lucie, Plantation, Sonoma, Las Vegas I, Las Vegas II, Las Vegas III, Ft. Pierce, and Nantucket Island). The separate assets of these encumbered properties are not available to pay our other debts, and we serve as a non-recourse guarantor under this loan.
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

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as applicable, as of June 30, 2026 and December 31, 2025 was approximately 4.4% and 4.4%, respectively. We are subject to certain restrictive covenants relating to the outstanding debt, and as of June 30, 2026, we were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following is a schedule of maturities, including required principal amortization payments, for debt outstanding as of June 30, 2026 (in thousands):

2026 (1)	$90,976
2027	44,124
2028	442,483
2029	104,289
2030 (1)	285,387
Thereafter	157,338
Total	$1,124,597

(1)
Subsequent to June 30, 2026, on July 30, 2026, we fully repaid the KeyBank CMBS Loan with proceeds from our Credit Facility. As a result, $86.4 million of the 2026 scheduled maturity above is now due in 2030.

Credit Facility

On February 18, 2026, we, through our Operating Partnership (the “Borrower”), entered into a second amended and restated credit agreement with KeyBank, National Association, as administrative agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto (the “Credit Agreement”).

The Credit Agreement provides for a senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $500 million. The Borrower has the right to increase the amount available under the Credit Facility by an additional $1.1 billion, for a total potential maximum aggregate amount of $1.6 billion, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit, and (b) up to $50 million for swingline loans; each of these sublimits is part of, and not in addition to, the amounts available under the Credit Facility. Borrowings under the Credit Facility may be in either U.S. dollars or Canadian dollars. The Borrower’s outstanding balance under the previously existing 2024 Credit Facility (as defined below) of approximately $68.3 million remained unchanged at the closing of the Credit Facility.

In connection with entering into the Credit Agreement, certain lenders under the 2024 Credit Facility exited the arrangement. We recognized approximately $0.3 million of expense, which was included in loss on debt extinguishment in our consolidated statements of operations, and represented a proportional amount of the unamortized debt issuance costs attributable to these lenders under the 2024 Credit Facility.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Amounts borrowed under the Credit Facility bear interest based on the type of borrowing (either Base Rate Loans, secured overnight financing rate (“SOFR”) Loans, or Canadian Overnight Repo Rate Average (“CORRA”) Loans, each as defined in the Credit Agreement) and vary based upon our consolidated leverage ratio or credit rating. Base Rate Loans bear interest at the lesser of (x) the Base Rate (as defined in the Credit Agreement) plus the applicable rate, or (y) the maximum rate. SOFR Loans that are Daily Simple SOFR Loans bear interest at the lesser of (x) Daily Simple SOFR (as defined in the Credit Agreement) plus the applicable rate, or (y) the maximum rate. SOFR Loans that are Term SOFR Loans bear interest at the lesser of (x) Term SOFR (as defined in the Credit Agreement) for the interest period in effect plus the applicable rate, or (y) the maximum rate. CORRA Loans bear interest at the lesser of (x) Daily Simple CORRA (as defined in the Credit Agreement) plus the applicable rate, or (y) the maximum rate. Until we achieve an investment grade credit rating, the corresponding applicable rate varies between 100 basis points to 145 basis points for SOFR Loans and CORRA Loans and between 0 basis points and 45 basis points for Base Rate Loans, in each case depending on our consolidated leverage ratio. After we achieve an investment grade credit rating, the corresponding applicable rate varies between 70 basis points to 140 basis points for SOFR Loans and CORRA Loans and between 0 basis points and 40 basis points for Base Rate Loans, in each case depending on our credit rating. Initial advances under the Credit Facility are Daily Simple SOFR Loans that bear interest at 105 basis points over Daily Simple SOFR. The Credit Facility is also subject to a facility fee based on the amount of outstanding revolving commitments, which varies from 15 bps to 30 bps, depending on our consolidated leverage ratio. After we achieve an investment grade credit rating, the facility fee varies from 10 bps to 30 bps depending on our credit rating. As of June 30, 2026, borrowings under the Credit Facility were only denominated in USD and bore interest based on Daily Simple SOFR plus the applicable spread of 1.05%.

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

As of June 30, 2026, based on the aforementioned information and borrowing base calculations, we had the ability to draw up to an additional approximately $359.5 million on the current capacity of the Credit Facility revolver.

2030 Canadian Notes

On September 24, 2025, we, as guarantor, and our Operating Partnership, as issuer, sold on a private placement basis in Canada, an aggregate principal amount of $200 million CAD senior unsecured notes which become due on September 24, 2030 (the “2030 Canadian Notes”).

The 2030 Canadian Notes were offered pursuant to an agency agreement entered into among us, our Operating Partnership, the Subsidiary Guarantors, BMO Nesbitt Burns Inc., National Bank Financial Inc., Scotia Capital Inc. and RBC Dominion Securities Inc. The sale and purchase of the 2030 Canadian Notes occurred on September 24, 2025.

The 2030 Canadian Notes were issued pursuant to the Base Indenture, as amended and supplemented by a second supplemental indenture to the Base Indenture among us, our Operating Partnership and the Subsidiary Guarantors (the “Second Supplemental Indenture” and together with the Base Indenture, the “Second Indenture”).

The 2030 Canadian Notes bear interest at a rate of approximately 3.89% per annum, payable semiannually on September 24 and March 24 in each year, beginning on March 24, 2026, until maturity.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Our Operating Partnership will be permitted to redeem at any time all, or from time to time any part of, the 2030 Canadian Notes then outstanding at a redemption price equal to the greater of (i) 100% of the principal amount so prepaid and (ii) the Canada Yield Price, together in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. The “Canada Yield Price” means a price equal to the price of a note calculated to provide a yield to the maturity date, compounded semi-annually and calculated in accordance with generally accepted financial practice, equal to the government of Canada yield plus 0.28%, on the business day prior to the date on which our Operating Partnership gives notice of redemption. In addition, upon a change of control triggering event, our Operating Partnership is required to offer to prepay the 2030 Canadian Notes at a repurchase price in cash equal to 101% of the principal amount of the 2030 Canadian Notes plus accrued and unpaid interest thereon. For clarity, holders who accept an offer to repurchase their notes upon a change of control triggering event shall not be entitled to the Canada Yield Price or any other amount in excess of the repurchase price.

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

The 2030 Canadian Notes were issued on a pari passu basis with our 2024 Credit Facility (as defined below), our 2028 Canadian Notes and the 2032 Private Placement Notes (as defined below), and as such, we and the Subsidiary Guarantors under such loans have fully and unconditionally guaranteed our Operating Partnership’s obligations under the 2030 Canadian Notes. The Second Indenture requires any of our subsidiaries that incurs or guarantees indebtedness under the other pari passu loans in the future to also provide a note guarantee in favor of the holders of the 2030 Canadian Notes.

2028 Canadian Notes

On June 11, 2025, we, as guarantor, and our Operating Partnership, as issuer, sold on a private placement basis in Canada, an aggregate principal amount of $500 million CAD senior unsecured notes, which incur interest only at a fixed rate of 3.91%, and becomes due on June 16, 2028 (the “2028 Canadian Notes”).

The 2028 Canadian Notes were offered pursuant to an agency agreement entered into among us, our Operating Partnership, the Subsidiary Guarantors (defined below), BMO Nesbitt Burns Inc., National Bank Financial Inc., Scotia Capital Inc. and RBC Dominion Securities Inc. The sale and purchase of the 2028 Canadian Notes occurred on June 16, 2025.

The 2028 Canadian Notes were issued pursuant to an indenture (the “Base Indenture”) among us, our Operating Partnership and Computershare Trust Company of Canada (the “Trustee”), as amended and supplemented by a first supplemental indenture to the Base Indenture among us, our Operating Partnership and the Subsidiary Guarantors (the “First Supplemental Indenture” and together with the Base Indenture, the “First Indenture”).

The 2028 Canadian Notes bear interest at a rate of approximately 3.91% per annum, payable semiannually on June 16 and December 16 in each year, beginning on December 16, 2025, until maturity.

Our Operating Partnership will be permitted to redeem at any time all, or from time to time any part of, the 2028 Canadian Notes then outstanding at a redemption price equal to the greater of (i) 100% of the principal amount so prepaid and (ii) the Canada Yield Price, together in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. The “Canada Yield Price” means a price equal to the price of a note calculated to provide a yield to the maturity date, compounded semi-annually and calculated in accordance with generally accepted financial practice, equal to the government of Canada yield plus 0.28%, on the business day prior to the date on which our Operating Partnership gives notice of redemption. In addition, upon a change of control triggering event, our Operating Partnership is required to offer to prepay the 2028 Canadian Notes at a repurchase price in cash equal to 101% of the principal amount of the 2028 Canadian Notes plus accrued and unpaid interest thereon. For clarity, holders who accept an offer to repurchase their notes upon a change of control triggering event shall not be entitled to the Canada Yield Price or any other amount in excess of the repurchase price.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

The 2028 Canadian Notes were issued on a pari passu basis with our 2024 Credit Facility (as defined below) with KeyBank, our 2030 Canadian Notes, the 2032 Private Placement Notes (as defined below), and as such, we and each of our subsidiaries that have incurred or guaranteed indebtedness (the “Subsidiary Guarantors”) under such loans have fully and unconditionally guaranteed our Operating Partnership’s obligations under the 2028 Canadian Notes. The First Indenture requires any of our subsidiaries that incurs or guarantees indebtedness under the other pari passu loans in the future to also provide a note guarantee in favor of the holders of the 2028 Canadian Notes.

Kelowna Property Loan

In connection with the acquisition of the Kelowna Property on April 15, 2025, we assumed a loan from the seller in the amount of approximately $24.5 million CAD, or approximately $17.7 million USD as of April 15, 2025, (the “Kelowna Canadian Property Loan”). The Kelowna Canadian Property Loan incurs interest at a fixed rate of 3.45% with amortizing principal payments based on a 25-year amortization schedule, with a maturity of September 30, 2028. We provided a full recourse guaranty to National Bank of Canada, the lender, in connection with this loan. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default, which were initially determined prior to our assumption of this loan. On May 5, 2026, in order to cure a shortfall related to a debt service coverage ratio, we made a one-time principal payment of approximately $0.2 million. On May 27, 2026, the Kelowna Canadian Property Loan was amended to clarify and adjust certain financial covenants and cure provisions related to the covenants.

2027 Ladera Ranch Loan

On December 20, 2024, in connection with our acquisition of our property located in Ladera Ranch, CA (the “Ladera Ranch Property”) from Extra Space Storage LP, we, through a wholly owned subsidiary, entered into a loan with Extra Space Storage LP, as lender, with a loan amount of $42.0 million (the “2027 Ladera Ranch Loan”). The loan is interest-only with a fixed rate of 5.0% per annum, has a maturity date of December 5, 2027, and is secured by the Ladera Ranch Property. We also provided a non-recourse guaranty to Extra Space Storage LP in connection with this loan. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

See Note 8 – Preferred Equity for additional information regarding our other pre-existing relationship we had with this seller/lender.

Houston Property Loan

In connection with the acquisition of the Holzwarth, Houston Property on June 17, 2025, we assumed a loan from the seller in the amount of approximately $8.8 million, (the “Houston Property Loan”). The Houston Property Loan incurs interest at a fixed rate of 5.15% and principal payments are required on a 25-year amortization schedule. The loan is due in full on May 1, 2034. We provided a full recourse guaranty to National Western Life Insurance Company, the lender, in connection with this loan, until certain physical occupancy and rental revenue thresholds are met for three consecutive months, after which time the guaranty will become a limited-recourse guaranty. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

2032 Private Placement Notes

On April 19, 2022, we as guarantor, and our Operating Partnership as issuer, entered into a note purchase agreement (the “Note Purchase Agreement”), which provides for the private placement of $150 million of 4.53% Senior Notes due April 19, 2032 (the “2032 Private Placement Notes”). The sale and purchase of the 2032 Private Placement Notes occurred in two closings, with the first of such closings having occurred on April 19, 2022, with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “First Closing”), and the second of such closings having occurred on May 25, 2022, with $75 million aggregate principal amount of the 2032 Private Placement Notes having been issued on such date (the “Second Closing”). Interest on each series of the 2032 Private Placement Notes is payable semiannually on the nineteenth day of April and October in each year.

Interest payable on the 2032 Private Placement Notes were originally subject to a prospective 75 basis points increase, if, as of March 31, 2023, the ratio of total indebtedness to earnings before interest, taxes, depreciation, and amortization (the “Total Leverage Ratio”) of the Company and its subsidiaries, on a consolidated basis, was greater than 7.00 to 1.00 (a “Total Leverage Ratio Event”).

As of March 31, 2023, such Total Leverage Ratio Event occurred, and our 2032 Private Placement Notes began accruing interest at a rate of 5.28%. The interest accruing on the 2032 Private Placement Notes continued to accrue at 5.28% until such time as the Total Leverage Ratio is less than or equal to 7.00 to 1.00 for two consecutive fiscal quarters, upon such achievement, the applicable fixed interest rate reverted to 4.53% and will remain at that interest rate through maturity, regardless of our future Total Leverage Ratio. As of September 30, 2025, our Total Leverage Ratio was less than 7.00 to 1.00. In accordance with the terms of the 2032 Private Placement Notes, as we have maintained this ratio for a second consecutive fiscal quarter through September 30, 2025, the fixed interest rate reverted back to 4.53% effective October 1, 2025.

We are permitted to prepay at any time all, or from time to time, any part of the 2032 Private Placement Notes in amounts not less than 5% of the 2032 Private Placement Notes then outstanding at (i) 100% of the principal amount so prepaid, and (ii) the make-whole amount (as defined in the Note Purchase Agreement). The “Make-Whole Amount” is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the 2032 Private Placement Notes being prepaid over the amount of such 2032 Private Placement Notes. In addition, in connection with a change of control (as defined in the Note Purchase Agreement), our Operating Partnership is required to offer to prepay the 2032 Private Placement Notes at 100% of the principal amount plus accrued and unpaid interest thereon, but without the Make-Whole Amount or any other prepayment premium or penalty of any kind. The Company must also maintain a debt rating of the 2032 Private Placement Notes by a rating agency.

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that were substantially similar to the 2024 Credit Facility (as defined below). The 2032 Private Placement Notes were issued on a pari passu basis with the previously existing Credit Facility, and are pari passu with the Credit Facility. As described above, as a result of the Security Interest Termination Event, on April 17, 2025, KeyBank released the pledges of the Subsidiary Guarantors pursuant to the Debt Agreements, and each of the Credit Facility and the 2032 Private Placement Notes, respectively, became unsecured. Prior to such event, the Company and Subsidiary Guarantors fully and unconditionally guaranteed our Operating Partnership’s obligations under the 2032 Private Placement Notes.

On April 26, 2024, we amended the Note Purchase Agreement dated April 19, 2022 (the “NPA Amendment”). The primary purpose of the NPA Amendment was to make certain conforming changes between the Note Purchase Agreement and our then recently amended and restated revolving credit facility, the 2024 Credit Facility (as defined below). In particular, the NPA Amendment conformed certain of the definitions related to the financial tests that we are required to maintain, as well as certain of the property pool covenants we are required to satisfy, in the Note Purchase Agreement during the term thereof to those in the 2024 Credit Facility (as defined below).

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

June 30, 2026

(Unaudited)

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

In connection with the Underwritten Public Offering, discussed in Note 1 – Organization, all issued and outstanding shares of our Series A Convertible Preferred Stock were redeemed on April 4, 2025, using net proceeds from our Underwritten Public Offering which closed on April 3, 2025. We paid the Liquidation Amount of approximately $203.6 million, which included approximately $3.6 million of accumulated and unpaid distributions. Additionally, in accordance with GAAP, upon redemption, we accreted the approximately $3.6 million of issuance costs, which had previously been recorded as a reduction to the carrying value, such amount was included in the accretion - preferred equity costs line item in our consolidated statements of operations for the year ended December 31, 2025.

Note 9. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to our net income (loss) and to manage our exposure to interest rate movements. To accomplish this objective, we have used interest rate swaps and caps as part of our interest rate risk management strategy.

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

Interest rate derivatives not designated as hedges for GAAP are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in other income (expense) in our consolidated statements of operations.

In connection with the 2027 NBC loan borrowing, on March 12, 2024, we entered into a CORRA Swap with National Bank of Canada with an initial notional amount of CAD $75,000,000 at a rate of 3.926% for the initial duration of the 2027 NBC loan, maturing on March 7, 2027. The amortization of this swap corresponded with the amortizing principal payments on the related loan. This CORRA Swap was terminated on June 16, 2025 in connection with the full repayment of the 2027 NBC loan on June 16, 2025. In connection with the termination of the CORRA Swap, we paid National Bank of Canada approximately $1.7 million CAD.

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

June 30, 2026

(Unaudited)

On June 16, 2025, we terminated a $100 million SOFR interest rate cap with no remuneration; such cap was set to mature on December 1, 2025.

In connection with our 2028 Canadian Notes issuance, on May 29, 2025 we entered into a government of Canada treasury rate forward with a notional amount of $400 million CAD, with a rate locked at 2.6730%, and an expiration date of June 18, 2025. On June 11, 2025, we terminated this forward early and received approximately $0.5 million USD in connection with such transaction.

As of June 30, 2026 and December 31, 2025, we held no interest rate derivatives.

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

On December 30, 2024, in an effort to hedge the cash generated at our Canadian properties, we entered into four new foreign currency forwards: (i) one such hedge had a notional amount of $2.8 million CAD at a strike rate of 1.4412, and matured on February 27, 2025; (ii) the second hedge had a notional amount of $3.3 million CAD at a strike rate of 1.4363, and matured on May 27, 2025; (iii) the third hedge had a notional amount of $3.5 million CAD at a strike rate of 1.4312, and matured on August 27, 2025, whereby we paid approximately $0.1 million CAD; and (iv) the fourth hedge has a notional amount of $3.3 million CAD at a strike rate of 1.4261, maturing on November 28, 2025. We early terminated this fourth hedge on November 5, 2025, and received $8,000 CAD in such settlement.

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

As of June 30, 2026 and December 31, 2025, we held no foreign currency hedges.

The change in the value of the portion of our settled and unsettled foreign currency forwards that are not designated for hedge accounting for GAAP was recorded in other income (expense) in our consolidated statements of operations and represented a loss of approximately $4.2 million and $3.8 million for the three and six months ended June 30, 2025.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following table presents the effect of our derivative financial instruments designated as a hedge for GAAP purposes on our consolidated statements of operations for the periods presented (in thousands):

	Gain (loss) recognized in OCI for the three months ended June 30,		Location of amounts reclassified from OCI	Loss reclassified from OCI for the three months ended June 30,		Location of gain/(loss) associated with missed forecast	Amount of loss recognized in income on derivative (reclassifications of missed forecasted transactions) for the three months ended June 30,
Type	2026	2025	into income	2026	2025	transaction	2026	2025
Interest Rate Swaps	$—	$209	Interest expense	$—	$(126)	Other, net	$—	$(1,234)
Interest Rate Caps	—	(7)	Interest expense	—	(86)	Other, net	—	(191)
Foreign Currency Forwards	—	(607)	N/A	—	—	N/A	—	—
	$—	$(405)		$—	$(212)		$—	$(1,425)

	Loss recognized in OCI for the six months ended June 30,		Location of amounts reclassified from OCI	Loss reclassified from OCI for the six months ended June 30,		Location of gain/(loss) associated with missed forecast transaction	Amount of loss recognized in income on derivative (reclassifications of missed forecasted transactions) for the six months ended June 30,
Type	2026	2025	into income	2026	2025		2026	2025
Interest Rate Swaps	$—	$(147)	Interest expense	$—	$(237)	Other, net	$—	$(1,234)
Interest Rate Caps	—	(30)	Interest expense	—	(190)	Other, net	—	(191)
Foreign Currency Forwards	—	(498)	N/A	—	—	N/A	—	—
	$—	$(675)		$—	$(427)		$—	$(1,425)

Note 10. Income Taxes

As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. However, certain of our consolidated subsidiaries are taxable REIT subsidiaries, which are subject to federal, state and foreign income taxes. We have filed an election to treat our primary TRS as a taxable REIT subsidiary effective January 1, 2014. In general, our TRS performs additional services for our customers and provides advisory and property management services to the Managed REITs and otherwise generally engages in non-real estate related business. The TRS is subject to corporate U.S. federal and state income tax. Additionally, we own and operate a number of self storage properties located throughout Canada, the income of which is generally subject to income taxes under the laws of Canada.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following is a summary of our income tax expense (benefit) for the periods presented (in thousands):

	Three Months Ended June 30, 2026
	Federal	State	Canadian	Total
Current	$—	$26	$194	$220
Deferred	75	—	84	159
Total	$75	$26	$278	$379

	Three Months Ended June 30, 2025
	Federal	State	Canadian	Total
Current	$—	$(13)	$155	$142
Deferred	71	(1)	106	176
Total	$71	$(14)	$261	$318

	Six Months Ended June 30, 2026
	Federal	State	Canadian	Total
Current	$—	$52	$391	$443
Deferred	68	—	199	267
Total	$68	$52	$590	$710

	Six Months Ended June 30, 2025
	Federal	State	Canadian	Total
Current	$—	$3	$481	$484
Deferred	140	—	300	440
Total	$140	$3	$781	$924

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	June 30,	December 31,
	2026	2025
Deferred tax liabilities:
Canadian real estate	$(9,542)	$(9,538)
Intangible contract assets	(974)	(1,181)
Total deferred tax liability	(10,516)	(10,719)

Deferred tax assets:
Canadian real estate and non-capital losses (1)	9,039	8,580
Other	1,679	1,951
Total deferred tax assets	10,718	10,531

Valuation allowance	(3,692)	(3,189)

Net deferred tax liabilities	$(3,490)	$(3,377)

(1)
Such amount includes deferred tax assets from Canadian real estate basis differences, Canadian non-capital loss carryforwards, and Canadian non-deductible interest expense carry-forwards, which represented approximately $1.5 million, $5.3 million, and $2.2 million as of June 30, 2026, respectively, and approximately $1.4 million, $5.2 million, and $2.0 million as of December 31, 2025, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The Canadian non-capital losses expire between 2032 and 2045, and the non-deductible interest expense carry-forwards have no expiration. As of June 30, 2026 and December 31, 2025, we had Canadian non-capital loss carry forwards of approximately $19.6 million and $19.7 million, respectively. As of June 30, 2026 and December 31, 2025, we had a valuation allowance of approximately $3.7 million and $3.2 million, respectively, related to non-capital loss carry-forwards, non-deductible interest expense carry-forwards, and basis differences at certain of our Canadian properties.

As of June 30, 2026 and December 31, 2025, we had no interest or penalties related to uncertain tax positions. In the United States, the tax years 2021-2024 remain open to examination, and in Canada, the tax years 2022-2025 remain open to examination, with possible extensions under certain conditions that would allow the years 2019-2025 to be open to examination.

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

The chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM and other management regularly evaluate performance based upon segment operating income (“SOI”). For our self storage operations, SOI is defined as leasing and related revenues, less property level operating expenses. SOI for the Company’s Managed Platform business represents Managed Platform revenues less Managed Platform expenses. Our CODM uses SOI when making decisions about allocating capital and personnel to the various segments. Property operating expenses represent a significant segment expense for purposes of evaluating performance of our self storage operations. Managed Platform expense represents a significant segment expense for purposes of evaluating performance of the Company's Managed Platform. Such income statement amounts are reflected below in the calculation of SOI. On a quarterly basis, our CODM considers budget-to-actual and period-to-period variances when evaluating company and segment performance in addition to other interim reviews.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Three Months Ended June 30, 2026
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$62,880	$—	$—	$62,880
Ancillary operating revenue	2,957	—	—	2,957
Managed Platform revenue (1)	—	6,747	—	6,747
Reimbursable costs from Managed Platform (2)	—	6,692	—	6,692
Total revenues	65,837	13,439	—	79,276
Operating expenses:
Property operating expenses
Property taxes	7,282	—	—	7,282
Payroll	5,029	—	—	5,029
Advertising and other	1,836	—	—	1,836
Repairs & maintenance	1,485	—	—	1,485
Utilities	1,266	—	—	1,266
Property insurance	1,246	—	—	1,246
Administrative and professional	3,082	—	—	3,082
Total property operating expenses	21,226	—	—	21,226
Managed Platform expenses (3)	—	3,711	—	3,711
Reimbursable costs from Managed Platform (2)	—	6,692	—	6,692
Segment operating income (4)	44,611	3,036	—	47,647
Other operating expenses:
General and administrative (5)	—	—	9,893	9,893
Depreciation	16,278	—	227	16,505
Intangible amortization expense	2,937	308	—	3,245
Acquisition expenses	219	—	—	219
Contingent earnout adjustment	—	399	—	399
Total other operating expenses	19,434	707	10,120	30,261
Gain on disposition of real estate	489	—	—	489
Income (loss) from operations	25,666	2,329	(10,120)	17,875
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(154)	(154)
Equity in losses from investments in Managed REITs	—	(444)	—	(444)
Investment income, net	108	1,999	—	2,107
Other, net	6,508	—	(99)	6,409
Interest expense	(12,496)	(805)	(38)	(13,339)
Income tax (expense) benefit	(359)	(44)	24	(379)
Net income (loss)	$19,427	$3,035	$(10,387)	$12,075

(1)
Included within Managed Platform revenue was approximately $2.8 million of revenue related to our Third Party Platform acquired on October 1, 2025.
(2)
Included within Reimbursable costs from Managed Platform was approximately $3.6 million related to our Third Party Platform acquired on October 1, 2025.
(3)
Included within Managed Platform expenses was approximately $2.6 million of expense related to our Third Party Platform acquired on October 1, 2025.
(4)
Included within Managed Platform segment operating income was approximately $0.2 million of income related to our Third Party Platform acquired on October 1, 2025.
(5)
Included within General and administrative was approximately $0.7 million of stock and related compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

	Three Months Ended June 30, 2025
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$58,156	$—	$—	$58,156
Ancillary operating revenue	2,728	—	—	2,728
Managed Platform revenue	—	4,036	—	4,036
Reimbursable costs from Managed Platform	—	1,896	—	1,896
Total revenues	60,884	5,932	—	66,816
Operating expenses:
Property operating expenses
Property taxes	6,638	—	—	6,638
Payroll (1)	6,493	—	—	6,493
Advertising and other	1,569	—	—	1,569
Repairs & maintenance	1,572	—	—	1,572
Utilities	1,261	—	—	1,261
Property insurance	1,549	—	—	1,549
Administrative and professional	2,968	—	—	2,968
Total property operating expenses	22,050	—	—	22,050
Managed Platform expenses (1)	—	3,250	—	3,250
Reimbursable costs from Managed Platform	—	1,896	—	1,896
Segment operating income	38,834	786	—	39,620
Other operating expenses:
General and administrative (1)	—	—	11,695	11,695
Depreciation	15,080	—	294	15,374
Intangible amortization expense	1,929	—	—	1,929
Acquisition expenses	359	—	—	359
Total other operating expenses	17,368	—	11,989	29,357
Income (loss) from operations	21,466	786	(11,989)	10,263
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(119)	(119)
Equity in losses from investments in Managed REITs	—	(157)	—	(157)
Other, net	(1,452)	—	36	(1,416)
Investment income, net	136	587	—	723
Interest expense	(11,990)	—	(40)	(12,030)
Loss on debt extinguishment	(1,745)	—	—	(1,745)
Income tax (expense) benefit	(388)	(71)	141	(318)
Net income (loss)	$6,027	$1,145	$(11,971)	$(4,799)

(1)
Included within Payroll, Managed Platform expenses, and General and administrative expenses was approximately $1.7 million, $1.0 million, and $1.6 million, respectively, of stock compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

	Six Months Ended June 30, 2026
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$124,794	$—	$—	$124,794
Ancillary operating revenue	5,860	—	—	5,860
Managed Platform revenue (1)	—	13,359	—	13,359
Reimbursable costs from Managed Platform (2)	—	13,573	—	13,573
Total revenues	130,654	26,932	—	157,586
Operating expenses:
Property operating expenses
Property taxes	14,527	—	—	14,527
Payroll	10,312	—	—	10,312
Advertising and other	3,471	—	—	3,471
Repairs & maintenance	3,042	—	—	3,042
Utilities	3,001	—	—	3,001
Property insurance	2,778	—	—	2,778
Administrative and professional	6,304	—	—	6,304
Total property operating expenses	43,435	—	—	43,435
Managed Platform expenses (3)	—	8,050	—	8,050
Reimbursable costs from Managed Platform (2)	—	13,573	—	13,573
Segment operating income (4)	87,219	5,309	—	92,528
Other operating expenses:
General and administrative (5)	—	—	19,033	19,033
Depreciation	32,624	—	456	33,080
Intangible amortization expense	6,100	598	—	6,698
Acquisition expenses	298	—	—	298
Contingent earnout adjustment	—	1,043	—	1,043
Total other operating expenses	39,022	1,641	19,489	60,152
Gain on disposition of real estate	1,726	—	—	1,726
Income (loss) from operations	49,923	3,668	(19,489)	34,102
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(290)	(290)
Equity in losses from investments in Managed REITs	—	(629)	—	(629)
Investment income, net	234	3,844	—	4,078
Other, net	11,787	—	690	12,477
Interest expense	(24,719)	(1,679)	(78)	(26,476)
Loss on debt extinguishment	(262)	—	—	(262)
Income tax (expense) benefit	(721)	(7)	18	(710)
Net income (loss)	$36,242	$5,197	$(19,149)	$22,290

(1)
Included within Managed Platform revenue was approximately $5.6 million of revenue related to our Third Party Platform acquired on October 1, 2025.
(2)
Included within Reimbursable costs from Managed Platform was approximately $7.1 million related to our Third Party Platform acquired on October 1, 2025.
(3)
Included within Managed Platform expenses was approximately $5.9 million of expense related to our Third Party Platform acquired on October 1, 2025.
(4)
Included within Managed Platform segment operating income was approximately $0.3 million of loss related to our Third Party Platform acquired on October 1, 2025.
(5)
Included within General and administrative was approximately $1.3 million of stock and related compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

	Six Months Ended June 30, 2025
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$114,741	$—	$—	$114,741
Ancillary operating revenue	5,335	—	—	5,335
Managed Platform revenue	—	8,149	—	8,149
Reimbursable costs from Managed Platform	—	4,039	—	4,039
Total revenues	120,076	12,188	—	132,264
Operating expenses:
Property operating expenses
Property taxes	13,107	—	—	13,107
Payroll (1)	11,201	—	—	11,201
Advertising and other	3,046	—	—	3,046
Repairs & maintenance	3,045	—	—	3,045
Utilities	2,767	—	—	2,767
Property insurance	3,182	—	—	3,182
Administrative and professional	5,789	—	—	5,789
Total property operating expenses	42,137	—	—	42,137
Managed Platform expenses (1)	—	4,484	—	4,484
Reimbursable costs from Managed Platform	—	4,039	—	4,039
Segment operating income	77,939	3,665	—	81,604
Other operating expenses:
General and administrative (1)	—	—	19,545	19,545
Depreciation	29,911	—	557	30,468
Intangible amortization expense	3,527	—	—	3,527
Acquisition expenses	561	—	—	561
Total other operating expenses	33,999	—	20,102	54,101
Income (loss) from operations	43,940	3,665	(20,102)	27,503
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(361)	(361)
Equity in losses from investments in Managed REITs	—	(372)	—	(372)
Other, net	(1,285)	—	321	(964)
Investment income, net	251	1,197	—	1,448
Interest expense	(33,972)	—	(80)	(34,052)
Loss on debt extinguishment	(2,533)	—	—	(2,533)
Income tax expense	(704)	(139)	(81)	(924)
Net (loss) income	$5,697	$4,351	$(20,303)	$(10,255)

(1)
Included within Payroll, Managed Platform expenses, and General and administrative expense was approximately $1.7 million, $1.0 million, and $1.6 million, respectively, of stock compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following table summarizes our total assets by segment (in thousands):

Segments	June 30, 2026	December 31, 2025
Self Storage (1)	$2,175,447	$2,204,897
Managed Platform (2)	187,675	164,508
Corporate and Other	74,750	62,767
Total assets (3)	$2,437,872	$2,432,172

(1)
Included in the assets of the Self Storage segment as of June 30, 2026 and December 31, 2025, was approximately $52.2 million and $52.2 million, respectively, of goodwill. Additionally, as of June 30, 2026 and December 31, 2025, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed Platform segment as of June 30, 2026 and December 31, 2025, was approximately $1.4 million and $1.4 million, respectively, of goodwill related to our Self Administration Transaction (as defined in Note 12 – Related Party Transactions). Such goodwill is net of accumulated impairment charges in the Managed Platform segment of approximately $24.7 million and $24.7 million, respectively, as of June 30, 2026 and December 31, 2025, which relates to the impairment charge recorded during the year ended December 31, 2020. Additionally, as of June 30, 2026 and December 31, 2025, there was approximately $16.3 million and $16.3 million, respectively, of goodwill related to the Third Party Platform Acquisition, bringing the total amount of goodwill therein to approximately $17.7 million. Also included in the assets of the Managed Platform segment as of June 30, 2026 and December 31, 2025, was approximately $7.1 million and $7.7 million, respectively, of net intangible asset related to the acquisition of our Third Party Platform. See Note 4 – Third Party Platform Acquisition for further information.
(3)
Other than our investments in and advances to Managed REITs, investments in unconsolidated real estate ventures and investment in the Third Party Platform, substantially all of our investments in real estate facilities and intangible assets, as well as our capital expenditures, as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025, were associated with our self storage platform. See Note 3 – Real Estate Facilities for additional detail.

As of June 30, 2026 and December 31, 2025, approximately $257.1 million and $255.4 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three months ended June 30, 2026 and 2025, approximately $7.5 million and $6.1 million, respectively of our revenues in the self storage segment related to our operations in Canada. For the six months ended June 30, 2026 and 2025, approximately $14.9 million and $11.5 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs and all of the fees from our Third Party Platform are performed in the U.S.; accordingly, substantially all of our assets and revenues related to our Managed Platform segment are based in the U.S. as well.

As of June 30, 2026 and December 31, 2025, approximately $31.0 million and $29.7 million, respectively, of our assets in the Corporate and Other segment table above relate to our Canadian JV Properties, which operate in Canada.

For the three months ended June 30, 2026 and 2025, we recorded net aggregate income of approximately $0.2 million and a net aggregate loss of approximately $0.1 million, respectively, from our equity in earnings/losses related to our unconsolidated Canadian JV Properties, which operate in Canada. For the six months ended June 30, 2026 and 2025, we recorded net aggregate income of approximately $0.3 million and a net aggregate loss of approximately $0.4 million, respectively, from our equity in earnings/losses related to our unconsolidated Canadian JV Properties, which operate in Canada.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

Advisory Agreement Fees

Our Managed REIT advisor subsidiaries are or were entitled to receive various fees and expense reimbursements under the terms of the SST VI, SST X, and SSGT III advisory agreements, each of which are described below.

SST VI Advisory Agreement

The SST VI advisor provides acquisition and advisory services to SST VI pursuant to an advisory agreement, as amended (the “SST VI Advisory Agreement”).

Pursuant to the SST VI Advisory Agreement, the SST VI advisor receives acquisition fees equal to 1.00% of the contract purchase price of each property SST VI acquires plus reimbursement of any acquisition expenses that SST VI advisor incurs. The SST VI advisor also receives a monthly asset management fee equal to 0.0625%, which is one-twelfth of 0.75%, of SST VI’s aggregate asset value, as defined. The SST VI advisor is also potentially entitled to receive a disposition fee if a substantial amount of services are performed by the SST VI advisor, as determined by a majority of SST VI’s independent directors, equal to the lesser of 1% of the contract sales price for any properties sold or 50% of the competitive real estate commission; however, in no event shall the total real estate commissions paid exceed 6% of the contract sales price.

A subsidiary of our Operating Partnership may also be potentially entitled to a subordinated distribution through its ownership of a special limited partnership in SST VI OP if SST VI (1) lists its shares of common stock on a national exchange, (2) terminates the SST VI Advisory Agreement, (3) liquidates its portfolio, or (4) merges with another entity or enters into an Extraordinary Transaction, as defined in SST VI OP’s limited partnership agreement.

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

June 30, 2026

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

The $1,850,000 paid for the repurchase of membership interests in the SST VI advisor was determined based on a pre-existing formula based on distributions over the prior year. This payment was treated as a repurchase of equity and no gain or loss was recognized. The difference between the $1,850,000 paid and the carrying value of the previously existing non-controlling interest was recorded as additional paid-in capital. The separate contract termination costs related to the distribution support agreement and the severance payments were immediately recorded in full to Managed Platform expenses during the year ended December 31, 2025. Excluding the amounts we paid for severance payments, the amounts otherwise paid were based on pre-existing terms included in the underlying agreements.

Subsequent to and as a result of the POHG termination, on June 12, 2025, we, through a subsidiary of our TRS, entered into a new retail distribution agreement with Orchard Securities, LLC (“Orchard”). Through this relationship, Orchard will distribute certain of our Managed REIT investment programs, including DST offerings and other Managed REIT offerings. We pay Orchard certain fees and expenses as part of the engagement. On September 30, 2025, SST VI commenced a private offering of up to $75.0 million in shares of its Series E Redeemable 8% Preferred Stock, (the “SST VI Preferred Offering”). Pursuant to a managing dealer agreement, Orchard serves as the managing dealer for the SST VI Preferred Offering and, as part of its compensation under the managing dealer agreement, it is entitled to receive certain fees and expenses in connection with the SST VI Preferred Offering, some of which may be paid by one of our affiliates.

SSGT III Advisory Agreement

The SSGT III advisor provides acquisition and advisory services to SSGT III pursuant to an advisory agreement, as amended (the “SSGT III Advisory Agreement”).

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

A subsidiary of SSGT III is the sponsor of DSTs and a wholly owned SSGT III entity also operates the related properties pursuant to a master lease with the respective DST. For certain of such DSTs, upon the successful syndication of the DST offering we will receive an additional 0.60% of the acquisition price related to our assistance with the successful launch of the syndicated investment product. The DST interests are initially owned by SSGT III but are sold to the third parties through the DST offering sponsored by SSGT III. Given required tax structuring, the control of the DST resides with a signatory trustee, which is affiliated with SSGT III.

Pursuant to the Separation Agreement, POHG is no longer entitled to receive 17.5% of the acquisition fees, asset management fees, and disposition fees that the SSGT III advisor earns pursuant to the SSGT III Advisory Agreement.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

SST X Advisory Agreement

The SST X advisor provides acquisition and advisory services to SST X pursuant to an advisory agreement initially dated January 31, 2025 (as amended to date, the “SST X Advisory Agreement”). In connection with the SST X private placement offering, which initially commenced on January 31, 2025, the SST X advisor has and will continue to pay for certain organization and offering expenses (other than selling commissions and shareholder servicing fees) and the SST X advisor may pay for certain other operating expenses incurred by SST X through June 30, 2027. SST X is not required to begin to repay such costs until July 1, 2027, at which point SST X must reimburse these costs over 60 months.

Pursuant to the SST X Advisory Agreement, the SST X advisor will not receive acquisition fees, but is entitled to reimbursement of acquisition expenses that the SST X advisor incurs. The SST X advisor is not entitled to receive any disposition fees. The SST X advisor is entitled to a management fee equal to (i) 0.75% of net asset value (“NAV”) for the Class F-T Common Shares, Class F-D Common Shares, and Class F-I Common Shares, and (ii) 1.25% of NAV for the Class T Common Shares, Class D Common Shares, and Class I Common Shares, in each case, per annum and payable monthly, before giving effect to any accruals by SST X for the management fee, any applicable servicing fees, the performance participation allocation, or any distributions. SST X is currently only offering the Class F-T Common Shares, Class F-D Common Shares and Class F-I Common Shares. Until the first determination of NAV by the SST X advisor, the management fee shall be equal to 0.75% of the per share purchase price of $20.00 for the Class F-T Common Shares, Class F-D Common Shares and Class F-I Common Shares. The SST X Operating Partnership will also pay the SST X advisor a management fee equal to (i) 0.75% of net asset value of the SST X Operating Partnership for the Class F-T OP Units, Class F-D OP Units, and Class F-I OP Units then outstanding held by unitholders other than SST X, and (ii) 1.25% of net asset value of the SST X Operating Partnership for the Class T OP Units, Class D OP Units, and Class I OP units then outstanding held by unitholders other than SST X, in each case, per annum and payable monthly, before giving effect to any accruals for such management fees, any applicable servicing fees, the performance participation allocation, or any distributions by the SST X Operating Partnership. The management fee may be paid, at the SST X advisor’s election, in cash or cash equivalent aggregate NAV amounts of Class E Common Shares or Class E OP Units in Strategic Storage Operating Partnership X, L.P. (the “SST X Operating Partnership” or “SST X OP”). Pursuant to the Separation Agreement, POHG is no longer entitled to receive 17.5% of the asset management fees that SST X advisor earns pursuant to the SST X Advisory Agreement.

In addition, a subsidiary of our Operating Partnership holds a special performance participation interest in the SST X Operating Partnership that entitles it to receive an allocation from the SST X Operating Partnership equal to 10.0% of the Total Return with respect to Class F-T Common Units, Class F-D Units and Class F-I Common Units (12.5% with respect to Class T Units, Class D Units and Class I Units), subject to a 5% “Hurdle Amount” and a “High Water Mark” with respect to such class of units, with a “Catch-Up” (each term as defined in the limited partnership agreement of the SST X Operating Partnership). Such allocation and the related distribution are made annually.

As of June 30, 2026 and December 31, 2025, SST X had sold approximately $2.0 million and $2.0 million, respectively, of its Class F-I Common Shares.

On January 23, 2026, SST X relaunched a private offering of up to $600.0 million in shares of its beneficial interests. Pursuant to a managing dealer agreement, Orchard now serves as the managing dealer for the SST X private placement offering and, as part of its compensation under the managing dealer agreement, it is entitled to receive certain fees and expenses in connection with the SST X offering, some of which may be paid by us or one of our affiliates, and certain commissions may be paid by Orchard to certain of our employees, who are FINRA licensed professionals with licenses held through Orchard.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The Managed REITs’ Property Managers receive a property management fee equal to 6% of the gross revenues from the properties, generally subject to a monthly minimum of $3,000 per property, plus reimbursement of the costs of managing the properties, and a one-time fee of $3,750 for each property acquired that would be managed by the Managed REITs’ Property Managers. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties. Pursuant to the property management agreements, we, through our Operating Partnership, employ the on-site staff for the Managed REITs’ properties.

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

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Managed Platform Revenues	2026	2025	2026	2025
Asset Management Fees:
SST VI	$1,147	$1,117	$2,294	$2,153
SSGT III	558	445	1,112	852
SST X	4	—	8	—
Total Asset Management Fees	1,709	1,562	3,414	3,005
Property Management Fees:
SST VI	540	500	1,053	952
SSGT III	425	335	846	601
SST X	10	—	20	—
JV Properties	316	274	613	519
Third Party Platform (1)	1,954	—	3,952	—
Total Property Management Fees	3,245	1,109	6,484	2,072
Tenant Protection Program Fees:
SST VI	399	349	772	669
SSGT III	364	293	733	479
SST X	14	—	37	—
JV Properties	123	109	231	210
Third Party Platform (1)	843	—	1,672	—
Total Tenant Protection Program Fees	1,743	751	3,445	1,358
Acquisition Fees:
SSGT III	—	577	—	1,763
Total Acquisition Fees	—	577	—	1,763
Other Managed REIT Fees (2)	313	299	546	458
Other Third Party Platform Fees (1) (4)	6	—	6	—
Managed Platform Fees	7,016	4,298	13,895	8,656
Sponsor funding reduction (3)	(269)	(262)	(536)	(507)
Total Managed Platform Revenues	$6,747	$4,036	$13,359	$8,149

(1)
Our Third Party Platform revenues are not derived from a related party; however, it is a part of our Managed Platform, and we have included it above accordingly.
(2)
Such revenue primarily includes other property management related fees, construction management fees, development fees, and other miscellaneous revenues.
(3)
Pursuant to the Sponsor Funding Agreement, we funded certain costs of SST VI’s share sales, and in return received Series C Units in SST VI OP. As of June 30, 2025, SST VI had closed its offering to new subscriptions. As such, we no longer have any funding obligation pursuant to the Sponsor Funding Agreement. The excess of the funding over the

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

value of the Series C Units received is accounted for as a reduction of Managed Platform revenue from SST VI over the remaining estimated term of the management contracts with SST VI.
(4)
Such amounts primarily include property management startup fee revenue.

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

Reimbursable costs from Managed REITs includes reimbursement of the advisors of SST VI, SST X and SSGT III for certain direct and indirect costs of providing administrative and management services to the Managed REITs. Additionally, reimbursable costs includes reimbursement pursuant to the property management agreements for reimbursement of certain costs of managing the Managed REITs’ properties, including wages and salaries and other expenses of employees engaged in operating, managing and maintaining such properties.

As of June 30, 2026 and December 31, 2025, we had receivables and advances due from the Managed REITs totaling approximately $42.2 million and $23.4 million, respectively. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded, and are included in investments in and advances to Managed REITs in our consolidated balance sheets.

Investments in and advances to SST VI OP

Equity Investments

On March 10, 2021, SmartStop OP made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of SmartStop OP owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three months ended June 30, 2026 and 2025, we recorded a net loss from our equity in earnings related to our common equity interests, excluding our preferred investment discussed below, in SST VI OP of approximately $0.2 million and $0.1 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively, excluding distributions received related to the Series D Preferred Units, defined below. For the six months ended June 30, 2026 and 2025, we recorded a net loss from our equity in earnings related to our common equity interests, excluding our preferred investment discussed below, in SST VI OP of approximately $0.3 million and $0.2 million, respectively, and received distributions in the amount of approximately $0.2 million and $0.2 million, respectively, excluding distributions received related to the Series D Preferred Units, defined below.

On September 4, 2025, we, through one our subsidiaries entered into a preferred unit purchase agreement with SST VI OP (the “Series D Preferred Unit Purchase Agreement”) for up to 1,400,000 Series D cumulative redeemable preferred units (“Series D Preferred Units”), in consideration for up to $35.0 million. As of December 31, 2025, we had purchased the full 1,400,000 Series D Preferred Units. Distributions on the Series D Preferred Units of SST VI OP are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (i) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (ii) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (iii) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (iv) 9% per annum thereafter. The Series D Preferred Unit Purchase Agreement provides that the purchase price for the Series D Preferred Units shall be equal to $25 per share. The Series D Preferred Units require an investment fee equal to 1.0% of the amount invested at any closing.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

We recorded income from our investment in the Series D Preferred Units of approximately $0.5 million and none for three months ended June 30, 2026 and 2025, respectively, and approximately $1.1 million and none for the six months ended June 30, 2026 and 2025, respectively, which is included in investment income, net in our consolidated statements of operations.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Debt Investments

On June 13, 2023, SmartStop OP entered into a promissory note agreement with SST VI OP (the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended on December 8, 2023 to December 31, 2024 at the borrower’s option, and as such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan.

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

On June 10, 2026, the SST VI Note was further amended to expand the borrowing capacity up to $35.0 million, with additional borrowings to be disbursed on or before October 31, 2026, and an additional maturity extension option was added to possibly extend the maturity date to December 31, 2027, subject to certain customary terms and the payment of an extension fee equal to 0.25% of the outstanding principal balance. The borrower incurs a commitment fee owed to us in the amount of 1.0% of the additional disbursements. In June 2026, SST VI borrowed an additional $3.5 million on the SST VI Note.

The following table summarizes the carrying value of our investments in and advances to SST VI for the periods presented (dollars in thousands):

			Contractual	Effective
			Interest/	Interest/
	June 30,	December 31,	Preferred	Preferred	Maturity
	2026	2025	Rate (1)	Rate (1)	Date (1)
Receivables:
Receivables and advances due	$15,811	$5,319
Debt:
SST VI Note	28,500	25,000	SOFR + 3.5%	7.18%	06/30/2027
Equity:
Series D Preferred Units	34,650	34,650	6.00% (2)	6.00%
SST VI OP Units, SLP and Series C Units	4,499	4,959
Total investments in and advances to SST VI	$83,460	$69,928

(1)
Reflects the current interest/preferred rate or maturity date information in effect as of June 30, 2026, as applicable.
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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

For the three months ended June 30, 2026 and 2025, we recorded a net loss from our equity in earnings related to our common equity interests in SSGT III OP of approximately $0.2 million and $0.1 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded a net loss from our equity in earnings related to our common equity interests in SSGT III OP of approximately $0.3 million and $0.2 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively.

Debt Investments

On November 13, 2025, our Operating Partnership provided a bridge loan to Blue Door AM I, LLC, an indirect wholly owned subsidiary of SSGT III, for $15.0 million (the “SSGT III-Blue Door III Bridge Loan”) in order to capitalize a Delaware statutory trust. The SSGT III-Blue Door III Bridge Loan required a commitment fee equal to 0.50% of the original principal amount of the loan. Interest on the SSGT III-Blue Door III Bridge Loan accrues at a variable rate equal to SOFR plus 3.0% per annum. As such interest accrues it will be added to the principal balance outstanding on each payment date until the loan is fully repaid. The loan has an initial maturity date of November 13, 2026, with a one-time extension option of six months, extending the maturity to April 13, 2027, subject to certain conditions. An extension fee of 0.25% of the principal indebtedness as of the extension date is due if such extension option is exercised, and the spread on the interest rate increases to 4.0% upon exercising the extension option. The loan agreement requires the borrower to make a prepayment on the SSGT III-Blue Door III Bridge Loan in an amount equal to 80% of the equity proceeds the borrower receives from its equity issuances (each, a “Bridge Loan Prepayment”). Each Bridge Loan Prepayment is due on the next occurring payment date following the borrower’s receipt issuance proceeds.

On December 18, 2025, SSGT III’s taxable REIT subsidiary entered into a loan with KeyBank National Association (“KeyBank”) in the amount of $25.0 million (the “KeyBank-SSGT III Bridge Loan”), which was scheduled to mature on June 18, 2026, subject to a six-month extension option. Pursuant to such arrangement, we agreed to the subordination of the SSGT III-Blue Door III Bridge Loan to KeyBank’s rights to payment under the KeyBank-SSGT III Bridge Loan. SSGT III’s taxable REIT subsidiary fully repaid the KeyBank-SSGT III Bridge loan in June 2026.

The following table summarizes the carrying value of our investments in and advances to SSGT III for the periods presented (dollars in thousands):

			Contractual	Effective
	June 30,	December 31,	Interest	Interest	Maturity
	2026	2025	Rate (1)	Rate (1)	Date (1)
Receivables:
Receivables and advances due	$22,960	$15,878
Debt:
SSGT III-Blue Door III Bridge Loan	15,000	15,000	SOFR + 3.0%	6.68%	11/13/2026
Equity:
SSGT III OP Units and SSGT III SLP	1,494	1,971
Total investments in and advances to SSGT III	$39,454	$32,849

(1)
Reflects the current interest rate or maturity date information in effect as of June 30, 2026, as applicable.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Investments in and advances to DSTs Sponsored by SSGT III

On November 13, 2025, a subsidiary of ours funded three non-recourse mortgage loans to indirect DST subsidiaries of SSGT III for approximately $24.2 million, collectively. Each of these three loans (the “BD III DST Mortgage Loans”) have an initial maturity date of November 13, 2032. The BD III DST Mortgage Loans were funded net of approximately $0.4 million, or 1.75%, in fees owed to us for structuring and origination. Payments are due monthly in arrears, are interest only until maturity, and accrue at a fixed rate of 5.0% per annum. Subject to certain conditions, the DST borrowers have two extension options, each for a one-year term, with the second extension ultimately requiring full principal repayment in November 2034. If the DST borrowers choose to exercise the extension option, the interest rate in effect changes to a fixed rate calculated as the then current 30-day average SOFR rate plus a spread of 1.50%. Such calculated rate in effect as of the exercise of the extension option would be fixed until the ultimate maturity of the BD III DST Mortgage Loans. The DST borrowers may prepay the loans at any point in time, subject to the following premium schedule, expressed as a percentage of the then outstanding principal balance prepaid: (i) 5% on or before November 13, 2026, (ii) 3% between November 13, 2026 and November 13, 2028, (iii) 1% between November 13, 2028 and November 13, 2030, and (iv) 0% on or after November 13, 2030.

On January 28, 2026, a subsidiary of ours funded three non-recourse mortgage loans to indirect DST subsidiaries of SSGT III for approximately $16.0 million, collectively. Each of these three loans (the “BD IV DST Mortgage Loans”) had an initial maturity date of January 28, 2033. The BD IV DST Mortgage Loans were funded net of approximately $0.5 million, or 3.0%, in fees owed to us for structuring and origination. On June 16, 2026, in connection with the sale of the Spartanburg Three Properties to us, the indirect DST subsidiaries of SSGT III repaid the BD IV DST Mortgage Loans in full plus accrued interest in the amount of approximately $16.2 million. See Note 3 – Real Estate Facilities for more information on our acquisition of the Spartanburg Three Properties.

We serve as the property manager for the properties owned by the DSTs that are leased pursuant to a master lease by a SSGT III subsidiary, which pursuant to the lease is required to pay rent to the DST equal to the required debt service. Such requirement is further supported by a minimum capital requirement of the SSGT III lessor entity, initially further supported by a guaranty from the SSGT III OP of such required capital. As of June 30, 2026 and December 31, 2025, SSGT III had sponsored and initiated the syndication of DST interests to retail investors for such DST programs, covering eight properties.

The above SSGT III DST syndicated offerings were in various stages of completion. We serve as the property manager for each property owned by such DSTs.

The following table summarizes the carrying value of our investments in and advances to DSTs sponsored by SSGT III for the periods presented (dollars in thousands):

			Contractual	Effective
	June 30,	December 31,	Interest	Interest	Maturity
	2026	2025	Rate (1)	Rate (1)	Date (1)
Debt:
BD III DST Mortgage Loans	$24,191	$24,191	5.00%	5.00%	11/13/2032
Total investments in and advances to DSTs Sponsored by SSGT III	$24,191	$24,191

(1)
Reflects the current interest rate or maturity date information in effect as of June 30, 2026, as applicable.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

On October 29, 2025, we, through one of our subsidiaries entered into a preferred unit purchase agreement with SST X OP for 72,000 series A cumulative preferred units of SST X OP (the “Series A Preferred Units”) for $1.8 million. Distributions on the Series A Preferred Units are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter. The Series A Preferred Units require an investment fee equal to 1.0% of the amount invested at any closing. As of June 30, 2026 and December 31, 2025, we owned an aggregate of 72,000 and 72,000, respectively, Series A Preferred Units for $1.8 million and $1.8 million, respectively.

We recorded income from our investment in the Series A Preferred Units of approximately $27,000 and none for the three months ended June 30, 2026 and 2025, respectively, and approximately $0.1 million and none for the six months ended June 30, 2026 and 2025, respectively, which is included in investment income, net in our consolidated statements of operations.

On October 30, 2025, in connection with the above described investment in the SST X OP, we sold the Murfreesboro, Tennessee property to SST X for approximately $7.9 million.

The following table summarizes the carrying value of our investments in and advances to SST X for the periods presented (dollars in thousands):

	June 30,	December 31,	Preferred
	2026	2025	Rate (1)
Receivables:
Receivables and advances due	$3,393	$2,208
Equity:
Series A Preferred Units	1,782	1,782	6.00%
SST X OP Units and Common Stock	3	3
Total investments in and advances to SST X	$5,178	$3,993

(1)
Reflects the current rate in effect as of June 30, 2026, as applicable. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter.

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

For the three months ended June 30, 2026 and 2025, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.1 million and $0.4 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

For the three months ended June 30, 2026 and 2025, we recorded reimbursements from SAM related to services provided to SAM of approximately $0.2 million and $0.1 million, respectively, which were included in Managed Platform revenue in our consolidated statements of operations. For the six months ended June 30, 2026 and 2025, we recorded reimbursements from SAM related to services provided to SAM of approximately $0.3 million and $0.3 million, respectively, which were included in Managed Platform revenue in our consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, a receivable of approximately $0.3 million and $0.4 million, respectively, was due from SAM related to the Administrative Services Agreement.

See Note 6 – Investments in Unconsolidated Real Estate Ventures for additional information regarding other equity method investees deemed to be a related party, given they are accounted for as equity method investments.

Note 13. Equity-Based Compensation

Prior to June 15, 2022, we issued equity-based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”), and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity-based compensation. Through June 30, 2026, we have generally issued equity-based awards in two forms: (1) restricted stock awards consisting of shares of our common stock, and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

Prior to April 1, 2025, the day we executed our underwriting agreement and sold 27,000,000 shares of common stock pursuant to our Underwritten Public Offering, the fair value of our restricted stock was determined on the grant date based on an estimated value per share. The estimated fair value of our restricted stock was determined with the assistance of third-party valuation specialists primarily based on an income approach to value our properties as well as the Managed Platform, less the estimated fair value of our debt and other liabilities. The key assumptions previously used in estimating the fair value of our restricted stock were projected annual net operating income, projected growth rates, discount rates, capitalization rates and an illiquidity discount, if applicable. The fair value of LTIP Units were further adjusted as compared to the determined restricted stock value by applying an additional discount as the LTIP Units are not initially economically equivalent to our restricted stock. For performance-based awards dependent upon meeting certain operational performance targets, a fair value was determined for each performance ranking scenario, with stock compensation expense recorded using the fair value of the scenario determined to be probable of achievement as of the end of the respective period.

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

Beginning in March 2026, performance-based awards granted to our executives vest contingent upon the achievement of certain market-based criteria, as described below. For performance-based awards subject to market-based vesting criteria, a fair value was determined at the date of grant and is recognized over the commensurate service period for such grant. The value of such performance-based awards with a market-based criteria will take into account the probability that such award may vest in full, or not at all; therefore, in accordance with GAAP, the amount of expense recorded is not adjusted for actual achievement.

In March 2026, the compensation committee of our board of directors approved the 2026 executive compensation terms for our executives, which included (1) performance-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units, and (2) time-based equity grants in the form of either, at the election of the executive, restricted stock awards or LTIP Units. There were two performance-based awards granted, (i) an award that is subject to vesting based on exceeding certain thresholds relative to a comparison of the Company’s total shareholder return (“TSR”) to the National Association of Real Estate Investment Trusts (“NAREIT”) index, and (ii) an award that is subject to vesting based on a comparison of the Company’s weighted average TSR relative to a self storage peer group.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

The following table summarizes the activity related to our time-based awards:

	Restricted Stock		LTIP Units
Time-Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	19,661	$57.12	104,484	$53.68
Granted	350,368	30.18	365,195	33.83
Vested	(223,580)	31.34	(81,964)	49.75
Forfeited	(21,248)	30.97	—	—
Unvested at December 31, 2025	125,201	32.20	387,715	35.81
Granted	26,544	31.03	136,130	29.63
Vested	(35,945)	34.72	(76,703)	29.80
Forfeited	(4,940)	30.86	—	—
Unvested at June 30, 2026	110,860	$31.16	447,142	$34.96

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

June 30, 2026

(Unaudited)

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

The following table summarizes our activity related to our performance-based awards:

	LTIP Units
Performance-Based Award Grants	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	159,641	$53.52
Granted	68,634	52.12
Vested	(13,633)	52.72
Forfeited	(13,633)	52.72
Unvested at December 31, 2025	201,009	53.16
Granted	149,578	18.60
Vested (1)	(66,373)	53.20
Forfeited	—	—
Unvested at June 30, 2026	284,214	$34.96

(1)
In March 2026, the Compensation Committee of the board of directors approved the vesting of the 2023 performance grant at 200% of the targeted award.

The fair value of the performance-based awards with a market-based TSR condition are estimated on the date of grant using a Monte Carlo simulation model. The following table summarizes certain key assumptions used to value the performance-based LTIPs with a market-based TSR condition for the grants presented:

2026 TSR Grants
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

LTIP Units are designed to qualify as “profits interests” in our Operating Partnership for federal income tax purposes. The profits interests’ characteristics of the LTIP Units mean that initially they will not be treated as economically equivalent in value to a common unit and the issuance of LTIP Units will not be a taxable event to our Operating Partnership or the recipient. If and when certain events occur pursuant to applicable tax regulations and in accordance with the Operating Partnership Agreement, LTIP Units may become economically equivalent to common units of limited partnership interest of our Operating Partnership on a one-for-one basis.

As of June 30, 2026 and December 31, 2025, 1,135,854 and 1,443,166, respectively, shares of stock were available for issuance under the Plan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

For the three and six months ended June 30, 2026, we recorded approximately $3.2 million and $5.8 million, respectively, and for the three and six months ended June 30, 2025, we recorded approximately $4.0 million and $5.2 million, respectively, of equity-based compensation expense in general and administrative in our consolidated statements of operations.

For the three and six months ended June 30, 2026, we recorded approximately $33,000 and $0.1 million, respectively, and for the three and six months ended June 30, 2025, we recorded approximately $1.7 million and $1.8 million, respectively, of equity-based compensation expense in property operating expenses in our consolidated statements of operations.

For the three and six months ended June 30, 2026, we recorded approximately $0.1 million and $0.2 million, respectively, and for the three and six months ended June 30, 2025, we recorded approximately $1.0 million and $1.0 million, respectively, of equity-based compensation expense in managed platform expenses in our consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, there was approximately $20.3 million and $17.1 million, respectively, of total unrecognized compensation expense related to non-vested equity awards. As of June 30, 2026 and December 31, 2025, such cost was expected to be recognized over a weighted-average period of approximately 2.5 years and 2.7 years, respectively.

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

Note 14. Commitments and Contingencies

AXCS Joint Venture

During 2026, we entered into a joint venture arrangement (the “AXCS Joint Venture”) with AXCS Capital (“AXCS”), a real estate lending joint venture targeting bridge debt and preferred equity financing for self storage owners in the United States. The AXCS Joint Venture intends to potentially deploy capital across the full spectrum of structured capital solutions, including senior loans, mezzanine financing, preferred equity, and hybrid instruments. Target investment scenarios include ground-up development financing, value-add acquisitions and conversions, and recapitalizations of existing assets requiring bridge capital. The AXCS Joint Venture will have an initial target of $100.0 million in invested capital and the ability to recycle capital throughout the joint venture’s term. Through our wholly owned subsidiaries, we committed to potentially fund up to $95.0 million to the joint venture, and AXCS committed to potentially fund up to $5.0 million. AXCS will source the investment deals, and both AXCS and SmartStop will underwrite any potential investments. All investments are subject to approval of the AXCS Joint Venture’s investment committee, which is composed of three members appointed by SmartStop and two members appointed by AXCS. AXCS serves as asset manager in accordance with the terms of the AXCS Joint Venture agreement. As such, AXCS is responsible for managing and administering the investments on a day-to-day basis, such as investment processing and administration. Distributions are paid in the following order: (i) 100% of capital invested by AXCS and SmartStop is returned such that the unreturned capital contributions of each member is reduced to $0, (ii) 100% to both SmartStop and AXCS until each member has received a cumulative internal rate of return on their capital contributions of 10%, and (iii) for the distributions in excess of the amounts stated above in (i) and (ii), 20% of such distributions to AXCS, and the remaining 80% of such distributions to be paid to SmartStop and AXCS based on their proportional capital contributions. As of June 30, 2026, the AXCS Joint Venture had not yet made any investments, and neither member had contributed any capital.

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

June 30, 2026

(Unaudited)

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

Additionally, in connection with the Class A-1 Units of our Operating Partnership issued in connection with the Self Administration Transaction, which Class A-1 Units are also subject to the general restrictions on transfer contained in the Operating Partnership Agreement, we have agreed that the consent of our Operating Partnership will be required for certain “Extraordinary Matters” submitted to the vote of our stockholders. Such consent shall be based on the vote of all partners of our Operating Partnership. In addition, we agreed that our vote, of limited interests we hold in our Operating Partnership, will be voted in proportion to the votes cast by our stockholders on such Extraordinary Matter. The term “Extraordinary Matter” for purposes of this consent means any merger, sale of all or substantially all of our assets, share exchange, conversion, dissolution or charter amendment, in each case where the vote of our stockholders is required under Maryland law. The Class A-1 Units are otherwise entitled to all rights and duties of the limited partnership units in our Operating Partnership, including cash distributions and the allocation of any profits or losses in our Operating Partnership.

Other Contingencies and Commitments

We have severance arrangements which cover certain members of our management team; these provide for severance payments upon certain events, including after a change of control.

See Note 12 – Related Party Transactions related to our debt investments in the Managed REITs for more information about our contingent obligations under these agreements.

As of June 30, 2026, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.9 million, $4.2 million and $0.1 million during the years ended December 31, 2026, 2027, and 2028, respectively.

From time to time, we are party to various contingencies as well as legal, regulatory and other proceedings that arise in the ordinary course of our business. In accordance with applicable accounting guidance, management accrues an estimated liability when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. For such proceedings, we are not aware of any for which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.

Note 15. Declaration of Distributions

For the months of June, July and August 2026, our board of directors approved a distribution amount such that all holders of our outstanding common stock will receive a distribution equivalent to an annualized distribution of $1.60 per share. Each monthly distribution was paid, or will be paid, on or about July 15, 2026, August 14, 2026 and September 15, 2026, respectively.

Note 16. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following significant events have occurred subsequent to June 30, 2026.

Potential SST VI-SSGT III Merger

On July 14, 2026, SST VI and SSGT III entered into a definitive Agreement and Plan of Merger (the “SST VI-SSGT III Merger Agreement”). Pursuant to the SST VI-SSGT III Merger Agreement, SST VI will acquire SSGT III by way of a merger with SSGT III (the “SST VI-SSGT III Merger”). The SST VI-SSGT III Merger is expected to close during the fourth quarter of 2026.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Assuming all conditions of the SST VI-SSGT III Merger Agreement are satisfied and the SST VI-SSGT III Merger is consummated in accordance with the terms in the SST VI-SSGT III Merger Agreement, SST VI will acquire all of the properties owned by SSGT III, with such properties becoming part of SST VI’s portfolio and subject to the SST VI Advisory Agreement. Our existing advisory agreement with and among SSGT III and its various subsidiaries, as applicable, will be terminated, as described above, and no further fees will be paid thereunder. The terms of the SST VI Advisory Agreement are substantially the same as the SSGT III Advisory Agreement. Upon the consummation of the SST VI-SSGT III Merger, while SmartStop Storage Advisors, LLC will not be entitled to receive a subordinated distribution pursuant to the special limited partnership interest we hold in SSGT III OP; however, the SSGT III assets will become subject to the existing similar special limited partnership interest we hold in SST VI OP.

Concurrently with the entry into the SST VI-SSGT III Merger Agreement, SSGT III, the SSGT III OP, and the SSGT III advisor entered into a termination agreement, pursuant to which the SSGT III Advisory Agreement will terminate immediately prior to the closing of the SST VI-SSGT III Merger. The termination agreement also provides that notwithstanding the disposition fee and related calculations due to the SSGT III advisor under the SSGT III Advisory Agreement, the parties agreed that the amount payable to the SSGT III advisor thereunder immediately prior to the closing of the merger shall be $2.0 million, which amount shall be paid in units of limited partnership interests in SSGT III OP.

AXCS Clover Preferred Investment

On August 4, 2026, the AXCS Joint Venture made a preferred equity investment in an unaffiliated entity that owns a self storage property located in Livonia, Michigan (the “AXCS Clover Preferred Investment”). The AXCS Clover Preferred Investment was structured as preferred equity, carrying a 16.0% preferred return, with up to 8.0% paid-in-kind. The total preferred investment is up to $4.3 million, with $3.3 million funded with cash at close ($3.1 million funded by us) and $1.0 million held back by the AXCS Joint Venture as a mandatory payment reserve, which shall be considered issued as drawn when used to pay the current coupon due. The preferred equity has a three-year initial term with two 12-month extension options.

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

As of June 30, 2026, our wholly-owned portfolio consisted of 180 operating self storage properties diversified across 19 states, the District of Columbia, and Canada, comprising approximately 124,000 units and 14.1 million net rentable square feet.

Additionally, as of June 30, 2026, we owned a 50% equity interest in 14 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and four properties that were being developed into self storage properties.

Through our Managed Platform (as defined below), we serve as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT, (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). We manage the properties owned by the Managed REITs and the properties owned by the Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs. As of June 30, 2026, we managed 52 of such operating self storage properties, consisting of approximately 43,000 units and 4.6 million rentable square feet.

On October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information. As of June 30, 2026, we managed approximately 220 of such operating self storage properties, consisting of approximately 100,000 units and 15.7 million rentable square feet (the “Third Party Platform”).

The Third Party Platform, the Managed REITs and the properties owned by the DSTs sponsored by one of the Managed REITs are collectively referred to as the “Managed Platform.” In total, as of June 30, 2026, we managed approximately 270 operating self storage properties, which we did not own, consisting of approximately 143,000 units and 20.3 million rentable square feet through our Managed Platform.

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

On October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”), we acquired Argus. The principal assets acquired were property management contracts covering the management of more than 220 properties and 400 employees, and an operating lease for Argus’ corporate headquarters in Tucson, Arizona and other intellectual and personal property.

Additionally, we plan to continue to expand our third-party management platform in both Canada and the United States by scaling our Third Party Platform or through additional investments in or acquisitions of third-party management firms.

We have provided financing to the Managed REITs in the form of mezzanine loans, bridge loans, promissory notes, and preferred equity as applicable. We intend to continue in this practice going forward, if necessary. We continue to look to further expand our lending practice to self storage facilities outside of the Managed REITs, to third party managed properties or joint venture properties. We may enter into joint ventures or other forms of co-investments in order to scale our overall property count and diversify our portfolio of properties. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price, but for which we would target being the property manager, both in the U.S. and Canada.

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

In addition, we have the internal capability to originate, structure and manage additional self storage investment programs or Managed REITs, which would be sponsored by SmartStop REIT Advisors, LLC (“SRA”), our indirect subsidiary. We acquired such capability in 2019 from Strategic Asset Management I, LLC, our former sponsor (“SAM”). We generate asset management fees, property management fees, acquisition fees, and other fees and also receive substantially all of the tenant protection program revenue earned by our Managed REITs, as applicable. For the property management and advisory services that we provide, we are reimbursed for certain expenses that otherwise helps to offset our net operating expense burden. We primarily generate property management fees and receive a portion of the tenant protection program revenue from our third-party owners and are reimbursed for certain costs incurred by our Third Party Platform, as applicable.

Wholly-Owned Properties

As of June 30, 2026, our wholly-owned operating self storage portfolio was composed as follows:

State	No. of Properties	Units (1)	Rentable Sq. Ft. (net) (2)	% of Total Rentable Sq. Ft.	Physical Occupancy % (3)	Rental Income % (4)
United States:
Alabama	1	1,090	163,300	1.2%	92.3%	0.6%
Arizona	4	3,130	329,100	2.3%	94.5%	2.1%
California	32	21,955	2,321,300	16.5%	91.9%	20.1%
Colorado	11	6,475	750,450	5.3%	93.3%	4.6%
Florida	28	21,435	2,500,250	17.7%	92.5%	19.8%
Illinois	6	3,785	432,450	3.0%	92.3%	2.8%
Indiana	2	1,030	112,700	0.8%	90.2%	0.5%
Massachusetts	2	1,045	111,800	0.8%	90.3%	1.7%
Maryland	2	1,610	169,500	1.2%	94.4%	1.2%
Michigan	4	2,220	266,100	1.9%	92.3%	1.5%
New Jersey	5	5,395	488,300	3.5%	79.0%	3.7%
Nevada	9	7,160	865,000	6.1%	92.7%	5.4%
North Carolina	18	8,670	1,138,850	8.1%	89.8%	6.8%
Ohio	5	2,830	320,050	2.3%	92.4%	1.5%
South Carolina	7	4,605	587,500	4.2%	90.6%	1.9%
Texas	17	10,830	1,388,050	9.8%	93.3%	9.4%
Virginia	1	830	71,100	0.5%	95.4%	0.8%
Washington	5	3,430	390,550	2.8%	93.1%	3.0%
Wisconsin	1	780	83,400	0.6%	94.0%	0.5%
District of Columbia	1	830	72,000	0.5%	91.6%	0.7%
Total United States	161	109,135	12,561,750	89.1%	91.7%	88.6%
Canada:
Alberta, Canada	5	3,050	358,050	2.5%	88.1%	2.1%
British Columbia, Canada	1	800	74,000	0.5%	93.9%	0.6%
Ontario, Canada	13	10,610	1,110,700	7.9%	92.5%	8.7%
Total Canada	19	14,460	1,542,750	10.9%	91.6%	11.4%
Grand Total	180	123,595	14,104,500	100.0%	91.7%	100.0%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,600 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,120,000 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of June 30, 2026.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the six months ended June 30, 2026.

JV Properties

As of June 30, 2026, we had ownership interests in the Canadian JV Properties (defined below) and the Nantucket Joint Venture (defined below and together with the Canadian JV Properties, the “JV Properties”). We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the “Nantucket Joint Venture”). This property became operational in December 2025, and we serve as the property manager of this self storage property. As of June 30, 2026 and December 31, 2025, the carrying value of this investment was approximately $6.4 million and $7.0 million, respectively, which represented an indirect investment of approximately 42% minority ownership of the property.

We are party to joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own 14 joint venture properties (the “Canadian JV Properties”), 10 of which were operational and four of which were being developed into self storage properties as of June 30, 2026.

The following table summarizes our 50% ownership interests in the Canadian JV Properties (in thousands):

	Date Real Estate	Carrying Value of Investment as of
	Venture Became	June 30,	December 31,
Canadian JV Property	Operational	2026	2025
Dupont (1)	October 2019	$447	$583
East York (1)	June 2020	5,212	5,209
Brampton (1)	November 2020	1,520	1,597
Vaughan (1)	January 2021	1,983	2,064
Oshawa (1)	August 2021	263	285
Scarborough (1)	November 2021	2,160	2,099
Aurora (1)	December 2022	186	256
Kingspoint (1)	March 2023	2,267	2,448
Whitby (1)	January 2024	3,556	3,830
Markham (1)	May 2024	2,557	3,155
Regent (2)	Under Development	5,611	3,839
Allard (2)	Under Development	1,354	1,270
Finch (2)	Under Development	3,176	3,033
127 Ave. (3)	Under Development	753	—
		$31,045	$29,668

(1)
As of June 30, 2026 and December 31, 2025, these operating properties were encumbered by first mortgages pursuant to the RBC JV Term Loan III (defined below).
(2)
The property is currently under development to become a self storage facility.
(3)
On January 6, 2026, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and the property is currently under development to become a self storage facility.

Other Properties

We own our office located in Ladera Ranch, California, which houses our corporate headquarters.

We have an office lease of approximately 5,000 square feet located in Tucson, Arizona, which is the primary office of our recently acquired Third Party Platform.

Critical Accounting Policies and Estimates

We have established accounting policies that conform to United States generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our consolidated financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. An entity is required to consolidate a VIE if it is the primary beneficiary of the VIE.

Our Operating Partnership is deemed to be a VIE and is consolidated by us as we are currently the primary beneficiary. Our sole significant asset is our investment in our Operating Partnership; as a result, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership and its wholly owned subsidiaries. Additionally, we are the primary beneficiary of our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III and SST X. As a result, the Tenant Protection Program joint ventures are consolidated.

Our investments in real estate joint ventures where we have significant influence but not control, and joint ventures which are VIEs for which we are not the primary beneficiary, are recorded under the equity method of accounting.

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986 (the “Code”) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2014. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to U.S. federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

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

As of June 30, 2026 and 2025, we wholly owned 180 and 171, respectively, operating self storage facilities.

Our operating results for the three months ended June 30, 2026 included full period results for 177 self storage facilities and partial period results for three self storage facilities. Our operating results for the three months ended June 30, 2025 included full period results for 164 self storage facilities and partial period results for seven self storage facilities.

Our operating results for the six months ended June 30, 2026 included full period results for 177 self storage facilities and partial period results for three self storage facilities. Our operating results for the six months ended June 30, 2025 included full period results for 161 self storage facilities and partial period results for 10 self storage facilities.

Operating results in future periods will depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Three Months Ended June 30, 2026 and 2025

Total Self Storage Revenues

Total self storage related revenues for the three months ended June 30, 2026 and 2025 were approximately $65.8 million and $60.9 million, respectively. The increase in total self storage revenues of approximately $4.9 million, or approximately 8%, was primarily attributable to an increase in non same-store revenues of approximately $4.1 million, largely related to the net increase of nine wholly-owned properties acquired after June 30, 2025, the operating results of which were not included during the three months ended June 30, 2025. Additionally, our same-store revenues were up approximately $0.7 million, or approximately 1.3%, and our tenant protection program revenues across all of our stores were up approximately $0.2 million.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect our non same-store revenues to grow, commensurate with increases in occupancy and increased rates as such properties stabilize.

Managed Platform Revenues

Managed Platform revenues for the three months ended June 30, 2026 and 2025 were approximately $6.7 million and $4.0 million, respectively. The increase in Managed Platform revenues of approximately $2.7 million was primarily related to our newly acquired Third Party Platform and, to a lesser extent, an increase in the other recurring revenues derived from the Managed REITs, generally commensurate with their growth, as compared to the same period in the prior year, offset by a reduction in acquisition fee revenue of approximately $0.6 million as compared to the same period in the prior year.

We expect Managed Platform revenues to fluctuate the rest of the year commensurate with our Managed Platform’s changes in assets under management.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the three months ended June 30, 2026 and 2025 were approximately $6.7 million and $1.9 million, respectively. Such revenues consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $4.8 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2026 and 2025 were approximately $21.2 million (or 32% of self storage revenue) and $22.1 million (or 36% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The reduction in property operating expenses of approximately $0.9 million was primarily attributable to reduced equity-based compensation expenses of approximately $1.7 million, as the IPO Grant related expense was fully recognized as of September 30, 2025, partially offset primarily by increased property operating expenses from wholly-owned properties acquired after June 30, 2026, as compared to the same period in the prior year.

We expect property operating expenses to fluctuate commensurate with inflationary pressures, along with the timing and nature of any future acquisitions.

Managed Platform Expenses

Managed Platform expenses for the three months ended June 30, 2026 and 2025 were approximately $3.7 million and $3.3 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed Platform. The increase in Managed Platform expenses of approximately $0.4 million was primarily attributable to our newly acquired Third Party Platform.

We expect Managed Platform expenses to fluctuate commensurate with changes in the assets under management of our Managed Platform.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the three months ended June 30, 2026 and 2025 were approximately $6.7 million and $1.9 million, respectively. Such expenses consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $4.8 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 and 2025 were approximately $9.9 million and $11.7 million, respectively. Such expenses consisted primarily of compensation-related costs, equity-based compensation, marketing-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The reduction in general and administrative expenses of approximately $1.8 million was primarily attributable to the reduction of stock compensation costs associated with the IPO Grant of approximately $1.0 million as compared to the same period in the prior year. Additionally, in the prior year period, we incurred approximately $0.7 million incidental to our Underwritten Public Offering in general and administrative expenses, which was not directly attributable to the offering. Such cost was not incurred in 2026.

We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended June 30, 2026 and 2025 were approximately $19.8 million and $17.3 million, respectively. Depreciation expense consisted primarily of depreciation on the buildings and site improvements at our properties. Intangible amortization expense primarily consisted of the amortization of our in place lease intangible assets resulting from our self storage acquisitions, and, to a lesser extent, the amortization of the customer contracts and related relationships intangible asset recorded in connection with our acquisition of the Third Party Platform. The increase in depreciation and intangible amortization expense of approximately $2.5 million was primarily attributable to such increases related to the net increase of nine wholly-owned properties acquired after June 30, 2025, as well as additional depreciation and intangible amortization expense related to the seven properties we acquired during the three months ended June 30, 2025.

Acquisition Expenses

Acquisition expenses for the three months ended June 30, 2026 and 2025 were approximately $0.2 million and $0.4 million, respectively. The decrease in acquisition expenses of approximately $0.2 million was due to decreased acquisition volume in the current period.

Contingent Earnout Adjustment

Contingent earnout adjustment for the three months ended June 30, 2026 and 2025 was approximately $0.4 million and none, respectively. Such expense represents the adjustment to fair value of the contingent earnout related to the Third Party Platform Acquisition. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information.

Gain on Disposition of Real Estate

Gain on disposition of real estate for the three months ended June 30, 2026 and 2025 was approximately $0.5 million and none, respectively. Such gain was recorded in connection with the partial taking of our Asheville III property in an eminent domain case. See Note 3 – Real Estate Facilities of the Notes to the Consolidated Financial Statements for additional information.

Equity in Earnings (Losses) from Investments in Unconsolidated Real Estate Ventures

Losses from our equity method investments in unconsolidated real estate ventures for the three months ended June 30, 2026 and 2025 were approximately $0.2 million and $0.1 million, respectively. Losses from our equity method investments in unconsolidated real estate ventures primarily consisted of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in Earnings (Losses) from Investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended June 30, 2026 and 2025 were approximately $0.4 million and $0.2 million, respectively. Losses from our equity method investments in Managed REITs consisted primarily of our allocation of earnings and losses from our investments in the Managed REITs.

Investment Income, Net

Investment income, net for the three months ended June 30, 2026 and 2025 was approximately $2.1 million and $0.7 million, respectively. Investment income, net includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, interest earned on cash held at financial institutions, as well as income earned on our preferred investments, net of reserve adjustments thereon. The increase in investment income, net of approximately $1.4 million was primarily related to increased lending to the Managed REITs, as well as increases in our preferred investments.

We expect investment income, net to primarily fluctuate commensurate with the level of outstanding borrowings and preferred investments.

Other, Net

Other, net for the three months ended June 30, 2026 and 2025 was approximately $6.4 million of income and $1.4 million of expense, respectively. Other, net consisted primarily of the impact related to transactions denominated in a currency other than the functional currency of such entity and changes in our net investments not classified as long-term, certain state tax expenses, other miscellaneous items and, in the previous year, interest rate hedges not designated for hedge accounting. The favorable variance as compared to the prior period was primarily attributable to a net favorable foreign currency fluctuation of approximately $7.3 million, largely driven by our Canadian notes during the three months ended June 30, 2026.

Interest Expense

Interest expense for the three months ended June 30, 2026 and 2025 was approximately $13.3 million and $12.0 million, respectively. Interest expense included interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and, in the prior year, the impact of any interest rate derivatives designated for hedge accounting. The increase in interest expense of approximately $1.3 million was primarily due to increased borrowings, partially offset by a lower average effective interest rate due to favorable changes in our outstanding debt.

We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the three months ended June 30, 2026 and 2025 was none and approximately $1.7 million, respectively. Loss on debt extinguishment for the three months ended June 30, 2025 was primarily related to debt issuance costs written off in connection with a reduction in the total commitment on our previously existing credit facility from $700 million to $600 million, the pay-off of the 2027 NBC loan and the full repayment of the 2025 KeyBank Acquisition Facility, which were all completed during the three months ended June 30, 2025.

Please see Note 7 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Income Tax (Expense) Benefit

Income tax expense for the three months ended June 30, 2026 and 2025 was approximately $0.4 million and $0.3 million, respectively. Income tax expense consisted primarily of state, federal, and Canadian income tax. The increase in income tax expense of approximately $0.1 million was primarily due to an increase in our tax expense related to our Canadian properties.

We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - Three Months Ended June 30, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025, excluding seven other properties) for the three months ended June 30, 2026 and 2025. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, eminent domain proceedings, development activity, properties impacted by casualty events, lease up properties or similar other such factors (dollars in thousands, except per occupied square foot amounts):

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenue (1)	$55,139	$54,452	1.3%	$8,095	$4,022	N/M	$63,234	$58,474	8.1%
Property operating expenses (2)	18,013	18,643	(3.4)%	2,965	1,592	N/M	20,978	20,235	3.7%
Net operating income	$37,126	$35,809	3.7%	$5,130	$2,430	N/M	$42,256	$38,239	10.5%
Number of facilities	155	155		25	16		180	171
Rentable square feet (3)	12,116,650	12,102,850		1,987,850	1,359,200		14,104,500	13,462,050
Average physical occupancy (4)	92.5%	93.1%	(0.6)%	86.8%	N/M	N/M	91.8%	92.8%	(1.0)%
Annualized rent per occupied square foot (5)	$20.33	$19.96	1.9%	$21.10	N/M	N/M	$20.43	$19.99	2.2%

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
(3)
As of June 30, 2026 and 2025, parking represented approximately 1,120,000 and 1,068,000 square feet, respectively, of the total rentable square feet. On a same-store basis, for the same periods, parking represented approximately 984,000 square feet. Amounts not in thousands.
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

Our same-store revenue increased by approximately $0.7 million, or 1.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an approximately 1.9% increase in annualized rent per occupied square foot, slightly offset by a decrease in occupancy of approximately 0.6%, and increased administrative and late fees. Our same-store property operating expenses decreased by approximately $0.6 million, or 3.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to decreased property insurance costs and repairs and maintenance expense.

Net operating income (“NOI”) is a non-GAAP measure that we define as net income (loss), computed in accordance with GAAP, generated from properties before corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses, tenant protection economics, stock compensation related to our IPO Grant and other non-property related income and expense, as applicable. We believe that NOI is useful for investors as it provides a measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the ongoing operation of the properties. Additionally, we believe that NOI (sometimes referred to as property operating income) is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. In addition, NOI is not a substitute for net income (loss), cash flows from operations, or other related financial measures, in evaluating our operating performance.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$12,075	$(4,799)
Adjusted to exclude:
Tenant Protection Program revenue (1)	(2,603)	(2,410)
Tenant Protection Program related expense	248	110
IPO Grant (2)	—	1,705
Managed Platform revenue	(6,747)	(4,036)
Managed Platform expenses	3,711	3,250
General and administrative	9,893	11,695
Depreciation	16,505	15,374
Intangible amortization expense	3,245	1,929
Acquisition expenses	219	359
Contingent earnout adjustment	399	—
Losses from equity method investments in unconsolidated real estate ventures	154	119
Losses from equity method investments in Managed REITs	444	157
Other, net	(6,409)	1,416
Investment income, net	(2,107)	(723)
Interest expense	13,339	12,030
Loss on debt extinguishment	—	1,745
Gain on disposition of real estate	(489)	—
Income tax expense	379	318
Total net operating income	$42,256	$38,239

(1)
Approximately $2.3 million and $2.2 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended June 30, 2026 and 2025, respectively, with the remaining approximately $0.3 million and $0.2 million earned at non same-store facilities during the three months ended June 30, 2026 and 2025, respectively.
(2)
Stock compensation expense herein only includes IPO Grant expense included in property operating expense.

Comparison of the Six Months Ended June 30, 2026 and 2025

Total Self Storage Revenues

Total self storage related revenues for the six months ended June 30, 2026 and 2025 were approximately $130.7 million and $120.1 million, respectively. The increase in total self storage revenues of approximately $10.6 million, or approximately 9%, was primarily attributable to an increase in non same-store revenues of approximately $8.6 million, largely related to the net increase of nine wholly-owned properties acquired after June 30, 2025, the operating results of which were not included during the six months ended June 30, 2025. Additionally, our same-store revenues were up approximately $1.5 million, or approximately 1.4%, and our tenant protection program revenues across all of our stores were up approximately $0.5 million.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect our non same-store revenues to grow, commensurate with increases in occupancy and increased rates as such properties stabilize.

Managed Platform Revenues

Managed Platform revenues for the six months ended June 30, 2026 and 2025 were approximately $13.4 million and $8.1 million, respectively. The increase in Managed Platform revenues of approximately $5.3 million was primarily related to our newly acquired Third Party Platform and, to a lesser extent, an increase in the other recurring revenues derived from the Managed REITs, generally commensurate with their growth, as compared to the same period in the prior year, offset by a reduction in acquisition fee revenue of approximately $1.8 million as compared to the same period in the prior year.

We expect Managed Platform revenues to fluctuate the rest of the year commensurate with our Managed Platform’s changes in assets under management.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the six months ended June 30, 2026 and 2025 were approximately $13.6 million and $4.0 million, respectively. Such revenues consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $9.6 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2026 and 2025 were approximately $43.4 million (or 33% of self storage revenue) and $42.1 million (or 35% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The increase in property operating expenses of approximately $1.3 million was largely attributable to increased non same-store property operating expenses of $3.3 million, partially offset by reduced equity-based compensation expenses of approximately $1.7 million, as the IPO Grant related expense was fully recognized as of September 30, 2025, as well as reduced same-store repairs and maintenance expense and property insurance expense as compared to the same period in the prior year.

We expect property operating expenses to fluctuate commensurate with inflationary pressures, along with the timing and nature of any future acquisitions.

Managed Platform Expenses

Managed Platform expenses for the six months ended June 30, 2026 and 2025 were approximately $8.1 million and $4.5 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed Platform. The increase in Managed Platform expenses of approximately $3.6 million was primarily attributable to our newly acquired Third Party Platform.

We expect Managed Platform expenses to fluctuate commensurate with changes in the assets under management of our Managed Platform.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the six months ended June 30, 2026 and 2025 were approximately $13.6 million and $4.0 million, respectively. Such expenses consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $9.6 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 and 2025 were approximately $19.0 million and $19.5 million, respectively. Such expenses consisted primarily of compensation-related costs, equity-based compensation, marketing-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The reduction in general and administrative expenses of approximately $0.5 million was primarily attributable to the following costs incurred during the six months ended June 30, 2025 that were not incurred in 2026: (i) approximately $0.8 million incidental to our Underwritten Public Offering included in general and administrative expenses, which was not directly attributable to the offering, and (ii) approximately $0.6 million of professional fees related to the calculation of our estimated net asset value. These reductions were partially offset by an approximately $1.0 million increase in stock compensation related expense during the six months ended June 30, 2026, as compared to the same period in the prior year.

We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the six months ended June 30, 2026 and 2025 were approximately $39.8 million and $34.0 million, respectively. Depreciation expense consisted primarily of depreciation on the buildings and site improvements at our properties. Intangible amortization expense primarily consisted of the amortization of our in place lease intangible assets resulting from our self storage acquisitions, and, to a lesser extent, the amortization of the customer contracts and related relationships intangible asset recorded in connection with our acquisition of the Third Party Platform. The increase in depreciation and intangible amortization expense of approximately $5.8 million was primarily attributable to such increases related to the net increase of nine wholly-owned properties acquired after June 30, 2025, as well as additional depreciation and intangible amortization expense related to nine properties we acquired during the six months ended June 30, 2025.

Acquisition Expenses

Acquisition expenses for the six months ended June 30, 2026 and 2025 were approximately $0.3 million and $0.6 million, respectively. The decrease in acquisition expenses of approximately $0.3 million was due to decreased acquisition volume in the current period.

Contingent Earnout Adjustment

Contingent earnout adjustment for the six months ended June 30, 2026 and 2025 was approximately $1.0 million and none, respectively. Such expense represents the adjustment to fair value of the contingent earnout related to the Third Party Platform Acquisition. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information.

Gain on Disposition of Real Estate

Gain on disposition of real estate for the six months ended June 30, 2026 and 2025 was approximately $1.7 million and none, respectively. One of our wholly-owned properties suffered fire damage in March 2024; the related insurance claim was fully settled during the six months ended June 30, 2026, and we recorded a gain of approximately $1.2 million for the amount of the insurance recovery in excess of the insurance recovery originally recorded. The remaining approximately $0.5 million of gain was recorded in connection with the partial taking of our Asheville III property in an eminent domain case. See Note 3 – Real Estate Facilities of the Notes to the Consolidated Financial Statements for additional information.

Equity in Earnings (Losses) from Investments in Unconsolidated Real Estate Ventures

Losses from our equity method investments in unconsolidated real estate ventures for the six months ended June 30, 2026 and 2025 were approximately $0.3 million and $0.4 million, respectively. Losses from our equity method investments in unconsolidated real estate ventures primarily consisted of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in Earnings (Losses) from Investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the six months ended June 30, 2026 and 2025 were approximately $0.6 million and $0.4 million, respectively. Losses from our equity method investments in Managed REITs consisted primarily of our allocation of earnings and losses from our investments in the Managed REITs.

Investment Income, Net

Investment income, net for the six months ended June 30, 2026 and 2025 was approximately $4.1 million and $1.4 million, respectively. Investment income, net includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, interest earned on cash held at financial institutions, as well as income earned on our preferred investments, net of reserve adjustments thereon. The increase in investment income, net of approximately $2.7 million was primarily related to increased lending to the Managed REITs, as well as increases in our preferred investments.

We expect investment income, net to primarily fluctuate commensurate with the level of outstanding borrowings and preferred investments.

Other, Net

Other, net for the six months ended June 30, 2026 and 2025 was approximately $12.5 million of income and $1.0 million of expense, respectively. Other, net consisted primarily of the impact related to transactions denominated in a currency other than the functional currency of such entity and changes in our net investments not classified as long-term, certain state tax expenses, other miscellaneous items and, in the previous year, interest rate hedges not designated for hedge accounting. The favorable variance as compared to the prior period was primarily attributable to a net favorable foreign currency fluctuation of approximately $12.4 million, largely driven by our Canadian notes during the six months ended June 30, 2026.

Interest Expense

Interest expense for the six months ended June 30, 2026 and 2025 was approximately $26.5 million and $34.1 million, respectively. Interest expense included interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and, in the prior year, the impact of any interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $7.6 million was primarily due to decreased average indebtedness during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 as a result of certain of our Underwritten Public Offering proceeds being used to reduce our borrowings, as well as a lower average effective interest rate due to favorable changes in our outstanding debt.

We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the six months ended June 30, 2026 and 2025 was approximately $0.3 million and $2.5 million, respectively. Loss on debt extinguishment for the six months ended June 30, 2026 represented a proportional amount of the unamortized debt issuance costs attributable to certain lenders who were in the lending syndicate under our old credit facility, but not our new credit facility. Loss on debt extinguishment for the six months ended June 30, 2025 was related to debt issuance costs written off in connection with a reduction in the total commitment on our previously existing credit facility from $700 million to $600 million, the pay-off of the 2027 NBC loan, the full repayment of the 2025 KeyBank Acquisition Facility, and the defeasance of our KeyBank Florida CMBS Loan, which were all completed during the six months ended June 30, 2025.

Please see Note 7 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Income Tax (Expense) Benefit

Income tax expense for the six months ended June 30, 2026 and 2025 was approximately $0.7 million and $0.9 million, respectively. Income tax expense consisted primarily of state, federal, and Canadian income tax. The decrease in income tax expense of approximately $0.2 million was primarily due to a decrease in our deferred tax expense related to our Canadian properties.

We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - Six Months Ended June 30, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025, excluding seven other properties) for the six months ended June 30, 2026 and 2025. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, eminent domain proceedings, development activity, properties impacted by casualty events, lease up properties or similar other such factors (dollars in thousands, except per occupied square foot amounts):

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenue (1)	$109,683	$108,180	1.4%	$15,785	$7,182	N/M	$125,468	$115,362	8.8%
Property operating expenses (2)	36,804	37,328	(1.4)%	6,116	2,813	N/M	42,920	40,141	6.9%
Net operating income	$72,879	$70,852	2.9%	$9,669	$4,369	N/M	$82,548	$75,221	9.7%
Number of facilities	155	155		25	16		180	171
Rentable square feet (3)	12,116,650	12,102,850		1,987,850	1,359,200		14,104,500	13,462,050
Average physical occupancy (4)	92.5%	92.7%	(0.2)%	85.1%	N/M	N/M	91.6%	92.5%	(0.9)%
Annualized rent per occupied square foot (5)	$20.22	$19.92	1.5%	$21.15	N/M	N/M	$20.34	$19.97	1.9%

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
(3)
As of June 30, 2026 and 2025, parking represented approximately 1,120,000 and 1,068,000 square feet, respectively, of the total rentable square feet. On a same-store basis, for the same periods, parking represented approximately 984,000 square feet. Amounts not in thousands.
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

Our same-store revenue increased by approximately $1.5 million, or 1.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an approximately 1.5% increase in annualized rent per occupied square foot, slightly offset by a decrease in occupancy of approximately 0.2%, and increased administrative and late fees. Our same-store property operating expenses decreased by approximately $0.5 million, or 1.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to decreased property insurance costs and repairs and maintenance expense.

NOI is a non-GAAP measure that we define as net income (loss), computed in accordance with GAAP, generated from properties before corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses, tenant protection economics, stock compensation related to our IPO Grant and other non-property related income and expense, as applicable. We believe that NOI is useful for investors as it provides a measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the ongoing operation of the properties. Additionally, we believe that NOI (sometimes referred to as property operating income) is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. In addition, NOI is not a substitute for net income (loss), cash flows from operations, or other related financial measures, in evaluating our operating performance.

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net income (loss)	$22,290	$(10,255)
Adjusted to exclude:
Tenant Protection Program revenue (1)	(5,186)	(4,714)
Tenant Protection Program related expense	515	291
IPO Grant (2)	—	1,705
Managed Platform revenue	(13,359)	(8,149)
Managed Platform expenses	8,050	4,484
General and administrative	19,033	19,545
Depreciation	33,080	30,468
Intangible amortization expense	6,698	3,527
Acquisition expenses	298	561
Contingent earnout adjustment	1,043	—
Losses from equity method investments in unconsolidated real estate ventures	290	361
Losses from equity method investments in Managed REITs	629	372
Other, net	(12,477)	964
Investment income, net	(4,078)	(1,448)
Interest expense	26,476	34,052
Loss on debt extinguishment	262	2,533
Gain on disposition of real estate	(1,726)	—
Income tax expense	710	924
Total net operating income	$82,548	$75,221

(1)
Approximately $4.5 million and $4.3 million of Tenant Protection Program revenue was earned at same-store facilities during the six months ended June 30, 2026 and 2025, respectively, with the remaining approximately $0.7 million and $0.4 million earned at non same-store facilities during the six months ended June 30, 2026 and 2025, respectively.
(2)
Stock compensation expense herein only includes IPO Grant expense included in property operating expense.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial metric promulgated by NAREIT that we believe is an appropriate supplemental measure to reflect our operating performance.

We define FFO consistent with the standards established by the White Paper on FFO approved by the board of governors of NAREIT (the “White Paper”). The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and real estate related asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, gains and losses from change in control are excluded from the determination of FFO. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our FFO calculation complies with NAREIT’s policy described above.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, amortization of debt issuance costs, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on certain foreign exchange and interest rate derivatives not designated for hedge accounting, provision for (recovery of) non-cash reserve adjustments, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments to FFO that we use to calculate FFO, as adjusted. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and we may have to adjust our calculation and characterization of FFO, as adjusted.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO (attributable to common stockholders and OP unit holders) and FFO, as adjusted (attributable to common stockholders and OP unit holders), for each of the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12,075	$(4,799)	$22,290	$(10,255)
Other noncontrolling interests	—	(124)	—	(304)
Distributions to preferred stockholders	—	(115)	—	(3,567)
Accretion - preferred equity costs	—	(3,644)	—	(3,644)
Adjustments:
Depreciation of real estate	16,182	14,992	32,430	29,733
Gain on disposition of real estate	(489)	—	(1,726)	—
Amortization of real estate related intangible assets	2,911	1,905	6,053	3,481
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	917	758	1,800	1,437
FFO (attributable to common stockholders and OP unit holders)	31,596	8,973	60,847	16,881
Other Adjustments:
Intangible amortization expense - contracts (1)	334	24	645	46
Acquisition related expenses (2)	233	359	408	561
Acquisition expenses, amortization of debt issuance costs and foreign currency losses, net from unconsolidated entities	42	8	43	74
Contingent earnout adjustment (3)	399	—	1,043	—
Accretion of fair market value of secured debt	175	163	349	368
Loss on extinguishment of debt (4)	—	1,745	262	2,533
Foreign currency and interest rate derivative (gains) losses, net (5)	(6,705)	1,986	(12,089)	1,784
Transactional expenses (6)	100	1,797	586	2,422
IPO & legacy performance grants (7)	1,566	4,305	3,014	4,305
Adjustment of deferred tax assets and liabilities (1)	159	178	268	442
Non-cash adjustments (8)	619	262	886	507
Accretion - preferred equity costs	—	3,644	—	3,644
Amortization of debt issuance costs (1)	765	916	1,824	1,989
FFO, as adjusted (attributable to common stockholders and OP unit holders)	$29,283	$24,360	$58,086	$35,556

(1)
These items represent the amortization, accretion, or adjustment of intangible assets, debt issuance costs, equity issuance costs, or deferred tax assets and liabilities.
(2)
This represents acquisition expenses associated with investments in real estate that were incurred prior to the acquisitions becoming probable and therefore not capitalized in accordance with our capitalization policy, as well as specific incremental acquisition related expenses included in general and administrative in our consolidated statements of operations related to certain third party costs for completed acquisitions.
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

(6)
Such costs incurred for the three and six months ended June 30, 2026 primarily included non-recurring transactional expenses of: i) approximately $0.1 million and $0.2 million, respectively, related to a one-time retention plan accrual in connection with the Third Party Platform Acquisition; and ii) approximately none and $0.3 million, respectively, related to one-time Argus owner on-boarding costs. Such costs incurred for the three and six months ended June 30, 2025 primarily included: i) approximately $1.0 million and $1.0 million, respectively, related to our Underwritten Public Offering, but were not directly attributable thereto, and were therefore included in general and administrative expenses in our consolidated statements of operations; ii) approximately $1.2 million and $1.2 million, respectively, of termination costs related to our Former Dealer Manager; and iii) none and approximately $0.6 million, respectively, of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock and other similar minor amounts.
(7)
The amounts adjusted for in the table above relate to: i) the stock compensation expense and related employer tax liabilities recorded related to the equity grants issued in connection with the Underwritten Public Offering, and ii) incremental stock compensation expense recorded related to historically granted performance-based equity grants issued prior to our becoming a publicly traded company. In connection with our transition to being publicly traded, beginning in March of 2026, we now issue performance grants based on our relative total shareholder return, where the value for such grant value is determined under GAAP upon grant and does not prospectively change based on the actual probability of achievement. The historical performance-based grants require a cumulative catch-up under GAAP when it becomes probable that a higher level of achievement is probable. Given the prospective change and the non-cash GAAP cumulative effect of the historical grants, beginning with the period ended March 31, 2026, we have removed such cumulative effect adjustments, as applicable. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a current and prospective comparable sustainable operating performance metric.
(8)
Such amounts include: i) the reduction of Managed Platform revenue from SST VI. As described in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements, pursuant to the Sponsor Funding Agreement, SmartStop funded certain costs of SST VI’s share sales, and in return receives Series C Units in Strategic Storage Operating Partnership VI, L.P. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed Platform revenue from SST VI over the remaining estimated term of the management contracts with SST VI; and ii) non-cash reserve adjustments. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

FFO, as adjusted for the three months ended June 30, 2026 increased compared to the same period in the prior year primarily as a result of the elimination of distributions to preferred stockholders, increased segment operating income from our properties, and increased investment income, net.

FFO, as adjusted for the six months ended June 30, 2026 increased compared to the same period in the prior year primarily as a result of reduced interest expense, reduced distributions to preferred stockholders, increased segment operating income from our properties, and increased investment income, net.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the periods presented are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash flow provided by (used in):
Operating activities	$43,911	$18,555	$25,356
Investing activities	$(48,282)	$(235,452)	$187,170
Financing activities	$(9,827)	$230,091	$(239,918)

Cash flows provided by operating activities for the six months ended June 30, 2026 and 2025 were approximately $43.9 million and $18.6 million, respectively. The increase of approximately $25.4 million in cash provided by our operating activities is primarily the result of an increase of approximately $22.1 million in net income when excluding the impact of non-cash items, largely due to a reduction in interest expense and an increase in net operating income.

Cash flows used in investing activities for the six months ended June 30, 2026 and 2025 were approximately $48.3 million and $235.5 million, respectively. The decrease of approximately $187.2 million in cash used in investing activities is primarily the result of a reduction in the use of cash of approximately $171.0 million as compared to the same period in the prior year for the acquisition or development of real estate. Such decrease in the use of cash for investing activities was further reduced as compared to the same period in the prior year by a decrease in the use of cash of approximately $11.8 million for net debt funding to the Managed REITs, DSTs, and investments in other third parties during the six months ended June 30, 2026.

Cash flows used in financing activities were approximately $9.8 million for the six months ended June 30, 2026 and cash flows provided by financing activities were approximately $230.1 million for the six months ended June 30, 2025, a change of approximately $239.9 million. Such net change in cash flows from financing activities is primarily due to approximately $874.7 million in net proceeds received from our Underwritten Public Offering during the six months ended June 30, 2025, as compared to none during the six months ended June 30, 2026. Such net proceeds in the prior year were partially offset by approximately $598.1 million of net debt repayments and preferred stock redemptions made during the prior year, as compared to approximately $42.0 million of net debt proceeds received during the six months ended June 30, 2026.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed Platform expenses, working capital, debt service payments, capital expenditures, property acquisitions, bridge capital investments, other strategic acquisitions and investments, property developments and improvements, investments related to our Managed Platform, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances and net cash provided from property operations and the Managed Platform and further supported by our Credit Facility (defined further below). Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

In May 2026, DBRS Morningstar confirmed its BBB with stable trends rating for us. In July 2026, Kroll Bond Rating Agency, LLC affirmed its BBB/Stable rating for us. We intend to maintain a credit rating on an annual basis.

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

Common Stock Distributions

For the months of June, July and August 2026, our board of directors approved a distribution amount such that all holders of our outstanding common stock will receive a distribution equivalent to an annualized distribution of $1.60 per share. Each monthly distribution was paid, or will be paid, on or about July 15, 2026, August 14, 2026 and September 15, 2026, respectively.

Indebtedness

As of June 30, 2026, our net debt was approximately $1,119.6 million, which included approximately $1,020.7 million in fixed rate debt and approximately $103.9 million in variable rate debt, less approximately $3.6 million in net debt issuance costs and approximately $1.4 million in net debt discount. As of June 30, 2026, we had outstanding approximately $585.6 million USD equivalent debt denominated in Canadian Dollars. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

On February 18, 2026, we entered into a second amended and restated credit agreement with KeyBank, National Association, as administrative agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $500 million. We have the right to increase the amount available under the Credit Facility by an additional $1.1 billion, for a total potential maximum aggregate amount of $1.6 billion, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $50 million for swingline loans; each of these sublimits is part of, and not in addition to, the amounts available under the Credit Facility. Our outstanding balance under the previously existing credit facility of approximately $68.3 million remained unchanged at the closing of the Credit Facility. In connection with this amendment, certain lenders under the 2024 Credit Facility exited the arrangement. We recognized approximately $0.3 million of expense, which was included in loss on debt extinguishment in our consolidated statements of operations, and represented a proportional amount of the unamortized debt issuance costs attributable to these lenders under the previously existing credit facility. As of June 30, 2026, we had the ability to draw up to an additional approximately $359.5 million on the current capacity of the Credit Facility revolver. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information.

Additionally, we are party to a $160.0 million CAD term loan (the “RBC JV Term Loan III”) with Royal Bank of Canada (“RBC”) pursuant to which 10 of our joint venture subsidiaries that each own 50% of a Joint Venture property serve as borrowers (the “RBC Borrowers”). We and SmartCentres each serve as a recourse guarantor with respect to approximately $79.2 million CAD, or approximately $55.7 million USD, of the obligations outstanding as of June 30, 2026 under the RBC JV Term Loan III. As of June 30, 2026, there was approximately $158.3 million CAD, or approximately $111.3 million USD, outstanding on the RBC JV Term Loan III. See Note 6 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements for more information.

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

The following table presents the future principal payments required on our outstanding debt as of June 30, 2026 (in thousands):

2026 (1)	$90,976
2027	44,124
2028	442,483
2029	104,289
2030 (1)	285,387
Thereafter	157,338
Total	$1,124,597

(1)
Subsequent to June 30, 2026, on July 30, 2026, we fully repaid the KeyBank CMBS Loan with proceeds from our Credit Facility. As a result, $86.4 million of the 2026 scheduled maturity above is now due in 2030.

As of June 30, 2026, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.9 million, $4.2 million and $0.1 million during the years ended December 31, 2026, 2027 and 2028, respectively.

For cash requirements related to potential acquisitions currently under contract, see Note 3 – Real Estate Facilities and Note 6 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements.

ATM Agreement

On March 19, 2026, we entered into a distribution agreement (the “ATM Agreement”) with sales agents, forward sellers and forward purchasers named therein, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300 million from time to time, including through forward sale transactions. The shares are offered pursuant to our automatic shelf registration statement on Form S-3 (File No. 333-292583) filed with the SEC on January 5, 2026, and a related prospectus supplement filed on March 19, 2026. As of June 30, 2026, we had not sold any shares under the ATM Agreement. We may use any net proceeds from sales under the ATM Agreement for general corporate purposes, which may include the repayment of indebtedness, funding acquisitions, and other capital expenditures.

Subsequent Events

See Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is foreign currency risk and, to a lesser extent, interest rate risk. We may enter into derivative financial instruments such as foreign currency forward derivatives in order to mitigate foreign currency risks. We have significant exposure related to the $700.0 million CAD, or approximately $492.3 million USD as of June 30, 2026, of Canadian Dollar denominated senior unsecured notes issued by our Operating Partnership. From an economic perspective, we believe the fair value of the net equity in our foreign subsidiaries generally acts as a partial natural hedge. However, from a U.S. GAAP perspective, we will experience foreign currency gains/losses related to changes in the Canadian Dollar related to such exposure. We have not and currently do not plan to enter into derivative or interest rate transactions for speculative purposes. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

As of June 30, 2026, our net debt was approximately $1,119.6 million, which included approximately $1,020.7 million in fixed rate debt and approximately $103.9 million in variable rate debt, less approximately $3.6 million in net debt issuance costs and approximately $1.4 million in net debt discount. As of June 30, 2026, we had outstanding approximately $585.6 million USD equivalent debt denominated in Canadian Dollars. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

We have significant foreign exchange risk related to our Canadian dollar denominated debt issued by our Operating Partnership. Based on the balances as of June 30, 2026, an assumed 1%, 5% and 10% adverse change to foreign exchange rates on such debt would result in an immediate non-cash translation loss of approximately $4.9 million, $24.6 million and $49.2 million, respectively, recorded to other, net in our consolidated statements of operations.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of June 30, 2026 (in thousands):

	2026 (1)	2027	2028	2029	2030 (1)	Thereafter	Total
Fixed rate debt	$90,976	$44,124	$442,483	$104,289	$181,464	$157,338	$1,020,674
Average interest rate (2)	4.36%	4.37%	4.44%	4.18%	4.29%	N/A
Variable rate debt	$—	$—	$—	$—	$103,923	$—	$103,923
Average interest rate (2)	4.73%	4.73%	4.73%	4.73%	4.73%	N/A

(1)
Subsequent to June 30, 2026, we fully repaid the KeyBank CMBS Loan with proceeds from our Credit Facility. As a result, $86.4 million of fixed rate debt due in 2026 above is subsequently now variable rate debt due in 2030.
(2)
The interest rates for fixed rate debt were calculated based upon the contractual rate and the interest rates on variable rate debt was calculated based on the rate in effect on June 30, 2026. Debt denominated in a foreign currency has been converted based on the foreign exchange rate in effect as of June 30, 2026.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the quarter ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1

Distribution Agreement, dated March 19, 2026, by and among the Company, the Operating Partnership and Sales Agents, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2026, Commission File No. 001-42584

2.1

Agreement and Plan of Merger, dated as of February 24, 2022, by and among SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust II, Inc., and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2022, Commission File No. 000-55617

3.1

Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2019, Commission File No. 000-55617

3.2

Articles Supplementary for Series A Convertible Preferred Stock of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2019, Commission File No. 000-55617

3.3

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2021, Commission File No. 000-55617

3.4

Articles of Merger Between SmartStop Self Storage REIT, Inc. and SSGT II Merger Sub, LLC, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed on March 18, 2024, Commission File No. 000-55617

3.5

Articles of Amendment for Reverse Stock Split to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.6

Articles of Amendment for Par Value Decrease to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.7

Articles Supplementary (Common Stock Reclassification) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on March 21, 2025, Commission File No. 000-55617

3.8

Articles Supplementary (Subtitle 8 Opt-Out) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

3.9

Articles of Amendment to the Second Articles of Amendment and Restatement of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2025, Commission File No. 001-42584

3.10

Articles Supplementary (Common Stock Reclassification) of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 25, 2026, Commission File No. 001-42584

3.11

Second Amended and Restated Bylaws of SmartStop Self Storage REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 3, 2025, Commission File No. 001-42584

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and six months ended June 30, 2026 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: August 7, 2026	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)