Form 10-Q
period 2026-09-30
SmartStop Self Storage REIT, Inc.
filed 2026-11-06
CIK 1585389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 55,367,820 shares outstanding of the registrant’s common stock.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate facilities:
Land	$538,193	$541,330
Buildings	1,801,086	1,782,894
Site improvements	106,172	103,139
	2,445,451	2,427,363
Accumulated depreciation	(411,474)	(366,447)
	2,033,977	2,060,916
Construction in process	11,996	6,443
Real estate facilities, net	2,045,973	2,067,359
Cash and cash equivalents	30,989	54,224
Restricted cash	3,059	5,144
Investments in unconsolidated real estate ventures (Note 6)	38,710	36,694
Investments in and advances to Managed REITs	158,814	130,961
Deferred tax assets	2,958	3,182
Other assets, net	74,345	27,188
Intangible assets, net	10,484	18,358
Trademarks, net	15,700	15,700
Goodwill	69,974	69,974
Debt issuance costs, net	5,031	3,388
Total assets	$2,456,037	$2,432,172
LIABILITIES AND EQUITY
Debt, net	$1,137,847	$1,098,248
Accounts payable and accrued liabilities	55,166	38,646
Distributions payable	8,535	8,796
Deferred tax liabilities	6,497	6,559
Total liabilities	1,208,045	1,152,249
Commitments and contingencies (Note 14)
Equity:
SmartStop Self Storage REIT, Inc.:
Common Stock, $0.001 par value; 175,000,000 and 141,250,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 55,367,820 shares and 55,359,250 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	55	55
Additional paid-in capital	1,837,814	1,837,194
Distributions	(529,425)	(463,165)
Accumulated deficit	(164,596)	(194,407)
Accumulated other comprehensive (loss) income	(353)	733
Total SmartStop Self Storage REIT, Inc. equity	1,143,495	1,180,410
Noncontrolling interests in our Operating Partnership	103,653	99,513
Other noncontrolling interests	844	—
Total noncontrolling interests	104,497	99,513
Total equity	1,247,992	1,279,923
Total liabilities and equity	$2,456,037	$2,432,172

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Self storage rental revenue	$65,061	$61,768	$189,855	$176,509
Ancillary operating revenue	3,114	2,825	8,975	8,161
Managed Platform revenue	6,680	3,841	20,039	11,990
Reimbursable costs from Managed Platform	6,924	1,995	20,497	6,035
Total revenues	81,779	70,429	239,366	202,695
Operating expenses:
Property operating expenses	21,592	23,491	65,026	65,628
Managed Platform expenses	3,766	2,074	11,816	6,559
Reimbursable costs from Managed Platform	6,924	1,995	20,497	6,035
General and administrative	9,697	10,435	28,730	29,980
Depreciation	16,511	16,274	49,591	46,741
Intangible amortization expense	2,285	2,904	8,983	6,431
Acquisition expenses	791	480	1,090	1,042
Contingent earnout adjustment	504	—	1,547	—
Total operating expenses	62,070	57,653	187,280	162,416
Gain on disposition of real estate	238	—	1,963	—
Income from operations	19,947	12,776	54,049	40,279
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	(54)	(47)	(343)	(408)
Equity in losses from investments in Managed REITs	(281)	(248)	(910)	(620)
Investment income, net	1,723	1,536	5,800	2,984
Other, net	2,489	4,667	14,966	3,703
Interest expense	(13,353)	(12,521)	(39,830)	(46,573)
Loss on debt extinguishment	(59)	—	(321)	(2,533)
Income tax expense	(773)	(615)	(1,483)	(1,538)
Net income (loss)	9,639	5,548	31,928	(4,706)
Net (income) loss attributable to noncontrolling interests	(650)	(321)	(2,117)	377
Less: Distributions to preferred stockholders	—	—	—	(3,567)
Less: Accretion - preferred equity costs	—	—	—	(3,644)
Net income (loss) attributable to SmartStop Self Storage REIT, Inc. common stockholders	$8,989	$5,227	$29,811	$(11,540)
Net income (loss) per Common Stock, Class A & Class T share:
Basic	$0.16	$0.09	$0.53	$(0.27)
Diluted	$0.16	$0.09	$0.53	$(0.27)
Weighted average Common Stock, Class A & Class T shares outstanding:
Basic	55,260,375	55,097,961	55,251,170	44,625,950
Diluted	55,296,739	55,345,663	55,281,884	44,625,950

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$9,639	$5,548	$31,928	$(4,706)
Other comprehensive income (loss):
Foreign currency translation adjustment	32	(608)	(1,162)	989
Foreign currency hedge contract losses	—	—	—	(498)
Interest rate swap and cap contract gains	—	—	—	1,606
Other comprehensive income (loss)	32	(608)	(1,162)	2,097
Comprehensive income (loss)	9,671	4,940	30,766	(2,609)
Comprehensive (income) loss attributable to noncontrolling interests:
Comprehensive (income) loss attributable to noncontrolling interests	(652)	(285)	(2,041)	256
Comprehensive income (loss) attributable to SmartStop Self Storage REIT, Inc. stockholders	$9,019	$4,655	$28,725	$(2,353)

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

For the Three Months Ended September 30, 2026

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2026	55,368,903	$55	$1,837,467	$(507,097)	$(173,585)	$(383)	$1,156,457	$102,559	$1,259,016
Issuance of restricted stock, net of forfeitures	(1,083)	—	—	—	—	—	—	—	—
Distributions ($0.40 per share)	—	—	—	(22,328)	—	—	(22,328)	—	(22,328)
Issuance of other noncontrolling interest	—	—	—	—	—	—	—	834	834
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	(1,837)	(1,837)
Equity-based compensation expense	—	—	347	—	—	—	347	2,289	2,636
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	8,989	—	8,989	—	8,989
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	640	640
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	—	30	30	2	32
Balance as of September 30, 2026	55,367,820	$55	$1,837,814	$(529,425)	$(164,596)	$(353)	$1,143,495	$104,497	$1,247,992

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

For the Three Months Ended September 30, 2025

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2025	31,050,000	$31	22,350,411	$22	2,044,146	$2	$1,836,662	$(418,557)	$(202,416)	$840	$1,216,584	$85,991	$1,302,575
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(42)	—	—	—	(42)	—	(42)
Issuance of restricted stock, net of forfeitures	—	—	(669)	—	—	—	—	—	—	—	—	—	—
Distributions ($0.40 per share)	—	—	—	—	—	—	—	(22,293)	—	—	(22,293)	—	(22,293)
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(1,693)	(1,693)
Repurchase of noncontrolling interest in our Operating Partnership	—	—	—	—	—	—	67	—	—	—	67	(297)	(230)
Fractional share redemption	—	—	(7,158)	—	(973)	—	(291)	—	—	—	(291)	—	(291)
Equity-based compensation expense	—	—	—	—	—	—	3,427	—	—	—	3,427	2,837	6,264
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	5,227	—	5,227	—	5,227
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	321	321
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(572)	(572)	(36)	(608)
Balance as of September 30, 2025	31,050,000	$31	22,342,584	$22	2,043,173	$2	$1,839,823	$(440,850)	$(197,189)	$268	$1,202,107	$87,123	$1,289,230

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

For the Nine Months Ended September 30, 2026

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	55,359,250	$55	$1,837,194	$(463,165)	$(194,407)	$733	$1,180,410	$99,513	$1,279,923
Tax withholding (net settlement redemption) related to vesting of restricted stock	(11,951)	—	(398)	—	—	—	(398)	—	(398)
Issuance of restricted stock, net of forfeitures	20,521	—	—	—	—	—	—	—	—
Distributions ($1.20 per share)	—	—	—	(66,260)	—	—	(66,260)	—	(66,260)
Issuance of other noncontrolling interest	—	—	—	—	—	—	—	834	834
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	(5,593)	(5,593)
Equity-based compensation expense	—	—	1,018	—	—	—	1,018	7,702	8,720
Net income attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	29,811	—	29,811	—	29,811
Net income attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	2,107	2,107
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	—	(1,086)	(1,086)	(76)	(1,162)
Balance as of September 30, 2026	55,367,820	$55	$1,837,814	$(529,425)	$(164,596)	$(353)	$1,143,495	$104,497	$1,247,992

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

For the Nine Months Ended September 30, 2025

(Unaudited)

(Amounts in thousands, except share and per share data)

	Common Stock						Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SmartStop Self Storage REIT, Inc. Equity	Noncontrolling Interests	Total Equity	Preferred Stock	Redeemable Common Stock
	Common Stock		Class A		Class T
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value
Balance as of December 31, 2024	—	$—	21,970,817	$89	2,038,466	$8	$895,118	$(382,160)	$(185,649)	$(1,708)	$325,698	$86,850	$412,548	$196,356	$62,042
Issuance of shares in Underwritten Public Offering	31,050,000	31	—	—	—	—	931,469	—	—	—	931,500	—	931,500	—	—
Offering costs of Underwritten Public Offering	—	—	—	—	—	—	(57,535)	—	—	—	(57,535)	—	(57,535)	—	—
Tax withholding (net settlement redemption) related to vesting of restricted stock	—	—	(3,362)	—	—	—	(192)	—	—	—	(192)	—	(192)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	62,042	—	—	—	62,042	—	62,042	—	(62,042)
Par value adjustment due to Reverse Stock Split	—	—	—	(67)	—	(6)	73	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	331,376	—	—	—	—	—	—	—	—	—	—	—	—
Distributions ($1.40 per share)	—	—	—	—	—	—	—	(58,690)	—	—	(58,690)	—	(58,690)	—	—
Distributions to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(5,587)	(5,587)	—	—
Distributions to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(365)	(365)	—	—
Issuance of shares for distribution reinvestment plan	—	—	50,911	—	5,680	—	3,452	—	—	—	3,452	—	3,452	—	—
Equity-based compensation expense	—	—	—	—	—	—	7,150	—	—	—	7,150	7,098	14,248	—	—
Repurchase of noncontrolling interest in SST VI advisor	—	—	—	—	—	—	(1,530)	—	—	—	(1,530)	(320)	(1,850)	—	—
Repurchase of noncontrolling interest in our Operating Partnership	—	—	—	—	—	—	67	—	—	—	67	(297)	(230)	—	—
Fractional share redemption	—	—	(7,158)	—	(973)	—	(291)	—	—	—	(291)	—	(291)	—	—
Redemption of Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(196,356)	—
Net loss attributable to SmartStop Self Storage REIT, Inc. common stockholders	—	—	—	—	—	—	—	—	(11,540)	—	(11,540)	—	(11,540)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(682)	(682)	—	—
Net income attributable to other noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	305	305	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	929	929	60	989	—	—
Foreign currency hedge contract loss	—	—	—	—	—	—	—	—	—	(476)	(476)	(22)	(498)	—	—
Interest rate hedge contract gain	—	—	—	—	—	—	—	—	—	1,523	1,523	83	1,606	—	—
Balance as of September 30, 2025	31,050,000	$31	22,342,584	$22	2,043,173	$2	$1,839,823	$(440,850)	$(197,189)	$268	$1,202,107	$87,123	$1,289,230	$—	$—

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$31,928	$(4,706)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,574	53,172
Change in deferred tax assets and liabilities	495	883
Accretion of fair market value adjustment of secured debt	525	544
Amortization of debt issuance costs	2,544	2,912
Equity-based compensation expense	8,636	14,248
Non-cash adjustment - equity method investments in unconsolidated real estate ventures	343	408
Non-cash adjustment - equity method investments in Managed REITs	910	620
Accretion of financing fee revenues	(643)	(252)
Other non-cash adjustments	2,038	779
Contingent earnout adjustment	1,547	—
Paid-in-kind interest	(708)	—
Unrealized foreign currency and derivative (gains) losses	(14,900)	(7,543)
Loss on debt extinguishment	321	2,533
Gain on disposition of real estate	(1,963)	—
Increase (decrease) in cash from changes in assets and liabilities:
Other assets, net	(1,281)	2,275
Accounts payable and accrued liabilities	14,992	6,289
Managed REITs receivables and other	(24,550)	(1,199)
Due to affiliates	—	(350)
Net cash provided by operating activities	78,808	70,613
Cash flows from investing activities:
Purchase of real estate	(29,693)	(288,876)
Net proceeds from the disposition of real estate	8,650	—
Additions to real estate and construction in process	(14,765)	(7,770)
Deposits on acquisitions	(144)	(5,552)
Insurance proceeds on insured property damage	3,068	3,618
Capital distributions from unconsolidated real estate ventures	866	1,050
Capital distributions from Managed REITs	462	462
Investments in unconsolidated real estate ventures	(4,190)	(3,490)
Investment in SST VI Series D Preferred Units	—	(24,750)
Funding of loans - SSGT III and SSGT III sponsored DSTs	(15,552)	(46,000)
Repayment of loans - SSGT III and SSGT III sponsored DSTs	18,033	21,919
Funding of loans - SST VI	(6,500)	(2,000)
Purchase of SST VI Series C Units	—	(658)
Settlement of foreign currency hedges	—	1,065
Purchase of debt and preferred investments	(50,344)	—
Purchase of other assets	(20)	(63)
Net cash used in investing activities	(90,129)	(351,045)
Cash flows from financing activities:
Scheduled principal payments on non-credit facility debt	(2,647)	(2,221)
Proceeds from issuance of former credit facility debt	8,500	222,000
Repayment of former credit facility debt	(68,326)	(825,005)
Proceeds from issuance of current credit facility debt	268,820	—
Repayments of current credit facility debt	(201,093)	—
Gross proceeds - Underwritten Public Offering	—	931,500
Offering costs	—	(57,281)
Gross proceeds from issuance of Canadian Notes	144,034	511,462
Gross proceeds - issuance of non-credit facility debt	—	74,800
Repayment - non-credit facility debt	(86,393)	(278,880)
Debt issuance costs	(4,131)	(2,727)
Payment of payroll withholding tax on stock vesting	(399)	(192)
Proceeds from issuance of noncontrolling interest	834	—
Distributions paid - common stockholders	(66,450)	(52,646)
Distributions paid - noncontrolling interests in our Operating Partnership	(5,665)	(5,475)
Distributions paid - preferred stockholders	—	(6,967)
Distributions paid - other noncontrolling interests	—	(365)
Redemptions of noncontrolling interests in our Operating Partnership	—	(230)
Redemption of Series A Convertible Preferred Stock	—	(200,000)
Redemption of fractional common shares	—	(290)
Repurchase of noncontrolling interest in SST VI advisor	—	(1,850)
Debt defeasance costs	—	(754)
Net cash (used in) provided by financing activities	(12,916)	304,879
Impact of foreign exchange rate changes on cash and restricted cash	(1,083)	464
Change in cash, cash equivalents, and restricted cash	(25,320)	24,911
Cash, cash equivalents, and restricted cash beginning of period	59,368	29,301
Cash, cash equivalents, and restricted cash end of period	$34,048	$54,212

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Amounts in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$32,876	$39,999
Cash paid for income taxes	$1,456	$294
Supplemental disclosure of noncash activities:
Acquisition of real estate through assumption of debt	$—	$25,236
Issuance of shares pursuant to distribution reinvestment plan	$—	$3,452
Distributions payable	$8,535	$8,559
Real estate and construction in process included in accounts payable and accrued liabilities	$1,215	$1,941
Deposit applied to the purchase of real estate	$217	$2,745
Earnest deposits on acquisitions assigned to the Managed REITs, amounts reclassified to Managed REITs receivables	$—	$1,098

See notes to consolidated financial statements.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1. Organization

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries. Our Common Stock (defined below) began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SMA” on April 2, 2025.

We acquire, own and operate self storage facilities. In addition, through our subsidiaries, we serve as the sponsor and property manager of various affiliated real estate programs and serve as the property manager for various third-party owners.

As of September 30, 2026, our wholly-owned portfolio consisted of 180 operating self storage properties diversified across 19 states (Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington, and Wisconsin), the District of Columbia, and Canada, comprising approximately 123,000 units and 14.0 million net rentable square feet.

Additionally, as of September 30, 2026, we owned a 50% equity interest in 14 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and four properties which were being developed into self storage properties.

As of as of September 30, 2026, through our Managed Platform (as defined below), we served as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). Subsequent to September 30, 2026, SST VI acquired SSGT III; see Note 16 – Subsequent Events for additional information. We manage the properties owned by the Managed REITs and the properties owned by the Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs. As of September 30, 2026, we managed 52 of such operating self storage properties, consisting of approximately 43,000 units and 4.6 million rentable square feet.

On October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition for additional information.

As of September 30, 2026, we provided third party management services to approximately 230 operating self storage properties, consisting of approximately 111,000 units and 17.0 million rentable square feet (the “Third Party Platform”).

The Third Party Platform, the Managed REITs and the properties owned by the DSTs sponsored by one of the Managed REITs are collectively referred to as the “Managed Platform.” In total, as of September 30, 2026, we managed approximately 280 operating self storage properties, which we did not own, consisting of approximately 154,000 units and 21.6 million rentable square feet through our Managed Platform.

SmartStop OP, L.P. (our “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. As of September 30, 2026, we owned approximately 93.4% of the common units of limited partnership interests of our Operating Partnership (“OP Units”). The remaining approximately 6.6% of the OP Units are owned by current and former employees or executives, current and former board members, the previous owners of Argus, or indirectly by Strategic Asset Management I, LLC, our former sponsor (“SAM”), its affiliates, and select other unaffiliated third parties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

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

On April 1, 2025, we executed our underwriting agreement, and on April 3, 2025, we closed our registered underwritten public offering (the “Underwritten Public Offering”) of 27,000,000 shares of common stock, $0.001 par value per share (our “Common Stock”), at an initial price of $30.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on Form S-11 (File No. 333-264449) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”). The underwriters also exercised an overallotment option to purchase 4,050,000 additional shares of Common Stock on April 3, 2025. Certain of our directors, officers, and employees, and friends and family members of certain of our directors, officers, and employees were able to and did purchase shares through us or our underwriters at the public offering price of $30.00 per share. Under this program, officers and directors purchased 31,500 shares. All of these shares purchased in the Underwritten Public Offering are listed on the NYSE under the ticker symbol “SMA.” The gross and net proceeds received on April 3, 2025 were approximately $931.5 million and $875.6 million, respectively.

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

September 30, 2026

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

The sales of the Shares under the ATM Agreement, made to or through the Agents, as our Sales Agents or as Forward Sellers on behalf of the Forward Purchasers, have been made in negotiated transactions, including block trades, or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, by means of ordinary brokers’ transactions at market prices prevailing at the time of sale, including sales made directly on the New York Stock Exchange, sales made to or through a market maker and sales made through other securities exchanges or electronic communications networks.

If we enter into a Forward Sale Agreement with any Forward Purchaser, we expect that such Forward Purchaser or its affiliate will attempt to borrow from third parties and sell, through the relevant Forward Seller, Shares to hedge such Forward Purchaser’s exposure under such Forward Sale Agreement. A “Forward Seller” refers to a Sales Agent, when acting as sales agent for the relevant Forward Purchaser. We will not initially receive any proceeds from any sale of Shares borrowed by a Forward Purchaser or its affiliate and sold through the relevant Forward Seller.

In the ATM Agreement, we made certain customary representations, warranties and covenants concerning us, our Operating Partnership and the Shelf Registration Statement (as defined below) and also agreed to indemnify the Agents and the Forward Purchasers against certain liabilities, including liabilities under the Securities Act.

The Shares sold in the offering are issued pursuant to our automatic shelf registration statement on Form S-3 (File No. 333-292583) filed with the SEC on January 5, 2026 (the “Shelf Registration Statement”). On March 19, 2026, we filed with the SEC a prospectus supplement to the prospectus included in the Shelf Registration Statement relating to the offering contemplated by the ATM Agreement.

Through September 30, 2026, we had entered into, and may continue to enter into, forward sale agreements with various Agents pursuant to the ATM Agreement. As of September 30, 2026, we had not settled any shares of our Common Stock under these forward sale agreements, nor have we settled any of these shares of our Common Stock subsequent to September 30, 2026. These forward sale agreements may be physically settled in our Common Stock, settled in cash or net share settled at our election. The forward sales price that we will receive upon physical settlement of the forward sale agreements will be subject to adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread adjustment and (ii) scheduled dividends during the term of the forward equity sales agreements. We evaluated our forward sale agreements in accordance with Accounting Standards Codification 815-40 and concluded that they meet the conditions to be classified within equity as of September 30, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method, where applicable.

As of September 30, 2026, a total of 2,438,776 shares of Common Stock remain unsettled under these agreements, representing approximately $78.1 million in gross proceeds at a weighted average initial gross price of $32.01 per share, before commissions, fees and other adjustments. As of September 30, 2026, the weighted average forward price under these agreements was $31.57 per share. These forward sale agreements have maturities extending through September 2027.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Offering Costs

Prior to the consummation of an offering, deferred costs pertaining to such offering are recorded in other assets, net in our consolidated balance sheets, provided such offering is deemed probable. Such costs are offset against the offering proceeds upon completion and are reclassified to additional paid-in capital in our consolidated balance sheets.

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

Our Operating Partnership is deemed to be a VIE and, due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, we are the primary beneficiary. Therefore, we consolidate our Operating Partnership, including its wholly-owned subsidiaries. Our sole significant asset is our investment in our Operating Partnership; as a result, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership and its wholly-owned subsidiaries.

We are also the primary beneficiary of our joint venture programs, through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III and SST X. As a result, the Tenant Protection Programs joint ventures are consolidated.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Additionally, we are the primary beneficiary of our joint venture with AXCS Capital, Inc. (“AXCS”), through which we make structured debt and preferred equity investments in the self storage sector (the “AXCS Joint Venture”). As a result, the AXCS Joint Venture is consolidated.

Our investments in real estate joint ventures where we have significant influence but not control, and joint ventures which are VIEs for which we are not the primary beneficiary, are recorded under the equity method of accounting.

Noncontrolling Interests in Consolidated Entities

We have accounted for the noncontrolling interests in our Operating Partnership, our Tenant Protection Programs joint ventures with SST VI, SSGT III, and SST X, and the AXCS Joint Venture in accordance with the related accounting guidance.

The associated limited partner or minority interests, as applicable, are reflected as noncontrolling interests in the accompanying consolidated balance sheets. The noncontrolling interests shall be attributed their share of income and losses.

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

Investments in and Advances to Managed REITs

As of September 30, 2026 and December 31, 2025, we owned equity and debt investments in the Managed REITs; such amounts are included in investments in and advances to Managed REITs in our consolidated balance sheets. We account for the common and in substance common equity investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through our advisory and property management agreements with the respective Managed REITs.

See Note 12 – Related Party Transactions for additional information.

Investment Income, Net

We record the interest and related financing fees on our debt investments, as well as the income on our preferred investments, on the accrual basis, net of non-cash reserves recorded. Such income is included in investment income, net in our consolidated statements of operations.

Investment income, net was approximately $1.7 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $5.8 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Investments in Third Parties

Other than our investments in the Managed REITs, we also have investments in preferred equity and notes receivable to third parties. Certain of these investments were made solely by us and others were made through the AXCS Joint Venture.

Income from these investments is recorded in investment income, net in our consolidated statements of operations. These investments are included in other assets, net in our consolidated balance sheets.

We account for these investments as held to maturity debt securities and record them at their amortized cost. We assess each investment to determine whether fair value is below the amortized cost as of each reporting period. As of September 30, 2026, we have assessed that the carrying values approximated the fair values, given the recency of the investments and comparable credit quality of the borrowers. During the three and nine months ended September 30, 2026, we recorded an allowance for credit losses of approximately $0.9 million and $1.2 million, respectively, which was included in investment income, net in our consolidated statements of operations.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Our investments in debt securities and notes receivable include mandatorily redeemable or puttable preferred equity and notes receivable issued to third parties, the details of which are summarized as follows (dollars in thousands):

		Related	Net Carrying Amount
	Purchase	Property	September 30,	December 31,	Maturity
Investment Description	Date	Location	2026	2025	Date (1)
Wholly-Owned:
New York - Preferred Investment (2)	10/31/2025	New York	$3,895	$3,712	(3)
Goleta - Preferred Investment (4)	06/26/2026	California	16,322	—	06/26/2029
Bridge Mezzanine Note (5)	09/30/2026	California, Arizona	15,633	—	03/30/2027
AXCS Joint Venture: (6)
Livonia - Preferred Investment (7)	08/04/2026	Michigan	4,242	—	08/04/2029
Bethesda - Preferred Investment (8)	09/16/2026	Maryland	13,400	—	09/17/2030
Total investments in third parties			$53,492	$3,712

(1)
Reflects the maturity date in effect as of September 30, 2026, as applicable. Subject to certain conditions, the maturity dates of certain investments may be expressed as initial required redemption dates and extended beyond the dates shown.
(2)
The amortized cost basis of this preferred investment was $3.9 million and $3.7 million as of September 30, 2026 and December 31, 2025, respectively.
(3)
This preferred investment does not have a set maturity date, but rather, redemption is required in certain situations, including but not limited to, us exercising our put on or after the fifth anniversary of our initial contribution.
(4)
The amortized cost basis of this preferred investment was $16.7 million as of September 30, 2026.
(5)
This note gives the borrower the option to borrow up to an additional $6.5 million, net of a 10% interest reserve holdback, on or before November 30, 2026. The amortized cost basis of this note was $16.1 million as of September 30, 2026.
(6)
Investments made through the AXCS Joint Venture are shown gross, inclusive of the 5% non-controlling interest.
(7)
The amortized cost basis of this preferred investment was $4.3 million as of September 30, 2026.
(8)
The amortized cost basis of this preferred investment was $13.8 million as of September 30, 2026.

The rate of return for each investment is dependent on the form of security, merits of the underlying asset(s), maturity and other relevant terms. The weighted average stated preferred/interest rate on the outstanding investments was approximately 15% as of September 30, 2026, and the total allowance for credit losses was approximately $1.2 million as of September 30, 2026.

AXCS Joint Venture

During 2026, we entered into the AXCS Joint Venture with AXCS, a real estate lending joint venture, through which we make structured debt and preferred equity investments in the self storage sector, targeting self storage owners in the United States. Through our wholly-owned subsidiaries, we committed to potentially fund up to $95.0 million to the joint venture, and AXCS committed to potentially fund up to $5.0 million. AXCS will source the investment deals, and both we and AXCS will evaluate any potential investments. All investments are subject to approval of the AXCS Joint Venture’s investment committee, which is composed of three members appointed by us and two members appointed by AXCS. AXCS earns an asset management fee related to its role as asset manager, in an amount equal to 1% of aggregate invested capital, in accordance with the terms of the AXCS Joint Venture agreement. As such, AXCS is responsible for managing and administering the investments on a day-to-day basis, such as investment processing and administration. Distributions will be made based on available cash flow. Such distributions will be paid in accordance with the terms of the arrangement, which generally shall be paid in the following order: (i) toward capital invested by us and AXCS, until such capital is reduced to zero; (ii) 100% to both us and AXCS until each member has received a cumulative internal rate of return on their capital contributions of 10%; (iii) a priority return to AXCS, based on a formula as set forth in the agreement; and (iv) 80% of such distributions to us and 20% to AXCS.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. During the nine months ended September 30, 2026 and 2025, we recorded approximately $1.2 million and $13.0 million, respectively, in intangible assets to recognize the value of in-place leases related to our asset acquisitions. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2026 and 2025, our property acquisitions did not meet the definition of a business. To date, our property acquisitions have generally not met the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) and because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, acquisition costs are capitalized rather than expensed.

During the three months ended September 30, 2026 and 2025, we expensed approximately $0.8 million and $0.5 million, respectively, of acquisition costs that did not meet our capitalization policy during the respective periods. During the nine months ended September 30, 2026 and 2025, we expensed approximately $1.1 million and $1.0 million, respectively, of acquisition costs that did not meet our capitalization policy during the respective periods.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Evaluation of Possible Impairment of Real Property Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our real property assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the real property assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the real property assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2026 and 2025, no real property asset impairment losses were recognized.

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

One of our wholly-owned properties suffered fire damage in March 2024. In March 2026, the related insurance claim was fully settled and we recorded a gain of approximately $1.2 million during the nine months ended September 30, 2026, which was recorded in the line item gain on disposition of real estate in our consolidated statements of operations, related to the amount of insurance recovery in excess of the insurance recovery originally recorded in the year ended December 31, 2024.

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

Goodwill Valuation

We initially recorded goodwill as a result of the Self Administration Transaction (as defined in Note 12 – Related Party Transactions), which occurred in 2019. Additionally, we recorded goodwill in connection with our Third Party Platform Acquisition (see Note 4 – Third Party Platform Acquisition for additional information). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is allocated to various reporting units, as applicable, and is not amortized. We perform an annual qualitative impairment assessment as of December 31 for goodwill; between annual assessments, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. If circumstances indicate the carrying amount may not be fully recoverable, we perform a quantitative analysis to compare the fair value of each reporting unit to its respective carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment charge will be recognized. No impairment charges to goodwill were recognized for the nine months ended September 30, 2026 and 2025.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

As of September 30, 2026 and December 31, 2025, $15.7 million and $15.7 million, respectively, was recorded related to the SmartStop® Self Storage trademark, which is an indefinite lived trademark.

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

September 30, 2026

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

Sponsor Funding Agreement

On November 1, 2023, SmartStop REIT Advisors, LLC, a subsidiary of our Operating Partnership, entered into a sponsor funding agreement (the “Sponsor Funding Agreement”), with SST VI and Strategic Storage Operating Partnership VI, L.P. (“SST VI OP”) in connection with certain changes to the public offering of SST VI pursuant to which we received approximately 1.1 million Series C Convertible Subordinated Units (“Series C Units”) in SST VI OP. See Note 12 – Related Party Transactions for additional information.

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

Balance as of December 31, 2024	$3,859
Amounts incurred	384
Recorded sponsor funding reduction	(1,052)
Balance as of December 31, 2025	$3,191
Recorded sponsor funding reduction	(808)
Balance as of September 30, 2026	$2,383

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records this general allowance estimate based upon a review of the current status of accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2026 and December 31, 2025, approximately $0.7 million and $0.7 million, respectively, was recorded to allowance for doubtful accounts, and is included within other assets in the accompanying consolidated balance sheets.

Advertising Costs

Advertising costs are expensed in the period in which the cost is incurred and are included in property operating expenses and general and administrative expenses in our consolidated statements of operations, depending on the nature of the expense.

For the three months ended September 30, 2026 and 2025, approximately $1.7 million and $1.5 million, respectively, of advertising costs were included in property operating expenses. For the three months ended September 30, 2026 and 2025, approximately $0.4 million and $0.5 million, respectively, of advertising costs were included in general and administrative expenses.

For the nine months ended September 30, 2026 and 2025, approximately $5.0 million and $4.3 million, respectively, of advertising costs were included in property operating expenses. For the nine months ended September 30, 2026 and 2025, approximately $1.3 million and $1.6 million, respectively, of advertising costs were included in general and administrative expenses.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangible assets, which amortize on a straight-line basis over the estimated future benefit period. Additionally, we have other contract related intangible assets. As of September 30, 2026 and December 31, 2025, the gross amount of the intangible assets was approximately $100.9 million and $100.1 million, respectively, and accumulated amortization was approximately $97.2 million and $89.4 million, respectively. Such amounts exclude the intangible assets acquired in connection with the Third Party Platform Acquisition, as described below.

The total estimated future amortization expense for our real estate related intangible assets for the years ending December 31, 2026, 2027, 2028, 2029, and thereafter is approximately $1.6 million, $1.4 million, $0.1 million, $0.1 million, and $0.5 million, respectively. The weighted-average amortization period on our remaining real estate related intangible assets with a net book value of approximately $3.7 million was approximately 2.4 years as of September 30, 2026.

In connection with the acquisition of the Third Party Platform, we allocated a portion of the consideration to an intangible asset related to the property management contracts and the related customer relationships. We are amortizing such intangible asset on a straight-line basis over the estimated benefit period of the property management contracts and related customer relationships. As of September 30, 2026 and December 31, 2025, the gross amount of such intangible asset was approximately $8.0 million and $8.0 million, respectively, and the accumulated amortization was approximately $1.2 million and $0.3 million, respectively.

The total estimated future amortization expense for our intangible asset acquired in the Third Party Platform Acquisition for the years ending December 31, 2026, 2027, 2028, 2029, and thereafter is approximately $0.4 million, $1.2 million, $1.2 million, $1.2 million and $2.8 million, respectively. The amortization period on our remaining intangible asset associated with the Third Party Platform Acquisition with a net book value of approximately $6.8 million was approximately 5.5 years as of September 30, 2026.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

As of September 30, 2026 and December 31, 2025, the gross amount of debt issuance costs related to our revolving credit facility totaled approximately $5.9 million and $8.3 million, respectively, and accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.9 million and $4.9 million, respectively.

As of September 30, 2026 and December 31, 2025, the gross amount of debt issuance costs related to our non-revolving debt totaled approximately $6.9 million and $7.7 million, respectively, and accumulated amortization of debt issuance costs related to non-revolving debt totaled approximately $3.0 million and $3.3 million, respectively.

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

Changes in our net investments not classified as long term are recorded in other, net in our consolidated statements of operations, along with transactions denominated in a currency other than the functional currency of such entity (excluding our foreign currency hedges, as applicable), and represented a gain of approximately $2.8 million and $4.4 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of approximately $14.9 million and $8.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The primary driver of the net amounts above is the foreign currency gain or loss associated with our Canadian Dollar (“CAD”) denominated senior unsecured notes issued by our Operating Partnership. As of September 30, 2026, our Operating Partnership had issued $900.0 million CAD, or approximately $633.7 million U.S. Dollar (“USD”), of CAD-denominated senior unsecured notes, which resulted in a gain recognized during the three and nine months ended September 30, 2026 of approximately $2.7 million and $21.0 million, respectively, which was included in other, net in our consolidated statements of operations. As of September 30, 2025, our Operating Partnership had issued $700.0 million CAD, or approximately $503.0 million USD, of CAD-denominated senior unsecured notes, which resulted in a gain recognized during the three and nine months ended September 30, 2025 of $7.4 million and $9.5 million, respectively, which was included in other, net in our consolidated statements of operations.

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

September 30, 2026

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

September 30, 2026

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

The fair value of our investments in debt securities and notes receivable that are classified as held-to-maturity approximate fair value (categorized within Level 3 of the fair value hierarchy). These fair values are estimated using a discounted cash flow analysis that incorporates significant unobservable inputs, including discount rates, capitalization rates, and project cash flows and values of the underlying properties that act as collateral. The discount rates used approximate current market rates for securities with similar maturities and credit quality.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate debt was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (categorized within Level 2 of the fair value hierarchy). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of September 30, 2026 and December 31, 2025, we believe the fair value of our variable rate debt was reasonably estimated at its notional amount as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices. The table below summarizes the carrying amounts and fair values of our fixed rate debt which are not carried at fair value as of the periods presented (in thousands):

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Debt	$1,044,500	$1,074,056	$1,035,900	$1,042,796

During the nine months ended September 30, 2025, we held interest rate cash flow hedges and foreign currency net investment and cash flow hedges to hedge our interest rate and foreign currency exposure (see Note 7 – Debt and Note 9 – Derivative Instruments). The fair value analyses of these instruments reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities, as applicable. The fair value of interest rate swap and cap agreements are determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the instruments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

As of September 30, 2026 and December 31, 2025, we held no derivative instruments.

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

September 30, 2026

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC 740 – Income Taxes, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2026 and December 31, 2025, the Company had no uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Concentration

No single self storage customer represents a significant concentration of our revenues. For the nine months ended September 30, 2026, approximately 20.2%, 19.7%, 9.3%, and 8.6% of our rental income was concentrated in California, Florida, Texas, and the Greater Toronto Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

Diluted earnings per share is computed by including the dilutive effect (calculated using the two-class, treasury stock or if-converted method), as applicable, of the conversion of all potential common stock equivalents (which potentially includes unvested restricted stock, Series A Convertible Preferred Stock, OP Units, unvested LTIP Units, unsettled forward shares pursuant to the ATM Agreement and Contingent Earnout Units (as defined in Note 4 – Third Party Platform Acquisition)) and accordingly, as applicable, adjusting net income to add back any changes in earnings that reduce earnings per common share in the period associated with the potential common stock equivalents.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The computation of earnings per common share is as follows for the periods presented (amounts presented in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$9,639	$5,548	$31,928	$(4,706)
Net (income) loss attributable to noncontrolling interests	(650)	(321)	(2,117)	377
Net income (loss) attributable to SmartStop Self Storage REIT, Inc.	8,989	5,227	29,811	(4,329)
Less: Distributions to preferred stockholders	—	—	—	(3,567)
Less: Accretion - preferred equity costs	—	—	—	(3,644)
Less: Distributions to participating securities	(177)	(171)	(562)	(458)
Net income (loss) attributable to common stockholders for basic computations:	8,812	5,056	$29,249	$(11,998)
Net income (loss) attributable to common stockholders for diluted computations:	$8,812	$5,056	$29,249	$(11,998)

Weighted average Common Stock, Class A & Class T shares outstanding - basic	55,260,375	55,097,961	55,251,170	44,625,950
Unsettled forward shares	7,521	—	2,535	—
Unvested restricted stock awards	28,843	247,702	28,179	—
Weighted average Common Stock, Class A & Class T shares outstanding - diluted	55,296,739	55,345,663	55,281,884	44,625,950
Net income (loss) per Common Stock, Class A & Class T share:
Basic	$0.16	$0.09	$0.53	$(0.27)
Diluted	$0.16	$0.09	$0.53	$(0.27)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Equivalent Shares (if converted)		Equivalent Shares (if converted)
OP Units	3,933,394	3,407,954	3,892,187	3,391,728
Unvested LTIP Units	244,205	153,087	199,031	109,612
Unvested restricted stock awards	—	—	—	135,503
Contingent Earnout Units	53,228	—	57,612	—
Series A Convertible Preferred Stock	—	—	—	1,597,839
	4,230,827	3,561,041	4,148,830	5,234,682

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

September 30, 2026

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2026 (in thousands):

Real estate facilities, cost
Balance at December 31, 2025	$2,427,363
Improvements and additions	9,497
Acquisitions	28,509
Disposition	(9,795)
Impact of foreign exchange rate changes and other	(10,123)
Balance at September 30, 2026	$2,445,451
Accumulated depreciation
Balance at December 31, 2025	$(366,447)
Depreciation expense	(48,526)
Disposition	1,872
Impact of foreign exchange rate changes and other	1,627
Balance at September 30, 2026	$(411,474)

Self Storage Facility Acquisitions

The following table summarizes the purchase price allocations for the real estate related assets acquired during the nine months ended September 30, 2026 (in thousands):

	Acquisition	Occupancy Upon	Real Estate			2026
Acquisition	Date	Acquisition (1)	Assets	Intangibles	Total (2)	Revenue (3)
Boiling Springs (4)	6/16/2026	93%	$7,362	$307	$7,669	$228
John B. White (4)	6/16/2026	96%	13,270	533	13,803	388
Main St. (4)	6/16/2026	96%	7,877	344	8,221	259
			$28,509	$1,184	$29,693	$875

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
(4)
These three self storage facilities are located in the greater area of Spartanburg, South Carolina (collectively the “Spartanburg Three Properties”) and were purchased from our affiliate, SSGT III. This transaction was approved by the nominating and corporate governance committees of both our board of directors and SSGT III’s board of directors. In connection with the sale of the Spartanburg Three Properties to us, the indirect DST subsidiaries of SSGT III repaid the BD IV DST Mortgage Loans (as defined and disclosed in Note 12 – Related Party Transactions) in full, including the accrued interest.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Potential Acquisitions

As of November 6, 2026, we, through a wholly-owned subsidiary, were party to four purchase and sale agreements with unaffiliated third parties for the acquisition of two development sites located in Canada and two self storage properties located in the United States. The total purchase price for these potential acquisitions is approximately $45.4 million USD, plus closing costs.

We may assign purchase and sale agreements to our Managed REITs or contribute such properties to joint ventures. Further, there can be no assurance that we will complete the potential acquisitions described above. In some circumstances, if we fail to complete a potential acquisition, we may forfeit our earnest money on such property.

Eminent Domain Proceedings

In May 2025, we learned that two of our self storage properties in Asheville, North Carolina, the Asheville III and Asheville IV properties, would be impacted by a plan for an extensive highway expansion project.

On April 27, 2026, the North Carolina Department of Transportation (the “NC DOT”) took the majority of our Asheville III property and paid us approximately $7.0 million, based on their estimated valuation. In connection with this taking of a portion of our property, we recognized a gain on disposition for the portion of the property that was taken of approximately $0.5 million. Immediately after this taking, we had approximately $1.7 million of net book value remaining of real estate and related assets attributable to this self storage facility representing approximately 12,000 rentable square feet and 90 units. This taking of land under eminent domain was not material to our results of operations and we evaluated this property for impairment, concluding that, as of September 30, 2026, there was no impairment.

On July 27, 2026, the NC DOT took approximately 20% of the Asheville IV property and paid us approximately $1.7 million, based on their estimated valuation. In connection with this taking of a portion of our property, we recognized a gain on disposition for the portion of the property that was taken of approximately $0.2 million. Immediately after this taking, we had approximately $6.0 million of net book value remaining of real estate and related assets attributable to this self storage facility representing approximately 47,000 rentable square feet and 380 units. This taking of land under eminent domain was not material to our results of operations and we evaluated this property for impairment, concluding that, as of September 30, 2026, there was no impairment.

Note 4. Third Party Platform Acquisition

Overview

On October 1, 2025, pursuant to a contribution agreement (the “Contribution Agreement”), our Operating Partnership acquired Argus, a third-party property management company that managed more than 220 operating properties across 27 states consisting of more than approximately 100,000 units and approximately 16.6 million rentable square feet as of October 1, 2025. Immediately after the acquisition closed, Argus was contributed in a non-taxable transaction to our TRS subsidiary, which is 100% owned by our Operating Partnership, where such non-real estate activities are conducted. The total consideration was approximately $23.4 million, composed primarily of (i) $8.7 million in cash, funded in part by a $5.0 million deposit made and outstanding as of September 30, 2025, and the issuance of 328,343 OP Units valued at approximately $11.9 million and (ii) a contingent earnout payment initially valued at approximately $2.8 million. The potential earnout payment of up to $11.0 million is based on Third Party Platform revenues generated during fiscal year 2028, with 75% payable in cash and 25% being payable in OP Units (the “Contingent Earnout Units”), the number of which OP Units to be issued will be determined in accordance with the terms of the Contribution Agreement based on the volume weighted average trading price of our Common Stock immediately prior to the time such units are to be issued.

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

September 30, 2026

(Unaudited)

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
(2)
The maximum amount that may be paid is $8.25 million of earnout consideration to be paid in cash and the remainder of approximately $2.75 million to be paid in the form of OP Units, based on revenues generated in 2028. The terms of the earnout require a certain minimum amount of 2028 revenues to be earned and thereafter the earnout is earned pro-rata up to a certain maximum 2028 revenue, such that the maximum potential earnout is $11.0 million. The amount of this liability as of September 30, 2026 and December 31, 2025 was approximately $4.6 million and $3.0 million, respectively, and was included in accounts payable and accrued liabilities in our consolidated balance sheets.

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

September 30, 2026

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 5. Pro Forma Financial Information

We acquired our Third Party Platform effective October 1, 2025, which was accounted for as a business combination. The following pro forma information for the three and nine months ended September 30, 2026 and 2025 has been prepared to give effect to the acquisition as if the acquisition occurred on January 1, 2024. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting. This pro forma information does not purport to represent what our actual consolidated revenues would have been had the acquisitions occurred on this date, nor does it purport to predict the revenues for future periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pro forma total revenues	$81,779	$77,037	$239,366	$222,428

Note 6. Investments in Unconsolidated Real Estate Ventures

Nantucket Joint Venture

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the “Nantucket Joint Venture”). On such date we agreed to purchase an indirect minority ownership in the property. This property became operational in late December 2025 and we serve as the property manager of this self storage property. This investment is accounted for pursuant to the equity method of accounting as we have the ability to exercise significant influence, but not control.

As of September 30, 2026 and December 31, 2025, the carrying value of this investment was approximately $6.2 million and $7.0 million, respectively, which represented an indirect investment of approximately 42% minority ownership of the property.

For the three months ended September 30, 2026 and 2025, we recorded a net aggregate loss of approximately $0.3 million and none, respectively, from our equity in earnings/losses related to our unconsolidated Nantucket Joint Venture. For the nine months ended September 30, 2026 and 2025, we recorded a net aggregate loss of approximately $0.8 million and none, respectively, from our equity in earnings/losses related to our unconsolidated Nantucket Joint Venture.

SmartCentres Joint Ventures

We are party to joint venture agreements with a subsidiary of SmartCentres Real Estate Investment Trust (“SmartCentres”), an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own 14 joint venture properties (the “Canadian JV Properties”), 10 of which were operational and four of which were being developed into self storage properties as of September 30, 2026.

For the three months ended September 30, 2026 and 2025, we recorded net aggregate income of approximately $0.2 million and a net aggregate loss of approximately $0.1 million, respectively, from our equity in earnings/losses related to our unconsolidated Canadian JV Properties. For the nine months ended September 30, 2026 and 2025, we recorded net aggregate income of approximately $0.5 million and a net aggregate loss of approximately $0.4 million, respectively, from our equity in earnings/losses related to our unconsolidated Canadian JV Properties.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following table summarizes our 50% ownership interests in the Canadian JV Properties (in thousands):

	Date Real Estate	Carrying Value of Investment as of
	Venture Became	September 30,	December 31,
Canadian JV Property	Operational	2026	2025
Dupont (1)	October 2019	$421	$583
East York (1)	June 2020	5,325	5,209
Brampton (1)	November 2020	1,571	1,597
Vaughan (1)	January 2021	2,011	2,064
Oshawa (1)	August 2021	296	285
Scarborough (1)	November 2021	2,223	2,099
Aurora (1)	December 2022	198	256
Kingspoint (1)	March 2023	2,266	2,448
Whitby (1)	January 2024	3,531	3,830
Markham (1)	May 2024	2,512	3,155
Regent (2)	Under Development	6,357	3,839
Allard (2)	Under Development	1,823	1,270
Finch (2)	Under Development	3,234	3,033
127 Ave. (3)	Under Development	789	—
		$32,557	$29,668

(1)
As of September 30, 2026 and December 31, 2025, these operating properties were encumbered by first mortgages pursuant to the RBC JV Term Loan III (defined below).
(2)
The property is currently under development to become a self storage facility.
(3)
On January 6, 2026, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and the property is currently under development to become a self storage facility.

As of September 30, 2026, we had ownership interests in the Canadian JV Properties and the Nantucket Joint Venture (collectively, the “JV Properties”).

RBC JV Term Loan III

On October 31, 2025, 10 of our joint ventures with SmartCentres originally closed on a $160.0 million CAD term loan (the “RBC JV Term Loan III”) with RBC pursuant to which 10 of our joint venture subsidiaries that each own 50% of a joint venture property serve as borrowers (the “RBC Borrowers III”). The RBC JV Term Loan III is secured by first mortgages on the 10 operating Canadian JV Properties, most of which were previously encumbered by either the RBC JV Term Loan, the RBC JV Term Loan II or the SmartCentres Financings (all defined below). The RBC JV Term Loan III matures on November 1, 2030, which may be extended by one additional year, subject to certain terms. Interest on the RBC JV Term Loan III is fixed at an annual rate of 3.87%, and monthly payments include interest and principal, amortized on a 30-year basis until maturity. The RBC JV Term Loan III contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. Proceeds from the RBC JV Term Loan III were used by the joint ventures to fully pay off the outstanding principal and accrued interest on the RBC JV Term Loan, the RBC JV Term Loan II, and the SmartCentres Financing.

As of September 30, 2026 and December 31, 2025, there was approximately $157.6 million CAD and $159.8 million CAD, respectively, or approximately $111.0 million USD and $116.5 million USD, respectively, outstanding on the RBC JV Term Loan III. We and SmartCentres each serve as a recourse guarantor for 50% of the obligations outstanding under the RBC JV Term Loan III, which for each of us represented approximately $78.8 million CAD, or approximately $55.5 million USD as of September 30, 2026.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

RBC JV Term Loan II

On July 17, 2024, three of our joint ventures with SmartCentres closed on a $46.0 million CAD term loan (the “RBC JV Term Loan II”) with Royal Bank of Canada (“RBC”) pursuant to which three of our joint venture subsidiaries that each own 50% of a Canadian JV Property serve as borrowers (the “RBC Borrowers II”). The RBC JV Term Loan II was secured by first mortgages on three of the Canadian JV Properties which were previously encumbered by the SmartCentres Financings. The maturity date of the RBC JV Term Loan II was November 3, 2025. Interest on the RBC JV Term Loan II was a fixed annual rate of 4.97%, and payments were interest only during the term of the loan.

As discussed above, the RBC JV Term Loan II was refinanced on October 31, 2025. As such, as of September 30, 2026 and December 31, 2025, there was no balance outstanding on the RBC JV Term Loan II.

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

As discussed above, the RBC JV Term Loan was refinanced on October 31, 2025. As such, as of September 30, 2026 and December 31, 2025, there was no balance outstanding on the RBC JV Term Loan.

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

On October 31, 2025, the SmartCentres Financings (the then outstanding balance on the Markham property of approximately $18.9 million CAD) were fully paid down. As such, as of September 30, 2026 and December 31, 2025, there was no balance outstanding on the SmartCentres Financings.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Potential Canadian Joint Venture

On September 29, 2026, we agreed to an investment of approximately $74.3 million CAD (approximately $52.3 million USD as of September 30, 2026) into a Canadian joint venture fund, subject to various closing and other conditions. The investment will provide us with a 50% general partner interest in the fund and limited partnership interests. The investment is structured as approximately (i) $49.3 million CAD of limited partnership interests and (ii) $25.0 million CAD of convertible preferred partnership interests bearing a 6.5% rate to be paid quarterly in-kind, convertible (at the election of the other shareholders of the general partner) to limited partnership interests in stages over the 24 months following the closing at the net asset value of the fund established at close. We also committed to make additional investments of up to $228.0 million CAD (approximately $160.5 million USD as of September 30, 2026) during the three years following the closing, primarily to fund additional self storage properties that may be acquired by the fund, all subject to the approval of the general partner of the fund. Within that amount, it is contemplated that approximately $5.0 million CAD may be requested for working capital and other permitted general purposes of the fund, and up to approximately $10.0 million CAD may be requested in connection with refinancings of fund indebtedness and other long-term items. Any such additional investment, including those working capital and refinancing amounts, requires general partner approval, which requires our separate specific approval in our capacity as a shareholder of the general partner, and the same approval of one of the other shareholders. However, if the fund’s pending sale of one of its existing properties is not completed within 30 days following the closing, we will be required, without any further approval on our part, to contribute the amount of working capital that the fund’s general partner, acting reasonably, determines the fund requires as a result of continuing to hold that property, which contribution would count against the $228.0 million CAD additional investment amount.

In connection with the investment, we expect to provide guarantees directly to certain lenders of the fund’s subsidiaries, proportionate to our common ownership interest in the fund.

The investment and related transactions pertaining to this closing are subject to approval under the Canadian Competition Act and certain other closing conditions customary in transactions of this nature. Due to these closing conditions, we cannot make any assurances that the investment and related transactions pertaining to this closing will occur.

As of September 30, 2026, we had not made any investment or deposit, nor had we provided any guarantees, related to this potential joint venture investment.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 7. Debt

Our debt is summarized as follows (dollars in thousands):

	September 30,	December 31,	Interest	Maturity
Loan	2026	2025	Rate (1)	Date (1)
Ladera Office Loan (2)	$3,557	$3,635	4.29%	11/01/2026
2027 Ladera Ranch Loan	42,000	42,000	5.00%	12/05/2027
2028 Canadian Notes (3)	352,050	364,700	3.91%	06/16/2028
Kelowna Canadian Property Loan (3)	16,401	17,524	3.45%	09/30/2028
2028 Canadian Term Loan (3) (4)	76,580	80,234	6.41%	12/01/2028
CMBS Loan (5)	104,000	104,000	5.00%	02/01/2029
SST IV CMBS Loan (6)	40,500	40,500	3.56%	02/01/2030
Credit Facility	67,727	—	4.95%	02/18/2030
2030 Canadian Notes (3)	140,820	145,880	3.89%	09/24/2030
2031 Canadian Notes (3)	140,820	—	4.32%	02/18/2031
2032 Private Placement Notes	150,000	150,000	4.53%	04/19/2032
Houston Property Loan	8,530	8,714	5.15%	05/01/2034
2024 Credit Facility	—	59,826
KeyBank CMBS Loan (7)	—	87,355
Total debt principal outstanding	$1,142,985	$1,104,368
Discount on secured debt, net	(1,202)	(1,747)
Debt issuance costs, net	(3,936)	(4,373)
Total debt, net	$1,137,847	$1,098,248

(1)
Reflects the interest rate or maturity date in effect as of September 30, 2026, as applicable.
(2)
Subsequent to September 30, 2026, on October 30, 2026, we fully repaid this loan with proceeds from our Credit Facility (as defined below).
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
(7)
This was a fixed rate loan which encumbered 29 properties (Whittier, La Verne, Santa Ana, Upland, La Habra, Monterey Park, Huntington Beach, Chico, Lancaster I, Riverside, Fairfield, Lompoc, Santa Rosa, Federal Heights, Aurora, Littleton, Bloomingdale, Crestwood, Forestville, Warren I, Sterling Heights, Troy, Warren II, Beverly, Everett, Foley, Tampa, Boynton Beach, and Lancaster II) with monthly interest only payments until September 2021, at which time both interest and principal payments became due monthly. On July 30, 2026, we fully repaid this loan with proceeds from our Credit Facility (as defined below).

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as applicable, as of September 30, 2026 and December 31, 2025 was approximately 4.4% and 4.4%, respectively. We are subject to certain restrictive covenants relating to the outstanding debt, and as of September 30, 2026, we were in compliance with all such covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following is a schedule of maturities, including required principal amortization payments, for debt outstanding as of September 30, 2026 (in thousands):

2026 (1)	$4,074
2027	44,127
2028	442,986
2029	104,289
2030 (1)	249,351
Thereafter	298,158
Total	$1,142,985

(1)
Subsequent to September 30, 2026, on October 30, 2026, we fully repaid the Ladera Office Loan with proceeds from our Credit Facility. As a result, $3.6 million of the 2026 scheduled maturity above is now due in 2030.

Canadian Notes

We, as guarantor, and our Operating Partnership, as issuer, have sold three series of CAD-denominated senior unsecured notes on a private placement basis in Canada (collectively, the “Canadian Notes”):

•
On June 16, 2025, we sold an aggregate principal amount of $500.0 million CAD of senior unsecured notes due June 16, 2028 (the “2028 Canadian Notes”). The 2028 Canadian Notes bear interest at a fixed rate of approximately 3.91% per annum, with interest only payments due semiannually on June 16 and December 16 of each year, beginning December 16, 2025, until maturity.
•
On September 24, 2025, we sold an aggregate principal amount of $200.0 million CAD of senior unsecured notes due September 24, 2030 (the “2030 Canadian Notes”). The 2030 Canadian Notes bear interest at a fixed rate of approximately 3.89% per annum, with interest only payments due semiannually on March 24 and September 24 of each year, beginning March 24, 2026, until maturity.
•
On August 18, 2026, we sold an aggregate principal amount of $200.0 million CAD of senior unsecured notes due February 18, 2031 (the “2031 Canadian Notes”). The 2031 Canadian Notes bear interest at a fixed rate of approximately 4.32% per annum, with interest only payments due semiannually on February 18 and August 18 of each year, beginning February 18, 2027, until maturity.

Each series of Canadian Notes was offered pursuant to an agency agreement among us, our Operating Partnership, the Subsidiary Guarantors (as defined below), BMO Nesbitt Burns Inc., National Bank Financial Inc., Scotia Capital Inc. and RBC Dominion Securities Inc. The Canadian Notes were issued pursuant to an indenture (the “Base Indenture”) among us, our Operating Partnership and Computershare Trust Company of Canada, as trustee (the “Trustee”). The Base Indenture was amended and supplemented for the 2028 Canadian Notes, the 2030 Canadian Notes and the 2031 Canadian Notes by a first, second and third supplemental indenture, respectively, each among us, our Operating Partnership and the Subsidiary Guarantors (collectively, the “Supplemental Indentures” and, together with the Base Indenture, the “Canadian Notes Indentures”).

Our Operating Partnership may redeem at any time all, or from time to time, any part of any series of the Canadian Notes then outstanding. The redemption price is the greater of (i) 100% of the principal amount so prepaid and (ii) the Canada Yield Price, together in each case with accrued and unpaid interest, if any, to the date fixed for redemption.

The “Canada Yield Price” means a price equal to the price of a note calculated to provide (A) for the 2028 Canadian Notes, a yield to the maturity date, and (B) for the 2030 Canadian Notes and the 2031 Canadian Notes, a yield to one month prior to the maturity date, in each case compounded semi-annually and calculated in accordance with generally accepted financial practice. That yield equals the Government of Canada yield (as calculated in accordance with the Supplemental Indentures) plus (A) for the 2028 Canadian Notes and the 2030 Canadian Notes, 0.28%, and (B) for the 2031 Canadian Notes, 0.26%, in each case on the business day prior to the date on which our Operating Partnership gives notice of redemption.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

In addition, upon a change of control triggering event, our Operating Partnership is required to offer to prepay each series of the Canadian Notes at a repurchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon. Holders who accept an offer to repurchase their notes upon a change of control triggering event are not entitled to the Canada Yield Price or any other amount in excess of the repurchase price.

The Canadian Notes Indentures contain certain customary representations and warranties, affirmative, negative and financial covenants, and events of default. If an event of default occurs and is continuing with respect to a series of the Canadian Notes, the Trustee may, in its discretion, accelerate the maturity of such series, including any accrued and unpaid interest. The Trustee will also do so upon instruction from the holders of 25% in aggregate principal amount of the outstanding notes of such series. Holders of more than 50% of the principal amount of such series have the right to waive certain events of default and/or annul the Trustee’s declaration of acceleration.

Key financial covenants included in the Canadian Notes Indentures include that the Operating Partnership must maintain: (i) a minimum interest coverage ratio of not less than 1.50 to 1.00, measured as a ratio of consolidated EBITDA to consolidated interest expense; (ii) a maximum percentage of total consolidated indebtedness to aggregate assets of 65%, tested on a pro forma basis giving effect to the incurrence of the indebtedness to be incurred and the application of the proceeds therefrom; (iii) a minimum tangible net worth of US$300,000,000; and (iv) a minimum ratio of unencumbered aggregate adjusted assets (excluding assets under development or redevelopment and undeveloped land and other non-income producing assets) to consolidated unsecured indebtedness (excluding subordinated indebtedness) of not less than 1.30 to 1.00. The foregoing description of certain key financial covenants is a summary only and is qualified in its entirety by reference to the full text of the Canadian Notes Indentures, including the specific definitions, calculation methodologies, and other terms set out therein.

The Canadian Notes rank pari passu with each other and with our Credit Facility (as defined below) with KeyBank National Association (“KeyBank”) and the 2032 Private Placement Notes (as defined below). Accordingly, we and each of our subsidiaries that has incurred or guaranteed indebtedness under such pari passu indebtedness (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed our Operating Partnership’s obligations under the Canadian Notes. The Canadian Notes Indentures require any of our subsidiaries that in the future incurs or guarantees indebtedness under such other pari passu indebtedness to also provide a note guarantee in favor of the holders of the Canadian Notes. A Subsidiary Guarantor will be automatically released from its guarantee of the Canadian Notes upon the release or discharge of its guarantee under both of the Credit Facility and the 2032 Private Placement Notes.

Credit Facility

On February 18, 2026, we, through our Operating Partnership (the “Borrower”), entered into a second amended and restated credit agreement with KeyBank as administrative agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto (the “Credit Agreement”).

The Credit Agreement provides for a senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $500 million. The Borrower has the right to increase the amount available under the Credit Facility by an additional $1.1 billion, for a total potential maximum aggregate amount of $1.6 billion, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit, and (b) up to $50 million for swingline loans; each of these sublimits is part of, and not in addition to, the amounts available under the Credit Facility. Borrowings under the Credit Facility may be in either USD or CAD. The Borrower’s outstanding balance under the previously existing 2024 Credit Facility (as defined under “Former Credit Facility” below) of approximately $68.3 million remained unchanged at the closing of the Credit Facility.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Amounts borrowed under the Credit Facility bear interest based on the type of borrowing (either Base Rate Loans, secured overnight financing rate (“SOFR”) Loans, or Canadian Overnight Repo Rate Average (“CORRA”) Loans, each as defined in the Credit Agreement) and vary based upon our consolidated leverage ratio or credit rating. Base Rate Loans bear interest at the lesser of (x) the Base Rate (as defined in the Credit Agreement) plus the applicable rate, or (y) the maximum rate. SOFR Loans that are Daily Simple SOFR Loans bear interest at the lesser of (x) Daily Simple SOFR (as defined in the Credit Agreement) plus the applicable rate, or (y) the maximum rate. SOFR Loans that are Term SOFR Loans bear interest at the lesser of (x) Term SOFR (as defined in the Credit Agreement) for the interest period in effect plus the applicable rate, or (y) the maximum rate. CORRA Loans bear interest at the lesser of (x) Daily Simple CORRA (as defined in the Credit Agreement) plus the applicable rate, or (y) the maximum rate. Until we achieve an investment grade credit rating, the corresponding applicable rate varies between 100 basis points to 145 basis points for SOFR Loans and CORRA Loans and between 0 basis points and 45 basis points for Base Rate Loans, in each case depending on our consolidated leverage ratio. After we achieve an investment grade credit rating, the corresponding applicable rate varies between 70 basis points to 140 basis points for SOFR Loans and CORRA Loans and between 0 basis points and 40 basis points for Base Rate Loans, in each case depending on our credit rating. Initial advances under the Credit Facility are Daily Simple SOFR Loans that bear interest at 105 basis points over Daily Simple SOFR. The Credit Facility is also subject to a facility fee based on the amount of outstanding revolving commitments, which varies from 15 bps to 30 bps, depending on our consolidated leverage ratio. After we achieve an investment grade credit rating, the facility fee varies from 10 bps to 30 bps depending on our credit rating. As of September 30, 2026, borrowings under the Credit Facility were only denominated in USD and bore interest based on Daily Simple SOFR plus the applicable spread of 1.05%.

The Credit Facility is fully recourse, jointly and severally, to us, the Borrower, and the Subsidiary Guarantors. In connection with the Credit Facility, each of us, the Borrower and the Subsidiary Guarantors executed guarantees in favor of the lenders. It is an event of default under the Credit Facility if (a) there is a payment default by us, the Borrower or any Subsidiary Guarantor under any recourse debt for borrowed money of at least $50 million, or (b) there is a payment default by us or any of our subsidiaries under any non-recourse debt of at least $100 million.

The Credit Facility is unsecured. The outstanding 2032 Private Placement Notes (as defined below), the outstanding 2028 Canadian Notes, the outstanding 2030 Canadian Notes and the outstanding 2031 Canadian Notes, previously issued by us, are pari passu with the Credit Facility.

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

As of September 30, 2026, based on the aforementioned information and borrowing base calculations, we had the ability to draw up to an additional approximately $293.9 million on the current capacity of the Credit Facility revolver.

Kelowna Canadian Property Loan

In connection with the acquisition of the Kelowna property on April 15, 2025, we assumed a loan from the seller in the amount of approximately $24.5 million CAD, or approximately $17.7 million USD as of April 15, 2025, (the “Kelowna Canadian Property Loan”). The Kelowna Canadian Property Loan incurs interest at a fixed rate of 3.45% with amortizing principal payments based on a 25-year amortization schedule, with a maturity of September 30, 2028. We provided a full recourse guaranty to National Bank of Canada (“NBC”), the lender, in connection with this loan. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default, which were initially determined prior to our assumption of this loan. On May 5, 2026, in order to cure a shortfall related to a debt service coverage ratio, we made a one-time principal payment of approximately $0.2 million USD. On May 27, 2026, the Kelowna Canadian Property Loan was amended to clarify and adjust certain financial covenants and cure provisions related to the covenants.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

2027 Ladera Ranch Loan

On December 20, 2024, in connection with our acquisition of our property located in Ladera Ranch, CA (the “Ladera Ranch Property”) from Extra Space Storage LP, we, through a wholly-owned subsidiary, entered into a loan with Extra Space Storage LP, as lender, with a loan amount of $42.0 million (the “2027 Ladera Ranch Loan”). The loan is interest-only with a fixed rate of 5.0% per annum, has a maturity date of December 5, 2027, and is secured by the Ladera Ranch Property. We also provided a non-recourse guaranty to Extra Space Storage LP in connection with this loan. The loan contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The Note Purchase Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, and events of default that were substantially similar to the 2024 Credit Facility. The 2032 Private Placement Notes were issued on a pari passu basis with the previously existing credit facility, and are pari passu with the Credit Facility. As a result of a security interest termination event, on April 17, 2025, KeyBank released the pledges of the Subsidiary Guarantors pursuant to the debt agreements, and each of the 2024 Credit Facility and the 2032 Private Placement Notes became unsecured. Prior to such event, the Company and Subsidiary Guarantors fully and unconditionally guaranteed our Operating Partnership’s obligations under the 2032 Private Placement Notes.

On April 26, 2024, we amended the Note Purchase Agreement dated April 19, 2022 (the “NPA Amendment”). The primary purpose of the NPA Amendment was to make certain conforming changes between the Note Purchase Agreement and our then recently amended and restated revolving credit facility, the 2024 Credit Facility. In particular, the NPA Amendment conformed certain of the definitions related to the financial tests that we are required to maintain, as well as certain of the property pool covenants we are required to satisfy, in the Note Purchase Agreement during the term thereof to those in the 2024 Credit Facility.

Former Credit Facility

On February 22, 2024, we, through the Borrower, entered into an amended and restated revolving credit facility with KeyBank as administrative agent and collateral agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto, (the “2024 Credit Facility”). The 2024 Credit Facility had a maturity date of February 22, 2027.

The aggregate commitment of the 2024 Credit Facility was originally $650 million. On February 4, 2025, we exercised the accordion rights under the 2024 Credit Facility to increase commitments by $50 million to a total of $700 million. Borrowings under the 2024 Credit Facility could be in either USD or CAD. Upon the closing of the 2024 Credit Facility, we immediately drew down an aggregate amount of $576 million, which was used primarily to pay off the amounts outstanding under a previous credit facility.

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

September 30, 2026

(Unaudited)

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

We had certain redemption rights with respect to the Series A Convertible Preferred Stock, including upon the listing of our Common Stock on a national securities exchange. In the event of such a listing, we had the right to redeem any or all outstanding Series A Convertible Preferred Stock at an amount equal to the greater of (i) the amount that would have been payable had such Preferred Shares been converted into common stock pursuant to the terms of the Purchase Agreement immediately prior to the listing of our Common Stock on the NYSE, and then all of such Preferred Shares were sold in the listing, or (ii) the aggregate purchase price of all outstanding Preferred Shares, plus any accrued and unpaid dividends (the “Liquidation Amount”).

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

In connection with the 2027 NBC loan borrowing, on March 12, 2024, we entered into a CORRA swap with NBC with an initial notional amount of $75,000,000 CAD at a rate of 3.926% for the initial duration of the 2027 NBC loan, maturing on March 7, 2027. The amortization of this swap corresponded with the amortizing principal payments on the related loan. This CORRA swap was terminated on June 16, 2025 in connection with the full repayment of the 2027 NBC loan on June 16, 2025. In connection with the termination of the CORRA swap, we paid NBC approximately $1.7 million CAD.

On May 1, 2024, to hedge our exposure to potentially rising interest rates, we entered into three SOFR interest rate caps for a total of approximately $8.2 million, which hedged approximately $400 million of notional exposure. We initially deferred payment for these SOFR interest rate caps, and recorded these interest rate caps net of the remaining amount of such deferred payment liability on our balance sheet. On April 8, 2025, in connection with our principal paydown on the 2024 Credit Facility, we terminated two of these three SOFR interest rate caps, and paid approximately $3.5 million. On May 1, 2025, the third of these three SOFR interest rate caps matured, whereby we owed and paid approximately $3.7 million, representing $3.9 million of deferred payment, less $0.2 million related to the prior month’s settlement.

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

As of September 30, 2026 and December 31, 2025, we held no interest rate derivatives.

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

On December 30, 2024, in an effort to hedge the cash generated at our Canadian properties, we entered into four new foreign currency forwards: (i) one such hedge had a notional amount of $2.8 million CAD at a strike rate of 1.4412, and matured on February 27, 2025; (ii) the second hedge had a notional amount of $3.3 million CAD at a strike rate of 1.4363, and matured on May 27, 2025; (iii) the third hedge had a notional amount of $3.5 million CAD at a strike rate of 1.4312, and

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

matured on August 27, 2025, whereby we paid approximately $0.1 million CAD; and (iv) the fourth hedge had a notional amount of $3.3 million CAD at a strike rate of 1.4261, with a scheduled maturity of November 28, 2025. We early terminated this fourth hedge on November 5, 2025, and received $8,000 CAD in such settlement.

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

On April 11, 2025, we settled a net investment hedge foreign currency forward, receiving approximately $2.6 million USD, and simultaneously entered into a new net investment hedge foreign currency forward for the same notional amount of approximately $136.5 million CAD, maturing on July 11, 2025. On June 23, 2025, we entered into a net investment hedge foreign currency forward to directly offset the pre-existing $136.5 million CAD foreign currency forward. This hedge negated the impact of the previously existing hedge. On June 29, 2025, we were able to terminate both hedges, and we paid approximately $1.8 million on July 1, 2025 in connection with settling both of these derivatives.

As of September 30, 2026 and December 31, 2025, we held no foreign currency hedges.

The change in the value of the portion of our settled and unsettled foreign currency forwards that are not designated for hedge accounting for GAAP was recorded in other income (expense) in our consolidated statements of operations and represented a gain of approximately $0.2 million and a loss of approximately $3.6 million for the three and nine months ended September 30, 2025.

The following table presents the effect of our derivative financial instruments designated as a hedge for GAAP purposes on our consolidated statements of operations for the periods presented (in thousands):

	Loss recognized in OCI for the nine months ended September 30,		Location of amounts reclassified from OCI	Loss reclassified from OCI for the nine months ended September 30,		Location of loss associated with missed forecast transaction	Amount of loss recognized in income on derivative (reclassifications of missed forecasted transactions) for the nine months ended September 30,
Type	2026	2025	into income	2026	2025		2026	2025
Interest Rate Swaps	$—	$(148)	Interest expense	$—	$(226)	Other, net	$—	$(1,192)
Interest Rate Caps	—	(35)	Interest expense	—	(185)	Other, net	—	(186)
Foreign Currency Forwards	—	(498)	N/A	—	—	N/A	—	—
	$—	$(681)		$—	$(411)		$—	$(1,378)

There were no derivative instruments designated as hedges outstanding during the three months ended September 30, 2026 or 2025.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following is a summary of our income tax expense (benefit) for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	Federal	State	Canadian	Total
Current	$—	$28	$517	$545
Deferred	82	—	146	228
Total	$82	$28	$663	$773

	Three Months Ended September 30, 2025
	Federal	State	Canadian	Total
Current	$—	$23	$149	$172
Deferred	131	—	312	443
Total	$131	$23	$461	$615

	Nine Months Ended September 30, 2026
	Federal	State	Canadian	Total
Current	$—	$79	$909	$988
Deferred	150	—	345	495
Total	$150	$79	$1,254	$1,483

	Nine Months Ended September 30, 2025
	Federal	State	Canadian	Total
Current	$—	$26	$629	$655
Deferred	272	—	611	883
Total	$272	$26	$1,240	$1,538

The major sources of temporary differences that give rise to the deferred tax effects are shown below (in thousands):

	September 30,	December 31,
	2026	2025
Deferred tax liabilities:
Canadian real estate	$(9,495)	$(9,538)
Intangible contract assets	(911)	(1,181)
Total deferred tax liability	(10,406)	(10,719)

Deferred tax assets:
Canadian real estate and non-capital losses (1)	9,406	8,580
Other	1,714	1,951
Total deferred tax assets	11,120	10,531

Valuation allowance	(4,253)	(3,189)

Net deferred tax liabilities	$(3,539)	$(3,377)

(1)
Such amount includes deferred tax assets from Canadian real estate basis differences, Canadian non-capital loss carryforwards, and Canadian non-deductible interest expense carry-forwards, which represented approximately $1.9 million, $5.0 million, and $2.5 million as of September 30, 2026, respectively, and approximately $1.4 million, $5.2 million, and $2.0 million as of December 31, 2025, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The Canadian non-capital losses expire between 2032 and 2045, and the non-deductible interest expense carry-forwards have no expiration. As of September 30, 2026 and December 31, 2025, we had Canadian non-capital loss carry forwards of approximately $19.2 million and $19.7 million, respectively. As of September 30, 2026 and December 31, 2025, we had a valuation allowance of approximately $4.3 million and $3.2 million, respectively, related to non-capital loss carry-forwards, non-deductible interest expense carry-forwards, and basis differences at certain of our Canadian properties.

As of September 30, 2026 and December 31, 2025, we had no interest or penalties related to uncertain tax positions. In the United States, the tax years 2022-2025 remain open to examination, and in Canada, the tax years 2022-2025 remain open to examination, with possible extensions under certain conditions that would allow the years 2019-2025 to be open to examination.

Note 11. Segment Disclosures

We operate in two reportable business segments: (i) self storage operations and (ii) our Managed Platform business. Our self storage operations consist of our wholly-owned self storage facilities, primarily consisting of month-to-month rental revenue and related ancillary revenue that these self storage facilities produce. Our Managed Platform business consists of the various management services we perform for the Managed REITs and the services we perform through our Third Party Platform, including the services performed related to property management, asset management, lending, and construction and development management. The reportable segments offer different products and services to different customers and are therefore managed separately.

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following tables summarize information for the reportable segments for the periods presented (in thousands):

	Three Months Ended September 30, 2026
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$65,061	$—	$—	$65,061
Ancillary operating revenue	3,114	—	—	3,114
Managed Platform revenue (1)	—	6,680	—	6,680
Reimbursable costs from Managed Platform (2)	—	6,924	—	6,924
Total revenues	68,175	13,604	—	81,779
Operating expenses:
Property operating expenses
Property taxes	6,977	—	—	6,977
Payroll	5,004	—	—	5,004
Advertising & other	1,852	—	—	1,852
Repairs & maintenance	1,485	—	—	1,485
Utilities	1,701	—	—	1,701
Property insurance	1,252	—	—	1,252
Administrative and professional	3,321	—	—	3,321
Total property operating expenses	21,592	—	—	21,592
Managed Platform expenses (3)	—	3,766	—	3,766
Reimbursable costs from Managed Platform (2)	—	6,924	—	6,924
Segment operating income (4)	46,583	2,914	—	49,497
Other operating expenses:
General and administrative (5)	—	—	9,697	9,697
Depreciation	16,183	9	319	16,511
Intangible amortization expense	1,977	308	—	2,285
Acquisition expenses	791	—	—	791
Contingent earnout adjustment	—	504	—	504
Total other operating expenses	18,951	821	10,016	29,788
Gain on disposition of real estate	238	—	—	238
Income (loss) from operations	27,870	2,093	(10,016)	19,947
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(54)	(54)
Equity in losses from investments in Managed REITs	—	(281)	—	(281)
Investment income, net	123	1,600	—	1,723
Other, net	2,815	—	(326)	2,489
Interest expense	(12,156)	(1,159)	(38)	(13,353)
Loss on debt extinguishment	(59)	—	—	(59)
Income tax (expense) benefit	(557)	(216)	—	(773)
Net income (loss)	$18,036	$2,037	$(10,434)	$9,639

(1)
Included within Managed Platform revenue was approximately $2.9 million of revenue related to our Third Party Platform acquired on October 1, 2025.
(2)
Included within Reimbursable costs from Managed Platform was approximately $3.6 million related to our Third Party Platform acquired on October 1, 2025.
(3)
Included within Managed Platform expenses was approximately $2.9 million of expense related to our Third Party Platform acquired on October 1, 2025.
(4)
Included within Managed Platform segment operating income was approximately $0.1 million of loss related to our Third Party Platform acquired on October 1, 2025.
(5)
Included within General and administrative was approximately $0.7 million of stock and related compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

	Three Months Ended September 30, 2025
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$61,768	$—	$—	$61,768
Ancillary operating revenue	2,825	—	—	2,825
Managed Platform revenue	—	3,841	—	3,841
Reimbursable costs from Managed Platform	—	1,995	—	1,995
Total revenues	64,593	5,836	—	70,429
Operating expenses:
Property operating expenses
Property taxes	6,859	—	—	6,859
Payroll (1)	6,691	—	—	6,691
Advertising & other	1,604	—	—	1,604
Repairs & maintenance	2,005	—	—	2,005
Utilities	1,691	—	—	1,691
Property insurance	1,556	—	—	1,556
Administrative and professional	3,085	—	—	3,085
Total property operating expenses	23,491	—	—	23,491
Managed Platform expenses (1)	—	2,074	—	2,074
Reimbursable costs from Managed Platform	—	1,995	—	1,995
Segment operating income	41,102	1,767	—	42,869
Other operating expenses:
General and administrative (1)	—	—	10,435	10,435
Depreciation	16,064	—	210	16,274
Intangible amortization expense	2,904	—	—	2,904
Acquisition expenses	408	—	72	480
Total other operating expenses	19,376	—	10,717	30,093
Income (loss) from operations	21,726	1,767	(10,717)	12,776
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(47)	(47)
Equity in losses from investments in Managed REITs	—	(248)	—	(248)
Investment income, net	139	1,397	—	1,536
Other, net	4,649	—	18	4,667
Interest expense	(12,480)	—	(41)	(12,521)
Income tax expense	(497)	(118)	—	(615)
Net income (loss)	$13,537	$2,798	$(10,787)	$5,548

(1)
Included within Payroll, Managed Platform expenses, and General and administrative expenses was approximately $1.9 million, $1.1 million, and $1.5 million, respectively, of stock compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

	Nine Months Ended September 30, 2026
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$189,855	$—	$—	$189,855
Ancillary operating revenue	8,975	—	—	8,975
Managed Platform revenue (1)	—	20,039	—	20,039
Reimbursable costs from Managed Platform (2)	—	20,497	—	20,497
Total revenues	198,830	40,536	—	239,366
Operating expenses:
Property operating expenses
Property taxes	21,504	—	—	21,504
Payroll	15,316	—	—	15,316
Advertising & other	5,323	—	—	5,323
Repairs & maintenance	4,527	—	—	4,527
Utilities	4,701	—	—	4,701
Property insurance	4,029	—	—	4,029
Administrative and professional	9,626	—	—	9,626
Total property operating expenses	65,026	—	—	65,026
Managed Platform expenses (3)	—	11,816	—	11,816
Reimbursable costs from Managed Platform (2)	—	20,497	—	20,497
Segment operating income (4)	133,804	8,223	—	142,027
Other operating expenses:
General and administrative (5)	—	—	28,730	28,730
Depreciation	48,800	15	776	49,591
Intangible amortization expense	8,077	906	—	8,983
Acquisition expenses	1,090	—	—	1,090
Contingent earnout adjustment	—	1,547	—	1,547
Total other operating expenses	57,967	2,468	29,506	89,941
Gain on disposition of real estate	1,963	—	—	1,963
Income (loss) from operations	77,800	5,755	(29,506)	54,049
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(343)	(343)
Equity in losses from investments in Managed REITs	—	(910)	—	(910)
Investment income, net	357	5,443	—	5,800
Other, net	14,693	—	273	14,966
Interest expense	(36,875)	(2,838)	(117)	(39,830)
Loss on debt extinguishment	(321)	—	—	(321)
Income tax (expense) benefit	(1,277)	(223)	17	(1,483)
Net income (loss)	$54,377	$7,227	$(29,676)	$31,928

(1)
Included within Managed Platform revenue was approximately $8.5 million of revenue related to our Third Party Platform acquired on October 1, 2025.
(2)
Included within Reimbursable costs from Managed Platform was approximately $10.7 million related to our Third Party Platform acquired on October 1, 2025.
(3)
Included within Managed Platform expenses was approximately $8.9 million of expense related to our Third Party Platform acquired on October 1, 2025.
(4)
Included within Managed Platform segment operating income was approximately $0.4 million of loss related to our Third Party Platform acquired on October 1, 2025.
(5)
Included within General and administrative was approximately $2.0 million of stock and related compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

	Nine Months Ended September 30, 2025
		Managed	Corporate
	Self Storage	Platform	and Other	Total
Revenues:
Self storage rental revenue	$176,509	$—	$—	$176,509
Ancillary operating revenue	8,161	—	—	8,161
Managed Platform revenue	—	11,990	—	11,990
Reimbursable costs from Managed Platform	—	6,035	—	6,035
Total revenues	184,670	18,025	—	202,695
Operating expenses:
Property operating expenses
Property taxes	19,966	—	—	19,966
Payroll (1)	17,892	—	—	17,892
Advertising & other	4,650	—	—	4,650
Repairs & maintenance	5,050	—	—	5,050
Utilities	4,458	—	—	4,458
Property insurance	4,738	—	—	4,738
Administrative and professional	8,874	—	—	8,874
Total property operating expenses	65,628	—	—	65,628
Managed Platform expenses (1)	—	6,559	—	6,559
Reimbursable costs from Managed Platform	—	6,035	—	6,035
Segment operating income	119,042	5,431	—	124,473
Other operating expenses:
General and administrative (1)	—	—	29,980	29,980
Depreciation	45,974	—	767	46,741
Intangible amortization expense	6,431	—	—	6,431
Acquisition expenses	853	—	189	1,042
Total other operating expenses	53,258	—	30,936	84,194
Income (loss) from operations	65,784	5,431	(30,936)	40,279
Other income (expense):
Equity in losses from investments in unconsolidated real estate ventures	—	—	(408)	(408)
Equity in losses from investments in Managed REITs	—	(620)	—	(620)
Investment income, net	390	2,594	—	2,984
Other, net	3,369	—	334	3,703
Interest expense	(46,453)	—	(120)	(46,573)
Loss on debt extinguishment	(2,533)	—	—	(2,533)
Income tax expense	(1,200)	(258)	(80)	(1,538)
Net (loss) income	$19,357	$7,147	$(31,210)	$(4,706)

(1)
Included within Payroll, Managed Platform expenses, and General and administrative expense was approximately $3.6 million, $2.0 million, and $3.1 million, respectively, of stock compensation expense related to our IPO Grant (as defined in Note 13 – Equity-Based Compensation).

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following table summarizes our total assets by segment (in thousands):

Segments	September 30, 2026	December 31, 2025
Self Storage (1)	$2,152,602	$2,204,897
Managed Platform (2)	244,572	164,508
Corporate and Other	58,863	62,767
Total assets (3)	$2,456,037	$2,432,172

(1)
Included in the assets of the Self Storage segment as of September 30, 2026 and December 31, 2025, was approximately $52.2 million and $52.2 million, respectively, of goodwill. Additionally, as of September 30, 2026 and December 31, 2025, there were no accumulated impairment charges to goodwill within the Self Storage segment.
(2)
Included in the assets of the Managed Platform segment as of September 30, 2026 and December 31, 2025, was approximately $1.4 million and $1.4 million, respectively, of goodwill related to our Self Administration Transaction (as defined in Note 12 – Related Party Transactions). Such goodwill is net of accumulated impairment charges in the Managed Platform segment of approximately $24.7 million and $24.7 million, respectively, as of September 30, 2026 and December 31, 2025, which relates to the impairment charge recorded during the year ended December 31, 2020. Additionally, as of September 30, 2026 and December 31, 2025, there was approximately $16.3 million and $16.3 million, respectively, of goodwill related to the Third Party Platform Acquisition, bringing the total amount of goodwill therein to approximately $17.7 million and $17.7 million, respectively. Also included in the assets of the Managed Platform segment as of September 30, 2026 and December 31, 2025, was approximately $6.8 million and $7.7 million, respectively, of net intangible asset related to the acquisition of our Third Party Platform. See Note 4 – Third Party Platform Acquisition for further information.
(3)
Other than our investments in and advances to Managed REITs, investments in unconsolidated real estate ventures and investment in the Third Party Platform, substantially all of our investments in real estate facilities and intangible assets, as well as our capital expenditures, as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025, were associated with our self storage platform. See Note 3 – Real Estate Facilities for additional detail.

As of September 30, 2026 and December 31, 2025, approximately $256.8 million and $255.4 million, respectively, of our assets in the self storage segment related to our operations in Canada. For the three months ended September 30, 2026 and 2025, approximately $7.6 million and $6.8 million, respectively, of our revenues in the self storage segment related to our operations in Canada. For the nine months ended September 30, 2026 and 2025, approximately $22.5 million and $18.3 million, respectively, of our revenues in the self storage segment related to our operations in Canada. Substantially all of our operations related to the management fees we generate through our management contracts with the Managed REITs and all of the fees from our Third Party Platform are performed in the U.S.; accordingly, substantially all of our assets and revenues related to our Managed Platform segment are based in the U.S. as well.

As of September 30, 2026 and December 31, 2025, approximately $32.6 million and $29.7 million, respectively, of our assets in the Corporate and Other segment table above relate to our Canadian JV Properties, which operate in Canada.

For the three months ended September 30, 2026 and 2025, we recorded net aggregate income of approximately $0.2 million and a net aggregate loss of approximately $0.1 million, respectively, from our equity in earnings/losses related to our unconsolidated Canadian JV Properties, which operate in Canada. For the nine months ended September 30, 2026 and 2025, we recorded net aggregate income of approximately $0.5 million and a net aggregate loss of approximately $0.4 million, respectively, from our equity in earnings/losses related to our unconsolidated Canadian JV Properties, which operate in Canada.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Advisory Agreement Fees

Our Managed REIT advisor subsidiaries are or were entitled to receive various fees and expense reimbursements under the terms of the SST VI, SST X, and SSGT III advisory agreements, each of which is described below.

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

September 30, 2026

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Subsequent to September 30, 2026, SST VI acquired SSGT III; see Note 16 – Subsequent Events for additional information.

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

In addition, a subsidiary of our Operating Partnership holds a special performance participation interest in the SST X Operating Partnership that entitles it to receive an allocation from the SST X Operating Partnership equal to 10.0% of the Total Return (as defined in the SST X Operating Partnership’s limited partnership agreement) with respect to Class F-T Common Units, Class F-D Units and Class F-I Common Units (12.5% with respect to Class T Units, Class D Units and Class I Units), subject to a 5% “Hurdle Amount” and a “High Water Mark” with respect to such class of units, with a “Catch-Up” (each term as defined in the limited partnership agreement of the SST X Operating Partnership). Such allocation and the related distribution are made annually.

As of September 30, 2026 and December 31, 2025, SST X had sold approximately $2.0 million and $2.0 million, respectively, of its Class F-I Common Shares.

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

September 30, 2026

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

Summary of Fees and Revenue Related to the Managed REITs

Pursuant to the terms of the various agreements described above for the Managed REITs, the following summarizes the related party fees for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Managed Platform Revenues	2026	2025	2026	2025
Asset Management Fees:
SST VI	$1,145	$1,123	$3,439	$3,276
SSGT III	563	546	1,676	1,399
SST X	4	—	11	—
Total Asset Management Fees	1,712	1,669	5,126	4,675
Property Management Fees:
SST VI	548	507	1,601	1,459
SSGT III	418	371	1,264	971
SST X	10	—	31	—
JV Properties	304	230	916	749
Third Party Platform (1)	1,976	—	5,928	—
Total Property Management Fees	3,256	1,108	9,740	3,179
Tenant Protection Program Fees:
SST VI	413	365	1,184	1,034
SSGT III	331	320	1,064	798
SST X	14	—	51	—
JV Properties	115	112	347	322
Third Party Platform (1)	869	—	2,541	—
Total Tenant Protection Program Fees	1,742	797	5,187	2,154
Acquisition Fees:
SSGT III	—	325	—	2,088
Total Acquisition Fees	—	325	—	2,088
Other Managed REIT Fees (2)	226	215	772	673
Other Third Party Platform Fees (1) (4)	16	—	22	—
Managed Platform Fees	6,952	4,114	20,847	12,769
Sponsor funding reduction (3)	(272)	(273)	(808)	(779)
Total Managed Platform Revenues	$6,680	$3,841	$20,039	$11,990

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

September 30, 2026

(Unaudited)

value of the Series C Units received is accounted for as a reduction of Managed Platform revenue from SST VI over the remaining estimated term of the management contracts with SST VI.
(4)
Such amounts primarily include property management startup fee revenue.

We offer tenant insurance or tenant protection programs to customers at our Managed REITs’ properties pursuant to which we, as the property manager and majority owner of the Tenant Protection Programs joint ventures, are entitled to substantially all of the net revenue attributable to the sale of such tenant programs.

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

As of September 30, 2026 and December 31, 2025, we had receivables and advances due from the Managed REITs totaling approximately $48.1 million and $23.4 million, respectively. Such amounts included unpaid amounts relative to the above table, in addition to other direct routine reimbursable expenditures of the Managed REITs that we directly funded, and are included in investments in and advances to Managed REITs in our consolidated balance sheets.

Investments in and advances to SST VI OP

Equity Investments - SST VI

On March 10, 2021, our Operating Partnership made an investment of $5.0 million in SST VI OP, in exchange for common units of limited partnership interest in SST VI OP. Additionally, a subsidiary of our Operating Partnership owns a special limited partnership interest (the “SST VI SLP”) in SST VI OP.

For the three months ended September 30, 2026 and 2025, we recorded a net loss from our equity in earnings related to our common equity interests, excluding our preferred investment discussed below, in SST VI OP of approximately $0.1 million and $0.2 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively, excluding distributions received related to the Series D Preferred Units, defined below. For the nine months ended September 30, 2026 and 2025, we recorded a net loss from our equity in earnings related to our common equity interests, excluding our preferred investment discussed below, in SST VI OP of approximately $0.4 million and $0.3 million, respectively, and received distributions in the amount of approximately $0.3 million and $0.3 million, respectively, excluding distributions received related to the Series D Preferred Units, defined below.

On September 4, 2025, we, through one of our subsidiaries entered into a preferred unit purchase agreement with SST VI OP (the “Series D Preferred Unit Purchase Agreement”) for up to 1,400,000 Series D cumulative redeemable preferred units (“Series D Preferred Units”), in consideration for up to $35.0 million. As of December 31, 2025, we had purchased the full 1,400,000 Series D Preferred Units. Distributions on the Series D Preferred Units of SST VI OP are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (i) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (ii) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (iii) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (iv) 9% per annum thereafter. The Series D Preferred Unit Purchase Agreement provides that the purchase price for the Series D Preferred Units shall be equal to $25 per share. The Series D Preferred Units require an investment fee equal to 1.0% of the amount invested at any closing.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

We recorded income from our investment in the Series D Preferred Units of approximately $0.5 million and $0.1 million for three months ended September 30, 2026 and 2025, respectively, and approximately $1.6 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in investment income, net in our consolidated statements of operations.

Sponsor Funding Agreement - SST VI

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Debt Investments - SST VI

On June 13, 2023, our Operating Partnership entered into a promissory note agreement with SST VI OP (the “SST VI Note”), where SST VI OP borrowed $15.0 million. Interest on the loan accrued at SOFR plus 3.0%. Payments on the SST VI Note are interest only. The loan was extended on December 8, 2023 to December 31, 2024 at the borrower’s option, and as such, the interest rate on the loan increased to SOFR plus 4.0%, and a fee equal to 0.25% of the outstanding principal balance was due as a result of SST VI exercising the extension option. The SST VI Note required a commitment fee equal to 1.0% of the aggregate principal amount of the loan.

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

On June 10, 2026, the SST VI Note was further amended to expand the borrowing capacity up to $35.0 million, with additional borrowings to be disbursed on or before October 31, 2026, and an additional maturity extension option was added to possibly extend the maturity date to December 31, 2027, subject to certain customary terms and the payment of an extension fee equal to 0.25% of the outstanding principal balance. The borrower incurs a commitment fee owed to us in the amount of 1.0% of the additional disbursements. In June, August and September 2026, SST VI borrowed an additional $3.5 million, $1.0 million and $2.0 million, respectively, on the SST VI Note. Subsequent to September 30, 2026, in October 2026, SST VI borrowed an additional $2.0 million on the SST VI Note.

The following table summarizes the carrying value of our investments in and advances to SST VI for the periods presented (dollars in thousands):

			Contractual	Effective
			Interest/	Interest/
	September 30,	December 31,	Preferred	Preferred	Maturity
	2026	2025	Rate (1)	Rate (1)	Date (1)
Receivables:
Receivables and advances due	$20,293	$5,319
Debt:
SST VI Note	31,500	25,000	SOFR + 3.5%	7.40%	06/30/2027
Equity:
Series D Preferred Units	34,650	34,650	6.00% (2)	6.00%
SST VI OP Units, SLP and Series C Units	4,284	4,959
Total investments in and advances to SST VI	$90,727	$69,928

(1)
Reflects the current interest/preferred rate or maturity date information in effect as of September 30, 2026, as applicable.
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

Investments in and advances to SSGT III OP

Equity Investments - SSGT III

On August 29, 2022, our Operating Partnership made an investment of $5.0 million in SS Growth Operating Partnership III, L.P., the operating partnership of SSGT III (“SSGT III OP”), in exchange for common units of limited partnership interest in SSGT III OP. Additionally, a subsidiary of our Operating Partnership owns a special limited partnership interest (the “SSGT III SLP”) in SSGT III OP.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

For the three months ended September 30, 2026 and 2025, we recorded a net loss from our equity in earnings related to our common equity interests in SSGT III OP of approximately $0.2 million and $0.2 million, respectively, and received distributions in the amount of approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded a net loss from our equity in earnings related to our common equity interests in SSGT III OP of approximately $0.5 million and $0.4 million, respectively, and received distributions in the amount of approximately $0.2 million and $0.2 million, respectively.

Debt Investments - SSGT III

On November 13, 2025, our Operating Partnership provided a bridge loan to Blue Door AM I, LLC, an indirect wholly-owned subsidiary of SSGT III, for $15.0 million (the “SSGT III-Blue Door III Bridge Loan”) in order to capitalize a Delaware statutory trust. The SSGT III-Blue Door III Bridge Loan required a commitment fee equal to 0.50% of the original principal amount of the loan. Interest on the SSGT III-Blue Door III Bridge Loan accrues at a variable rate equal to SOFR plus 3.0% per annum. As such interest accrues it will be added to the principal balance outstanding on each payment date until the loan is fully repaid. The loan had an initial maturity date of November 13, 2026, with a one-time extension option to May 13, 2027, subject to certain conditions, which was exercised subsequent to September 30, 2026. An extension fee of 0.25% of the principal indebtedness as of the extension date is due when such extension option is exercised, and the spread on the interest rate increases to 4.0% upon exercising the extension option. The loan agreement requires the borrower to make a prepayment on the SSGT III-Blue Door III Bridge Loan in an amount equal to 80% of the equity proceeds the borrower receives from its equity issuances (each, a “Bridge Loan Prepayment”). Each Bridge Loan Prepayment is due on the next occurring payment date following the borrower’s receipt of issuance proceeds.

On December 18, 2025, SSGT III’s taxable REIT subsidiary entered into a loan with KeyBank in the amount of $25.0 million (the “KeyBank-SSGT III Bridge Loan”), which was scheduled to mature on June 18, 2026, subject to a six-month extension option. Pursuant to such arrangement, we agreed to the subordination of the SSGT III-Blue Door III Bridge Loan to KeyBank’s rights to payment under the KeyBank-SSGT III Bridge Loan. SSGT III’s taxable REIT subsidiary fully repaid the KeyBank-SSGT III Bridge loan in June 2026.

The following table summarizes the carrying value of our investments in and advances to SSGT III for the periods presented (dollars in thousands):

			Contractual		Effective
	September 30,	December 31,	Interest		Interest	Maturity
	2026	2025	Rate (1)		Rate (1)	Date (1)
Receivables:
Receivables and advances due	$23,830	$15,878
Debt:
SSGT III-Blue Door III Bridge Loan	13,000	15,000	SOFR + 3.0%	(2)	6.90%	11/13/2026 (2)
Equity:
SSGT III OP Units and SSGT III SLP	1,273	1,971
Total investments in and advances to SSGT III	$38,103	$32,849

(1)
Reflects the current interest rate or maturity date information in effect as of September 30, 2026, as applicable.
(2)
Subsequent to September 30, 2026, the SSGT III-Blue Door III Bridge Loan extension option was exercised, which extended the maturity date to May 13, 2027 and increased the interest rate spread to 4.0%.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

We serve as the property manager for the properties owned by the DSTs that are leased pursuant to a master lease by a SSGT III subsidiary, which pursuant to the lease is required to pay rent to the DST equal to the required debt service. Such requirement is further supported by a minimum capital requirement of the SSGT III lessor entity, initially further supported by a guaranty from the SSGT III OP of such required capital. As of September 30, 2026 and December 31, 2025, SSGT III had sponsored and initiated the syndication of DST interests to retail investors for such DST programs, covering eight properties.

The above SSGT III DST syndicated offerings were in various stages of completion. We serve as the property manager for each property owned by such DSTs.

The following table summarizes the carrying value of our investments in and advances to DSTs sponsored by SSGT III for the periods presented (dollars in thousands):

			Contractual	Effective
	September 30,	December 31,	Interest	Interest	Maturity
	2026	2025	Rate (1)	Rate (1)	Date (1)
Debt:
BD III DST Mortgage Loans	$24,191	$24,191	5.00%	5.00%	11/13/2032
Total investments in and advances to DSTs Sponsored by SSGT III	$24,191	$24,191

(1)
Reflects the current interest rate or maturity date information in effect as of September 30, 2026, as applicable.

Investments in and advances to SST X OP

Equity Investments - SST X

SmartStop Storage Advisors, LLC (“SSA”), a subsidiary of our Operating Partnership, made two contributions of $1,000 to SST X OP, in exchange for common units of limited partnership interest in SST X OP, one on January 14, 2025 in connection with the formation of SST X OP and the other on June 27, 2025 in connection with the entry into the advisory agreement and the first amended and restated limited partnership agreement of SST X OP, in which SSA was granted a special limited partnership interest in SST X OP. Similarly, the SST X advisor made a $1,000 investment in common shares on January 28, 2025 in connection with the formation of SST X.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

On October 29, 2025, we, through one of our subsidiaries entered into a preferred unit purchase agreement with SST X OP for 72,000 series A cumulative preferred units of SST X OP (the “Series A Preferred Units”) for $1.8 million. Distributions on the Series A Preferred Units are cumulative from the date of issuance and are payable monthly in arrears. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter. The Series A Preferred Units require an investment fee equal to 1.0% of the amount invested at any closing. As of September 30, 2026 and December 31, 2025, we owned an aggregate of 72,000 and 72,000, respectively, Series A Preferred Units for $1.8 million and $1.8 million, respectively.

We recorded income from our investment in the Series A Preferred Units of approximately $27,000 and none for the three months ended September 30, 2026 and 2025, respectively, and approximately $0.1 million and none for the nine months ended September 30, 2026 and 2025, respectively, which is included in investment income, net in our consolidated statements of operations.

On October 30, 2025, in connection with the above described investment in the SST X OP, we sold the Murfreesboro, Tennessee property to SST X for approximately $7.9 million.

The following table summarizes the carrying value of our investments in and advances to SST X for the periods presented (dollars in thousands):

	September 30,	December 31,	Preferred
	2026	2025	Rate (1)
Receivables:
Receivables and advances due	$4,008	$2,208
Equity:
Series A Preferred Units	1,782	1,782	6.00%
SST X OP Units and Common Stock	3	3
Total investments in and advances to SST X	$5,793	$3,993

(1)
Reflects the current rate in effect as of September 30, 2026, as applicable. Distributions are payable at a rate of: (a) 6% per annum from the date of issuance until the second anniversary after the date of issuance; (b) 7% per annum commencing the day following the second anniversary after the date of issuance until the third anniversary after the date of issuance; (c) 8% per annum commencing the day following the third anniversary after the date of issuance until the fourth anniversary after the date of issuance; and (d) 9% per annum thereafter.

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

For the three months ended September 30, 2026 and 2025, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, we incurred reimbursements payable to SAM under the Administrative Services Agreement of approximately $0.2 million and $0.5 million, respectively.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

For the three months ended September 30, 2026 and 2025, we recorded reimbursements from SAM related to services provided to SAM of approximately $0.1 million and $0.1 million, respectively, which were included in Managed Platform revenue in our consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, we recorded reimbursements from SAM related to services provided to SAM of approximately $0.4 million and $0.4 million, respectively, which were included in Managed Platform revenue in our consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, a receivable of approximately $0.2 million and $0.4 million, respectively, was due from SAM related to the Administrative Services Agreement.

See Note 6 – Investments in Unconsolidated Real Estate Ventures for additional information regarding other equity method investees which are deemed to be a related party, given they are accounted for as equity method investments.

Note 13. Equity-Based Compensation

Prior to June 15, 2022, we issued equity-based compensation pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Prior Plan”). On June 15, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (the “Plan”), and we no longer issue equity under the Prior Plan. Pursuant to the Plan, we are able to issue various forms of equity-based compensation. Through September 30, 2026, we have generally issued equity-based awards in two forms: (1) restricted stock awards consisting of shares of our common stock, and (2) long-term incentive plan units of our Operating Partnership (“LTIP Units”).

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

September 30, 2026

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

The following table summarizes the activity related to our time-based awards:

	Restricted Stock		LTIP Units
Time-Based Award Grants	Shares	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	19,661	$57.12	104,484	$53.68
Granted	350,368	30.18	365,195	33.83
Vested	(223,580)	31.34	(81,964)	49.75
Forfeited	(21,248)	30.97	—	—
Unvested at December 31, 2025	125,201	32.20	387,715	35.81
Granted	26,544	31.03	136,130	29.63
Vested	(38,731)	34.81	(76,703)	29.80
Forfeited	(6,023)	31.66	—	—
Unvested at September 30, 2026	106,991	$31.00	447,142	$34.96

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

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Recipients of performance-based restricted stock accrue distributions during the performance period, and such distributions will only be payable on the date that any such shares of restricted stock vest, based upon the performance level attained. Recipients of such performance-based LTIP Units were issued LTIP Units at 200% of the targeted award and are entitled to receive distributions and allocations of profits and losses with respect to the performance-based LTIP Units as of the effective date of each award in an amount equal to 10% of the distributions available to such LTIP Units, until the Distribution Participation Date (as defined in the limited partnership agreement of our Operating Partnership (the “Operating Partnership Agreement”)). The remaining 90% of distributions will accrue and will be payable on the Distribution Participation Date based upon the performance level attained and number of performance-based LTIP Units that vest. Following the Distribution Participation Date, recipients will be entitled to receive the full amount of distributions with respect to the vested performance-based LTIP Units, such amount being equivalent to distributions declared and paid on our Common Shares.

The following table summarizes our activity related to our performance-based awards:

	LTIP Units
Performance-Based Award Grants	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	159,641	$53.52
Granted	68,634	52.12
Vested	(13,633)	52.72
Forfeited	(13,633)	52.72
Unvested at December 31, 2025	201,009	53.16
Granted	149,578	18.60
Vested (1)	(66,373)	53.20
Forfeited	—	—
Unvested at September 30, 2026	284,214	$34.96

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

As of September 30, 2026 and December 31, 2025, 1,136,937 and 1,443,166, respectively, shares of stock were available for issuance under the Plan.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

For the three and nine months ended September 30, 2026, we recorded approximately $2.5 million and $8.3 million, respectively, and for the three and nine months ended September 30, 2025, we recorded approximately $3.8 million and $9.0 million, respectively, of equity-based compensation expense in general and administrative in our consolidated statements of operations.

For the three and nine months ended September 30, 2026, we recorded approximately $31,000 and $0.1 million, respectively, and for the three and nine months ended September 30, 2025, we recorded approximately $1.6 million and $3.3 million, respectively, of equity-based compensation expense in property operating expenses in our consolidated statements of operations.

For the three and nine months ended September 30, 2026, we recorded approximately $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2025, we recorded approximately $0.9 million and $1.9 million, respectively, of equity-based compensation expense in managed platform expenses in our consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, there was approximately $17.7 million and $17.1 million, respectively, of total unrecognized compensation expense related to non-vested equity awards. As of September 30, 2026 and December 31, 2025, such cost was expected to be recognized over a weighted-average period of approximately 2.3 years and 2.7 years, respectively.

In April 2025, in connection with the Underwritten Public Offering, an aggregate of approximately 287,080 time-based LTIP Units and 344,894 time-based shares of restricted stock were issued to approximately 320 employees and directors (the “IPO Grant”). As prescribed in the IPO Grant in April 2025, approximately 287,080 of these LTIP Units, and approximately 119,829 of these restricted shares were scheduled to vest ratably over four years, with the first tranche vesting on April 1, 2026. Approximately 225,065 of the total shares issued were scheduled to vest after six months, on October 1, 2025. All of the aforementioned grants vest subject to the recipient’s continued employment through the applicable vesting date.

Note 14. Commitments and Contingencies

Guarantees

See Note 6 – Investments in Unconsolidated Real Estate Ventures for additional information.

Contingent Earnout

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

September 30, 2026

(Unaudited)

Other Contingencies and Commitments

We have severance arrangements which cover certain members of our management team; these provide for severance payments upon certain events, including after a change of control.

See Note 2 – Summary of Significant Accounting Policies related to our investments in third parties for more information about our commitments under these agreements.

See Note 6 – Investments in Unconsolidated Real Estate Ventures for information regarding a potential joint venture investment under which we have future potential obligations.

See Note 12 – Related Party Transactions related to our debt investments in the Managed REITs for more information about our contingent obligations under these agreements.

As of September 30, 2026, pursuant to various contractual relationships, we are required to make other non-cancellable payments in the amounts of approximately $3.8 million, $4.2 million and $0.1 million during the years ending December 31, 2026, 2027, and 2028, respectively.

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

Note 15. Declaration of Distributions

For the months of September, October and November 2026, our board of directors approved a distribution amount such that all holders of our outstanding common stock will receive a distribution equivalent to an annualized distribution of $1.60 per share. Each monthly distribution was paid, or will be paid, on or about October 15, 2026, November 13, 2026 and December 15, 2026, respectively.

Note 16. Subsequent Events

In addition to the subsequent events discussed elsewhere in the notes to the financial statements, the following significant events have occurred subsequent to September 30, 2026.

Canadian Portfolio Delayed Draw Loan

On October 9, 2026, we, through a wholly-owned subsidiary, entered into a $10.0 million CAD (approximately $7.0 million USD as of September 30, 2026) delayed draw bridge loan facility (the “Canadian Portfolio Delayed Draw Loan”) to provide bridge capital to such owner. Borrowings bear interest at a fixed rate of 8.5% per annum, payable monthly in arrears, and are available to be drawn through December 31, 2027; amounts repaid may not be reborrowed. The Canadian Portfolio Delayed Draw Loan matures on October 9, 2029, and may be extended for one additional six-month period at our sole discretion. The Canadian Portfolio Delayed Draw Loan is secured by second-ranking mortgages on the two properties in Ontario, Canada, which are subordinate to senior loans on the properties, and contains customary representations and warranties, reporting, affirmative, negative and financial covenants, and events of default.

On October 9, 2026, we advanced $0.8 million CAD under the Canadian Portfolio Delayed Draw Loan. Until the borrower satisfies a certain post-closing requirement, aggregate borrowings are limited to $5.0 million CAD.

SMARTSTOP SELF STORAGE REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

SST VI-SSGT III Merger

On July 14, 2026, SST VI and SSGT III entered into a definitive Agreement and Plan of Merger (the “SST VI-SSGT III Merger Agreement”). Effective on November 1, 2026, and pursuant to the SST VI-SSGT III Merger Agreement, SST VI acquired SSGT III by way of a merger of SSGT III with and into a wholly-owned subsidiary of SST VI, with such subsidiary surviving (the “SST VI-SSGT III Merger”). As a result of the SST VI-SSGT III Merger, each outstanding share of SSGT III common stock or limited partnership interest was converted into the right to receive one share of SST VI common stock or one limited partnership interest in SST VI, as applicable.

As a result of the SST VI-SSGT III Merger, SST VI acquired or assumed all of the real estate, other assets, debt and other liabilities of SSGT III. The assets became subject to the SST VI Advisory Agreement, whose terms are substantially the same as those of the SSGT III Advisory Agreement. The SSGT III Advisory Agreement terminated immediately prior to the closing of the SST VI-SSGT III Merger, as described below, and no further fees will be paid thereunder. Following the SST VI-SSGT III Merger, we are no longer entitled to receive a subordinated distribution pursuant to the special limited partnership interest we held in SSGT III OP. However, the former SSGT III assets are now subject to the similar special limited partnership interest we hold in SST VI OP.

Concurrently with the entry into the SST VI-SSGT III Merger Agreement, SSGT III, SSGT III OP, and the SSGT III advisor entered into a termination agreement with respect to the SSGT III Advisory Agreement. Under that agreement, the SSGT III Advisory Agreement terminated immediately prior to the closing of the SST VI-SSGT III Merger. Notwithstanding the disposition fee and related calculations under the SSGT III Advisory Agreement, the termination agreement fixed the amount payable to the SSGT III advisor immediately prior to closing at $2.0 million, which was paid in units of limited partnership interest in SSGT III OP. Pursuant to certain post-merger assignments, these units were exchanged into an equivalent amount of limited partnership interests in SST VI OP.

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

Overview

SmartStop Self Storage REIT, Inc., a Maryland corporation (the “Company”), is a self-managed and fully-integrated self storage real estate investment trust (“REIT”), formed on January 8, 2013 under the Maryland General Corporation Law. Our year-end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to SmartStop Self Storage REIT, Inc. and each of our subsidiaries. Our common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “SMA” on April 2, 2025, in connection with our registered underwritten public offering of common stock (the “Underwritten Public Offering”). In April 2025, in connection with the Underwritten Public Offering, we issued time-based equity awards to certain of our employees and directors (the “IPO Grant”).

SmartStop OP, L.P. (our “Operating Partnership”) owns, directly or indirectly through one or more subsidiaries, all of the self storage properties that we own. As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. As of September 30, 2026, we owned approximately 93.4% of the common units of limited partnership interests of our Operating Partnership (“OP Units”).

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

As of September 30, 2026, our wholly-owned portfolio consisted of 180 operating self storage properties diversified across 19 states, the District of Columbia, and Canada, comprising approximately 123,000 units and 14.0 million net rentable square feet.

Additionally, as of September 30, 2026, we owned a 50% equity interest in 14 unconsolidated real estate ventures located in Canada, which consisted of 10 operating self storage properties and four properties that were being developed into self storage properties.

As of September 30, 2026, through our Managed Platform (as defined below), we served as the sponsor of Strategic Storage Trust VI, Inc., a publicly-registered non-traded REIT (“SST VI”), Strategic Storage Growth Trust III, Inc., a private REIT (“SSGT III”), and Strategic Storage Trust X, a private net asset value REIT, (“SST X” and together with SST VI and SSGT III, the “Managed REITs”). Subsequent to September 30, 2026, SST VI acquired SSGT III; see Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements for additional information. We manage the properties owned by the Managed REITs and the properties owned by the Delaware statutory trusts (“DSTs”) sponsored by one of the Managed REITs. As of September 30, 2026, we managed 52 of such operating self storage properties, consisting of approximately 43,000 units and 4.6 million rentable square feet.

On October 1, 2025, we acquired Argus Professional Storage Management, LLC (“Argus”), a third-party manager of self storage properties (the “Third Party Platform Acquisition”). See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information.

As of September 30, 2026, we provided third party management services to approximately 230 operating self storage properties, consisting of approximately 111,000 units and 17.0 million rentable square feet (the “Third Party Platform”).

The Third Party Platform, the Managed REITs and the properties owned by the DSTs sponsored by one of the Managed REITs are collectively referred to as the “Managed Platform.” In total, as of September 30, 2026, we managed approximately 280 operating self storage properties, which we did not own, consisting of approximately 154,000 units and 21.6 million rentable square feet through our Managed Platform.

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

We have provided financing to the Managed REITs in the form of mezzanine loans, bridge loans, promissory notes, and preferred equity, as applicable. We intend to continue in this practice going forward, if necessary. We continue to look to further expand our lending practice to include self storage facilities outside of the Managed REITs, including third party managed properties and joint venture properties. During 2026, we entered into a joint venture with AXCS Capital, Inc. (“AXCS”), a real estate lending joint venture, through which we make structured debt and preferred equity investments in the self storage sector, targeting self storage owners in the United States (the “AXCS Joint Venture”). The AXCS Joint Venture has begun, and intends to continue, to deploy capital across the full spectrum of structured capital solutions, including senior loans, mezzanine financing, preferred equity, and hybrid instruments. Target investment scenarios include ground-up development financing, value-add acquisitions and conversions, and recapitalizations of existing assets requiring bridge capital.

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

Wholly-Owned Properties

As of September 30, 2026, our wholly-owned operating self storage portfolio was composed as follows:

State	No. of Properties	Units (1)	Rentable Sq. Ft. (net) (2)	% of Total Rentable Sq. Ft.	Physical Occupancy % (3)	Rental Income % (4)
United States:
Alabama	1	1,090	163,300	1.2%	91.4%	0.6%
Arizona	4	3,130	335,300	2.4%	91.3%	2.1%
California	32	21,955	2,321,300	16.5%	92.0%	20.2%
Colorado	11	6,475	750,450	5.3%	91.8%	4.6%
Florida	28	21,305	2,502,050	17.8%	92.4%	19.7%
Illinois	6	3,785	432,450	3.0%	92.5%	2.7%
Indiana	2	1,030	112,700	0.8%	93.9%	0.5%
Massachusetts	2	1,045	111,800	0.8%	91.9%	1.7%
Maryland	2	1,610	169,500	1.2%	92.7%	1.2%
Michigan	4	2,220	266,100	1.9%	93.2%	1.5%
New Jersey	5	5,395	488,300	3.5%	78.9%	3.7%
Nevada	9	7,160	865,000	6.2%	92.1%	5.4%
North Carolina	18	8,240	1,075,200	7.7%	91.7%	6.7%
Ohio	5	2,830	320,050	2.3%	93.4%	1.5%
South Carolina	7	4,605	587,500	4.2%	90.7%	2.3%
Texas	17	10,830	1,389,900	9.9%	91.4%	9.3%
Virginia	1	830	71,100	0.5%	87.4%	0.8%
Washington	5	3,430	395,050	2.8%	91.7%	3.0%
Wisconsin	1	780	83,400	0.6%	91.5%	0.5%
District of Columbia	1	830	72,000	0.5%	92.3%	0.7%
Total United States	161	108,575	12,512,450	89.1%	91.4%	88.7%
Canada:
Alberta, Canada	5	2,904	353,600	2.5%	89.6%	2.1%
British Columbia, Canada	1	800	74,000	0.5%	90.2%	0.6%
Ontario, Canada	13	10,550	1,106,300	7.9%	92.6%	8.6%
Total Canada	19	14,254	1,533,900	10.9%	91.8%	11.3%
Grand Total	180	122,829	14,046,350	100.0%	91.5%	100.0%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 3,600 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 1,090,000 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of September 30, 2026.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the nine months ended September 30, 2026.

JV Properties

As of September 30, 2026, we had ownership interests in the Canadian JV Properties (defined below) and the Nantucket Joint Venture (defined below and together with the Canadian JV Properties, the “JV Properties”). We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions and increased for contributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

On July 18, 2024, we entered into a joint venture arrangement with an unaffiliated third party to develop a self storage property in Nantucket, Massachusetts (the “Nantucket Joint Venture”). This property became operational in December 2025, and we serve as the property manager of this self storage property. As of September 30, 2026 and December 31, 2025, the carrying value of this investment was approximately $6.2 million and $7.0 million, respectively, which represented an indirect investment of approximately 42% minority ownership of the property.

We are party to joint venture agreements with a subsidiary of SmartCentres Real Estate Investment Trust (“SmartCentres”), an unaffiliated third party, to acquire, develop, and operate self storage facilities. In connection with such agreements, as 50% owner and SmartCentres as the other 50% owner of a joint venture subsidiary, we own 14 joint venture properties (the “Canadian JV Properties”), 10 of which were operational and four of which were being developed into self storage properties as of September 30, 2026.

The following table summarizes our 50% ownership interests in the Canadian JV Properties (in thousands):

	Date Real Estate	Carrying Value of Investment as of
	Venture Became	September 30,	December 31,
Canadian JV Property	Operational	2026	2025
Dupont (1)	October 2019	$421	$583
East York (1)	June 2020	5,325	5,209
Brampton (1)	November 2020	1,571	1,597
Vaughan (1)	January 2021	2,011	2,064
Oshawa (1)	August 2021	296	285
Scarborough (1)	November 2021	2,223	2,099
Aurora (1)	December 2022	198	256
Kingspoint (1)	March 2023	2,266	2,448
Whitby (1)	January 2024	3,531	3,830
Markham (1)	May 2024	2,512	3,155
Regent (2)	Under Development	6,357	3,839
Allard (2)	Under Development	1,823	1,270
Finch (2)	Under Development	3,234	3,033
127 Ave. (3)	Under Development	789	—
		$32,557	$29,668

(1)
As of September 30, 2026 and December 31, 2025, these operating properties were encumbered by first mortgages pursuant to the RBC JV Term Loan III (defined below).
(2)
The property is currently under development to become a self storage facility.
(3)
On January 6, 2026, we acquired this joint venture parcel of land in Edmonton, Alberta, Canada, with SmartCentres, and the property is currently under development to become a self storage facility.

Potential Canadian Joint Venture

On September 29, 2026, we agreed to an investment of approximately $74.3 million CAD (approximately $52.3 million USD as of September 30, 2026) into a Canadian joint venture fund, subject to various closing and other conditions. The investment will provide us with a 50% general partner interest in the fund and an immediate expected approximate 34% limited partnership interest in the fund that we expect will own at close, or shortly thereafter, 14 self storage properties in Canada, comprising approximately 961,000 net rentable square feet and 9,600 units. The portfolio is in early lease-up and is approximately 50% physically occupied. The investment is structured as approximately (i) $49.3 million CAD of limited partnership interests and (ii) $25.0 million CAD of convertible preferred partnership interests bearing a 6.5% rate to be paid quarterly in-kind, convertible (at the election of the other shareholders of the general partner) to limited partnership interests in stages over the 24 months following the closing at the net asset value of the fund established at close. Our limited partnership interest in the Canadian joint venture fund would represent approximately 44%, assuming all of the convertible preferred equity was converted. We also committed to make additional investments of up to $228.0 million CAD (approximately $160.5 million USD as of September 30, 2026) during the three years following the closing, primarily to fund additional self storage properties that may be acquired by the fund, all subject to the approval of the general partner of the fund. Within that amount, it is contemplated that approximately $5.0 million CAD may be requested for working capital and other permitted general purposes of the fund, and up to approximately $10.0 million CAD may be requested in connection with refinancings of fund indebtedness and other long-term items. Any such additional investment, including those working capital and refinancing amounts, requires general partner approval, which requires our separate specific approval in our capacity as a shareholder of the general partner, and the same approval of one of the other shareholders. However, if the fund’s pending sale of one of its existing properties is not completed within 30 days following the closing, we will be required, without any further approval on our part, to contribute the amount of working capital that the fund’s general partner, acting reasonably, determines the fund requires as a result of continuing to hold that property, which contribution would count against the $228.0 million CAD additional investment amount.

In connection with the investment, we expect to provide guarantees directly to certain lenders of the fund’s subsidiaries, proportionate to our common ownership interest in the fund.

The investment and related transactions pertaining to this closing are subject to approval under the Canadian Competition Act and certain other closing conditions customary in transactions of this nature. Due to these closing conditions, we cannot make any assurances that the investment and related transactions pertaining to this closing will occur.

As of September 30, 2026, we had not made any investment or deposit, nor had we provided any guarantees, related to this potential joint venture investment.

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

Our Operating Partnership is deemed to be a VIE and, due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partners, we are the primary beneficiary. Therefore, we consolidate our Operating Partnership, including its wholly-owned subsidiaries. Our sole significant asset is our investment in our Operating Partnership; as a result, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership and its wholly-owned subsidiaries.

We are also the primary beneficiary of our joint venture programs through which we offer our tenant insurance, tenant protection plans or similar programs (the “Tenant Protection Programs”) with SST VI, SSGT III and SST X. As a result, the Tenant Protection Programs joint ventures are consolidated.

Additionally, we are the primary beneficiary of the AXCS Joint Venture. As a result, the AXCS Joint Venture is consolidated.

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

As of September 30, 2026 and 2025, we wholly-owned 180 and 177, respectively, operating self storage facilities.

Our operating results for the three months ended September 30, 2026 included full period results for 180 self storage facilities. Our operating results for the three months ended September 30, 2025 included full period results for 171 self storage facilities and partial period results for six self storage facilities.

Our operating results for the nine months ended September 30, 2026 included full period results for 177 self storage facilities and partial period results for three self storage facilities purchased in June 2026 and, to a much lesser extent, reductions related to two properties impacted by eminent domain takings in April and July 2026. Our operating results for the nine months ended September 30, 2025 included full period results for 161 self storage facilities and partial period results for 16 self storage facilities.

Operating results in future periods will primarily depend on the results of operations of these properties and of the real estate properties that we acquire in the future.

Comparison of the Three Months Ended September 30, 2026 and 2025

Total Self Storage Revenues

Total self storage related revenues for the three months ended September 30, 2026 and 2025 were approximately $68.2 million and $64.6 million, respectively. The increase in total self storage revenues of approximately $3.6 million, or approximately 6%, was primarily attributable to an increase in non same-store revenues of approximately $2.2 million, largely related to the net increase of nine wholly-owned properties acquired after June 30, 2025, the operating results of which were not included for the full period during the three months ended September 30, 2025. Additionally, our same-store revenues were up approximately $1.1 million, or approximately 2.0%, and our tenant protection program revenues across all of our stores were up approximately $0.2 million.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect our non same-store revenues to grow as occupancy and rental rates increase at such properties as they stabilize, and as a result of any future acquisitions.

Managed Platform Revenues

Managed Platform revenues for the three months ended September 30, 2026 and 2025 were approximately $6.7 million and $3.8 million, respectively. The increase in Managed Platform revenues of approximately $2.9 million was primarily related to our newly acquired Third Party Platform and, to a lesser extent, an increase in the other recurring revenues derived from the Managed REITs, generally commensurate with their growth, as compared to the same period in the prior year, offset by a reduction in acquisition fee revenue of approximately $0.3 million as compared to the same period in the prior year.

We expect Managed Platform revenues to fluctuate the rest of the year commensurate with our Managed Platform’s changes in assets under management.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the three months ended September 30, 2026 and 2025 were approximately $6.9 million and $2.0 million, respectively. Such revenues consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $4.9 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2026 and 2025 were approximately $21.6 million (or 32% of self storage revenue) and $23.5 million (or 36% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The reduction in property operating expenses of approximately $1.9 million was primarily attributable to reduced equity-based compensation expenses of approximately $1.6 million, as the IPO Grant related expense attributable to our property operations was fully recognized as of September 30, 2025 and lower same-store operating expenses, driven by decreased same-store property insurance costs, property taxes and repairs and maintenance expense, partially offset by increased property operating expenses from new wholly-owned properties acquired after June 30, 2025, as compared to the same period in the prior year.

We expect property operating expenses to fluctuate commensurate with inflationary pressures, along with the timing and nature of any future acquisitions.

Managed Platform Expenses

Managed Platform expenses for the three months ended September 30, 2026 and 2025 were approximately $3.8 million and $2.1 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed Platform. The increase in Managed Platform expenses of approximately $1.7 million was primarily attributable to our newly acquired Third Party Platform.

We expect Managed Platform expenses to fluctuate commensurate with changes in the assets under management of our Managed Platform.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the three months ended September 30, 2026 and 2025 were approximately $6.9 million and $2.0 million, respectively. Such expenses consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $4.9 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 and 2025 were approximately $9.7 million and $10.4 million, respectively. Such expenses consisted primarily of compensation-related costs, equity-based compensation, marketing-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The reduction in general and administrative expenses of approximately $0.7 million was primarily attributable to the reduction of stock compensation costs associated with the IPO Grant of approximately $0.7 million as compared to the same period in the prior year.

We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the three months ended September 30, 2026 and 2025 were approximately $18.8 million and $19.2 million, respectively. Depreciation expense consisted primarily of depreciation on the buildings and site improvements at our properties. Intangible amortization expense primarily consisted of the amortization of our in place lease intangible assets resulting from our self storage acquisitions, and, to a lesser extent, the amortization of the customer contracts and related relationships intangible asset recorded in connection with our acquisition of the Third Party Platform. The decrease in depreciation and intangible amortization expense of approximately $0.4 million was primarily attributable to reduced intangible amortization expense as a result of in place lease intangible assets recorded from our recent self storage acquisitions that became fully amortized after September 30, 2025. Such expense reflects the amortization of such intangible assets for 24 properties during the three months ended September 30, 2025, as compared to 17 properties during three months ended September 30, 2026.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2026 and 2025 were approximately $0.8 million and $0.5 million, respectively. The increase in acquisition expenses of approximately $0.3 million was due to increased acquisition volume in the current period related to acquisitions under contract.

Contingent Earnout Adjustment

Contingent earnout adjustment for the three months ended September 30, 2026 and 2025 was approximately $0.5 million and none, respectively. Such expense represents the adjustment to fair value of the contingent earnout related to the Third Party Platform Acquisition. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information.

Gain on Disposition of Real Estate

Gain on disposition of real estate for the three months ended September 30, 2026 and 2025 was approximately $0.2 million and none, respectively. Such gain was recorded in connection with the partial taking of our Asheville IV property in an eminent domain proceeding. See Note 3 – Real Estate Facilities of the Notes to the Consolidated Financial Statements for additional information.

Equity in Losses from Investments in Unconsolidated Real Estate Ventures

Losses from our equity method investments in unconsolidated real estate ventures for the three months ended September 30, 2026 and 2025 were approximately $0.1 million and less than $0.1 million, respectively. Losses from our equity method investments in unconsolidated real estate ventures primarily consisted of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in Losses from Investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the three months ended September 30, 2026 and 2025 were approximately $0.3 million and $0.2 million, respectively. Losses from our equity method investments in Managed REITs consisted primarily of our allocation of earnings and losses from our investments in the Managed REITs.

Investment Income, Net

Investment income, net for the three months ended September 30, 2026 and 2025 was approximately $1.7 million and $1.5 million, respectively. Investment income, net includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, interest earned on cash held at financial institutions, as well as income earned on our other debt and preferred investments, net of reserves recorded thereon. The increase in investment income, net of approximately $0.2 million was primarily related to increased lending to the Managed REITs, as well as increases in our other debt and preferred investments.

We expect investment income, net to primarily fluctuate commensurate with the level of outstanding borrowings and preferred investments.

Other, Net

Other, net for the three months ended September 30, 2026 and 2025 was approximately $2.5 million of income and $4.7 million of income, respectively. Other, net consisted primarily of the impact related to transactions denominated in a currency other than the functional currency of such entity and changes in our net investments not classified as long-term, certain state tax expenses, other miscellaneous items and, in the previous year, interest rate hedges not designated for hedge accounting. The unfavorable variance of approximately $2.2 million as compared to the prior period was primarily attributable to lower net foreign currency gains of approximately $1.8 million, largely driven by our Canadian Notes (as defined below) during the three months ended September 30, 2026 as compared to the same period in the prior year.

Interest Expense

Interest expense for the three months ended September 30, 2026 and 2025 was approximately $13.4 million and $12.5 million, respectively. Interest expense included interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and, in the prior year, the impact of any interest rate derivatives designated for hedge accounting. The increase in interest expense of approximately $0.9 million was primarily due to increased borrowings, partially offset by a slightly lower average effective interest rate due to favorable changes in our outstanding debt.

We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the three months ended September 30, 2026 and 2025 was $0.1 million and none, respectively. Such amount related to the full and final payoff of our KeyBank CMBS loan during the three months ended September 30, 2026.

Please see Note 7 – Debt of the Notes to the Consolidated Financial Statements for additional information.

Income Tax Expense

Income tax expense for the three months ended September 30, 2026 and 2025 was approximately $0.8 million and $0.6 million, respectively. Income tax expense consisted primarily of state, federal, and Canadian income tax. The increase in income tax expense of approximately $0.2 million was primarily due to an increase in our tax expense related to our Canadian properties.

We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - Three Months Ended September 30, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025, excluding seven other properties) for the three months ended September 30, 2026 and 2025. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, eminent domain proceedings, development activity, properties impacted by casualty events, lease up properties or similar other such factors (dollars in thousands, except per occupied square foot amounts):

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenue (1)	$56,645	$55,550	2.0%	$8,789	$6,549	N/M	$65,434	$62,099	5.4%
Property operating expenses (2)	18,134	18,847	(3.8)%	3,314	2,504	N/M	21,448	21,351	0.5%
Net operating income	$38,511	$36,703	4.9%	$5,475	$4,045	N/M	$43,986	$40,748	7.9%
Number of facilities	155	155		25	22		180	177
Rentable square feet (3)	12,128,100	12,116,650		1,918,250	1,772,325		14,046,350	13,888,975
Average physical occupancy (4)	92.2%	92.6%	(0.4)%	87.9%	N/M	N/M	91.6%	91.8%	(0.2)%
Annualized rent per occupied square foot (5)	$20.99	$20.46	2.6%	$21.34	N/M	N/M	$21.04	$20.61	2.1%

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
(3)
As of September 30, 2026 and 2025, parking represented approximately 1,090,000 and 1,100,000 square feet, respectively, of the total rentable square feet. On a same-store basis, for the same periods, parking represented approximately 985,000 square feet. Amounts not in thousands.
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

Our same-store revenue increased by approximately $1.1 million, or 2.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an approximately 2.6% increase in annualized rent per occupied square foot and, to a lesser extent, increased administrative and late fees, slightly offset by a decrease in occupancy of approximately 0.4%. Our same-store property operating expenses decreased by approximately $0.7 million, or 3.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to decreased property insurance costs, property taxes, and repairs and maintenance expense.

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

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Net income (loss)	$9,639	$5,548
Adjusted to exclude:
Tenant Protection Program revenue (1)	(2,741)	(2,494)
Tenant Protection Program related expense	144	261
IPO Grant (2)	—	1,879
Managed Platform revenue	(6,680)	(3,841)
Managed Platform expenses	3,766	2,074
General and administrative	9,697	10,435
Depreciation	16,511	16,274
Intangible amortization expense	2,285	2,904
Acquisition expenses	791	480
Contingent earnout adjustment	504	—
Losses from equity method investments in unconsolidated real estate ventures	54	47
Losses from equity method investments in Managed REITs	281	248
Other, net	(2,489)	(4,667)
Investment income, net	(1,723)	(1,536)
Interest expense	13,353	12,521
Loss on debt extinguishment	59	—
Gain on disposition of real estate	(238)	—
Income tax expense	773	615
Total net operating income	$43,986	$40,748

(1)
Approximately $2.3 million and $2.2 million of Tenant Protection Program revenue was earned at same-store facilities during the three months ended September 30, 2026 and 2025, respectively, with the remaining approximately $0.4 million and $0.3 million earned at non same-store facilities during the three months ended September 30, 2026 and 2025, respectively.
(2)
Stock compensation expense herein only includes IPO Grant expense included in property operating expense.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Total Self Storage Revenues

Total self storage related revenues for the nine months ended September 30, 2026 and 2025 were approximately $198.8 million and $184.7 million, respectively. The increase in total self storage revenues of approximately $14.1 million, or approximately 8%, was primarily attributable to an increase in non same-store revenues of approximately $10.8 million, largely related to the net increase of 19 wholly-owned properties acquired after January 1, 2025, the operating results of which were either partially included or not included at all during the nine months ended September 30, 2025. Additionally, our same-store revenues were up approximately $2.6 million, or approximately 1.6%, and our tenant protection program revenues across all of our stores were up approximately $0.7 million.

We expect self storage revenues to primarily fluctuate based on the performance of our same-store pool, which will be influenced by the overall economic environment and increases in self storage supply, amongst other things. Additionally, we expect our non same-store revenues to grow as occupancy and rental rates increase at such properties as they stabilize, and as a result of any future acquisitions.

Managed Platform Revenues

Managed Platform revenues for the nine months ended September 30, 2026 and 2025 were approximately $20.0 million and $12.0 million, respectively. The increase in Managed Platform revenues of approximately $8.0 million was primarily related to our newly acquired Third Party Platform and, to a lesser extent, an increase in the other recurring revenues derived from the Managed REITs, generally commensurate with their growth, as compared to the same period in the prior year, offset by a reduction in acquisition fee revenue of approximately $2.1 million as compared to the same period in the prior year.

We expect Managed Platform revenues to fluctuate the rest of the year commensurate with our Managed Platform’s changes in assets under management.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the nine months ended September 30, 2026 and 2025 were approximately $20.5 million and $6.0 million, respectively. Such revenues consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $14.5 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2026 and 2025 were approximately $65.0 million (or 33% of self storage revenue) and $65.6 million (or 36% of self storage revenue), respectively. Property operating expenses includes the costs to operate our facilities including compensation related expenses, utilities, insurance, real estate taxes, and property related marketing. The decrease in property operating expenses of approximately $0.6 million was largely attributable to reduced equity-based compensation expenses of approximately $3.3 million, as the IPO Grant related expense attributable to our property operations was fully recognized as of September 30, 2025, and reduced same-store repairs and maintenance expense and property insurance costs in the current year, partially offset by increased non same-store property operating expenses of $4.1 million from properties not owned as of September 30, 2025.

We expect property operating expenses to fluctuate commensurate with inflationary pressures, along with the timing and nature of any future acquisitions.

Managed Platform Expenses

Managed Platform expenses for the nine months ended September 30, 2026 and 2025 were approximately $11.8 million and $6.6 million, respectively. Such expenses primarily consisted of expenses related to non-reimbursable costs associated with the operation of the Managed Platform. The increase in Managed Platform expenses of approximately $5.2 million was primarily attributable to our newly acquired Third Party Platform.

We expect Managed Platform expenses to fluctuate commensurate with changes in the assets under management of our Managed Platform.

Reimbursable Costs from Managed Platform

Reimbursable costs from Managed Platform for the nine months ended September 30, 2026 and 2025 were approximately $20.5 million and $6.0 million, respectively. Such expenses consisted of costs incurred by us as we provide property management and advisory services to the owners of the properties we manage through our Managed Platform, which are reimbursed by such owners, pursuant to our related contracts with the owners, as applicable. The increase in reimbursable costs from the Managed Platform of approximately $14.5 million was primarily related to our newly acquired Third Party Platform and growth in the Managed REITs’ assets under management.

We expect such reimbursable costs to fluctuate in future periods commensurate with changes in assets under management of our Managed Platform.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 and 2025 were approximately $28.7 million and $30.0 million, respectively. Such expenses consisted primarily of compensation-related costs, equity-based compensation, marketing-related costs, legal expenses, accounting expenses, transfer agent fees, directors’ and officers’ insurance expense and board of directors related costs. The reduction in general and administrative expenses of approximately $1.3 million was primarily attributable to the following costs incurred during the nine months ended September 30, 2025 that were not incurred in 2026: (i) approximately $0.9 million incidental to our Underwritten Public Offering included in general and administrative expenses, which was not directly attributable to the offering, and (ii) approximately $0.6 million of professional fees related to the calculation of our estimated net asset value.

We expect general and administrative expenses to decrease as a percentage of total revenues over time.

Depreciation and Intangible Amortization Expenses

Depreciation and intangible amortization expenses for the nine months ended September 30, 2026 and 2025 were approximately $58.6 million and $53.2 million, respectively. Depreciation expense consisted primarily of depreciation on the buildings and site improvements at our properties. Intangible amortization expense primarily consisted of the amortization of our in place lease intangible assets resulting from our self storage acquisitions, and, to a lesser extent, the amortization of the customer contracts and related relationships intangible asset recorded in connection with our acquisition of the Third Party Platform. The increase in depreciation and intangible amortization expense of approximately $5.4 million was primarily attributable to such increases related to the net increase of three wholly-owned properties acquired after September 30, 2025, as well as the depreciation and amortization expense attributable to net 15 properties acquired during the nine months ended September 30, 2025, the results of which were not reflected for the full period but were included during the full nine months ended September 30, 2026, as applicable. Additionally, the amortization of the customer contracts and related relationships intangible asset recorded in connection with our acquisition of the Third Party Platform was approximately $0.9 million for the nine months ended September 30, 2026 and none for the same period in the prior year.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2026 and 2025 were approximately $1.1 million and $1.0 million, respectively. The increase in acquisition expenses of approximately $0.1 million was due to increased acquisition volume in the current period related to acquisitions under contract.

Contingent Earnout Adjustment

Contingent earnout adjustment for the nine months ended September 30, 2026 and 2025 was approximately $1.5 million and none, respectively. Such expense represents the adjustment to fair value of the contingent earnout related to the Third Party Platform Acquisition. See Note 4 – Third Party Platform Acquisition of the Notes to the Consolidated Financial Statements for additional information.

Gain on Disposition of Real Estate

Gain on disposition of real estate for the nine months ended September 30, 2026 and 2025 was approximately $2.0 million and none, respectively. One of our wholly-owned properties suffered fire damage in March 2024; the related insurance claim was fully settled during the nine months ended September 30, 2026, and we recorded a gain of approximately $1.2 million for the amount of the insurance recovery in excess of the insurance recovery originally recorded. The remaining approximately $0.8 million of gain was recorded in connection with a partial taking of each of our Asheville III and Asheville IV properties in eminent domain proceedings. See Note 3 – Real Estate Facilities of the Notes to the Consolidated Financial Statements for additional information.

Equity in Losses from Investments in Unconsolidated Real Estate Ventures

Losses from our equity method investments in unconsolidated real estate ventures for the nine months ended September 30, 2026 and 2025 were approximately $0.3 million and $0.4 million, respectively. Losses from our equity method investments in unconsolidated real estate ventures primarily consisted of our allocation of earnings and losses from our unconsolidated joint ventures.

Equity in Losses from Investments in Managed REITs

Losses from our equity method investments in the Managed REITs for the nine months ended September 30, 2026 and 2025 were approximately $0.9 million and $0.6 million, respectively. Losses from our equity method investments in Managed REITs consisted primarily of our allocation of earnings and losses from our investments in the Managed REITs.

Investment Income, Net

Investment income, net for the nine months ended September 30, 2026 and 2025 was approximately $5.8 million and $3.0 million, respectively. Investment income, net includes interest income on loans to the Managed REITs, accretion of financing fee revenues associated with such loans, interest earned on cash held at financial institutions, as well as income earned on our other debt and preferred investments, net of reserves recorded thereon. The increase in investment income, net of approximately $2.8 million was primarily related to increased lending to the Managed REITs, as well as increases in our other debt and preferred investments.

We expect investment income, net to primarily fluctuate commensurate with the level of outstanding borrowings and preferred investments.

Other, Net

Other, net for the nine months ended September 30, 2026 and 2025 was approximately $15.0 million of income and $3.7 million of income, respectively. Other, net consisted primarily of the impact related to transactions denominated in a currency other than the functional currency of such entity and changes in our net investments not classified as long-term, certain state tax expenses, other miscellaneous items and, in the previous year, interest rate hedges not designated for hedge accounting. The favorable variance as compared to the prior period was primarily attributable to a net favorable foreign currency fluctuation of approximately $10.5 million, largely driven by our Canadian Notes (as defined below) during the nine months ended September 30, 2026.

Interest Expense

Interest expense for the nine months ended September 30, 2026 and 2025 was approximately $39.8 million and $46.6 million, respectively. Interest expense included interest expense on our debt, accretion of fair market value of debt, amortization of debt issuance costs, and, in the prior year, the impact of any interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $6.8 million was primarily due to decreased average indebtedness during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 as a result of certain of our Underwritten Public Offering proceeds being used to reduce our borrowings, as well as a slightly lower average effective interest rate due to favorable changes in our outstanding debt.

We expect interest expense to fluctuate in future periods commensurate with our future debt levels and fluctuations in interest rates.

Loss on Debt Extinguishment

Loss on debt extinguishment for the nine months ended September 30, 2026 and 2025 was approximately $0.3 million and $2.5 million, respectively. Loss on debt extinguishment for the nine months ended September 30, 2026 was related to a proportional amount of the unamortized debt issuance costs attributable to certain lenders who were in the lending syndicate under our old credit facility, but not our new credit facility, and the full and final payoff of our KeyBank CMBS loan. Loss on debt extinguishment for the nine months ended September 30, 2025 was related to debt issuance costs written off in connection with a reduction in the total commitment on our previously existing credit facility from $700 million to $600 million, the pay-off of the 2027 National Bank of Canada loan, the full repayment of the 2025 KeyBank acquisition facility, and the defeasance of our KeyBank Florida CMBS loan, which were all completed during the nine months ended September 30, 2025.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2026 and 2025 was approximately $1.5 million and $1.5 million, respectively. Income tax expense consisted primarily of state, federal, and Canadian income tax. The primary driver of our income tax expense is income tax expense related to our Canadian properties.

We expect our income tax expense to increase in future periods primarily related to our operations in Canada.

Same-Store Facility Results - Nine Months Ended September 30, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025, excluding seven other properties) for the nine months ended September 30, 2026 and 2025. We consider the following data to be meaningful as this allows generally for the comparison of results without the effects of acquisition, dispositions, eminent domain proceedings, development activity, properties impacted by casualty events, lease up properties or similar other such factors (dollars in thousands, except per occupied square foot amounts):

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenue (1)	$166,329	$163,731	1.6%	$24,575	$13,731	N/M	$190,904	$177,462	7.6%
Property operating expenses (2)	54,939	56,175	(2.2)%	9,429	5,318	N/M	64,368	61,493	4.7%
Net operating income	$111,390	$107,556	3.6%	$15,146	$8,413	N/M	$126,536	$115,969	9.1%
Number of facilities	155	155		25	22		180	177
Rentable square feet (3)	12,128,100	12,116,650		1,918,250	1,772,325		14,046,350	13,888,975
Average physical occupancy (4)	92.3%	92.6%	(0.3)%	84.7%	N/M	N/M	91.3%	92.2%	(0.9)%
Annualized rent per occupied square foot (5)	$20.48	$20.10	1.9%	$21.22	N/M	N/M	$20.57	$20.19	1.9%

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
(3)
As of September 30, 2026 and 2025, parking represented approximately 1,090,000 and 1,100,000 square feet, respectively, of the total rentable square feet. On a same-store basis, for the same periods, parking represented approximately 985,000 square feet. Amounts not in thousands.
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

Our same-store revenue increased by approximately $2.6 million, or 1.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an approximately 1.9% increase in annualized rent per occupied square foot and, to a lesser extent, increased administrative and late fees, slightly offset by a decrease in occupancy of approximately 0.3%. Our same-store property operating expenses decreased by approximately $1.2 million, or 2.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to decreased property insurance costs and repairs and maintenance expense.

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

The following table presents a reconciliation of net income (loss) as presented on our consolidated statements of operations to net operating income, as stated above, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net income (loss)	$31,928	$(4,706)
Adjusted to exclude:
Tenant Protection Program revenue (1)	(7,926)	(7,208)
Tenant Protection Program related expense	658	551
IPO Grant (2)	—	3,584
Managed Platform revenue	(20,039)	(11,990)
Managed Platform expenses	11,816	6,559
General and administrative	28,730	29,980
Depreciation	49,591	46,741
Intangible amortization expense	8,983	6,431
Acquisition expenses	1,090	1,042
Contingent earnout adjustment	1,547	—
Losses from equity method investments in unconsolidated real estate ventures	343	408
Losses from equity method investments in Managed REITs	910	620
Other, net	(14,966)	(3,703)
Investment income, net	(5,800)	(2,984)
Interest expense	39,830	46,573
Loss on debt extinguishment	321	2,533
Gain on disposition of real estate	(1,963)	—
Income tax expense	1,483	1,538
Total net operating income	$126,536	$115,969

(1)
Approximately $6.8 million and $6.5 million of Tenant Protection Program revenue was earned at same-store facilities during the nine months ended September 30, 2026 and 2025, respectively, with the remaining approximately $1.1 million and $0.7 million earned at non same-store facilities during the nine months ended September 30, 2026 and 2025, respectively.
(2)
Stock compensation expense herein only includes IPO Grant expense included in property operating expense.

Non-GAAP Financial Measures

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial metric promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”) that we believe is an appropriate supplemental measure to reflect our operating performance.

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

In determining FFO, as adjusted, we make further adjustments to the NAREIT computation of FFO to exclude the effects of non-real estate related asset impairments and intangible amortization, acquisition related costs, other write-offs incurred in connection with acquisitions, contingent earnout expenses, accretion of fair value of debt adjustments, amortization of debt issuance costs, gains or losses from extinguishment of debt, adjustments of deferred tax assets and liabilities, realized and unrealized gains/losses on foreign exchange transactions, gains/losses on certain foreign exchange and interest rate derivatives not designated for hedge accounting, provision for (recovery of) non-cash reserves, and other select non-recurring income or expense items which we believe are not indicative of our overall long-term operating performance. We exclude these items from GAAP net income (loss) to arrive at FFO, as adjusted, as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our continuing operating portfolio performance over time, which in any respective period may experience fluctuations in such acquisition, merger or other similar activities that are not of a long-term operating performance nature. FFO, as adjusted, also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use FFO, as adjusted, as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies.

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

Neither the U.S. Securities and Exchange Commission (the “SEC”), NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments to FFO that we use to calculate FFO, as adjusted. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and we may have to adjust our calculation and characterization of FFO, as adjusted.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO (attributable to common stockholders and OP Unit holders) and FFO, as adjusted (attributable to common stockholders and OP Unit holders), for each of the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$9,639	$5,548	$31,928	$(4,706)
Other noncontrolling interests	(10)	—	(10)	(305)
Distributions to preferred stockholders	—	—	—	(3,567)
Accretion - preferred equity costs	—	—	—	(3,644)
Adjustments:
Depreciation of real estate	16,096	15,978	48,526	45,712
Gain on disposition of real estate	(238)	—	(1,963)	—
Amortization of real estate related intangible assets	1,954	2,881	8,007	6,362
Depreciation and amortization of real estate and intangible assets from unconsolidated entities	786	768	2,587	2,205
FFO (attributable to common stockholders and OP Unit holders)	28,227	25,175	89,075	42,057
Other Adjustments:
Intangible amortization expense - contracts (1)	331	24	976	70
Acquisition related expenses (2)	812	480	1,221	1,042
Acquisition expenses, amortization of debt issuance costs and foreign currency losses, net from unconsolidated entities	13	87	55	161
Contingent earnout adjustment (3)	504	—	1,547	—
Accretion of fair market value of secured debt	176	176	525	544
Loss on extinguishment of debt (4)	59	—	321	2,533
Foreign currency and interest rate derivative (gains) losses, net (5)	(2,812)	(4,729)	(14,900)	(2,945)
Transactional expenses (6)	116	—	703	2,422
IPO & legacy performance grants (7)	902	4,430	3,916	8,736
Adjustment of deferred tax assets and liabilities (1)	228	441	495	883
Non-cash adjustments (8)	1,038	272	1,924	779
Accretion - preferred equity costs	—	—	—	3,644
Amortization of debt issuance costs (1)	720	1,100	2,544	3,089
FFO, as adjusted (attributable to common stockholders and OP Unit holders)	$30,314	$27,456	$88,402	$63,015

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
(5)
This represents the mark-to-market adjustment for certain of our derivative instruments not designated for hedge accounting and the ineffective portion of the change in fair value of derivatives recognized in earnings. Changes in foreign currency related to our foreign equity investments not classified as long term under GAAP, along with transactions denominated in a currency other than the functional currency of the related entity, which includes our Canadian Dollar (“CAD”) denominated senior unsecured notes issued by our Operating Partnership (“Canadian Notes”).

(6)
Such costs incurred for the three and nine months ended September 30, 2026 primarily included non-recurring transactional expenses of: i) approximately $0.1 million and $0.3 million, respectively, related to a one-time retention plan accrual in connection with the Third Party Platform Acquisition; and ii) approximately none and $0.3 million, respectively, related to one-time Argus owner on-boarding costs. Such costs incurred for the three and nine months ended September 30, 2025 primarily included: i) approximately none and $1.0 million, respectively, related to our Underwritten Public Offering, but were not directly attributable thereto, and were therefore included in general and administrative expenses in our consolidated statements of operations; ii) approximately none and $1.2 million, respectively, of termination costs related to our former dealer manager; and iii) none and approximately $0.6 million, respectively, of professional fees related to the calculation of our estimated net asset value, which we will no longer incur, given the listing of our common stock, and other similar minor amounts.
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
(8)
Such amounts include: i) the reduction of Managed Platform revenue from SST VI. As described in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements, pursuant to a sponsor funding agreement among SRA, SST VI and Strategic Storage Operating Partnership VI, L.P., SRA funded certain costs of SST VI’s share sales and in return received Series C Convertible Subordinated Units (the “Series C Units”) in Strategic Storage Operating Partnership VI, L.P. The excess of the funding over the value of the Series C Units received is accounted for as a reduction of Managed Platform revenue from SST VI over the remaining estimated term of the management contracts with SST VI; and ii) non-cash reserves recorded. FFO is adjusted for its effect to arrive at FFO, as adjusted, as a means of determining a comparable sustainable operating performance metric.

FFO, as adjusted for the three months ended September 30, 2026 increased compared to the same period in the prior year, primarily as a result of increased segment operating income from our properties and increased investment income, net of related non-cash reserves recorded.

FFO, as adjusted for the nine months ended September 30, 2026 increased compared to the same period in the prior year, primarily as a result of reduced interest expense, reduced distributions to preferred stockholders, increased segment operating income from our properties, and increased investment income, net of related non-cash reserves recorded.

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the periods presented are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash flow provided by (used in):
Operating activities	$78,808	$70,613	$8,195
Investing activities	$(90,129)	$(351,045)	$260,916
Financing activities	$(12,916)	$304,879	$(317,795)

Cash flows provided by operating activities for the nine months ended September 30, 2026 and 2025 were approximately $78.8 million and $70.6 million, respectively. The increase of approximately $8.2 million in cash provided by our operating activities is primarily the result of an increase of approximately $26.0 million in net income when excluding the impact of non-cash items, largely due to a reduction in interest expense and an increase in net operating income.

Cash flows used in investing activities for the nine months ended September 30, 2026 and 2025 were approximately $90.1 million and $351.0 million, respectively. The decrease of approximately $260.9 million in cash used in investing activities is primarily the result of a reduction in the use of cash of approximately $257.6 million as compared to the same period in the prior year for the acquisition or improvement of real estate.

Cash flows used in financing activities were approximately $12.9 million for the nine months ended September 30, 2026 and cash flows provided by financing activities were approximately $304.9 million for the nine months ended September 30, 2025, a change of approximately $317.8 million. Such net change in cash flows from financing activities is primarily due to approximately $874.2 million in net proceeds received from our Underwritten Public Offering during the nine months ended September 30, 2025, as compared to none during the nine months ended September 30, 2026. Such net proceeds in the prior year were partially offset by approximately $497.8 million of net debt repayments and preferred stock redemptions made during the prior year, as compared to approximately $62.9 million of net debt proceeds received during the nine months ended September 30, 2026.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, Managed Platform expenses, working capital, debt service payments, capital expenditures, property acquisitions, bridge capital investments, other strategic acquisitions and investments, property developments and improvements, investments related to our Managed Platform, and distributions to our limited partners in our Operating Partnership and our stockholders, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of existing cash balances, net cash provided from property operations, net cash from the Managed Platform, the settlement of unsettled forward sales agreements, totaling approximately 2.4 million shares or approximately $78.1 million in gross proceeds, and further supported by our Credit Facility (defined further below). Alternatively, we may issue additional secured or unsecured financing from banks or other lenders, or we may enter into various other forms of financing.

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

Distribution Policy and Distributions

Preferred Stock Dividends

In connection with the Underwritten Public Offering, on April 4, 2025, we redeemed all issued and outstanding shares of our Series A Convertible Preferred Stock using net proceeds from the Underwritten Public Offering. See Note 8 – Preferred Equity of the Notes to the Consolidated Financial Statements for more information.

Common Stock Distributions

For the months of September, October and November 2026, our board of directors approved a distribution amount such that all holders of our outstanding common stock will receive a distribution equivalent to an annualized distribution of $1.60 per share. Each monthly distribution was paid, or will be paid, on or about October 15, 2026, November 13, 2026 and December 15, 2026, respectively.

Indebtedness

As of September 30, 2026, our net debt was approximately $1,137.8 million, which included approximately $1,075.3 million in fixed rate debt and approximately $67.7 million in variable rate debt, less approximately $3.9 million in net debt issuance costs and approximately $1.2 million in net debt discount. As of September 30, 2026, we had outstanding approximately $726.7 million U.S. Dollar (“USD”) equivalent debt denominated in CAD. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

On February 18, 2026, we entered into a second amended and restated credit agreement with KeyBank, National Association, as administrative agent, certain others listed as joint book runners, joint lead arrangers, syndication agents and documentation agents, and certain other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $500 million. We have the right to increase the amount available under the Credit Facility by an additional $1.1 billion, for a total potential maximum aggregate amount of $1.6 billion, subject to certain conditions. The Credit Facility also includes sublimits of (a) up to $25 million for letters of credit and (b) up to $50 million for swingline loans; each of these sublimits is part of, and not in addition to, the amounts available under the Credit Facility. Our outstanding balance under the previously existing credit facility of approximately $68.3 million remained unchanged at the closing of the Credit Facility. In connection with this amendment, certain lenders under the 2024 credit facility exited the arrangement. We recognized approximately $0.3 million of expense, which was included in loss on debt extinguishment in our consolidated statements of operations, and represented a proportional amount of the unamortized debt issuance costs attributable to these lenders under the previously existing credit facility. As of September 30, 2026, we had the ability to draw up to an additional approximately $293.9 million on the current capacity of the Credit Facility revolver. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information.

Additionally, we are party to a $160.0 million CAD term loan (the “RBC JV Term Loan III”) with Royal Bank of Canada (“RBC”) pursuant to which 10 of our joint venture subsidiaries that each own 50% of a joint venture property serve as borrowers (the “RBC Borrowers III”). As of September 30, 2026, there was approximately $157.6 million CAD, or approximately $111.0 million USD, outstanding on the RBC JV Term Loan III. We and SmartCentres each serve as a recourse guarantor for 50% of the obligations outstanding under the RBC JV Term Loan III, which for each of us represented approximately $78.8 million CAD, or approximately $55.5 million USD as of September 30, 2026. See Note 6 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements for more information.

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

The following table presents the future principal payments required on our outstanding debt as of September 30, 2026 (in thousands):

2026 (1)	$4,074
2027	44,127
2028	442,986
2029	104,289
2030 (1)	249,351
Thereafter	298,158
Total	$1,142,985

(1)
Subsequent to September 30, 2026, on October 30, 2026, we fully repaid the Ladera office loan with proceeds from our Credit Facility. As a result, $3.6 million of the 2026 scheduled maturity above is now due in 2030.

The information in this section should be read in conjunction with Note 7 – Debt and Note 14 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

For cash requirements related to potential acquisitions, see Note 3 – Real Estate Facilities and Note 6 – Investments in Unconsolidated Real Estate Ventures of the Notes to the Consolidated Financial Statements.

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

Through September 30, 2026, we had entered into, and may continue to enter into, forward sale agreements with various agents pursuant to the ATM Agreement. As of September 30, 2026, we had not settled any shares of our common stock under these forward sale agreements, nor have we settled any of these shares of our common stock subsequent to September 30, 2026. These forward sale agreements may be physically settled in our common stock, settled in cash or net share settled at our election. The forward sales price that we will receive upon physical settlement of the forward sale agreements will be subject to adjustments for (i) a floating interest rate factor equal to a specified daily rate less a spread adjustment and (ii) scheduled dividends during the term of the forward equity sales agreements. We evaluated our forward sale agreements in accordance with Accounting Standards Codification 815-40 and concluded that they meet the conditions to be classified within equity as of September 30, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method, where applicable.

As of September 30, 2026, a total of 2,438,776 shares of common stock remain unsettled under these agreements, representing approximately $78.1 million in gross proceeds at a weighted average initial gross price of $32.01 per share, before commissions, fees and other adjustments. As of September 30, 2026, the weighted average forward price under these agreements was $31.57 per share. These forward sale agreements have maturities extending through September 2027.

Subsequent Events

See Note 16 – Subsequent Events of the Notes to the Consolidated Financial Statements.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is foreign currency risk and, to a lesser extent, interest rate risk. We may enter into derivative financial instruments such as foreign currency forward derivatives in order to mitigate foreign currency risks. We have significant exposure related to the $900.0 million CAD, or approximately $633.7 million USD as of September 30, 2026, of CAD-denominated senior unsecured notes issued by our Operating Partnership. From an economic perspective, we believe the fair value of the net equity in our foreign subsidiaries generally acts as a partial natural hedge. However, from a GAAP perspective, we will experience foreign currency gains/losses related to changes in the CAD related to such exposure. We have not and currently do not plan to enter into derivative or interest rate transactions for speculative purposes. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.

As of September 30, 2026, our net debt was approximately $1,137.8 million, which included approximately $1,075.3 million in fixed rate debt and approximately $67.7 million in variable rate debt, less approximately $3.9 million in net debt issuance costs and approximately $1.2 million in net debt discount. As of September 30, 2026, we had outstanding approximately $726.7 million USD equivalent debt denominated in CAD. See Note 7 – Debt of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

As of December 31, 2025, our net debt was approximately $1,098.2 million, which included approximately $1,044.5 million in fixed rate debt and approximately $59.8 million in variable rate debt, less approximately $4.4 million in net debt issuance costs and approximately $1.7 million in net debt discount. As of December 31, 2025, we had outstanding approximately $608.3 million USD equivalent debt denominated in CAD.

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

We have significant foreign exchange risk related to our CAD-denominated debt issued by our Operating Partnership. Based on the balances as of September 30, 2026, an assumed 1%, 5% and 10% adverse change to foreign exchange rates on such debt would result in an immediate non-cash foreign exchange loss of approximately $6.3 million, $31.7 million and $63.4 million, respectively, recorded to other, net in our consolidated statements of operations.

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

The following table summarizes annual debt maturities and average interest rates on our outstanding debt as of September 30, 2026 (in thousands):

	2026 (1)	2027	2028	2029	2030 (1)	Thereafter	Total
Fixed rate debt	$4,074	$44,127	$442,986	$104,289	$181,624	$298,158	$1,075,258
Average interest rate (2)	4.36%	4.36%	4.42%	4.22%	4.30%	4.57%
Variable rate debt	$—	$—	$—	$—	$67,727	$—	$67,727
Average interest rate (2)	4.95%	4.95%	4.95%	4.95%	4.95%	N/A

(1)
Subsequent to September 30, 2026, on October 30, 2026, we fully repaid the Ladera office loan with proceeds from our Credit Facility. As a result, $3.6 million of the fixed rate debt due in 2026 above is now variable rate debt due in 2030.
(2)
The interest rates for fixed rate debt were calculated based upon the contractual rate and the interest rates on variable rate debt was calculated based on the rate in effect on September 30, 2026. Debt denominated in a foreign currency has been converted based on the foreign exchange rate in effect as of September 30, 2026.

As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

Currently, our only foreign exchange rate risk comes from the CAD due primarily to our Canadian properties and Canadian denominated debt financing. With respect to the Canadian debt issued and serviced by our Canadian properties, the properties generate all of their revenues and expend essentially all of their operating expenses, including third party CAD-denominated debt service costs as applicable, thus significantly reducing the foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Please refer to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”). There have been no material changes from the risk factors set forth in our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Updates to the Code of Ethics and Business Conduct.

On November 4, 2026, our board of directors approved an updated Code of Ethics and Business Conduct (the “Updated Code of Ethics”), which is immediately effective. The Updated Code of Ethics will supersede the existing Code of Ethics and Business Conduct (the “Prior Code”) and will be applicable to all directors, officers and employees of the Company and our subsidiaries and affiliates, including our principal executive officer, principal financial officer and principal accounting officer.

The Updated Code of Ethics is intended to modernize the content and structure of our Prior Code for changes in our business and internal policies and regulatory and technological developments, while maintaining our core ethical principles and compliance framework. The approval of the Updated Code of Ethics does not relate to, and its adoption will not result in, any waiver, explicit or implicit, of any provision in the Prior Code. The substantive updates reflected in the Updated Code of Ethics include new content regarding emerging risk areas and evolving regulatory and technological developments, such as those related to prediction markets.

The foregoing description of the updates is subject to and qualified in its entirety by reference to the full text of the Updated Code of Ethics. The Updated Code of Ethics is posted on our website (https://investors.smartstopselfstorage.com/), under the Governance section of the website.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the quarter ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following SmartStop Self Storage REIT, Inc. financial information for the three and nine months ended September 30, 2026 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL.

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

SMARTSTOP SELF STORAGE REIT, INC. (Registrant)

Dated: November 6, 2026	By:	/s/ James R. Barry
James R. Barry
Chief Financial Officer and Treasurer (Principal Financial Officer)